Form 10-Q/A
period 1995-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1995-05-16
CIK 102198

10-Q/A January 1995

                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549


                                                   FORM 10-Q/A


                                                 AMENDMENT NO. 1

                           AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended     January 31, 1995

                                         Commission file number  1-8696


                                    COMPETITIVE TECHNOLOGIES, INC.
                       (Exact name of registrant as specified in its charter)

               The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarterly period ended January 31, 1995 on Form 10-Q as set forth in the pages attached hereto:

                 (List all such items, financial statements, exhibits or other portions amended)

PART I                 Item 1.  Condensed Financial Statements - Pages 3-19


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                              COMPETITIVE TECHNOLOGIES, INC.
                                                     Registrant



Date:     May 16, 1995
                                           By:    Frank R. McPike, Jr.
                                                  Vice President, Finance
                                                  Principal Financial Officer
                                                  and Authorized Signer

                           COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                INDEX

PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.  Condensed Financial Statements

A.     Financial Statements

       Consolidated Balance Sheets
         January 31, 1995 and July 31, 1994                               3

       Consolidated Statements of Operations for the
         three months ended January 31, 1995 and 1994                     4

       Consolidated Statements of Operations for the six
         months ended January 31, 1995 and 1994                           5

       Consolidated Statement of Changes in
         Shareholders' Interest for the six
         months ended January 31, 1995                                     6

       Consolidated Statements of Cash Flows for the
         six months ended January 31, 1995 and 1994                      7-8

       Notes to Consolidated Financial Statements                       9-12

B.     Pro Forma Financial Information (Unaudited)                        13

       Pro Forma Consolidated Balance Sheet at
         January 31, 1995                                              14-15

       Pro Forma Consolidated Statement of Operations
         for the three months ended January 31, 1995                      16

       Pro Forma Consolidated Statement of Operations
       for the six months ended January 31, 1995                          17

       Notes to Pro Forma Consolidated Financial
         Statements                                                    18-19

                                   PART I.  FINANCIAL INFORMATION

                        COMPETITIVE TECHNOLOGIES, INC., INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                 January 31, 1995 and July 31, 1994
                                             (Unaudited)

                                                                        January 31,             July 31,
ASSETS                                                                     1995                   1994
Current assets:
  Cash and cash equivalents                                             $  1,422,137         $  1,134,633
  Short-term investments, at market, January
    31, 1995; at cost, July 31, 1994                                       1,210,349            1,232,341
  Receivables:
    Royalties                                                                238,993              229,266
    Computer-based education services                                        628,624            1,012,934
    Other, including $63,386 and $45,469
      receivable from related parties
      in January and July, respectively                                      112,006              121,400
  Prepaid expenses and other current assets                                  332,857              311,187
    Total current assets                                                   3,944,966            4,041,761

Property and equipment, net                                                  793,977              629,508
Investments in affiliates                                                    417,355              364,236
Excess of purchase price over net assets
  acquired, net of accumulated amortization
  of $697,949 and $622,587, respectively                                     848,186              923,548
Other assets                                                                 458,952              487,579

    TOTAL ASSETS                                                        $  6,463,436         $  6,446,632


LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Line of credit obligation                                             $         --         $    100,000
  Accounts payable, including $3,938 and $22,626
    payable to related parties in January
    and July, respectively                                                   308,498              353,456
  Accrued liabilities, including $2,217
    and $6,071 payable to related parties,
    in January and July, respectively                                        351,888              324,030
  Deferred revenues                                                        1,161,007              980,596
    Total current liabilities                                              1,821,393            1,758,082

Other noncurrent liabilities                                                 102,736              108,379
Minority interest                                                            519,139              430,396
Commitments and contingencies                                                     --                   --
Shareholders' interest:
  5% preferred stock, $25 par value                                           60,675               60,675
  Common stock, $.01 par value                                                58,243               57,918
  Capital in excess of par value                                          24,344,621           24,097,604
  Less:  treasury stock at cost: 12,208 shares                               (96,362)                  --
  Net unrealized holding gains on available-
    for-sale securities                                                       11,735                   --
  Accumulated deficit                                                    (20,358,744)         (20,066,422)

    Total shareholders' interest                                           4,020,168            4,149,775

      TOTAL LIABILITIES AND
        SHAREHOLDERS' INTEREST                                          $  6,463,436         $  6,446,632


                                             See accompanying notes

                            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations
                         for the three months ended January 31, 1995 and 1994
                                              (Unaudited)

                                                                         1995                    1994
Revenues:
  Retained royalties                                                 $   249,459             $   264,714
  Revenues under service contracts, including
    $51,803 and $34,171 from related parties
    in 1995 and 1994, respectively                                        73,559                  34,171
  Grant revenues                                                          11,531                      --
  Computer-based education services                                    1,255,811                 884,909
                                                                       1,590,360               1,183,794
General and administration expenses,
  including costs of technology management
  business of which $36,896 and $20,194 were
  paid to related parties in 1995 and 1994,
    respectively                                                         542,910                 565,087
Research and development expenses                                         16,482                      --
Costs of computer-based education
  services, including $2,546 and
  $8,459 paid to related parties                                       1,137,092                 901,394
                                                                       1,696,484               1,466,481
Operating loss                                                          (106,124)               (282,687)

Interest income                                                           21,575                  26,895
Interest expense                                                          (8,624)                 (5,012)
(Losses) income related to equity
  method affiliates                                                      (36,143)                    267
Other, net                                                                24,611                  38,952

Loss from continuing operations before
  income taxes and minority interest                                    (104,705)               (221,585)
Provision for income taxes                                                19,000                   8,084

Loss from continuing operations
  before minority interest                                              (123,705)               (229,669)
Minority interest in (income) losses of
  subsidiaries                                                           (37,652)                 12,797
Loss from continuing operations                                         (161,357)               (216,872)
Net gain on disposal of discontinued
  operations                                                                  --                 171,078
Net loss                                                             $  (161,357)            $   (45,794)

Net income (loss) per share (primary and
  fully diluted):
  Continuing operations                                              $     (0.03)            $     (0.04)
  Discontinued operations                                                     --                    0.03
Net loss per share of common stock                                   $     (0.03)            $     (0.01)


Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted):                                         5,806,994               5,778,416

                                             See accompanying notes

                               COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                             for the six months ended January 31, 1995 and 1994
                                                (Unaudited)

                                                                         1995                    1994
Revenues:
  Retained royalties                                                 $   339,364             $   356,663
  Revenues under service contracts, including
    $115,222 and $76,595 from related parties
    in 1995 and 1994, respectively                                       156,472                  76,595
  Grant revenues                                                          60,671                      --
  Computer-based education services                                    2,522,876               1,819,361
                                                                       3,079,383               2,252,619
General and administration expenses,
  including costs of technology management
  business of which $53,254 and $31,762 were
  paid to related parties in 1995 and 1994,
    respectively                                                         952,474                 996,813
Research and development expenses                                         34,885                      --
Costs of computer-based education
  services, including $10,643 and
  $12,047 paid to related parties                                      2,287,280               1,840,223
                                                                       3,274,639               2,837,036
Operating loss                                                          (195,256)               (584,417)

Interest income                                                           39,462                  50,984
Interest expense                                                         (17,261)                (11,920)
(Losses) income related to equity
  method affiliates                                                      (43,936)                  8,551
Other, net                                                                28,121                  38,952

Loss from continuing operations before
  income taxes and minority interest                                    (188,870)               (497,850)
Provision for income taxes                                                24,609                  13,684

Loss from continuing operations
  before minority interest                                              (213,479)               (511,534)
Minority interest in (income) losses of
  subsidiaries                                                           (78,843)                 18,814
Loss from continuing operations                                         (292,322)               (492,720)
Net gain on disposal of discontinued
  operations                                                                  --                 221,852
Net loss                                                             $  (292,322)            $  (270,868)

Net income (loss) per share (primary and
  fully diluted):
  Continuing operations                                              $     (0.05)            $     (0.09)
  Discontinued operations                                                     --                    0.04
Net loss per share of common stock                                   $     (0.05)            $     (0.05)


Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted):                                         5,802,885               5,739,338

                                             See accompanying notes

                     COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statement of Changes in Shareholders' Interest
                         For the six months ended January 31, 1995
                                         (Unaudited)


                                                                                                          Net
                                                                                                        Unrealized
                                                                                                        holding
                             Preferred Stock                                                            gains on
                              Shares                   Common Stock     Capital in    Treasury stock    available-
                             issued and              Shares               excess of    Shares             for-sale   Accumulated
                             outstanding   Amount    issued     Amount    par value    held    Amount    Securities    Deficit


Balance - July 31, 1994. . .     2,427    $60,675   5,791,824   $57,918  $24,097,604      --    $   --     $    --   $(20,066,422)
Effect of change in
    accounting for available-
    for-sale securities. . .                                                                                 11,154
  Stock issued under
    Director's Stock
    Participation Plan . . .                            7,545        75       49,925
  Stock issued to Knowledge
    Solutions, Inc. in exchange
    for 205,325 shares of
    KSI's Class A common
    stock . . . . . .                                  25,000       250      197,092
  Change in net unrealized
    holding gains on available-
    for-sale securities . . .                                                                                   581
  Stock held by Knowledge
    Solutions, Inc. considered
    treasury stock. . . . . .                                                        (12,208)   (96,362)
  Net loss . . . . . . . . .                                                                                             (292,322)

Balance - January 31, 1995 . .   2,427    $60,675   5,824,369   $58,243  $24,344,621 (12,208)  $(96,362)   $11,735   $(20,358,744)


                                             See accompanying notes


                            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                         for the six months ended January 31, 1995 and 1994
                                                 (Unaudited)

                                                                            1995                 1994
Cash flow from operating activities:
  Net loss                                                              $   (292,322)        $  (270,868)
  Continuing operations:
    Noncash items included in net loss:
      Depreciation and amortization                                          260,024             206,984
      (Income) losses related to equity method
        affiliates                                                            43,936              (8,551)
      Minority interest in income (losses) of
        subsidiaries                                                          78,843             (18,814)
      Accrual for issuance of directors' stock                                20,833              24,167
      Accrual for stock retirement plan                                       37,500              25,000
      Other noncash items included in net loss                                44,966              60,137
    Other                                                                     13,374              (1,444)
    Net changes in various operating
      accounts (see schedule)                                                416,942             (47,342)
  Proceeds from disposal of discontinued operations, net                          --            (221,852)
Net cash flow from operating activities                                      624,096            (252,583)


Cash flow from investing activities:
  Purchases of property and equipment, net                                  (312,144)           (194,180)
  Proceeds from sales and redemptions of
     short-term investments                                                1,108,428              14,446
  Purchases of marketable securities and
    short-term investments                                                (1,047,094)            (62,108)
  Investments in affiliates and subsidiaries                                   5,218                (360)
  Proceeds from disposal of discontinued
    operations, net                                                               --             221,852
Net cash flow from investing activities                                     (245,592)            (20,350)

Cash flow from financing activities:
  Payments on line of credit obligation                                     (100,000)                --
  Proceeds from subsidiary's issuance of stock                                 9,000                 --
  Payments on capital lease obligations                                                          (49,251)
  Proceeds from issuance of common stock, net                                                    524,757
Net cash flow from
  financing activities                                                       (91,000)            475,506

Net increase in cash and cash
  equivalents                                                                287,504             202,573
Cash and cash equivalents at beginning
  of period                                                                1,134,633           1,948,241
Cash and cash equivalents at end of period                              $  1,422,137         $ 2,150,814


                                            See accompanying notes


                            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                          for the six months ended January 31, 1995 and 1994
                                              (Unaudited)


                                                                            1995                 1994

Schedule of net changes in various
  operating accounts:
  Receivables:
    Royalties                                                           $    (9,727)         $   (49,960)
    Computer-based education services                                       384,310              (99,954)
    Other                                                                     9,394               30,695
  Prepaid expenses and other current assets                                 (56,440)             (14,640)
  Accounts payable                                                          (99,702)              19,775
  Accrued liabilities                                                         8,696               66,742
  Deferred revenues                                                         180,411                   --
Net changes in various operating accounts                               $   416,942          $   (47,342)


Supplemental cash flow information:

  Cash paid for:
    Interest                                                            $    16,743          $     9,674
    Income taxes                                                             14,795               21,957

Schedule of noncash investing activities:
  Investments in affiliates and subsidiaries                            $  (205,325)         $        --
  Stock held by affiliates considered treasury stock                         96,362                   --


Schedule of noncash financing activities:

  Stock issued for investments in affiliates and
    subsidiaries                                                        $   205,325          $        --
  Stock held by affiliates considered treasury stock                    $   (96,362)         $        --
  Issuance of directors' stock                                          $    50,000          $    59,999


                                             See accompanying notes


                             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               Notes to Consolidated Financial Statements



1.  Interim Financial Statements

      Interim financial information presented in the accompanying financial statements and notes hereto is unaudited.

      The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of management, all adjustments which are necessary to present the financial statements fairly in conformity with generally accepted accounting principles, consisting only of normal recurring adjustments, have been made.

      The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

2.  Short-term Investments

      Effective August 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As required by Statement No. 115, prior years' financial statements have not been restated. The unrealized holding gain for securities classified as available-for-sale as of August 1, 1994 has been reported as an adjustment of the balance of net unrealized holding gains on available-for-sale securities in shareholders' interest.

      As of January 31, 1995 the components of the Company's available-for-sale securities are as follows (in thousands):

                                           Gross           Gross
                                         Unrealized      Unrealized
                         Aggregate        Holding          Holding       Amortized         Maturity
Security Type            Fair Value        Gains           Losses        Cost Basis        Grouping
U.S. Treasury                                                                              Within
  Bills                  $ 1,056           $ 9                --          $ 1,047          1 year
Mortgaged backed                                                                           Present
  securities                 154             3                --              151          through
                                                                                            2018
      Total              $ 1,210           $12                --          $ 1,198


      For the quarter ended January 31, 1995 proceeds from the sale of available-for-sale securities were $1,074,158 which resulted in gross realized gains of $24,611. For the six months ended January 31, 1995 proceeds from the sale of available-for-sale securities were $1,106,401 which resulted in gross realized gains of $25,582. In addition, realized gains on sale of short-term investments classified as cash equivalents were $2,026 in the quarter and six months ended January 31, 1995. Cost is based on specific identification in computing realized gains.

3.  University Communications, Inc. ("UCI")

      Costs associated with UCI's computer-based education services for the six months ended January 31 consist of the following:

                                               1995              1994

Direct costs of providing
  services                                  $ 1,393,997       $ 1,039,362
Selling, general and administration
  expenses (1)(2)                               893,283           800,861
           Total                            $ 2,287,280       $ 1,840,223


(1) Including $3,631 and $35,415, in 1995 and 1994, respectively, charged by CTI for services provided to UCI.
(2) Including $46,157 and $46,521 in 1995 and 1994, respectively, of amortization of excess purchase price over net assets acquired.

4.  Investment in Knowledge Solutions, Inc.

      In September 1994 Competitive Technologies, Inc. ("CTI"), formerly University Patents, Inc., made an additional investment in Knowledge Solutions, Inc. ("KSI") by acquiring 205,325 shares of KSI's Class A common stock in exchange for 25,000 shares of its common stock valued at $205,325. In addition, Safeguard Scientifics, Inc. ("SSI"), an unaffiliated company, purchased 200,000 shares of Class A common stock of KSI for $200,000 in cash. SSI also received warrants to purchase an additional 100,000 shares of Class A common stock of KSI at $1.00 per share through December 31, 1994, which warrants expired unexercised, and 133,333 shares of Class A common stock at $1.50 per share through December 31, 1995. As a result of these and related transactions UPI's ownership in KSI decreased to 48.8%.

      Effective October 1994 Competitive Technologies of PA, Inc. ("CTI-PA"), formerly Competitive Technologies, Inc., the Company's 80%-owned subsidiary, granted KSI an exclusive ten-year license to its process model for interactive multimedia training in exchange for royalties on future sales.

5.  Accrued Liabilities

      Accrued liabilities consist of the following:

                                 January 31,                   July 31,
                                    1995                         1994

Accrued compensation            $ 117,536                     $  94,920
Other                             234,352                       229,110
                                $ 351,888                     $ 324,030

6.  Segment Data

      The Company is engaged in two business segments: (a) technology management services and (b) marketing interactive computer-based education services.

      Financial data relating to the Company's segments for the six months ended January 31, 1995 and 1994 are as follows (in thousands):


                                                        Computer-
                                         Technology     based
                                         Management     Education      Other            Total
                                                                       (1)(2)
1995
Net revenues                               $ 556       $ 2,523     $     --             $ 3,079
Operating income (loss)                     (283)          250         (162)               (195)
Identifiable assets                          959         3,074        2,430               6,463
Depreciation and amortization                 92           168           --                 260
Capital additions                             72           240           --                 312
1994
Net revenues                               $ 434       $ 1,819     $     --             $ 2,253
Operating income (loss)                     (398)            6         (192)               (584)
Identifiable assets                          945         2,184        2,955               6,084
Depreciation and amortization                 79           128           --                 207
Capital additions                             33           162           --                 195


(1)   Other operating loss includes general corporate expenses.
(2) Other identifiable assets are corporate assets consisting primarily of cash and cash equivalents, short-term investments, the directors' escrow fund and investments in equity method affiliates unrelated to an industry segment.


7.  Contingencies

      In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, UOP, and several present and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend the action instituted by plaintiffs vigorously. In August 1994 the defendants filed a motion for summary judgment for dismissal of the case. The motion for summary judgment was argued on March 6, 1995 and the court has not yet ruled on the motion.

8.    Subsequent Events

      On February 15, 1995, Barden Companies, Inc. (to which Barden Communications, Inc. had assigned its rights and interests) exercised its option to purchase from CTI additional shares of UCI common stock. Barden Companies, Inc. ("Barden") paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. Before the transaction Barden owned 7.4% and CTI owned 55.1% of the outstanding common stock of UCI. Upon consummation of the transaction Barden owned 50.1% and CTI owned 12.4% of the outstanding common stock of UCI.

      CTI intends to offer all UCI shareholders other than Barden the opportunity to participate in the transaction on a pro rata basis. Pursuant to this offer, CTI would offer to purchase from the other UCI shareholders a maximum of approximately 950,000 shares at $1.375 per share, the same price CTI received from Barden. CTI expects to report a gain on the sale of UCI shares of between $1,600,000 and $2,700,000 in the fiscal year ending July 31, 1995. The amount of CTI's gain is dependent on the level of participation in the offer, which is not currently determinable.

      In February 1995 CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized by Kentucky Technology Incorporated, a wholly-owned technology management company formed by the University of Kentucky, to provide diagnostic laboratory services for the equine industry. EBI's initial product is a test for equine protozoal myeloencephalitis, a neurological disease. After this investment CTI owns 37.5% of the outstanding common stock of EBI and will account for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

                     COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Pro Forma Financial Information
                                    (unaudited)


      On February 15, 1995, Barden Companies, Inc. (to which Barden Communications, Inc. had assigned its rights and interests) exercised its option to purchase from Competitive Technologies, Inc. ("CTI") additional shares of University Communications, Inc.'s ("UCI") common stock. Barden Companies, Inc. ("Barden") paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. Before the transaction Barden owned 7.4% and CTI owned 55.1% of the outstanding common stock of UCI. Upon consummation of the transaction Barden owned 50.1% and CTI owned 12.4% of the outstanding common stock of UCI.

      CTI intends to offer all UCI shareholders other than Barden the opportunity to participate in the transaction on a pro rata basis. Pursuant to this offer, CTI would offer to purchase from the other UCI shareholders a maximum of approximately 950,000 shares at $1.375 per share, the same price CTI received from Barden. CTI expects to report a gain on the sale of UCI shares of between $1,600,000 and $2,700,000 in the fiscal quarter ending April 30, 1995. The amount of CTI's gain is dependent on the level of participation in the offer, which is not currently determinable. Accordingly the accompanying pro forma financial information has been prepared as if there were no participation of other UCI shareholders.

      The following pro forma balance sheet reflects the sale as if it had occurred on January 31, 1995.

      The following pro forma statements of operations for the Company for the three and six months ended January 31, 1995 reflect CTI's sale of 2,347,180 shares of UCI stock as if it had occurred on August 1, 1993.


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Pro Forma Consolidated Balance Sheet
                                January 31, 1995
                                   (Unaudited)



                                                    Historical
                                                    Competitive
                                                 Technologies, Inc.                                 Pro Forma
                                                    January 31,            Pro Forma                 Balance
ASSETS                                                  1995              Adjustments                 Sheet
Current assets:
  Cash and cash equivalents                      $  1,422,137             $ 2,434,820  (A)(B)      $ 3,856,957
  Short-term investments, at
    market                                          1,210,349                      --                1,210,349
  Receivables:
    Royalties                                         238,993                                          238,993
    Computer-based education
      services                                        628,624                (628,624) (A)                  --
    Other, including $63,386
      receivable from related
      parties (pro forma: $63,386)                    112,006                  (2,000) (A)             110,006
    Loans, advances and interest
      from affiliate                                                          318,253  (A)             318,253
  Prepaid expenses and other
    current assets                                    332,857                (210,375) (A)             122,482
    Total current assets                            3,944,966               1,912,074                5,857,040

Property and equipment, net                           793,977                (668,386) (A)             125,591
Investments in affiliates                             417,355                  46,962  (A)(B)          464,317
Excess of purchase price over
  net assets acquired, net of
  accumulated amortization
  of $697,949 (pro forma: $125,688)                   848,186                (659,643) (A)             188,543
Other assets                                          458,952                  (9,971) (A)             448,981

      Total assets                               $  6,463,436             $   621,036              $ 7,084,472

                                             See accompanying notes


                              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Pro Forma Consolidated Balance Sheet
                                                January 31, 1995
                                                   (Unaudited)


                                                   Historical
                                                   Competitive
                                                Technologies, Inc.                               Pro Forma
                                                   January 31,           Pro Forma                Balance
                                                       1995             Adjustments                Sheet
LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Accounts payable, including
    $3,938  payable to related
    parties (pro forma: $3,938)                 $    308,498            $  (255,191) (A)        $     53,307
  Accrued liabilities, including
    $2,217 payable to related
    parties (pro forma: none)                        351,888               (115,128) (A)             236,760
  Deferred revenues                                1,161,007             (1,118,231) (A)              42,776
    Total current liabilities                      1,821,393             (1,488,550)                 332,843

Other noncurrent liabilities                         102,736               (102,736) (A)                  --
Minority interest                                    519,139               (519,139) (A)                  --

Shareholders' interest:
  5% preferred stock, $25 par value                   60,675                     --                   60,675
  Common stock, $.01 par value                        58,243                     --                   58,243
  Capital in excess of par value                  24,344,621                     --               24,344,621
  Less: treasury stock at cost:
    12,208 shares                                    (96,362)                    --                  (96,362)
  Net unrealized holding gains on
     available-for-sale securities                    11,735                     --                   11,735
  Accumulated deficit                            (20,358,744)             2,731,461  (B)         (17,627,283)
    Total shareholders' interest                   4,020,168              2,731,461             $  6,751,629

      Total liabilities and
        shareholders' interest                  $  6,463,436            $   621,036             $  7,084,472


                                            See accompanying notes



                           COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Pro Forma Consolidated Statement of Operations
                            for the three months ended January 31, 1995
                                           (Unaudited)


                                                  Historical
                                                  Competitive
                                                Technologies, Inc.
                                                   January 31,           Pro Forma               Pro Forma
                                                      1995              Adjustments               Results
Revenues:
  Retained royalties                            $   249,459             $        --             $   249,459
  Revenues under service contracts,
    including $51,803 from
    related parties                                  73,559                      --                  73,559
  Grant revenues                                     11,531                      --                  11,531
  Computer-based education services               1,255,811              (1,255,811) (C)                 --
                                                  1,590,360              (1,255,811)                334,549
General and administration expenses,
  including costs of technology
  management business of which
  $36,896 was paid to related
  parties                                           542,910                      --                 542,910
Research and development expenses                    16,482                      --                  16,482
Costs of computer-based education
  services, including $2,546 paid
  to related parties                              1,137,092              (1,137,092) (C)                 --
                                                  1,696,484              (1,137,092)                559,392
  Operating loss                                   (106,124)               (118,719)               (224,843)

Interest income                                      21,575                  (2,106) (C)(F)          19,469
Interest expense                                     (8,624)                  8,624  (C)                 --
Losses related to equity method
  affiliates                                        (36,143)                  5,840  (C)            (30,303)
Other, net                                           24,611                      --                  24,611
  Loss from continuing operations
    before income taxes and
    minority interest                              (104,705)               (106,361) (E)           (211,066)
Provision for income taxes                           19,000                 (16,000) (C)              3,000
  Loss from continuing operations
    before minority interest                       (123,705)                (90,361)               (214,066)
Minority interest in (income)
  losses of subsidiaries                            (37,652)                 40,552  (D)              2,900
  Net loss                                      $  (161,357)            $   (49,809)            $  (211,166)

Net loss per share of
  common stock
  (primary and fully diluted)                   $     (0.03)                                    $     (0.04)

Weighted average number of common
  and common equivalent shares
  outstanding
  (primary and fully diluted)                     5,806,994                                       5,806,994

                                               See accompanying notes


                             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              Pro Forma Consolidated Statement of Operations
                                for the six months ended January 31, 1995
                                               (Unaudited)

                                                  Historical
                                                  Competitive
                                                Technologies, Inc.
                                                   January 31,           Pro Forma               Pro Forma
                                                      1995              Adjustments               Results
Revenues:
  Retained royalties                            $   339,364             $        --             $   339,364
  Revenues under service contracts,
    including $115,222 from
    related parties                                 156,472                      --                 156,472
  Grant revenues                                     60,671                      --                  60,671
  Computer-based education services               2,522,876              (2,522,876) (C)                 --
                                                  3,079,383              (2,522,876)                556,507
General and administration expenses,
  including costs of technology
  management business of which
  $53,254 was paid to related
  parties                                           952,474                      --                 952,474
Research and development expenses                    34,885                      --                  34,885
Costs of computer-based education
  services, including $10,643 paid
  to related parties                              2,287,280              (2,287,280) (C)                 --
                                                  3,274,639              (2,287,280)                987,359
  Operating loss                                   (195,256)               (235,596)               (430,852)

Interest income                                      39,462                  (1,409) (C)(F)          38,053
Interest expense                                    (17,261)                 17,261  (C)                 --
Losses related to equity method
  affiliates                                        (43,936)                  6,098  (C)            (37,838)
Other, net                                           28,121                      --                  28,121
  Loss from continuing operations
    before income taxes and
    minority interest                              (188,870)               (213,646) (E)           (402,516)
Provision for income taxes                           24,609                 (16,000) (C)              8,609
  Loss from continuing operations
    before minority interest                       (213,479)               (197,646)               (411,125)
Minority interest in (income)
  losses of subsidiaries                            (78,843)                 88,743  (D)              9,900
  Net loss                                      $  (292,322)            $  (108,903)            $  (401,225)

Net loss per share of
  common stock
  (primary and fully diluted)                   $     (0.05)                                    $     (0.07)

Weighted average number of common
  and common equivalent shares
  outstanding
  (primary and fully diluted)                     5,802,885                                       5,802,885

                                               See accompanying notes


                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Notes to Pro Forma Consolidated Balance Sheet
                                           (Unaudited)




       The pro forma condensed consolidated balance sheet reflects CTI's sale of 2,347,180 shares of UCI stock for $3,227,372 in cash as if it had occurred on January 31, 1995. The historical consolidated balance sheet of CTI reported UCI as a consolidated subsidiary. The pro forma consolidated balance sheet reflects CTI's remaining 12.4% investment in UCI on the cost method. The specific pro forma adjustments to achieve this change are as follows:

(A) This entry removes the assets and liabilities of UCI, including its minority shareholders' interest in those net assets, as reflected in the historical consolidated balance sheet at January 31, 1995 and records CTI's investment in UCI as it would have been reflected on January 31, 1995 if UCI were not a consolidated subsidiary.

(B) This entry reflects CTI's sale of part of its investment in UCI for $3,227,372 in cash, the reduction of its investment in UCI and the resulting gain that would have been recorded if the sale had occurred on January 31, 1995.


                  COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       Notes to Pro Forma Consolidated
                          Statements of Operations
                                 (Unaudited)

       The pro forma condensed consolidated statements of operations treat CTI's sale of 2,347,180 shares of UCI stock for $3,227,372 in cash as if it had occurred on August 1, 1993.

       CTI intends to offer all UCI shareholders other than Barden the opportunity to participate in the transaction on a pro rata basis. Pursuant to this offer, CTI would offer to purchase from the other UCI shareholders a maximum of approximately 950,000 shares at $1.375 per share, the same price CTI received from Barden. CTI expects to report a gain on the sale of UCI shares of between $1,600,000 and $2,700,000 in the fiscal quarter ending April 30, 1995. The amount of CTI's gain is dependent on the level of participation in the offer, which is not currently determinable.

       The historical consolidated statements of operations of CTI reported UCI as a consolidated subsidiary. The pro forma consolidated statements of operations reflect CTI's remaining 12.4% investment in UCI on the cost method. Since UCI incurred losses from its inception through the fiscal year ended July 31, 1994, it has declared no dividends to date. UCI may not declare or pay dividends during the term of its current credit facility (see Note 2 to Consolidated Financial Statements in CTI's Annual Report on Form 10-K for the year ended July 31, 1994).

(C) This entry removes the revenues and expenses of UCI as reflected in the historical consolidated statements of operations for the periods presented.

(D) This entry adjusts for UCI's minority shareholders' interest in UCI's net income or loss for the period presented.

(E) No pro forma adjustment has been recorded to reflect CTI's sale of part of its investment in UCI for $3,227,372 in cash or the resulting gain. This transaction, including CTI's gain on its sale of part of its investment in UCI, will be recognized in the third quarter of fiscal 1995 when the sale is consummated.

(F) No pro forma adjustment has been recorded to reflect interest which would have been earned on the proceeds of the sale if it had occurred on August 1, 1993 and the proceeds had been invested throughout the period. If the proceeds had been invested at the weighted average interest rate available on its short-term investment account throughout the period, CTI estimates it would have earned approximately $44,000 and $81,000 in the three and six months ended January 31, 1995, respectively.