Form 10-Q
period 1995-04-30
COMPETITIVE TECHNOLOGIES INC
filed 1995-06-13
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      April 30, 1995

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 1-8696


                 COMPETITIVE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)


    Delaware                                36-2664428
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

    1465 Post Road East,
    P.O. Box 901
    Westport, Connecticut                    06881-0901
(Address of principal executive               (Zip Code)
offices)

Registrant's telephone number, including area code: (203) 255-6044


                               N/A
     Former name, former address and former fiscal year, if
                    changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .

Common Stock outstanding as of June 1, 1995 5,812,161 shares

Exhibit Index on sequentially numbered page 19 of 21.

            Page 1 of 21 sequentially numbered pages.



          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets
       April 30, 1995 and July 31, 1994                         3

     Consolidated Statements of Operations for the
       three months ended April 30, 1995 and 1994               4

     Consolidated Statements of Operations for the nine
       months ended April 30, 1995 and 1994                     5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 1995                              6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 1995 and 1994              7-8

     Notes to Consolidated Financial Statements              9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         13-18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     19

Item 6.  Exhibits and Reports on Form 8-K                      19

Signatures                                                     20



                  PART I.  FINANCIAL INFORMATION

         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                 April 30, 1995 and July 31, 1994
                            (Unaudited)

                                                      April 30,       July 31,
ASSETS                                                  1995            1994

Current assets:
  Cash and cash equivalents                          $  3,939,754  $    877,010
  Short-term investments, at market, April
    30, 1995; at cost, July 31, 1994                    1,208,165     1,232,341
    Receivables, including $97,729 and $46,074
      receivable from related parties
      in April and July, respectively                     452,870       348,666
  Notes receivable                                             --       313,992
  Prepaid expenses and other current assets               137,348       128,640
    Total current assets                                5,738,137     2,900,649

Property and equipment, net                               121,157        79,679
Investments in affiliates                                 267,561       215,056
Net assets of discontinued operation                           --       536,961
Excess of purchase price over net assets
  acquired, net of accumulated amortization
  of $141,399 and $94,266, in April and July
  respectively                                            172,832       219,965
Directors' escrow account                                 325,000       325,000
Other assets                                              303,728       199,556

    TOTAL ASSETS                                     $  6,928,415  $  4,476,866

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $19,450 and $7,781
    payable to related parties in April
    and July, respectively                           $    176,280        75,350
  Accrued liabilities                                     442,981       251,741
    Total current liabilities                             619,261       327,091
Commitments and contingencies                                  --            --
Shareholders' interest:
  5% preferred stock, $25 par value                        60,675        60,675
  Common stock, $.01 par value                             58,243        57,918
  Capital in excess of par value                       24,344,621    24,097,604
  Less:  treasury stock at cost: 12,208 shares            (96,362)          --
  Net unrealized holding gains on available-
    for-sale securities                                    28,415            --
  Accumulated deficit                                 (18,086,438) (20,066,422)

    Total shareholders' interest                        6,309,154     4,149,775

      TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST   $  6,928,415  $  4,476,866

                             See accompanying notes



                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               for the three months ended April 30, 1995 and 1994
                                   (Unaudited)

                                                         1995          1994
Revenues:
  Retained royalties                                 $   132,473   $   133,382
  Revenues under service contracts, including
    $43,808 and $44,887 from related parties
    in 1995 and 1994, respectively                       362,908        59,687
  Grant revenues                                              --        34,019
                                                         495,381       227,088
General and administration expenses,
  including costs of technology management
  business of which $31,950 and $27,939 were
  paid to related parties in 1995 and 1994,
    respectively                                         744,594       475,567
Research and development expenses                         32,057            --
                                                         776,651       475,567
Operating loss                                          (281,270)     (248,479)

Interest income                                           52,386        27,287
(Losses) income related to equity
  method affiliates                                      (31,596)       16,019
Other, net                                                   568         4,494

Loss from continuing operations before
  income taxes and minority interest                    (259,912)     (200,679)
Provision for income taxes                                 6,064          (484)

Loss from continuing operations
  before minority interest                              (265,976)     (200,195)
Minority interest in losses of
  subsidiary                                              13,212            --
Loss from continuing operations                         (252,764)     (200,195)
(Loss) income from operations of
  discontinued operation                                  (9,435)        2,859
Net gain on disposal of discontinued
  operation                                            2,534,505            --
Net income (loss)                                    $ 2,272,306   $  (197,336)

Net income (loss) per share (primary and
  fully diluted):
  Continuing operations                              $     (0.04)  $     (0.03)
  Operations of discontinued operation                        --            --
  Net gain on disposal of discontinued operations           0.43            --
Net income (loss) per share of common stock          $      0.39   $     (0.03)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted):                         5,829,176     5,785,232

                             See accompanying notes



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                for the nine months ended April 30, 1995 and 1994
                                   (Unaudited)



                                                         1995          1994
Revenues:
  Retained royalties                                 $   471,837   $   490,045
  Revenues under service contracts, including
    $156,654 and $121,482 from related parties
    in 1995 and 1994, respectively                       519,380       136,282
  Grant revenues                                          60,671        34,019
                                                       1,051,888       660,346
General and administration expenses,
  including costs of technology management
  business of which $85,203 and $59,700 were
  paid to related parties in 1995 and 1994,
    respectively                                       1,697,068     1,472,380
Research and development expenses                         66,942            --
                                                       1,764,010     1,472,380
Operating loss                                          (712,122)     (812,034)

Interest income                                           90,439        82,489
(Losses) income related to equity
  method affiliates                                      (69,434)       27,139
Other, net                                                28,689        42,906

Loss from continuing operations before
  income taxes and minority interest                    (662,428)     (659,500)
Provision for income taxes                                14,673        10,116

Loss from continuing operations
  before minority interest                              (677,101)     (669,616)
Minority interest in losses of
  subsidiary                                              23,112            --
Loss from continuing operations                         (653,989)     (669,616)
Income (loss) from operations of
  discontinued operation                                  99,468       (20,440)
Net gain on disposal of discontinued
  operations                                           2,534,505       221,852
Net income (loss)                                    $ 1,979,984   $  (468,204)

Net income (loss) per share (primary and
  fully diluted):
  Continuing operations                              $     (0.11)  $     (0.12)
  Operations of discontinued operation                      0.02            --
  Net gain on disposal of discontinued operations           0.43          0.04
Net income (loss) per share of common stock          $      0.34   $     (0.08)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted):                         5,879,787     5,732,627

                             See accompanying notes



                       COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statement of Changes in Shareholders' Interest
                          For the nine months ended April 30, 1995
                                         (Unaudited)


                                                                                                        Net
                                                                                                        Unrealized
                                                                                                        holding
                                Preferred Stock                                                         gains on
                               Shares              Common Stock        Capital in     Treasury stock    available-
                             issued and            Shares              excess of      Shares            for-sale     Accumulated
                             outstanding  Amount   issued    Amount    par value      held   Amount     Securities     Deficit


Balance - July 31, 1994. .      2,427    $60,675  5,791,824  $57,918   $24,097,604      --  $   --      $    --     $(20,066,422)
Effect of change in
    accounting for available-
    for-sale securities. . .                                                                             11,154
  Stock issued under
    Director's Stock
    Participation Plan . . .                          7,545       75        49,925
  Stock issued to Knowledge
    Solutions, Inc. in
    exchange for 205,325
    shares of KSI's Class
    A common stock . . . .                           25,000      250       197,092
  Change in net unrealized
    holding gains
    on available-for-sale
    securities . . .                                                                                     17,261
  Stock held by Knowledge
    Solutions, Inc.
    considered treasury
    stock. . . . . . .                                                             (12,208)  (96,362)
   Net income . . . . . . .                                                                                            1,979,984

Balance - April 30, 1995 . .    2,427    $60,675  5,824,369  $58,243   $24,344,621 (12,208) $(96,362)   $28,415     $(18,086,438)

                           See accompanying notes



                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                for the nine months ended April 30, 1995 and 1994
                                   (Unaudited)



                                                        1995           1994

Cash flow from operating activities:
  Net income (loss)                                 $  1,979,984   $  (468,204)
  Continuing operations:
    Noncash items included in net loss:
      Depreciation and amortization                      139,262       128,778
      Losses (income) related to equity method
        affiliates                                        69,434       (27,139)
      Minority interest in losses of
        subsidiaries                                     (23,112)           --
      Accrual for issuance of directors' stock            38,333        39,167
      Accrual for stock retirement plan                   56,250        37,500
      Other noncash items included in net loss            10,305        15,787
    Other                                                 (3,773)       17,015
    Net changes in various operating
      accounts (see schedule)                            431,029       195,060
  Discontinued operations, net                        (2,633,973)     (201,412)
Net cash flow from operating activities
  of continuing operations                                63,739      (263,448)


Cash flow from investing activities:
  Purchases of property and equipment, net               (80,495)      (41,660)
  Proceeds from sales and redemptions of
     short-term investments                            1,125,835        98,806
  Purchases of marketable securities and
    short-term investments                            (1,047,094)           --
  Investments in affiliates and subsidiaries             (19,800)         (360)
  Proceeds from disposal of discontinued
    operations, net                                    3,011,559       221,852
Net cash flow from investing activities                2,990,005       278,638

Cash flow from financing activities:
  Proceeds from subsidiary's issuance of stock             9,000
  Proceeds from issuance of common stock, net                 --       524,757
Net cash flow from financing activities                    9,000       524,757

Net increase in cash and cash
  equivalents                                          3,062,744       539,947
Cash and cash equivalents at beginning
  of period                                              877,010     1,499,790
Cash and cash equivalents at end of period          $  3,939,754   $ 2,039,737

                             See accompanying notes



                    PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                for the nine months ended April 30, 1995 and 1994
                                   (Unaudited)




                                                    1995          1994

Schedule of net changes in various
  operating accounts:

  Receivables:
    Royalties                                   $   154,897   $    60,717
    Government contracts                            250,269            --
    Other                                          (195,378)      134,805
  Prepaid expenses and other current assets         (10,103)       29,077
  Accounts payable                                  100,930        29,322
  Accrued liabilities                               118,753       (63,234)
  Deferred revenues                                  11,661         4,373
Net changes in various operating accounts       $   431,029   $   195,060


Supplemental cash flow information:

  Cash paid for:
    Income taxes                                $    13,099   $    16,550

Schedule of noncash investing activities:
  Investments in affiliates and subsidiaries    $  (205,325)  $        --

  Stock held by affiliates considered
    treasury stock                              $    96,362   $        --


Schedule of noncash financing activities:

  Stock issued for investments in affiliates
    and subsidiaries                            $   205,325   $        --
  Stock held by affiliates considered
    treasury stock                              $   (96,362)  $        --
  Issuance of directors' stock                  $    50,000   $    59,999

                         See accompanying notes



            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements



1.  Interim Financial Statements

    Interim financial information presented in the accompanying financial statements and notes hereto is unaudited.

    As more fully discussed in Note 2, Competitive Technologies, Inc. ("CTI"), formerly University Patents, Inc., sold a controlling interest in University Communications, Inc. ("UCI") to Barden Companies, Inc. ("Barden") and reduced its holding in UCI to 14.5%. Effective February 15, 1995, CTI began to account for its investment in UCI on the cost method. Accordingly, UCI has been presented in these financial statements as a discontinued operation and financial information for prior periods has been reclassified.

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

2.  Discontinued Operation - University Communications, Inc.

    On February 15, 1995, Barden (to which Barden Communications, Inc. had assigned its rights and interests) exercised its option to purchase from CTI additional shares of UCI common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. In connection with Barden's purchase, CTI offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTI purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTI's net gain on these transactions was $2,534,505 in the third quarter of fiscal 1995. Upon completion of these and other transactions, Barden owned 52.1% and CTI owned 14.5% of the outstanding common stock of UCI.

    With a holding of 14.5% and no representation on UCI's board of directors, CTI no longer exerts significant influence over UCI's operations. Therefore, effective February 15, 1995, CTI began to account for its investment in UCI of $159,375 on the cost method. CTI's consolidated financial statements for all prior periods, which previously included the financial statements of UCI as a consolidated subsidiary, have been reclassified to present UCI's net assets and CTI's equity in UCI's net results of operations as a discontinued operation.

    Since UCI previously comprised one of the Company's two segments but is now presented as a discontinued operation, the Company's reclassified financial statements reflect a single business segment, technology management services.

    UCI's revenues for the three and nine months ended April 30, 1995, were $1,282,357 and $3,805,233, respectively, from its computer-based education services. UCI's revenues for the three and nine months ended April 30, 1994, were $940,580 and $2,759,941, respectively.

3.  Short-term Investments

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

    As of April 30, 1995 the components of the Company's available-for-sale securities are as follows (in thousands):

                              Gross     Gross
                            Unrealized  Unrealized
                 Aggregate   Holding      Holding  Amortized     Maturity
Security Type    Fair Value   Gains       Losses   Cost Basis    Grouping
U.S. Treasury                                                     Within
  Bills          $ 1,072      $25           --     $ 1,047        1 year
Mortgaged backed                                                  Present
  securities         136        3           --         133        through
                                                                   2018
    Total        $ 1,208      $28           --     $ 1,180



    For the quarter ended April 30, 1995 proceeds from the sale of available-for-sale securities were $19,434 which resulted in gross realized gains of $567. For the nine months ended April 30, 1995 proceeds from the sale of available-for-sale securities were $1,125,835 which resulted in gross realized gains of $26,149. In addition, realized gains on sale of short-term investments classified as cash equivalents were $2,026 in the nine months ended April 30, 1995. Cost is based on specific identification in computing realized gains.

4.  Receivables

    Receivables consist of the following:

                                      April 30,      July 31,
                                        1995           1994

Royalties                             $ 74,369       $229,266
Government contracts                   250,269             --
Other                                  128,232        119,400
                                      $452,870       $348,666

5.  Investment in Knowledge Solutions, Inc.

    In September, 1994 Competitive Technologies, Inc. made an additional investment in Knowledge Solutions, Inc. ("KSI") by acquiring 205,325 shares of KSI's Class A common stock in exchange for 25,000 shares of its common stock valued at $205,325. In addition, Safeguard Scientifics, Inc. ("SSI"), an unaffiliated company, purchased 200,000 shares of Class A common stock of KSI for $200,000 in cash. SSI also received warrants to purchase an additional 100,000 shares of Class A common stock of KSI at $1.00 per share through December 31, 1994, which warrants expired unexercised, and 133,333 shares of Class A common stock at $1.50 per share through December 31, 1995. As a result of these and related transactions, CTI has a 48.8% ownership in KSI.

    Effective October, 1994 Competitive Technologies of PA, Inc. ("CTI-PA"), formerly Competitive Technologies, Inc., the Company's 80%-owned subsidiary, granted KSI an exclusive ten-year license to its process model for interactive multimedia training in exchange for royalties on future sales.

    Although KSI received a $75,000 grant to support its development activities in the early months of 1995, KSI will require additional cash in June, 1995, to continue to develop and market its multimedia training products. CTI expects to participate in a restructuring and an additional round of financing for KSI in the fourth quarter of fiscal 1995.

6.  Investment in Equine Biodiagnostics, Inc.

    In February, 1995 CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized by Kentucky Technology Incorporated, a technology management company wholly-owned by the University of Kentucky, to provide diagnostic laboratory services for the equine industry. EBI's initial product is a test for equine protozoal myeloencephalitis, a neurological disease. At April 30, 1995, CTI owned 37.5% of the outstanding common stock of EBI and accounts for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

7.  Accrued Liabilities

    Accrued liabilities consist of the following:

                                      April 30,           July 31,
                                         1995               1994

Accrued compensation                  $ 134,236           $  84,453
Accrued subcontractors' fees            144,489                  --
Accrued professional fees                45,500              38,740
Other                                   118,756             128,548
                                      $ 442,981           $ 251,741

8.  Contingencies

    In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, UOP, and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. At April 30, 1995, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. The defendants' motion for summary judgment was denied. The case is scheduled for trial in late July, 1995.



             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Financial Condition and Liquidity

     On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from Competitive Technologies, Inc. ("CTI") additional shares of UCI common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. In connection with Barden's purchase, CTI offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTI purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTI's net gain on these transactions was $2,534,505 in the third quarter of fiscal 1995. Upon completion of these and other transactions, Barden owned 52.1% and CTI owned 14.5% of the outstanding common stock of UCI.

     With a holding of 14.5% and no representation on UCI's board of directors, CTI no longer exerts significant influence over UCI's operations. Therefore, effective February 15, 1995, CTI began to account for its investment in UCI of $159,375 on the cost method. CTI's consolidated financial statements for all prior periods, which previously included the financial statements of UCI as a consolidated subsidiary, have been reclassified to present UCI's net assets and CTI's equity in UCI's net results of operations as a discontinued operation.

     Since UCI previously comprised one of the Company's two segments but is now presented as a discontinued operation, the Company's reclassified financial statements reflect a single business segment, technology management services.

     Cash and cash equivalents of $3,939,754 at April 30, 1995 are $3,062,744 higher than reclassified cash and cash equivalents of $877,010 at July 31, 1994. Operating activities provided $63,739, investing activities provided $2,990,005 and financing activities provided $9,000.

     The Company's net loss from continuing operations for the nine months of $653,989 included the following noncash charges: depreciation and amortization of approximately $139,000, losses related to equity method affiliates of approximately $69,000, minority shareholders' interest in losses of consolidated subsid-iaries of approximately $23,000 and accruals of approximately $95,000.

     Net changes in various operating accounts amounted to approximately $431,000 for the nine months ended April 30, 1995.
In general, these result from changes in the timing and amounts of cash flows before and after the end of the period. In addition, both receivables and liabilities for services performed under the government contract described below are new at April 30, 1995 since the contract began in February, 1995 and there were no similar government contracts at July 31, 1994.

     CTI's sale of its majority holding in UCI, net of purchases, discussed above provided approximately $3,012,000 in cash. Proceeds from sales and redemptions of short-term investments, net of purchases, provided approximately $79,000. The Company used approximately $80,000 to purchase computer and other equipment for its continuing operations.

     In September, 1994 CTI made an additional investment in Knowledge Solutions, Inc., ("KSI") by exchanging 25,000 unregis-tered shares of CTI common stock for 205,325 shares of KSI's Class A common stock. At April 30, 1995 CTI owned 48.8% of the outstand-ing common stock of KSI. Of the 25,000 shares of CTI common stock held by KSI at April 30, 1995, 12,208 shares are classified as treasury stock to reflect CTI's 48.8% equity in KSI.

     Although KSI received a $75,000 grant to support its develop-ment activities in the early months of 1995, KSI will require additional cash in June, 1995, to continue to develop and market its multimedia training products. CTI expects to participate in a restructuring and an additional round of financing for KSI in the fourth quarter of fiscal 1995.

     In February, 1995 CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized by Kentucky Technology Incorporated, a technology management company wholly-owned by the University of Kentucky, to provide diagnostic laboratory services for the equine industry. EBI's initial product is a test for equine protozoal myeloencephalitis, a neurological disease. At April 30, 1995, CTI owned 37.5% of the outstanding common stock of EBI and accounts for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

     On January 24, 1995, CTI was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterpris-es. Approximately $400,000 of the contract revenues are expected to be retained by CTI with the remainder to be paid to subcontrac-tors for specific tasks. Work on the contract began in February, 1995 and is expected to continue for approximately 15 months. CTI accounts for the contract under the percentage of completion method. Through April 30, 1995, CTI had earned and recognized approximately $291,000 of revenue on this contract of which approximately $168,000 was payable to subcontractors.

     The Company carries liability insurance and casualty insurance for tangible assets owned or leased by the Company or its subsid-iaries. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by the Company.

     The Company is currently pursuing additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to fund the start-up of their operations.

     The Company's adoption of Statement No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," did not have a material effect on its financial statements.

     The Company does not believe that inflation had a significant impact on its operations during fiscal 1995 or 1994 or that it will have a significant impact on operations during the next twelve-month operating period.

     With more than $3,000,000 in net cash proceeds from CTI's sale of shares of UCI common stock to Barden and no outstanding long-term debt, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next three to five years for its current operating activities as well as for expansion of its technology management services and investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and investments in start-up companies (with resulting increases in operating expenses) are subject to many factors which are outside of the Company's control and to presently unanticipated opportuni-ties that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Nine Months Ended April 30, 1995 vs.
Reclassified Nine Months Ended April 30, 1994

     The results of operations for the nine months ended April 30, 1994 presented in the accompanying condensed financial statements have been reclassified to present UCI's results of operations as a discontinued operation. See discussion above and Note 2 to the accompanying condensed financial statements.

     Consolidated revenues for the nine months ended April 30, 1995 were approximately $392,000 (59%) higher than for the reclassified nine months ended April 30, 1994. Retained royalties were approximately $18,000 lower than in the prior year. One-time, up-front license fees from new licenses in the prior year were higher than such new license fees in the fiscal 1995 period. Royalties received in settlement of a license dispute in the fiscal 1995 period were lower than a settlement of prior infringement in the fiscal 1994 period. Revenues under services contracts were approximately $383,000 (280%) higher as a result of additional contracts and services. The Company's contract with the Department of the Air Force which began in February, 1995, accounted for approximately $291,000 of the increase. Grant revenues in the fiscal 1995 period were approximately $61,000, including the remaining approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTI-PA") (formerly Competitive Technologies, Inc.) grant and $25,000 on a grant to Vector Vision, Inc. ("VVI"), CTI's 51.6% owned subsidiary.

     General and administration expenses, including costs of the technology management business, increased approximately $225,000 (15%). Fees for subcontractors' services and travel in performance of services under the Company's contract with the Air Force accounted for approximately $168,000 and $21,000 of this increase, respectively. Other increases include increased personnel and related expenses and legal expenses related to the suit described in Note 8 to the accompanying condensed financial statements. The prior year's nine-month period included $50,000 for investment bankers' fees which have not recurred in the current year's nine-month period.

     Research and development expenses of approximately $67,000 in the nine months ended April 30, 1995 comprise VVI's expenses for personnel to develop its video compression software. VVI has been awarded an additional grant of $50,000 to support its development activities through the summer of 1995. VVI is seeking additional equity funding to support its continuing development in its second year of operations.

     The net effect of the increases in operating revenues and expenses was to reduce the Company's operating loss by approximate-ly $100,000. Although approximately $27,000 of the improvement is from increased grant revenues, the remainder reflects the positive effect of the Company's use of personnel to provide contract services as part of its strategy to fund current operations while it develops additional technology management opportunities.

     Interest income increased primarily due to interest earned on the investment of CTI's proceeds from its sale of shares of UCI common stock to Barden.

     In the nine months ended April 30, 1995, net losses related to equity method affiliates included CTI's 48.8% equity in the loss of KSI ($112,000) and UPAT Services, Inc.'s ("USI") 20% equity in the net income of USET Acquisition Partners, L.P. ($43,000). In the nine months ended April 30, 1994, income related to equity method affiliates included only USI's 20% equity in the net income of USET Acquisition Partners, L.P. ($27,000).

     Other income, net, includes net gains from redemptions of short-term investments in both fiscal year periods. The fiscal 1994 period also includes proceeds in excess of the fair value assigned to the installment obligation receivable from Unilens Corp. USA ("Unilens"). The Company is currently trying to collect amounts previously agreed to be paid by Unilens on January 31, 1995. No cash has yet been received in fiscal 1995. Since the Company carries this receivable at zero value, any collections will be recorded in the period collected.

     The Company has net operating and capital loss carryforwards for Federal income tax purposes. Therefore no provision has been made for taxes on the Company's net gain on CTI's sale of shares of UCI common stock. Provision was made in each period for estimated state income taxes.

     Minority interest in the losses of subsidiary in the nine months ended April 30, 1995 is VVI's minority shareholders' share of VVI's net loss in the period. The minority interest in VVI's losses is limited to the minority's interest in VVI's outstanding common stock. Unless VVI obtains additional equity financing, no further losses may be charged to VVI's minority shareholders.

     Income (loss) from operations of discontinued operation in both nine-month periods reflects CTI's equity in UCI's net results until February 15, 1995. UCI incurred net losses in the fiscal 1994 period and reported net income in the fiscal 1995 period. Effective February 15, 1995, CTI began accounting for its remaining 14.5% investment in UCI on the cost method. In future periods CTI will only record dividends it receives from UCI or gains on its sale of its remaining investment in UCI, if any.

     In fiscal 1995, the net gain on disposal of discontinued operations reported ($2,534,505) is from CTI's sale of shares of UCI common stock. In fiscal 1994 such gain is from amounts received from Unilens, net of related expenses.

     See Note 8 to the accompanying condensed financial statements for the current status of the suit filed against the Company, two subsidiaries and certain current and former directors of the Company.

     The Company does not expect the fiscal 1992 settlement of its legal suit in connection with Retin-A to have a material effect on its revenues or financial position unless and until FDA approval is obtained for use of Retin-A to retard the effects of aging of the skin and significant sales volume of the compound is achieved.

Results of Operations - Three Months Ended April 30, 1995 vs.
Reclassified Three Months Ended April 30, 1994

     The Company's results of operations for the three months ended April 30, 1994 presented in the accompanying condensed financial statements have been reclassified to present UCI's results of operations as a discontinued operation.

     Consolidated revenues for the quarter ended April 30, 1995 were $268,293 (118%) higher than for the quarter ended April 30, 1994. Retained royalties were slightly lower than in the prior year. Royalties received in settlement of a license dispute in the third quarter of fiscal 1995 were lower than a settlement of prior infringement in the third quarter of fiscal 1994. Revenues under service contracts were approximately $303,000 (500%) higher in the 1995 quarter. Approximately $291,000 of this increase is from the Company's first quarter of its contract with the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. No grant revenues were received by the Company in the third quarter of fiscal 1995. Grant revenues of approxi-mately $34,000 in the third quarter of fiscal 1994 were received under a CTI-PA grant.

     General and administration expenses, including costs of the technology management business, increased approximately $269,000 (57%) over the quarter ended April 30, 1994. Fees for subcontrac-tors' services and travel in performance of services under the Company's contract with the Air Force contract accounted for approximately $168,000 and $21,000 of this increase, respectively. Other increases include increased personnel and related expenses and legal expenses related to the suit described in Note 8 to the accompanying condensed financial statements.

     Research and development expenses of $32,057 in the quarter ended April 30, 1995 comprise VVI's expenses for personnel to develop its video compression software.

     Interest income increased approximately $25,000 primarily due to interest earned on the investment of CTI's proceeds from its sale of shares of UCI common stock to Barden.

     In the quarter ended April 30, 1995 losses related to equity method affiliates include CTI's 48.8% equity in the loss of KSI ($50,445) and UPAT Services, Inc.'s ("USI") 20% equity in the net income of USET Acquisition Partners, L.P. ($18,849). In the quarter ended April 30, 1994 income related to equity method affiliates comprises USI's 20% equity in the net income of USET Acquisition Partners, L.P.

     Minority interest in the losses of subsidiary in the quarter ended April 30, 1995 is VVI's minority shareholders' share of VVI's net loss in the quarter.

     In the quarter ended April 30, 1995 the net gain on disposal of discontinued operations ($2,534,505) is from CTI's sale of shares of UCI common stock to Barden. Income (loss) from opera-tions of discontinued operation in the third quarters of fiscal 1995 and 1994 reflects CTI's equity in UCI's net results until February 15, 1995. The Company's reclassified financial statements account for UCI on the equity method until February 15, 1995, when CTI sold its shares of UCI common stock to Barden.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In respect of the suit filed November 4, 1991 by Bruce
Arbeiter et al. as reported in the second paragraph of Item 3 of the registrant's Annual Report on Form 10-K for the year ended July 31, 1994 (see Note 8 to the accompanying condensed financial statements), the defendants' motion for summary judgment was denied. The case is scheduled for trial in late July, 1995.

     As reported in paragraphs 1 and 3 of Item 3 of the regis-trant's Annual Report on Form 10-K for the year ended July 31, 1994, University Communications, Inc. ("UCI") was a named defendant in a suit filed August 26, 1988, by Barbara J. Propst and in a petition filed August 14, 1992 to cancel UCI's NovaNET registra-tions in the United States Patent and Trademark Office. Although there have been no material developments in these two UCI cases, since the registrant has sold the majority of its investment in UCI and currently accounts for its remaining investment in UCI on the cost method (see Note 2 to the accompanying condensed financial statements), the registrant is no longer required to report and will not report future developments in these two cases.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

   11.1  Schedule of computation of earnings per share
         for the three and nine months ended April 30,
         1995 and 1994.                                        21

   27.1  Financial Data Schedule (EDGAR only)

B) Reports on Form 8-K

   A report on Form 8-K dated April 17, 1995, was filed to report under Item 5 that Competitive Technologies, Inc. ("CTI") had purchased 151,096 shares tendered by other shareholders of University Communications, Inc. ("UCI") for $207,757 in cash which increased CTI's ownership to 14.5% of UCI.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 1995           By:  Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer