Form 10-K405
period 1995-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1995-10-26
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the fiscal year ended July 31, 1995.

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                  Commission file number 1-8696


                 COMPETITIVE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)


    Delaware                                36-2664428
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

    1465 Post Road East,
    P.O. Box 901
    Westport, Connecticut                       06881
(Address of principal executive               (Zip Code)
offices)

Registrant's telephone number, including area code: (203) 255-6044

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange On
   Title of Each Class                   Which Registered

Common Stock ($.01 par value)      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X .  No    .

Exhibit Index on sequentially numbered page 62.


           Page 1 of 102 sequentially numbered pages.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 20, 1995, 5,815,365 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $42,600,000.


                DOCUMENTS INCORPORATED BY REFERENCE



     Incorporated Document              Location in Form 10-K

     Registrant's definitive proxy           Part III
     statement for its 1995 annual
     meeting of stockholders


                              PART I

Item 1.  Business
                           Introduction


     Competitive Technologies, Inc. ("the registrant" or "CTI"), a Delaware Corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968, is engaged primarily in providing technology management services to universities, to federal agencies and laboratories, and to corporations with the goal of maximizing returns on clients' investments in technology. In December, 1994, the registrant changed its corporate name from University Patents, Inc. to Competitive Technologies, Inc.

     In February, 1995, the registrant sold a significant portion of its investment in University Communications, Inc. ("UCI") to Barden Companies, Inc. As a result of this and related transactions, as more fully described in Note 16 to Consolidated Financial Statements, the registrant received approximately $3 million in cash and reduced its ownership in UCI from 55.1% to 14.5%. The registrant carries its remaining investment in UCI on the cost method. Accordingly, CTI's investment in UCI prior to February, 1995 is presented in the registrant's financial statements as a discontinued operation and financial information for all prior periods has been reclassified.

     In addition, the registrant's financial statements for 1993 reflect its equity in losses of Plasmaco, Inc., a company engaged in developing, manufacturing and selling AC plasma panels (see page 8 for a discussion of Plasmaco, Inc.).

     The aggregate number of persons employed full-time by the registrant and its subsidiaries on October 1, 1995 was approximately
18. Substantially all employees are salaried and none is represented by a labor union. Certain of these employees also perform services for Knowledge Solutions, Inc. and USET, Inc.

                  Technology Management Services

Technology transfer services

To Universities

     The registrant, its subsidiary, Competitive Technologies of PA, Inc. ("CTI-PA") and its equity method affiliate, University Science, Engineering and Technology, Inc. ("USET") provide technical evalua-tion, patent and market assessment, patent application and prosecu-tion, licensing, license management and royalty distribution services under agreements with Lehigh University, former university clients of the registrant and other research institutions. In negotiating new agreements with research institutions, the registrant seeks a collaborative relationship with the research institution in which both parties share the expenses of the technology transfer process on an agreed basis. Central to this approach to maximizing return on investments in technology is assessing the invention's patentability and marketability as early in the process as possible to focus investments on inventions with higher potential for success in the marketplace.

     In 1995 and 1994 the registrant derived 94% of its retained royalty revenues from its share of royalties earned by the USET portfolio and 6% from royalties earned by the CTI-PA portfolio. In 1993 the registrant derived 95% of its retained royalty revenues from its share of royalties earned by the USET portfolio and 5% from royalties earned by the CTI-PA portfolio which was included in consolidated revenues for only 6 months of 1993. In 1995, 1994 and 1993 the registrant, through its subsidiary, CTI-PA, also earned approximately $44,000, $39,000 and $25,000 under contracts to provide technology management and related services to Lehigh University. (References herein to years are to fiscal years ended July 31, unless the context otherwise requires.)

     As a result of various agreements made between 1988 and 1991 by the registrant and its wholly-owned subsidiary, UPAT Services, Inc. ("USI"), the registrant manages the operations of USET and its portfolio of technologies, patents and licenses. USET licenses the technologies, collects royalties from licensees and distributes those royalties according to the terms of various related agreements. In certain instances the registrant or USET has initiated litigation to enforce its right to royalties. Generally the registrant retains 20% of royalties received from licensees although individual amounts range from 4% to 28%. In addition, the registrant shares the same proportion of patent prosecution and litigation expenses incurred to maintain this portfolio. The registrant and USET are entitled to recover certain of their patenting costs from royalties received on the related technologies before distributing them to the respective university.

     USET is obligated to pay Macmillan, Inc. 90% of its royalties earned in excess of $400,000 per year for earning years through August 31, 1995, up to an aggregate maximum of $3,750,000 (as specifically set forth in the purchase agreement from Macmillan, Inc. dated August 20, 1990). Through July 31, 1995, USET had made all contingent payments due which totaled $625,000. The registrant guarantees USET's contingent purchase price obligations to Macmillan, Inc. once they become due. Although contingent purchase price payments may be required through 1996 because USET may not receive royalties earned through August 31, 1995 (as defined in the purchase agreement) until April or May 1996, the registrant expects USET to continue to pay those earned obligations as they become due.

     USI is the general partner and owns 20% of USET Acquisition Partners, L.P. ("UAP"). UAP owns 100% of the outstanding shares of USET Holding Co. which owns 100% of the outstanding shares of USET, its only asset. USET is the operating company whose activities are described above. The contingent purchase price payments noted above were agreed in August, 1990 when USET Holding Co. purchased USET from Macmillan, Inc., successor to the interest Maxwell Communication Corporation ("Maxwell") acquired from the registrant on June 28, 1988.

     The sharing of royalties remaining after distribution of the university's share was agreed on June 28, 1988 when the registrant sold its technology management operations to Maxwell while retaining a 70%, 50% or 10% interest in the revenues and certain patent expenses related to the portfolio of technologies. The 70% technologies were seven specifically identified inventions, including gallium aluminum arsenide semiconductors. The 50% technologies were those which were or had been licensed or optioned prior to June 28, 1988. The 10% technologies were those which had never been licensed or optioned on or before June 28, 1988. The portfolio of technologies managed by USET excludes Retin-A in which Macmillan, Inc. and the registrant each retains a 50% interest.

     On February 12, 1993, the registrant acquired 80% of the stock of CTI-PA, previously a wholly-owned subsidiary of Lehigh University ("Lehigh"), in exchange for $750,000 payable in 74,302 unregistered shares of the registrant's common stock (see Note 2 to Consolidated Financial Statements). CTI-PA has a contract to manage Lehigh's technology portfolio through September 30, 1997, subject to certain conditions. In addition to paying an annual fee for these services, Lehigh provides CTI-PA office space and the services of five MBA students. In each year of the contract, CTI-PA retains the first $100,000 of royalties received under licenses of Lehigh technologies and 75% of royalties received in excess of $100,000, if any.

     The only two technologies that produced at least $100,000 in retained royalties for the registrant during 1995 and 1994 were gallium arsenide semiconductors and vitamin B12 assay.

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March, 1983 to May, 1989 and expire from May, 2001 to September, 2006. These inventions are licensed to Mitsubishi Electric Corporation, NEC Corporation, Phoenix Photonix, Inc., Polaroid Corporation, Spectra Diode Laboratories, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Retained royalties received from the gallium arsenide semiconductor inventions were approximately $159,000 (20%) and $150,000 (21%) of total retained royalties in 1995 and 1994, respectively.

     The improved assay procedure for diagnosing Vitamin B12 deficiencies was developed at the University of Colorado. U.S. patents have issued from February, 1980 to May, 1984 and expire from February, 1997 to May, 2001. These assay procedures are licensed to Abbott Laboratories, Becton Dickinson and Company, Bio-Rad Laborato-ries, Inc., Ciba-Corning Diagnostics Corporation, Dade International, Inc., Diagnostic Products Corporation, ICN Biomedicals, Microgenics Corporation, Miles, Inc., and Sanofi Diagnostics Pasteur, Inc. On the basis of information received from licensees and other sources, these assay procedures are in current use. Retained royalties received from the Vitamin B12 assay were approximately $288,000 (36%), $260,000 (36%) and $289,000 (44%) of total retained royalties in 1995, 1994 and 1993, respectively.

     No other technology contributed 15% or more of retained royalties during 1995, 1994 or 1993.

     The registrant's foreign operations are limited to royalties received from foreign sources (see Note 6 to Consolidated Financial Statements).

     The registrant is actively pursuing additional university technology transfer relationships. During 1995 the registrant made agreements with two additional universities to provide technology management services to them.

To Federal Agencies and Laboratories

     The registrant and its subsidiaries provide technology transfer and other research services directly or indirectly to Federal agencies and laboratories. These contracts accounted for approximately
$634,000 (70%) and $121,000 (49%) of revenues earned under service contracts and grants in 1995 and 1994, respectively.

     On January 24, 1995, the registrant was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. The registrant expects to retain approximately $400,000 of the contract revenues with the remainder to be paid to subcontrac-tors for specific contract tasks. Work on the contract began in February, 1995, and is expected to continue for approximately 15 months. Through July 31, 1995, the registrant had earned and recognized approximately $500,000 of revenue on this contract of which approximately $302,000 was paid or payable to subcontractors. The remaining approximately $300,000 of revenue under this contract is expected to be earned over the first nine months of fiscal 1996. Revenues retained by the registrant under this contract contribute to recovery of some of its personnel and overhead costs.

     In addition to the Air Force contract, the registrant and its subsidiaries provided services indirectly to Federal agencies under subcontracts to Lehigh University. CTI-PA earned approximately $106,000 and $114,000 under one of these subcontracts in 1995 and 1994, respectively. This subcontract runs through April 30, 1996, when it must be renegotiated with Lehigh and the Federal agency.

     The registrant expects to submit proposals in the future for contracts that follow from the current Air Force contract and other technology and research contracts. However, the registrant's success in winning such contracts will depend upon many factors outside its control including continued Federal government funding for such research, the relative strength of the registrant's proposals compared with competing proposals, and competing demands for the time and resources of the registrant and its employees.

To Corporations

     The registrant also provides various technical, patent and market assessment and licensing services to corporations under contracts for specific projects. These projects have included evaluation of technologies for patentability, economic and technical feasibility and commercial potential. Revenues under these contracts were approxi-mately $29,000 and $18,000 in 1995 and 1994, respectively. The registrant recently agreed to assist IBM in identifying and commer-cializing technologies that are outside IBM's core competencies. The registrant is currently discussing opportunities to assist other corporations in commercializing shelved technologies. In fiscal 1996 the registrant has established and expects to staff a wholly-owned subsidiary, CTI-Intercorporate Licensing, Inc., to serve the corporate market.

Investments in Development-Stage Companies

     The registrant generally does not finance research and develop-ment of technologies. However, in certain instances, the registrant has been involved in forming companies to exploit specific technolo-gies it believed were beyond the pure research and development stage.

     In 1994 the registrant formed Knowledge Solutions, Inc. ("KSI") to develop products using a multimedia training process model from Lehigh University. The registrant participated in three rounds of financing (see Note 4 to Consolidated Financial Statements) which generated $465,000 in equity funding for KSI. In addition, KSI received a $75,000 grant to support its development activities. At July 31, 1995, the registrant owned 35.9% of KSI's outstanding common stock. Through July 31, 1995, the registrant had recorded a total of $171,000 as its equity in the losses of KSI during the development of KSI's first product. Both the registrant and KSI's other major shareholder expect KSI to support its continuing operation either from sales of its product or from contracts to develop other multimedia training products.

     In 1994 the registrant established a majority-owned subsidiary, Vector Vision, Inc. ("VVI"), to develop and exploit a video compres-sion technology from Lehigh University. Research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $36,000 and $86,000 were incurred by VVI in 1994 and 1995, respectively. Since its inception VVI has obtained $72,000 in equity funding and $49,000 in grant funding. VVI is obligated to repay up to three times total grant funds received (see Note 3 to Consolidated Financial State-ments). At July 31, 1995, the registrant owned 51.5% of VVI's outstanding common stock. VVI's minority shareholders are employees of VVI or CTI-PA. Unless VVI obtains additional equity financing, it will not be able to continue development of its video compression technology. CTI-PA is currently exploring alternate possibilities for commercialization of this technology.

     In 1995 the registrant invested in Equine Biodiagnostics, Inc. ("EBI"), a company organized to provide diagnostic laboratory services for the equine industry. EBI's initial product had already been tested and was being marketed in EBI's first month of operations. The registrant recorded equity in EBI's net income of $6,000 in 1995. At July 31, 1995, the registrant owned 37.5% of EBI's outstanding stock.

     In June, 1986, the registrant was instrumental in forming University Communications, Inc. ("UCI") to commercialize NovaNET, an interactive education and communication network developed at the University of Illinois. UCI's revenues have grown to $5,120,000 for the fiscal year ended July 31, 1995. In February, 1995, the registrant sold the majority of its shares of UCI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the disposal. After the sale the registrant continued to own 14.5% of UCI's outstanding common stock. See note 16 to Consolidated Financial Statements for further information about UCI's operations and their effect on the registrant and its financial statements. Although UCI may use outside sources to fund its new market and system development activities, its ongoing operations are now self-supporting.

     To a lesser extent the registrant was involved in forming and financing Plasmaco, Inc. ("Plasmaco") in 1987 to develop and manufacture high resolution, high information content AC plasma display products. Since its inception, Plasmaco raised a total of approximately $29 million in debt and equity. The registrant invested a total of $3,262,000 in Plasmaco equity, of which approximately $803,000 was paid in cash and the balance in the registrant's common stock. The registrant recorded its equity in Plasmaco's losses until the full amount had been written off by July 31, 1993. After a restructuring of Plasmaco's equity in September, 1994, and the registrant's sale of part of its investment in Plasmaco, the registrant owns approximately 1% of Plasmaco's outstanding common stock and accounts for it under the cost method. Plasmaco is developing its color AC plasma display.

Special Factors

     Losses During Past Fiscal Years. On a consolidated basis the registrant incurred net losses from continuing operations of $641,000, $829,000 and $1,447,000 in 1995, 1994 and 1993, respectively. The registrant's share of net income from UCI's discontinued operations was $99,000 in 1995 and its share of net losses from UCI's discontin-ued operations was $11,000 and $450,000 in 1994 and 1993, respective-ly. The registrant reported a net gain on disposal of discontinued operations of $2,534,505 on its sale of UCI shares to Barden Companies, Inc. in 1995 and a net gain of $222,000 and a net loss of $9,000 on its sale of the assets of its optical products segment to Unilens in 1994 and 1993, respectively. The registrant's operating activities used $40,000, $475,000 and $729,000 in 1995, 1994 and 1993, respectively. The registrant's investing and financing activities provided $1,795,000 in 1993 and used $501,000 and $148,000 in 1995 and
1994, respectively.

     Reliance on and Lack of Control of Licensees. To the extent that the registrant and CTI-PA share in royalties received from licensees, the revenues from such licensees are dependent upon the efforts and expenditures of such licensees. Retained royalties were 47%, 75% and 89% of the registrant's consolidated total revenues in 1995, 1994 and 1993, respectively. The registrant has no control over the efforts and expenditures of such licensees. In addition, development of new products by licensees involves high risk since many new technologies do not become commercially profitable products despite the application of extensive development efforts by such licensees. Licensees are not required to advise the registrant of problems which may be encountered in the attempt to develop commercial products and such information is usually treated as confidential by such licensees. It may be assumed that problems will be encountered frequently by licensees and only if such licensees succeed in resolving those problems will the licenses generate royalty income in which the registrant can share.

     Need for Government Approvals. Commercial exploitation of some licensed patents may require approval of governmental regulatory agencies; there is no assurance that such approvals will be granted. The principal government agency involved is the United States Food and Drug Administration ("FDA"). FDA's approval process is rigorous, time consuming and costly, and unless and until approval is obtained by a licensee of a product requiring such approval, sales of the product will not be made and the registrant will receive no royalty income based on sales of the product.

     Dependence on Patents. Revenues from patent licensees are subject to the risk that issued patents will be declared invalid, that patents will not issue on patent applications, or that new or alternative technologies will render licensed patents uncommercial.

     Risks Pertaining to Contracts with Federal Agencies and Laboratories. To the extent that the registrant and CTI-PA earn revenues under contracts and subcontracts from agencies or laborato-ries of the Federal government, their revenues under such service contracts are dependent upon continued funding of the related activities by the Federal government. Revenues under service contracts or subcontracts from agencies or laboratories of the Federal government were 37% and 13% of the registrant's consolidated total revenues in 1995 and 1994, respectively. The registrant has no control over funding decisions of the Federal government, contract decisions of the Federal agencies and laboratories or subcontract decisions of other government contractors. To the extent that government service contracts must be renewed at least annually, there
can be no assurance that they will be renewed.   Although the
registrant and CTI-PA will continue to propose on all such contracts they deem appropriate to their expertise and experience, there can be no assurance that they will be successful in obtaining such contracts.

     Risks Pertaining to Evaluating and Securing Funding for New Business and Product Development. The registrant continues to seek business opportunities which are synergistic with its expertise in technology management or businesses which have the potential to generate excess cash flow which can be used by the registrant to build its business. There can be no assurance that the registrant will succeed in acquiring or developing such businesses or products or that they will be profitable. In instances where the registrant invests its own funds, whether directly, through a subsidiary or a joint venture or otherwise, in researching, developing, manufacturing or marketing new products, the registrant incurs the same risks as licensees with respect to new product development. New products may need further funding after initial funds are exhausted and if such funding cannot be obtained, such new products may have to be abandoned resulting in loss of monies previously invested. There is consider-able risk that any new product may be rendered obsolete or otherwise not suitable for commercialization by new or alternative technologies.

     Dependence on Key Personnel. The registrant believes that the growth of its business is dependent upon the knowledge and abilities of a small number of employees and that the loss of such persons could have an adverse effect on future activities of the registrant. The principal key employees are Messrs. George M. Stadler and Frank R. McPike, Jr. Mr. Stadler, the registrant's president and chief executive officer, has 21 years of experience in technology management and commercialization and has been its president since September, 1992. Mr. McPike has been with the registrant for 12 years as chief financial officer and is responsible for the registrant's financial and administrative operations.

     Competition. Competition in the technology management services business is vigorous. Several organizations, some of which are well established and have greater financial resources than the registrant, provide technology management services.

                      Discontinued Operations

Computer-based Education Services Segment

     On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from the registrant additional shares of University Communications, Inc. ("UCI") common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by the registrant. In connection with Barden's purchase, the registrant offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI sharehold-ers to participate in the sale to Barden on a pro rata basis.
Pursuant to this offer, the registrant purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. The registrant's net gain on these transactions was $2,534,505 which was recorded in the third quarter of fiscal 1995. Upon completion of these and other transactions, Barden owned 52.1% and the registrant owned 14.5% of the outstanding common stock of UCI.

     With a holding of 14.5% and no representation on UCI's board of directors, the registrant no longer exerts significant influence over UCI's operations. Therefore, effective February 15, 1995, the registrant began to account for its investment in UCI of $159,375 on the cost method. Consolidated financial statements for the registrant and its subsidiaries for all prior periods, which previously included UCI as a consolidated subsidiary, have been reclassified to present UCI's net assets and the registrant's equity in UCI's net results of operations as a discontinued operation.

     UCI previously comprised the computer-based education services segment in the registrant's consolidated financial statements but is now presented as a discontinued operation. The registrant's equity in UCI's net income from operations for the six and one-half months to February 15, 1995 was $99,000; its equity in UCI's net loss from operations was $11,000 and $450,000 in 1994 and 1993, respectively. At various times since UCI's initial funding in June, 1986, the registrant had invested an aggregate of $1,997,000 in UCI equity.

     UCI's revenues from interactive computer-based education services were $2,764,000, for the six and one-half months ended February 15, 1995 and $3,753,000 and $2,183,000 in 1994 and 1993, respectively.
UCI markets its interactive courseware throughout the United States to schools and colleges, drop-out prevention programs, correctional and other institutions aimed at improving teenage and adult literacy.

Optical Products Segment

     Prior to January 31, 1989, the registrant was engaged in the manufacture and sale of bifocal contact lenses through its 89%-owned subsidiary, University Optical Products Co. ("UOP"). Effective January 31, 1989, UOP sold the contact lens portion of its optical products segment for a total of $6 million payable in installments (see Note 16 to Consolidated Financial Statements), assumption by the purchaser of certain UOP liabilities and 200,000 warrants to purchase shares of the common stock of Unilens Optical Corp. ("Unilens Canada"), the parent of Unilens Corp. USA ("Unilens"), the purchaser. Unilens Canada guaranteed the obligations of Unilens.

     In November, 1989, UOP sold substantially all of its intraocular lens ("IOL") product line assets to Unilens for $1,056,000 in cash. The registrant used the $1,056,000 in cash to exercise the warrants to purchase 200,000 shares of common stock of Unilens Canada and then exchanged those unregistered shares for registered shares of Unilens Canada held by Pineridge Capital Corp., then owner of 45% of the outstanding stock of Unilens Canada. The net effect of these transactions was that UOP disposed of its IOL assets and the registrant obtained 153,600 shares of Unilens Canada which it sold during 1990 for approximately $768,000.

     As a result of UOP's sales of both the contact lens and IOL portions of its operations, the registrant has presented its optical products segment as a discontinued operation for all periods presented in the Consolidated Financial Statements. For additional information, see Items 3 - Legal Proceedings, 6 - Selected Financial Data and Note 16 to Consolidated Financial Statements.

     Due to the uncertainty of the timing and amount of future cash flows, income on Unilens' installment obligation is recorded net of related expenses as the payments are received. Such amounts were recorded as gain on discontinued operations until the fair value assigned to the original obligation was received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. Expenses of collecting the installment obligation and of legal expenses related to the suit detailed in Item 3 - Legal Proceedings are recorded as other expenses from continuing operations.

     The registrant has paid 4% commissions on all sales proceeds received from Unilens since November, 1989, to UOP's joint venture partner, Optical Associates, Limited Partnership.

     The registrant recognized net gain of $222,000 and net loss of $9,000 on disposal of UOP's discontinued operations in 1994 and 1993, respectively. The registrant also recorded other expenses from continuing operations of $132,000 in 1995 and other income from continuing operations of $38,000 in 1994.

Item 2. Properties

     The registrant's principal executive offices occupy approximately 3,500 square feet in Westport, Connecticut under a five-year lease which expires in August 1996. These offices are part of 17,500 square feet leased by the registrant. Approximately 14,000 square feet is sublet by the registrant, including 1,000 square feet leased to USET at current market rates. The lessor is a partnership consisting of a director of the registrant and three unrelated individuals (who were former officers of the registrant). The registrant believes that this facility is adequate for its current operations.

Item 3. Legal Proceedings

     On November 4, 1991 suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates Limited Partnership ("OALP") and Optical Associates Management Corp. ("OAMC") purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. ("GTM"), University Optical Products Co. ("UOP"), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA ("Unilens") and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obliga-tions; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. The management of the registrant believes, based upon all of the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. In August 1994 the defendants filed a motion for summary judgment for dismissal of the case. The motion for summary judgment was denied. The court has not yet set a date to hear the case.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 4A.  Executive Officers of the Registrant

                              Principal Occupation and Position
Name                     Age  and Office with Registrant

George M. Stadler        48   President and Chief Executive Officer
                              and director since December 1993.
                              Prior thereto President and Chief
                              Operating Officer since September
                              1992; President,  Competitive Technol-
                              ogies of PA, Inc. since April 1991;
                              Managing Partner of VenTex, a joint
                              venture involving Texas Research and
                              Technology Foundation and the regis-
                              trant from November 1989 to April
                              1991; Chief Venture Officer, Texas Re-
                              search and Technology Foundation from
                              January 1989 to April 1991.

Frank R. McPike, Jr.     46   Secretary since August 1989; Treasurer
                              since July 1988; Vice President, Fi-
                              nance, since December 1983; Director
                              since July 1988.

     The terms of all officers of the registrant are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders of the registrant and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. Stadler and Mr. McPike have employment contracts with the registrant; these contracts will be described in the registrant's definitive proxy statement. There is no family relationship between any director or executive officer of the registrant.
                              PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     The registrant's common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.


     Fiscal Year Ended July 31, 1995         High      Low

          First Quarter....................  8 3/4     6
          Second Quarter...................  7 1/8     5 3/4
          Third Quarter....................  6 7/8     4 1/2
          Fourth Quarter...................  7         5 3/8

     Fiscal Year Ended July 31, 1994

          First Quarter....................  8 5/8     6 1/2
          Second Quarter...................  7         5 3/4
          Third Quarter....................  7 1/8     5 5/8
          Fourth Quarter...................  7 7/8     5 5/8

     No cash dividends were declared on the registrant's common stock during the last two fiscal years.

     At October 20, 1995 there were approximately 1,118 holders of record of the registrant's common stock.


                                   COMPETITIVE TECHNOLOGIES, INC.
                                     Selected Financial Data (1)
                                         Years ended July 31


Item 6.  Selected Financial Data

                                      1995          1994          1993           1992          1991
Retained royalties                $   796,243   $   717,514   $   650,651    $   504,143   $   450,578
Revenues under service
  contracts and grants                906,952       245,264        84,470            --             --
       Total revenues             $ 1,703,195   $   962,778   $   735,121    $   504,143   $   450,578

Loss from continuing
  operations (2)                  $  (641,249)  $  (828,996)  $(1,446,811)   $  (690,697)  $  (862,041)
Income (loss) from operations
  of discontinued operation            99,468       (10,786)     (449,724)      (476,318)     (434,163)
Net gain (loss) on disposal
  of discontinued operations        2,534,505       221,852        (9,314)       180,504            --
Net income (loss)                 $ 1,992,724   $  (617,930)  $(1,905,849)   $  (986,511)  $(1,296,204)

Net (loss) income per share
  of common stock:
  Continuing operations           $     (0.11)  $     (0.15)  $     (0.27)   $     (0.13)  $     (0.17)
  Operations of discontinued
    operation                            0.02            --         (0.08)         (0.09)        (0.09)
  Net gain (loss) on disposal
    of discontinued operations           0.43          0.04            --           0.03            --
  Net income (loss)               $      0.34   $     (0.11)  $     (0.35)   $     (0.19)  $     (0.26)

Weighted average number of
  common and common equivalent
  shares outstanding                5,814,826     5,761,610     5,478,082      5,170,041     4,997,622

At year end:
Total assets                      $ 6,768,942   $ 4,766,745   $ 4,454,778    $ 2,914,518   $ 3,178,933
Shareholders' interest            $ 6,289,524   $ 4,149,775   $ 4,133,093    $ 2,486,255   $ 2,797,264


(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes net income (losses) related to equity method affiliates of approximately ($104,000), $20,000, ($1,013,000), ($286,000) and
    ($1,288,000) in 1995, 1994, 1993, 1992 and 1991, respectively, gain on issuance of shares by subsidiary of $233,000 and $44,000 in 1993 and 1992, respectively, and gain on reversal of accrued rent liability of $960,400 in 1991.

(3) Registrant had no long-term obligations at July 31 of any year presented.

(4) No cash dividends were declared or paid in any year presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from Competitive Technologies, Inc. ("CTI") additional shares of University Communications, Inc. ("UCI") common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. In connection with Barden's purchase, CTI offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTI purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTI's net gain on these transactions was $2,534,505 which was recorded in the third quarter of 1995. Upon completion of these and other transactions, Barden owned 52.1% and CTI owned 14.5% of the outstanding common stock of UCI.

     With a holding of 14.5% and no representation on UCI's board of directors, CTI no longer exerts significant influence over UCI's operations. Therefore, effective February 15, 1995, CTI accounts for its $159,375 investment in UCI on the cost method. Financial statements for Competitive Technologies, Inc. and subsidiaries ("the Company") for all prior periods, which previously included UCI as a consolidated subsidiary, have been reclassified to present CTI's interest in UCI's net assets and CTI's equity in UCI's net results of operations as a discontinued operation.

     Since UCI previously comprised one of the Company's two segments but is now presented as a discontinued operation, the Company's reclassified financial statements reflect a single business segment, technology management services.

     Cash and cash equivalents of $336,098 at July 31, 1995, are $540,912 lower than at July 31, 1994. Financing activities provided $13,000 while operating activities used $40,317 and investing activities used $513,595.

     The Company's net loss from continuing operations of $641,249 for 1995 included the following noncash items: depreciation and amortiza-tion expenses ($186,000), losses related to equity method affiliates ($104,000), minority shareholders' interest in losses of consolidated subsidiaries ($23,000), accruals ($121,000) and other ($78,000).

     Net changes in various operating accounts were $226,000 for 1995. In general, these result from changes in the timing and amounts of cash flows before and after the end of the period. In addition, at July 31, 1994, the Company had no receivables or liabilities from services performed under the government contract described below which began in February, 1995, or other government contracts.

     CTI's sale of its majority holding in UCI, net of purchases and expenses, discussed above provided approximately $3,012,000 in cash. Proceeds from sales of short-term investments provided approximately $2,232,000 and purchases of short-term investments used $5,552,000. The Company used approximately $106,000 to purchase computer and other equipment for its continuing operations. In addition, CTI invested approximately $99,000 in cash in equity of affiliates.

     In September, 1994, CTI exchanged 25,000 unregistered shares of its common stock for 205,325 shares of Class A common stock of Knowledge Solutions, Inc. ("KSI"). In June, 1995, CTI participated in a restructuring and additional financing of KSI by reacquiring the 25,000 shares of its common stock, returning the 205,325 shares of KSI's Class A common stock and purchasing 75,000 shares of KSI's Class A common stock for $75,000 in cash. In addition to CTI's investment, Safeguard Scientifics, Inc. ("SSI") has invested $300,000 in cash in KSI and KSI has received a $75,000 grant to support its development activities. KSI is expected to complete development of its first multimedia training product without further funding from CTI or SSI. KSI is expected to support its continuing operation either from sales of its product or from contracts to develop other multimedia training products. CTI's equity in the losses of KSI since its inception in 1994 through July 31, 1995, totals $171,000. At July 31, 1995, CTI owns 35.9% of KSI's outstanding common stock and accounts for its investment under the equity method.

     In February, 1995, CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized by Kentucky Technology Incorporated, a technology management company wholly-owned by the University of Kentucky, to provide diagnostic laboratory services for the equine industry. EBI's initial product is a test for equine protozoal myeloencephalitis, a neurological disease. At July 31, 1995, CTI owned 37.5% of the outstanding common stock of EBI and accounted for its investment in EBI under the equity method. CTI's equity in the income of EBI in 1995, was $6,000.

     On January 24, 1995, CTI was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. Approximately $400,000 of the contract revenues are expected to be retained by CTI with the remainder to be paid to subcontractors for specific tasks. Work on the contract began in February, 1995, and is expected to continue for approximately 15 months. CTI recognizes revenues under this contract in the period the contractual service is provided and the related revenue is earned. Through July 31, 1995, CTI had earned and recognized approximately $500,000 of revenue on this contract of which approximately $302,000 was paid or payable to subcontractors.

     In August, 1995, CTI formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. CTI expects CTI-ILI to require additional cash of approximately $250,000 to fund its first year of operations. CTI expects to provide that cash in exchange for additional equity in CTI-ILI.

     The Company carries liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

     At July 31, 1995, the Company had no outstanding commitments for capital expenditures.

     The Company is currently pursuing additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to fund their acquisition or startup operations.

     The Company's adoption of Statement No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," effective August 1, 1994, did not have a material effect on its financial statements.

     The Company does not believe that inflation had a significant impact on its operations during 1995 or 1994 or that it will have a significant impact on operations during the next twelve-month operating period.

     Vector Vision, Inc. ("VVI"), CTI's 51.5% owned subsidiary, continues to seek additional financing to support its continuing development in its second year of operations. Without additional outside financing, VVI's development activities will not be able to continue. The Company is not obligated to provide additional funding to VVI.

     With more than $4,950,000 in cash, cash equivalents and short-term investments at July 31, 1995, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to five years for its current operating activities as well as for expansion of its technology management services and investments in startup companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and investments in startup companies (with resulting increases in operating expenses) are subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - 1995 vs. 1994

     The results of operations for fiscal 1994 presented in the accompanying financial statements have been reclassified to present UCI's results of operations as a discontinued operation. See discussion above and Notes 1 and 16 to Consolidated Financial Statements.

     Consolidated revenues in 1995 were $740,000 higher than in 1994, an increase of 77%. Retained royalties increased $79,000 (11%). One-time, up-front license fees from new licenses in 1994 were higher than in 1995. Royalties received in settlement of a license dispute in 1995 were higher than a settlement of prior infringement in 1994. Other changes in retained royalties were from increased earned royalties on some younger technologies, lower earned royalties on some more mature technologies, and changes in minimum royalties as provided in the respective license agreements. Royalties from Retin-A in 1995 were approximately the same as in 1994. In both years both the gallium arsenide and the Vitamin B12 assay technologies generated retained royalties in excess of $100,000. Licenses for the Vitamin B12 assay and gallium arsenide extend to the expiration of the patents, between 1997 and 2001 and between 2001 and 2006, respective-ly. Retained royalties earned by Competitive Technologies of PA, Inc. ("CTI-PA") were nearly the same in both years.

     Revenues under service contracts and grants were $662,000 (270%) higher in 1995 as a result of additional contracts, services and grants. CTI's $800,000 contract with the Department of the Air Force which began in February, 1995, accounted for $500,000 of the increase. The remaining $300,000 of revenue under this contract is expected to be earned over at least nine months of fiscal 1996. While revenues earned under other services contracts also increased in 1995, nearly all such contracts either must be renewed at least annually or are for nonrecurring projects. The Company continues to propose on all such contracts it deems appropriate to its expertise and experience. Grant revenues in 1995 totaled $85,000 including the remaining approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTI-PA") grant and $49,000 from a grant to VVI. In consideration of their grant funding, CTI-PA and VVI are obligated to repay up to three times total grant funds received (see Notes 2 and 3 to Consolidated Financial State-ments). The Company has not applied for grants to support any of its operations during 1996.

     Costs of technology management services were $580,000 (107%) higher than in 1994. Costs related to retained royalties were $114,000 (42%) lower in 1995 than in 1994. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses related to both the USET and CTI-PA portfolios. The Company carefully evaluates the future revenue potential of each technology before it incurs substantial patent or enforcement expenses. The Company expects costs related to retained royalties to increase in 1996 principally as a result of expanding technology management services to corporations and universities in 1996. Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) increased $643,000 (320%) compared with 1994. CTI's contract with the Department of the Air Force is responsible for $501,000 of this increase, including $302,000 of amounts paid or payable to subcontractors on the project team and $26,000 of contract related travel expenses. Other increases related to increased levels of service under CTI-PA's technology management contract for Lehigh University and other nonrecurring service contracts. In addition, costs related to grant revenues increased in proportion to the revenues. The amount of research and development expenses included in costs of technology management services was unchanged from 1994.

     General and administration expenses were $208,000 lower in 1995 than in 1994. Included in 1994 were investment bankers fees of $50,000. The remainder of this reduction results from using current personnel to provide service under various contracts. If the Company is able to continue servicing contracts with current staff or reduces personnel costs, such expenses may continue at similar levels. However the Company plans certain increases in staffing to expand its technology management services to corporations and universities in 1996 with related increases in general and administration expenses.

     The net effect of the increases in operating revenues and expenses was to reduce the Company's operating loss by $369,000 (37%). Although $51,000 of the improvement was from increased grant revenues, the remainder reflects the positive effect of the Company's use of personnel to provide contract services as part of its strategy to fund current operations while it develops additional technology management opportunities.

     Interest income increased primarily due to interest earned on the investment of CTI's proceeds from its sale of shares of UCI common stock to Barden. In addition, interest rates have increased slightly in the two years.

     In 1995 net losses related to equity method affiliates included CTI's equity in the net loss of KSI ($157,000), UPAT Services, Inc.'s ("USI") 20% equity in the net income of USET Acquisition Partners, L.P. ("UAP") ($47,000) and CTI's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($6,000) for four months of operations. In 1994 net income related to equity method affiliates included CTI's equity in the net loss of KSI ($15,000) and USI's equity in the net income of UAP ($35,000). In fiscal 1994 KSI had less than 2 months of operations.

     Other income (expense), net, includes gross realized gains from sales of short-term investments of $60,000 and $7,000 in 1995 and 1994, respectively. 1995 also includes $132,000 of legal expenses incurred in connection with a suit brought against CTI, some of its subsidiaries and directors which claims that Optical Associates, L.P. ("OALP") is entitled to the entire proceeds from the 1989 sale of the assets of the discontinued optical products segment (see Note 16 to Consolidated Financial Statements). CTI believes that the asserted claims are without merit and intends to defend the action vigorously. The suit is expected to be tried during fiscal 1996. CTI is unable to estimate the related legal expenses which may be incurred in 1996. 1994 includes $38,000 proceeds in excess of the fair value assigned to the installment obligation receivable from Unilens Corp. USA ("Unilens"). Unilens has made no payments in 1995 and CTI is currently trying to collect amounts Unilens previously agreed to pay in 1995. Since CTI carries this receivable at zero value, any collections will be recorded in the period collected.

     The Company has substantial net operating loss carryforwards for Federal and state income tax purposes. CTI utilized capital loss carryforwards and reduced the related deferred tax valuation allowance in 1995; therefore no provision has been made for taxes on CTI's sale of shares of UCI common stock. Provision was made in each year for estimated state income taxes.

     Minority interest in the losses of subsidiaries in both 1995 and 1994 is VVI's minority shareholders' share of VVI's net loss in each respective year. The minority interest in VVI's losses is limited to the minority's interest in VVI's outstanding common stock. Unless VVI obtains additional equity financing, no further losses may be charged to VVI's minority shareholders.

     In 1995, income from discontinued operations is CTI's equity in UCI's net income for the six and one-half months ending February 15, 1995. In 1994 and 1993 CTI's equity was in UCI's net loss for the full years. In the future, CTI will record revenue from its investment in UCI only for dividends declared by UCI, if any.

     In 1995, the $2,534,505 net gain on disposal of discontinued operations is from CTI's sale of shares of UCI common stock. In 1994 such gain is from amounts received from Unilens, net of related expenses, on CTI's disposal of the discontinued operations of its former optical products segment. Due to the uncertainty of the timing and amount of future cash flows from the installment obligation received in 1989 as part of the proceeds of the sale to Unilens, income on installment payments is recorded net of related expenses as the payments are received (see Note 16 to Consolidated Financial Statements). The 1994 gain brought CTI's cumulative net gain on this disposal to the $470,000 loss it had recognized on the disposal in 1990. Cash received in excess of this amount is recorded as other income from continuing operations. Through July 31, 1995, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner.

     The Company does not expect the 1992 settlement of its legal suit in connection with Retin-A to have a material effect on its revenues or financial position unless and until U.S. FDA approval is obtained for use of Retin-A to retard the effects of aging of the skin and significant sales volume of the compound is achieved.

Results of Operations - 1994 vs. 1993

     The results of operations for fiscal 1994 and 1993 presented in the accompanying financial statements have been reclassified to present UCI's results of operations as a discontinued operation. See discussion above and Notes 1 and 16 to Consolidated Financial
Statements.

     Consolidated revenues for 1994 were $228,000 higher than for 1993, an increase of 31%. Retained royalties increased by $67,000 or 10%. This increase includes an increase of $137,000 in royalties from new licenses and earned royalties on gallium arsenide technologies which was partially offset by decreases in royalties from other licensed technologies. Royalties from Retin-A were lower than in 1993 because 1993 included $35,000 from nonrecurring up-front royalty payments after settlement of the Retin-A litigation. In 1994 both gallium arsenide and Vitamin B12 assay technologies produced retained royalties in excess of $100,000. The Vitamin B12 assay is the only licensed technology that produced annual retained royalties in excess of $100,000 in 1993. In addition, CTI-PA earned retained royalties of $46,000 in the full year of 1994 compared with $33,000 in the 10 months of 1993 under its technology management agreement with Lehigh University.

     Revenues under service contracts and grants increased $161,000 or 190% compared to 1993. In 1994 CTI-PA's services to Lehigh University and its affiliates generated total revenues of $179,000 for twelve months including $30,000 under the technology management agreement and $114,000 under an agreement with the Center for Advanced Technology for Large Structural Systems. In 1993 such services generated total revenues of $84,000 for six months including $30,000 and $54,000, respectively, under the same or similar agreements. In 1994 CTI and CTI-PA also earned revenues under other service contracts including ones for technical, patent and market assessment projects. During 1994 CTI-PA received approximately $34,000 in grant revenues.

     Costs of technology management services increased $223,000 (70%) compared with 1993. Costs related to retained royalties were $40,000 higher in 1994 than in 1993. This increase included higher patent litigation expenses and CTI-PA's costs for a full year in 1994 compared with only six months in 1993. Costs related to service contracts in 1994 were $113,000 higher than in 1993. In addition to $68,000 of increased expenses on CTI-PA's contracts due to a full year of operations compared with six months in 1993, CTI-PA also incurred expenses in servicing new subcontracts for technical, patent and market assessment and other projects. Costs related to grant revenues increased in 1994 as a result of CTI-PA's grant. In addition, VVI incurred $36,000 of expenses for equipment and staff in 1994 to develop its video compression software.

     General and administration expenses were $213,000 higher in 1994 than in 1993. In addition to $50,000 for investment bankers fees in 1994, other increases resulted from including a full twelve months of CTI-PA's operations in 1994 compared with six months in 1993.

     In 1993, CTI recorded gains of $232,594 on UCI's issuance of shares for cash to minority shareholders. These gains represent the increase in CTI's equity in UCI's net worth resulting from UCI's issuance of shares to minority shareholders.

     Interest income in 1994 was $8,000 (8%) higher than in 1993 reflecting lower interest rates more than offset by higher average invested balances.

     CTI's equity in the net losses of Plasmaco was $1,004,000 in 1993, including the fourth quarter charge of approximately $450,000 to write down its remaining investment in Plasmaco to zero and its equity in the losses of Plasmaco of approximately $550,000. The remainder of losses related to equity method affiliates in 1993 related to USI's equity in the loss of UAP.

     Minority interest in the losses of subsidiaries in 1993 was $23,000 in CTI-PA's losses since its acquisition in February, 1993. The minority's share of CTI-PA's balance sheet at acquisition was reduced to zero in 1993.

     The adoption of Statement of Financial Accounting Standards No. 109 effective August 1, 1993, did not have a material effect on the Company's financial statements. In 1993 the Company's estimated state income taxes were charged against estimated tax liabilities of previous years.

Item 8.  Financial Statements and Supplementary Data
                                                            Page

Report of Independent Accountants                              24

Consolidated Balance Sheets                                 25-26

Consolidated Statements of Operations                       27-28

Consolidated Statements of Changes
  in Shareholders' Interest                                    29

Consolidated Statements of Cash Flows                       30-32

Notes to Consolidated Financial Statements                  33-48



                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Competitive Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' interest and cash flows for each of the three years in the period ended July 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

                                      S/ Coopers & Lybrand L.L.P.
                                      COOPERS & LYBRAND L.L.P.

September 29, 1995
Stamford, Connecticut

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1995 and 1994


ASSETS
                                                  1995           1994
Current assets:
  Cash and cash equivalents                   $    336,098   $    877,010
  Short-term investments, at market, July
    31, 1995; at cost, July 31, 1994
    (market: $1,243,494)                         4,621,045      1,232,341
  Receivables, including $34,768 and $46,074
    receivable from related parties in
    1995 and 1994, respectively                    490,324        348,666
  Receivables from UCI                                  --        313,992
  Prepaid expenses and other current assets        128,429        128,640
    Total current assets                         5,575,896      2,900,649

Property and equipment, net                        133,833         79,679
Investments                                        489,786        255,148
Net noncurrent assets of discontinued
  operation                                             --        826,840
Directors' escrow account                          325,000        325,000
Other assets                                       244,427        379,429

    TOTAL ASSETS                              $  6,768,942   $  4,766,745


                          See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1995 and 1994
                                (Continued)



                                                  1995           1994

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $4,219 and
    $7,781 payable to related parties
    in 1995 and 1994, respectively            $    126,606   $     75,350
  Accrued liabilities                              352,812        251,741
  Net current liabilities of discontinued
    operation                                           --        289,879
    Total current liabilities                      479,418        616,970

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value;                60,675         60,675
    35,920 shares authorized; 2,427
    issued and outstanding
  Common stock, $.01 par value; shares
    authorized: 7,964,080 in 1995 and
    1994; issued: 5,835,365 in 1995 and
    5,791,824 in 1994; outstanding:
    5,810,365 in 1995 and 5,791,824
    in 1994                                         58,353         57,918
  Capital in excess of par value                24,410,143     24,097,604
  25,000 shares of treasury stock, at cost        (174,713)            --
  Net unrealized holding gains on
    available-for-sale securities                    8,764             --
  Accumulated deficit                          (18,073,698)   (20,066,422)

    Total shareholders' interest                 6,289,524      4,149,775

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,768,942   $  4,766,745


                                See accompanying notes

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the years ended July 31, 1995, 1994 and 1993



                                       1995         1994          1993
Revenues:
  Retained royalties               $   796,243  $   717,514   $   650,651
  Revenues under service contracts
    and grants, including $210,937,
    $178,976 and $84,470 from
    related parties in 1995, 1994
    and 1993, respectively             906,952      245,264        84,470
                                     1,703,195      962,778       735,121

Costs of technology management
  services, of which $5,557, $6,010
  and $26,764 were paid to related
  parties in 1995, 1994 and 1993,
  respectively                       1,120,483      540,884       317,750
General and administration expenses,
  of which $106,894, $105,889 and
  $29,308 were paid to related
  parties in 1995, 1994 and 1993,
  respectively                       1,211,538    1,420,004     1,206,916
                                     2,332,021    1,960,888     1,524,666
Operating loss                        (628,826)    (998,110)     (789,545)

Gain on issuance of shares
  by subsidiary                             --           --       232,594
Interest income                        151,058      108,151        99,948
(Losses) income related to
  equity method affiliates            (103,520)      20,395    (1,012,583)
Other income (expense), net            (61,700)      45,008            --

Loss from continuing operations
  before income taxes and
  minority interest                   (642,988)    (824,556)   (1,469,586)
Provision for income taxes              21,373       18,440            --

Loss from continuing operations
  before minority interest            (664,361)    (842,996)   (1,469,586)
Minority interest in losses of
  subsidiaries                          23,112       14,000        22,775
Loss from continuing operations       (641,249)    (828,996)   (1,446,811)
Income (loss) from operations of
  discontinued operation                99,468      (10,786)     (449,724)
Net gain (loss) on disposal of
  discontinued operations            2,534,505      221,852        (9,314)
Net income (loss)                  $ 1,992,724  $  (617,930)  $(1,905,849)

                          See accompanying notes

             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the years ended July 31, 1995, 1994 and 1993
                                (Continued)


                                      1995         1994          1993

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations            $    (0.11)  $    (0.15)   $    (0.27)
  Operations of discontinued
    operation                            0.02           --         (0.08)
  Net gain (loss) on disposal of
    discontinued operations              0.43         0.04            --
  Net income (loss)                $     0.34   $    (0.11)   $    (0.35)

Weighted average number of common
  and common equivalent shares
  outstanding (primary and
  fully diluted)                    5,814,826    5,761,610     5,478,082

                          See accompanying notes

                      COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Changes in Shareholders' Interest
                        For the years ended July 31, 1995, 1994 and 1993

                                                                                                            Net
                                                                                                        unrealized
                                                                                                          holding
                              Preferred Stock                                                          gains (losses)
                             Shares               Common Stock      Capital in                         on available-
                           issued and            Shares             excess of      Treasury Stock       for-sale    Accumulated
                           outstanding  Amount   issued    Amount   par value   Shares held    Amount   securities   Deficit
Balance - July 31, 1992.       2,427    $60,675  5,236,661 $52,367  $19,915,856        --     $   --      $   --   $(17,542,643)
  Stock issued under
    Directors' Stock
    Participation Plan..                             3,856      39       39,967
  Stock issued for
    Plasmaco, Inc.
    preferred stock.....                           100,371   1,004      998,997
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan................                            10,244     101       97,324
  Stock issued in
    private placement...                           250,000   2,500    1,662,755
  Stock issued for
    common stock of
    Competitive Techno-
    logies of PA, Inc.....                          74,302     743      749,257
  Net loss................                                                                                           (1,905,849)

Balance - July 31, 1993        2,427     60,675  5,675,434  56,754   23,464,156        --            --         --  (19,448,492)
  Stock issued under
    Directors' Stock
    Participation Plan....                           9,798      97       59,902
  Stock issued in private
    placement.............                         100,000   1,000      523,757
  Stock issued under
    Employees' Common Stock
    Retirement Plan ......                           6,592      67       49,789
    Net loss................                                                                                           (617,930)

Balance - July 31, 1994        2,427     60,675  5,791,824  57,918   24,097,604        --            --         --  (20,066,422)
  Effect of change in
    accounting for
    available-for-sale
    securities as of
    August 1, 1994........                                                                                  11,154
  Stock issued under
    Directors' Stock
    Participation Plan....                           7,545      75       49,925
  Stock issued under
    Employees' Common Stock
    Retirement Plan........                         10,996     110       65,522
  Stock issued to Knowledge
    Solutions, Inc. in
    exchange for 205,325
    shares of KSI's
    Class A common stock...                         25,000     250      197,092   (12,208)      (96,362)
  Net change in unrealized
    holding gains on
    available-for-sale
    securities.............                                                                                 (2,390)
  Purchase of 25,000
    shares of treasury stock
    from Knowledge
    Solutions, Inc.,
    excluding 12,208
    considered treasury
    stock at issuance......                                                       (12,792)      (78,351)
  Net income...............                                                                                           1,992,724

Balance - July 31, 1995        2,427    $60,675  5,835,365 $58,353  $24,410,143   (25,000)    $(174,713)  $  8,764 $(18,073,698)

                                       See accompanying notes

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1995, 1994 and 1993




                                       1995         1994          1993
Cash flow from operating
  activities:
  Loss from continuing operations  $  (641,249) $  (828,996)  $(1,446,811)

    Noncash items included in loss
      from continuing operations:
      Depreciation and
        amortization                   186,013      174,560       132,387
      (Income) losses related to
        equity method affiliates       103,520      (20,395)    1,012,583
      Minority interest                (23,112)     (14,000)      (22,775)
      Accrual for issuance of
        directors' stock                55,833       54,167        57,506
      Accrual for stock retire-
        ment plan                       65,632       49,861        44,053
      Gain on issuance of shares
        by subsidiary                       --           --      (232,594)
      Other noncash items              (77,941)      28,093         9,393
    Other                               64,705       81,324       120,837
    Net changes in various
      operating accounts
      (see schedule)                   226,282          288      (403,674)
Net cash flow used in
  operating activities                 (40,317)    (475,098)     (729,095)

Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                    (106,223)     (43,837)      (10,476)
  Proceeds from sales of short-
    term investments                 2,231,629      240,493            --
  Purchases of short-term
    investments                     (5,551,759)  (1,026,067)           --
  Cash acquired in connection
    with investment in subsidiary           --           --       166,660
  Investments in affiliates and
    subsidiaries                       (98,800)     (89,880)      (19,013)
  Proceeds from disposal of dis-
    continued operations, net        3,011,558      221,852        (9,314)
Net cash flow (used in) from
  investing activities                (513,595)    (697,439)      127,857


                          See accompanying notes

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1995, 1994 and 1993
                                (Continued)



                                       1995         1994          1993

Cash flow from financing activities:

  Proceeds from subsidiaries'
    issuances of stock                  13,000       25,000         2,000
  Proceeds from issuance of
    common stock, net                       --      524,757     1,665,255
Net cash flow from financing
  activities                            13,000      549,757     1,667,255

Net (decrease) increase in cash
  and cash equivalents                (540,912)    (622,780)    1,066,017
Cash and cash equivalents,
  beginning of year                    877,010    1,499,790       433,773
Cash and cash equivalents, end
  of year                          $   336,098  $   877,010   $ 1,499,790

                          See accompanying notes

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1995, 1994 and 1993




                                       1995         1994          1993

Schedule of net changes in
  various operating accounts:

  Receivables                      $   172,334  $    36,038   $  (145,914)
  Prepaid expenses and other
    current assets                     (70,889)     (32,128)      (72,828)
  Accounts payable                      51,256       (5,480)       (7,946)
  Accrued liabilities                   73,581        1,858      (176,986)
Net changes in various operating
  accounts                         $   226,282  $       288   $  (403,674)


Supplemental cash flow information:

Cash paid for income taxes         $    15,513  $    17,254   $    14,383

Schedule of noncash investing
  and financing activities:

Investing activities:
  Investments in affiliates
    and subsidiaries               $  (205,325) $        --   $ 1,750,000
  Disposal of investment in
    affiliate                          205,325           --            --
                                   $        --  $        --   $ 1,750,000
Financing activities:
  Stock issued for investments in
    affiliates and subsidiaries    $   205,325  $        --   $ 1,750,000
  Purchase of treasury stock          (174,713)          --            --
  Issuance of directors' stock          50,000       59,999        40,006
  Issuance of stock to retirement
    plan                                65,632       49,856        97,425
                                   $   146,244  $   109,855   $ 1,887,431

                                See accompanying notes

          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries ("the Company"). CTI's majority-owned subsidiaries are Competitive Technologies of PA, Inc. ("CTI-PA"), University Optical Products Co. ("UOP"), Genetic Technology Management, Inc. ("GTM"), UPAT Services, Inc. ("USI") and Vector Vision, Inc. ("VVI") (see Notes 2 and 3). Intercompany accounts and transactions have been eliminated in consolidation.

    As more fully discussed in Note 16, CTI sold a controlling interest in University Communications, Inc. ("UCI") to Barden Companies, Inc. and reduced its holding in UCI to 14.5%. Effective February 15, 1995, CTI accounts for its investment in UCI on the cost method. Accordingly, UCI is presented in these financial statements as a discontinued operation and financial information for prior periods has been reclassified. Since UCI previously comprised one of the Company's two segments, the Company's reclassified financial statements reflect a single business segment, technology management services.

Revenues and Expenses

    Royalty income, net of amounts due others, is included in income in the period in which it is earned. Such retained royalties are earned principally through servicing agreements with various technology sources, primarily universities, under which the Company retains an agreed percentage of income derived from license or sale of technologies. See Note 4 regarding USET Acquisition Partners, L.P., and USET, Inc.

    Revenues under service contracts are recognized for technology management, licensing and other services in the period the contractual service is provided and the related revenue is earned.

    Grant revenues, which are nonrefundable except under certain conditions (see Notes 2 and 3), are recognized in the period grant funds are received.

    Expenditures made in connection with evaluating the marketability of inventions, patenting inventions, licensing patented inventions and enforcing patents are charged to operations as incurred.

Cash Equivalents

    Cash equivalents include only highly liquid investments purchased with an original maturity of three months or less.

    The Company's bank and investment accounts are maintained with three financial institutions. The Company's policy is to monitor the financial strength of these institutions on an ongoing basis.

Short-term Investments

    Effective August 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115 "Accounting for Certain
Investments in Debt and Equity Securities." As required by Statement No. 115, prior years' financial statements have not been restated. Adoption of Statement No. 115 did not have a material effect on the Company's financial statements.

Property and Equipment

    The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives (3 to 5 years for equipment) or the terms of the related lease for leasehold improvements. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in earnings.

Excess of Purchase Price over Net Assets Acquired

    Costs in excess of net assets purchased are amortized on a straight-line basis over their estimated useful lives (5 years). The Company assesses the recoverability of these amounts at each balance sheet date by determining that intangible assets can be recovered through estimated future undiscounted operating income over their estimated useful lives.

Subsidiaries' Issuances of Shares

    The Company recognizes in earnings gains or losses reflecting increases in the value of its equity in subsidiaries' net worth re-sulting from subsidiaries' issuances of shares to minority sharehold-ers.

Income Taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

    Investment tax credits are accounted for using the flow-through method.

Reclassification

    Certain amounts have been reclassified to conform with the presentation in the financial statements for 1995.

Net Income (Loss) Per Share

    Net income (loss) per share, both primary and fully diluted, is computed based on the weighted average number of common shares outstanding and dilutive common share equivalents. In those periods when a net loss is reported, common share equivalents are anti-dilutive and therefore they are excluded from the computation. Net income (loss) applicable to common stock is net income (loss) adjusted for preferred stock dividends, if any.

 2.  COMPETITIVE TECHNOLOGIES OF PA, INC.

    In February, 1993, CTI acquired 80% of the outstanding stock of CTI-PA, a wholly-owned technology management subsidiary of Lehigh University ("Lehigh"), in exchange for $750,000 payable by issuance of 74,302 unregistered shares of CTI's common stock. Lehigh has no registration rights with respect to the shares of CTI's common stock.

    CTI accounted for the transaction as a purchase and accordingly CTI-PA's results of operations are included in the consolidated financial statements for all periods after February 1, 1993. The excess of the purchase price over the net assets acquired of $314,231 is being amortized over 5 years. Such amortization of $62,844, $62,844 and $31,422 has been charged to operations in 1995, 1994 and 1993, respectively. Accumulated amortization was $157,110 and $94,266 at July 31, 1995 and 1994, respectively.

    In connection with the acquisition, CTI-PA agreed to provide patent management and technology licensing services to Lehigh for five years from September 30, 1992, subject to termination after three years under certain conditions. During the term of the agreement, Lehigh will pay CTI-PA $30,000 a year for these services and will provide CTI-PA with office space, tuition remission for specified individuals and services of Master of Business Administration students for 40 hours per week at no charge. In addition, in each year of the agreement CTI-PA retains the first $100,000 of net income from transferring and licensing technology as defined in the agreement and 75% of such net income in excess of $100,000.

    The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if this acquisition had occurred on August 1, 1991. The unaudited pro forma amounts are based on assumptions and estimates the Company believes are reasonable; however, such amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed, nor are they indicative of the results of future combined operations.

                                              For the
                                             year ended
                                            July 31, 1993

Total revenues                                $   851,695
Loss from continuing
  operations                                   (1,545,259)

Per share loss from
  continuing operations                       $      (.28)



    CTI-PA was awarded a grant to support its entrepreneurial activities from September 1, 1993, through August 31, 1994. In consideration of the grant funding, CTI-PA has a contingent obligation to repay up to three times total grant funds received at the rate of 7.5% of CTI-PA's revenues, if any, from transferring rights to inventions supported by the grant funds. CTI-PA will recognize such obligations when it recognizes revenues from transferring rights to such inventions.

 3.  VECTOR VISION, INC.

    In June, 1994, CTI purchased 250,000 shares of Class B common stock of VVI for $25,000 in cash. VVI was formed in April, 1994, to develop and exploit a video compression technology. During fiscal 1995 CTI purchased an additional 52,000 shares of Class B common stock of VVI for $13,000 in cash and sold 29,000 shares of VVI Class B common stock for $2,900 in cash. CTI recognized no gain or loss on the sale. At July 31, 1995, CTI owned 51.5% of the outstanding common stock of VVI. The remaining 48.5% of VVI stock is owned by employees of the Company. CTI accounts for VVI as a consolidated subsidiary and VVI's results of operations from its acquisition are included in the consolidated results of operations.

    VVI was awarded a grant to support its development activities from September 1, 1994, through August 31, 1995. In consideration of the grant funding, VVI has a contingent obligation to repay up to three times total grant funds received at rates of 1.5% of VVI's net sales of supported products or 15% of VVI's revenues from licensing supported products, if any. VVI will recognize such obligations when it recognizes revenues from such sales or licenses.

 4.  INVESTMENTS IN EQUITY METHOD AFFILIATES

USET Acquisition Partners, L.P.

    UPAT Services, Inc. ("USI"), a wholly-owned subsidiary of CTI, is the general partner and holds a 20% limited partnership interest in USET Acquisition Partners, L.P. ("UAP"). UAP acquired all the stock of USET, Inc. ("USET") from Macmillan, Inc. ("Macmillan") in August, 1990, for $1,000,000 in cash and future payments contingent upon royalties earned by USET as defined in the acquisition agreement. Contingent payments are calculated at 90% of USET's earned royalties in excess of $400,000 per year for up to five years or until Macmillan has received cumulative contingent payments of $3,750,000, whichever occurs first. Once contingent payments become due, they are 100% guaranteed by CTI. Cumulative contingent payments of approximately $625,000 have been made through July 31, 1995. USI accounts for its investment in UAP using the equity method.

    CTI manages USET for UAP. During fiscal 1995, 1994 and 1993, CTI charged USET $52,490, $84,484 and $102,198, respectively, for management, legal and administrative services.

    At July 31, 1995 and 1994, the following amounts were receivable from and payable to USET:
                                             1995         1994

    Royalties receivable                    $275,690    $229,266
    Other receivables                          8,074      56,848
    Accounts payable                          10,944      26,834

Knowledge Solutions, Inc.

    In June, 1994, CTI acquired 50% of the outstanding common stock of Knowledge Solutions, Inc. ("KSI") for $25,000 in cash. KSI was formed in June, 1994, to develop and deliver interactive multimedia training packages. In September, 1994, CTI acquired 205,325 shares of KSI's Class A common stock in exchange for 25,000 shares of its common stock valued at $205,325 and incurred $7,983 of costs in connection with the acquisition. In addition, Safeguard Scientifics, Inc. ("SSI"), an unaffiliated company, purchased 200,000 shares of Class A common stock of KSI for $200,000 in cash. SSI also received warrants to purchase an additional 133,333 shares of Class A common stock at $1.50 per share through December 31, 1995. No warrants have been exercised as of July 31, 1995.

    In June, 1995, CTI reacquired the 25,000 shares of its common stock from KSI in exchange for the 205,325 shares of KSI Class A common stock. The 25,000 shares are included in the consolidated balance sheet as treasury stock at July 31, 1995 at cost ($174,713). Also in June, 1995, CTI acquired an additional 75,000 shares of KSI's Class A common stock for $75,000 in cash and SSI purchased 100,000 shares of Class A common stock of KSI for $100,000 in cash.

    In June and July of 1995 CTI received 40,000 and 20,000 shares, respectively, of KSI Class B common stock in exchange for management and consulting services provided by the Company during fiscal 1995. The shares were valued at $20,000 and $40,000, respectively. CTI's ownership of KSI at July 31, 1995, is 35.9%.

    Effective October, 1994, CTI-PA granted KSI an exclusive ten-year license to its process model for interactive multimedia training in exchange for royalties on future sales.

    CTI accounts for its investment in KSI on the equity method.
Although KSI's fiscal year ends on June 30, CTI records its equity in KSI's losses in each CTI fiscal year from August 1 through the following July 31. KSI stock is not publicly traded and there is no quoted market price for its stock.

Equine Biodiagnostics, Inc.

    In February, 1995, CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized by Kentucky Technology Incorporated, a technology management company wholly-owned by the University of Kentucky, to provide diagnostic laboratory services for the equine industry. EBI's initial product is a test for equine protozoal myeloencephalitis, a neurological disease. At July 31, 1995, CTI owned 37.5% of the outstanding common stock of EBI and accounts for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

Summary Information

    Summarized information from the unaudited financial statements of the Company's equity method affiliates at July 31, 1995 and 1994, and for the years ended July 31, 1995, 1994 and 1993 follows (in thousands):

July 31, 1995                           UAP       KSI     EBI     Total
                                                  (1)

Current assets                        $  639    $ 112    $  99    $  850
Noncurrent assets                        809       22       58       889
Current liabilities                      404       16       45       465
Noncurrent liabilities                    --       --       43        43
Shareholders' equity                   1,042      118       64     1,224

Gross revenues                           721       74       93       888
Gross profit                             675       --       69       744
Net income (loss)                        219     (391)      16      (156)

Equity in net income (loss)               47     (157)       6      (104)

Company's investments in
  equity method affiliates               239       20       31       290

July 31, 1994                           UAP       KSI    Plasmaco  Total
                                                            (2)

Current assets                        $  850    $  21    $  572   $1,443
Noncurrent assets                        618       --     3,987    4,605
Current liabilities                      585       --     5,693    6,278
Noncurrent liabilities                    --       --     4,509    4,509
Shareholders' equity (deficit)           883       21    (5,643)  (4,739)

Gross revenues                           695       --       802    1,497
Gross profit (loss)                      585       --    (1,574)    (989)
Net income (loss)                        175      (29)   (3,152)  (3,006)

Equity in net income (loss)               35      (15)       --       20

Company's investments
  in equity method
  affiliates                             205       10        --      215

July 31, 1993                                     UAP    Plasmaco  Total
                                                            (2)

Gross revenues                                  $   595  $   983  $ 1,578
Gross profit (loss)                                 493   (3,587)  (3,094)
Net loss                                            (67)  (5,669)  (5,736)

Equity in net loss                                   (9)  (1,004)  (1,013)


(1) KSI's revenues comprise grants received to support its product development.

(2) CTI's investment in Plasmaco was zero at July 31, 1993, after a $450,000 writedown in 1993. CTI recognized no equity in the losses of Plasmaco during fiscal 1994. In fiscal 1995 CTI accounts for its investment in Plasmaco under the cost method (see Note 5).

    At July 31, 1995 and 1994, the Company's investments in equity method affiliates exceeded its share of their underlying net assets by approximately $38,000 and $25,000, respectively.

 5.  INVESTMENTS ACCOUNTED FOR UNDER THE COST METHOD

University Communications, Inc.

    Since February 15, 1995, CTI has accounted for its $159,375 investment in University Communications, Inc. under the cost method (see Note 16).

Plasmaco, Inc.

    In various transactions between August, 1989, and February, 1993, CTI invested a total of $3,262,000 in Plasmaco, Inc. ("Plasmaco") common and preferred stock. Of this amount, approximately $803,000 was paid in cash and the balance was in exchange for CTI's common stock. CTI accounted for its investment under the equity method and as a result of Plasmaco's operating losses, the full amount of the investment had been written off by July 31, 1993.

    In September, 1994, Plasmaco and the holders of its Series A through D preferred stock, including CTI, entered into an Exchange Agreement under which all shares of preferred stock were exchanged for Plasmaco common stock. Simultaneously, Plasmaco's shareholders authorized a reverse 50-1 common stock split. As a result of these and other transactions, CTI's voting interest was reduced significant-ly. At July 31, 1995, CTI's voting interest in Plasmaco is approxi-mately 1%.

    Plasmaco stock is not publicly traded and there is no quoted market price for its stock.

Innovation Partners International, k.k.

    In May, 1994, CTI acquired a 13.3% voting interest in Innovation Partners International, k.k. ("IPI"), a Japanese corporation which provides technology transfer, business development and innovation management services to corporate clients, for approximately $40,000. IPI stock is not publicly traded and there is no quoted market price for its stock.

 6.  FOREIGN ROYALTIES

    Retained royalties for 1995, 1994 and 1993, include $108,773,
$107,427 and $55,693, respectively, from foreign sources.

 7. RECEIVABLES

    Receivables as of July 31, 1995 and 1994 comprise:

                                      1995              1994

    Royalties                       $275,690          $229,266
    Government contracts             103,574                --
    Other                            111,060           119,400
                                    $490,324          $348,666

 8.  SHORT-TERM INVESTMENTS

    Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As required by Statement No. 115, prior years' financial statements have not been restated. The cumulative unrealized holding gain for securities classified as available-for-sale as of August 1, 1994, has been reported as an adjustment of the balance of net unrealized holding gains on available-for-sale securities in shareholders' interest.

    As of July 31, 1995, the components of the Company's available-for-sale securities are as follows (in thousands):


                             Gross     Gross
                          Unrealized  Unrealized
                Aggregate   Holding    Holding  Amortized   Maturity
Security Type  Fair Value    Gains     Losses   Cost Basis  Grouping

U.S. Treasury                                                Within
  bills           $ 1,078      $ 7         --     $ 1,071    1 year
Other U.S.
  government debt                                            Within
  securities        3,434       --         --       3,434    1 year
Mortgaged backed                                             Present
  securities          109        2         --         107    through
                                                              2018
 Total            $ 4,621      $ 9         --     $ 4,612


    For the year ended July 31, 1995, proceeds from the sale of available-for-sale securities were $2,231,629 which resulted in gross realized gains of $59,809. In addition, realized gains on sale of short-term investments classified as cash equivalents were $2,026 in the year ended July 31, 1995. Cost is based on specific identifica-tion in computing realized gains.

    During 1994 and 1993, the Company recognized gains of $7,032 and $28,037, respectively, on sales of short-term investments. Gains were calculated on a specific identification basis.

 9.  PROPERTY AND EQUIPMENT

    Property, plant and equipment as of July 31, 1995 and 1994 comprise:

                                           1995          1994

    Equipment                           $  178,518    $  99,472
    Leasehold improvements                 168,096      165,129
                                           346,614      264,601

    Accumulated depreciation
      and amortization                    (212,781)     (184,922)
                                        $  133,833    $   79,679


    Depreciation expense was $52,069, $38,552 and $33,092 in 1995, 1994 and 1993 respectively.

10.  DIRECTORS' ESCROW ACCOUNT

    CTI entered into indemnity agreements with each of its directors indemnifying them against certain possible claims and expenses and created an escrow fund in the aggregate sum of $325,000 for the indemnification of directors as authorized by shareholders. The escrow terminates at July 31, 1997. CTI does not presently maintain a policy of directors' liability insurance. At July 31, 1995 and 1994, the escrow fund, which is invested in U.S. Treasury securities, amounted to $412,114 (market: 412,114) and $394,568 (market:
$394,568), respectively. The escrow fund includes accumulated interest of $87,114 and $69,568 in 1995 and 1994, respectively, which is not contractually required for the fund, is available for use by CTI and is reported in the accompanying financial statements as cash and cash equivalents.

11.  ACCRUED LIABILITIES

    Accrued liabilities at July 31, 1995 and 1994 were:


                                            1995         1994

    Accrued compensation                $  115,010    $   84,453
    Other                                  237,802       167,288
                                        $  352,812    $  251,741

12.  INCOME TAXES

     Effective August 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109 "Accounting for Income Taxes." As permitted by Statement No. 109, prior years' financial statements have not been restated. Adoption of Statement No. 109 had no cumulative effect on the Company's net income.

     The current provision for income taxes for 1995, 1994 and 1993 is as follows:
                               1995        1994         1993

     State taxes            $21,373      $18,440      $    --

     The provision for income taxes from continuing operations differs from that computed using the 34% statutory federal income tax rate as a result of the following factors:
                               1995         1994         1993
Expected tax benefit at
  federal statutory rate    $(218,616)   $(280,349)   $(499,659)
State income taxes, net of
  Federal benefit              14,106       12,170           --
Goodwill amortization              --           --       10,683
Effect of net operating
  loss not utilized           172,916      280,349      225,312
Losses related to equity
  method affiliates            51,155        4,994      344,278
Gain on issuance of shares
  by subsidiary                    --           --      (79,082)
Other                           1,812        1,276       (1,532)
Provision for income taxes  $  21,373    $  18,440    $      --


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of July 31, 1995 and 1994 are as follows (in thou-sands):
                                                 1995      1994
Deferred tax assets:

  Current
    Accrued stock compensation                  $    34   $     25
  Noncurrent
    Discontinued operations                       1,187      1,098
    Investments in affiliates                       981      1,114
    Depreciation                                     20          9
    Excess of purchase price over net
      assets acquired                               124         57
    Net operating loss carryforwards              4,908      4,838
    Net capital loss carryforwards                   --        276
    Investment tax credit carryforwards              65         65
    Other                                            --         10
      Total deferred tax assets                   7,319      7,492

Deferred tax liabilities:                          1995      1994

  Noncurrent
    Discontinued operations                        (124)      (115)
    Other                                           (14)        (5)
      Total deferred tax liabilities               (138)      (120)
      Net deferred tax assets                     7,181      7,372

  Valuation allowance                            (7,181)    (7,372)
Net deferred tax asset                          $    --   $     --


     There is no tax effect on the disposal of discontinued operations due to the utilization of capital loss carryforwards.

     At July 31, 1995, the Company had Federal net operating loss carryforwards of approximately $14,500,000 which expire from 1999 through 2010. The Company also has investment tax credit carry-forwards of approximately $65,000 which expire from 1999 through 2001. At July 31, 1995, the Company had Connecticut net operating loss carryforwards of approximately $1,290,000 which expire from 1997 through 2000 and Pennsylvania net operating loss carryforwards of approximately $290,000 which expire from 1996 through 1998.

13.  SHAREHOLDERS' INTEREST

Outstanding Shares

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at the option of CTI.

     In September, 1993, CTI sold 100,000 shares of its common stock under Regulation S to a foreign purchaser for $5.8828 per share in exchange for approximately $525,000, net of expenses of the sale.

Employee Stock Option Plan

     CTI has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options are granted at an exercise price equal to the fair market value of the optioned stock on the grant date. Nonqualified stock options may be granted at an exercise price from 85% to 100% of the fair market value of the optioned stock on the grant date. Options generally become exercisable six months after the grant date. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding.

     The following summarizes stock option activity for the three-year period ended July 31, 1995:


                                                               Aggregate
                                                Option Price     Price
                                       Shares    per Share     (in 000's)

Options outstanding - July 31, 1992   248,052   $4.75 - 17.88    $2,481
 Granted                               80,000   $9.875 - 11.062     861
 Terminated                             (750)   $13.00               (9)
Options outstanding - July 31, 1993   327,302   $4.75 - 17.88     3,333
 Granted                               73,000   $6.5625 - 6.875     491
 Expired                              (15,096)  $5.875 - 17.25     (207)
 Terminated                            (6,500)  $9.875 - 11.875     (69)
Options outstanding - July 31, 1994   378,706   $4.75 - 17.88     3,548
 Granted                               92,500   $6.50 - 6.5625      607
 Expired                               (5,306)  $11.44 - 12.63      (64)
Options outstanding - July 31, 1995   465,900   $4.75 -  17.88   $4,091

     Additional information related to stock options at July 31, 1995 and 1994 follows:

                                     1995                1994

Exercisable options                 441,400             334,706
Common shares reserved for
 issuance on exercise of options    678,746             378,746
Shares available for future
 option grants                      212,846                  40

Directors' Stock Participation Plan

     Under the terms of the Directors' Stock Participation Plan (the "Plan"), outside directors who have served a full annual term are eligible to receive shares of common stock of CTI. Under the Plan as amended by shareholders' approval in December 1986, the number of shares issuable each year to any director is the lesser of 2,000 shares or an aggregate fair market value on the date of issuance of $10,000. The Plan expires in January 1996.

     In 1995, 1994 and 1993, eligible directors were issued 7,545, 9,798, and 3,856 shares of common stock, respectively, the fair value of which has been charged to expense.

     At July 31, 1995 and 1994, 25,223 and 32,768 shares, respec-
tively, were reserved for future issuance under the Plan.

Common Stock Warrants

     The Company has the following outstanding warrants at July 31, 1995 which became exercisable six months after the issue date:

                            Warrant   Aggregate
                           Price per   Exercise    Expiration
Issued        No. Shares     Share      Price         Date

August 1990      5,000     $5.75       $ 28,750    August 1995
October 1990    40,000      6.125       245,000    October 1995
June 1991       15,000      7.3125      109,687    June 1996
November 1993   50,000      8.375       418,750    November 1996
November 1993   50,000      8.375       418,750    November 1996
April 1994       6,000      6.375        38,250    April 1997
September 1994   5,000      8.310        41,550    September 1997

Employees' Stock Retirement Plan

     Effective August 1, 1990, CTI adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTI's common stock to the Plan. For the fiscal years ended July 31, 1995, 1994 and 1993 the board authorized contributions of 10,966, 6,592 and 5,220 shares valued at approximately $66,000, $50,000 and $44,000, respectively, based upon year-end closing prices. These amounts have been charged to expense in 1995, 1994 and 1993, respectively.

14.  COMMITMENTS

Operating Leases

     At July 31, 1995, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

                               Gross       Sublease        Net
Years ending July 31:          Rentals     Rentals       Rentals

  1996                        $ 320,103    $(285,195)   $  34,908
  1997                           26,675      (19,015)       7,660
Total minimum payments
  required                    $ 346,778    $(304,210)   $  42,568


     Total rental expense for all operating leases was:


                                 1995         1994         1993

Minimum rentals               $ 325,109    $ 338,719    $ 324,939
Less: Sublease rentals         (310,032)    (276,106)    (261,455)
                              $  15,077    $  62,613    $  63,484

     The lessor of CTI's office space is a partnership comprising four former officers of CTI, including one who is currently a director of CTI.


15.  RELATED PARTY TRANSACTIONS

     CTI incurred charges in connection with patent and trademark litigation from a law firm in which a director of CTI is a partner. Such charges amounted to approximately $25,000, $40,000 and $32,000 in 1995, 1994 and 1993, respectively. That firm agreed that payment of approximately $67,000 of fees incurred during 1992 would be contingent upon CTI's receipt of proceeds from settlement of the related litigation. CTI agreed to pay the director's firm one-half of such receipts, if any, to a limit of three times the contingent fees incurred or approximately $202,000. The litigation was settled in June, 1992. Through July 31, 1995, CTI had paid cumulative contingent fees of $38,331 of which $5,557, $6,010 and $26,764 were charged to operations in 1995, 1994 and 1993, respectively.

     During 1994 and 1993 CTI incurred charges of approximately
$20,000 and $24,000, respectively, for corporate and investor relations services provided by a corporation of which a former director of CTI was president.

     During 1995 and 1994 CTI incurred charges of approximately
$87,000 and $73,500, respectively, for consulting services provided by its former chief executive officer who is also a director.

     CTI earned approximately $60,000 for management and accounting services performed for KSI in 1995 (see Note 4). Since CTI accounts for KSI on the equity method, this amount has not been eliminated in these consolidated financial statements.

     During 1994 and 1993 CTI earned approximately $69,000 and
$148,000, respectively, from UCI for consulting services, rent, and interest on outstanding notes receivable. These amounts have not been eliminated in these consolidated financial statements.

     CTI-PA earned approximately $211,000, $179,000 and $84,000 in 1995, 1994 and 1993, respectively, from contracts with Lehigh
University, which owns 20% of the outstanding common stock of CTI-PA.

16.  DISCONTINUED OPERATIONS

University Optical Products Co.

     In 1989 University Optical Products Co. ("UOP"), a majority-owned subsidiary of CTI which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA. Amounts related to the sale of the UOP assets are presented as discontinued operations.

     The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Both Unilens Corp. USA and Unilens Optical Corp., the parent company of Unilens Corp. USA and guarantor of the obligation, were development stage companies in 1989. CTI recorded the original installment obligation in 1989 at $470,000, which was its estimated fair value at the time of the transaction. In 1990 CTI recorded the $470,000 as loss from discontinued operations. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Such amounts have been recorded as gain on discontinued operations until the fair value assigned to the original obligation was received. Cash received in excess of such amount is recorded as other income from continuing operations. As cash proceeds are received, CTI records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership ("OALP").

     CTI recognized net gains (losses) on its disposal of UOP's discontinued operations of $221,852 and ($9,314) in the statements of operations for 1994 and 1993, respectively. CTI also recognized other expenses from continuing operations of $132,032 in 1995 for legal expenses related to the suit described in the following paragraph and other income of $37,976 in 1994.

     In November, 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and several current and former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. The defendants' motion for summary judgment was denied. It is expected that the case will be tried during fiscal 1996. Through July 31, 1995, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

University Communications, Inc.

     On February 15, 1995, Barden Companies, Inc. ("Barden") (to which Barden Communications, Inc. had assigned its rights and interests) exercised its option to purchase from CTI additional shares of UCI common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. In connection with Barden's purchase, CTI offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTI purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTI's net gain on these transactions was $2,534,505 which was recorded in the third quarter of 1995. Upon completion of these and other transactions, Barden owned 52.1% and CTI owned 14.5% of the outstanding common stock of UCI.

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

     Summarized information from UCI's unaudited financial statements for six and one-half months ended February 15, 1995 and the years ended July 31, 1994 and 1993 follows (in thousands):

                                    1995      1994      1993

Gross revenues                     $2,764    $3,753    $2,183
Gross profit                        1,235     1,519       675
Net income (loss)                     181       (20)     (766)

CTI's equity in net income (loss)      99       (11)     (450)


     At July 31, 1994, $313,992 was receivable from UCI including a loan of $150,000 bearing interest at 8%, accumulated interest on that loan of $40,000 and other receivables of $123,992.

     For services CTI provided to UCI, CTI charged UCI $3,786, $55,811 and $78,270, in 1995, 1994 and 1993, respectively.

17.  SUBSEQUENT EVENT (UNAUDITED)

     In August, 1995, CTI formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. CTI expects CTI-ILI to require additional cash of approximately $250,000 to fund its first year of operations. CTI expects to provide that cash in exchange for additional equity in CTI-ILI.



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Knowledge Solutions, Inc.

We have audited the accompanying balance sheet of Knowledge Solutions, Inc. as of June 30, 1995, and the related statements of operations, changes in shareholders' interest and cash flows from June 21, 1994 (date of inception) through June 30, 1995. These financial statements are the responsibility of the management of Knowledge Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Solutions, Inc. as of June 30, 1995, and the results of its operations and its cash flows for the period from June 21, 1994 (date of inception) through June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Knowledge Solutions, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, KSI has generated losses from operations and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                       S/  Coopers & Lybrand L.L.P.
                                       COOPERS & LYBRAND L.L.P.

October 16, 1995
Stamford, Connecticut

                     KNOWLEDGE SOLUTIONS, INC.
                  A Development Stage Enterprise
                           Balance Sheet
                           June 30, 1995



ASSETS

Current assets:
  Cash                                           $ 126,130
  Receivables                                        1,840
  Prepaid expenses                                     523
    Total current assets                           128,493

Property and equipment, net                         22,352

      TOTAL ASSETS                               $ 150,845


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,061 payable
    to related parties                           $   6,105
  Accrued compensation                               2,691
  Accrued expenses                                   2,522
    Total current liabilities                       11,318

Shareholders' Interest:
  Class A common stock, $0.001 par value; shares
    authorized: 3,500,000; issued: 580,325;
    outstanding: 375,000                               580
  Class B common stock, $0.001 par value; shares
    authorized: 1,500,000; issued and
    outstanding: 260,000                               260
  Capital in excess of par value                   669,663
  205,325 shares of treasury stock, at cost       (153,125)
  Deficit accumulated during the
    development stage                             (377,851)

    Total shareholders' interest                   139,527

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                 $ 150,845

                      See accompanying notes

                     KNOWLEDGE SOLUTIONS, INC.
                  A Development Stage Enterprise
                      Statement of Operations
       For the period from June 21, 1994 (date of inception)
                       through June 30, 1995



Grant revenue                                    $  73,687

Costs and expenses:
  Research and development costs, including
    $53,000 paid to related parties               (225,320)
  Selling, general and administrative
    expenses, including $40,000 paid to
    related parties                               (176,956)
                                                  (402,276)

Operating loss                                    (328,589)

Loss on investment                                 (52,200)

Interest income                                      3,238

Loss before income tax expense                    (377,551)

Provision for income taxes                             300

Net loss                                         $(377,851)

Net loss per share (primary and
  fully diluted)                                 $   (0.70)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                      541,313


                      See accompanying notes

                           KNOWLEDGE SOLUTIONS, INC.
                        A Development Stage Enterprise
                Statement of Changes in Shareholders' Interest
For the period from June 21, 1994 (date of inception) through June 30, 1995


                                                                                                                  Deficit
                                             Class A Common     Class B Common                                   Accumulated
                                                  Stock             Stock        Capital in    Treasury Stock      During the
                                              Shares            Shares            Excess of     Shares              Development
                                        Date  issued    Amount  issued   Amount   Par value      held     Amount     Stage
    Stock issued to Competitive
      Technologies, Inc ("CTI")
      for cash ...................      6/94      --    $  --   100,000  $ 100    $  24,900        --     $    --     $   --

(1) Stock issued to Dr. Francis
      Harvey......................      7/94                    100,000    100       24,900
    Stock issued to Dr. Adam
      Nelson for cash.............      9/94                     20,000     20        4,980
    Stock issued to Safeguard
      Scientifics, Inc. for cash..      9/94    200,000    200                      194,978
(2) Stock issued to Competitive
      Technologies, Inc. in exchange
      for 25,000 shares of CTI's
      common stock.................     9/94    205,325    205                      205,120
(3) Stock issued to Safeguard
      Scientifics, Inc. for cash...     6/95    100,000    100                       99,900
(2) Purchase of 205,325 shares of
      treasury stock from Competitive
      Technologies, Inc. in exchange
      for 25,000 shares of CTI's
      common stock................      6/95                                                    (205,325)  (153,125)
    Stock issued to Competitive
      Technologies, Inc. for cash..     6/95     75,000     75                       74,925
(1) Stock issued to Competitive
     Technologies, Inc.............     6/95                     40,000     40       39,960
Net loss.......................                                                                                        (377,851)

    Balance - June 30, 1995                     580,325 $  580  260,000  $ 260    $ 669,663     (205,325) $(153,125)  $(377,851)

(1) Stock issued in exchange for services provided. The value of the services was determined by KSI's board of directors.
(2) Stock value was determined by KSI's board of directors based on the market value of Competitive Technologies, Inc.'s common stock exchanged.
(3) In connection with this transaction KSI also issued warrants to purchase an additional 100,000 shares of Class A common stock at $1.00 per share through December 31, 1994 and 133,333 shares of Class A common stock at $1.50 per share through December 31, 1995.

                                       See accompanying notes


                          KNOWLEDGE SOLUTIONS, INC.
                       A Development Stage Enterprise
                           Statement of Cash Flows
            For the period from June 21, 1994 (date of inception)
                            through June 30, 1995




Cash flow from operating activities:

  Net loss                                             $(377,851)
  Non-cash items included in net loss:
    Depreciation                                           3,480
    Expenses paid by issuance of stock                    65,000
    Loss on investment                                    52,200
  Net changes in various operating
    accounts                                               8,955
Net cash flows used in operating activities             (248,216)

Cash flow from investing activities:

  Purchase of property and equipment                     (25,832)
Net cash flows used in investing activities              (25,832)

Cash flow from financing activities:

  Proceeds from issuance of common stock,
    net of expenses                                      400,178
Net cash flows from financing activities                 400,178

Net increase in cash and cash equivalents                126,130
Cash and cash equivalents at inception                        --
Cash and cash equivalents at end of period             $ 126,130


Supplemental cash flow information:
  Cash paid for income taxes                           $     300


                           See accompanying notes

                    KNOWLEDGE SOLUTIONS, INC.
                 A Development Stage Enterprise

                  Notes to Financial Statements



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Financial Statements

     Knowledge Solutions, Inc. ("KSI") was formed in June, 1994 to develop and deliver interactive multimedia training packages. KSI is a development stage enterprise involved in developing and marketing its initial product. It has made no product sales to date. At June 30, 1995, Safeguard Scientifics, Inc. ("SSI"), owned 46.2% and Competitive Technologies, Inc. ("CTI") owned 33.9% of KSI's outstanding common stock.

     The accompanying financial statements have been prepared assuming that KSI will continue as a going concern, which contem-plates the realization of assets and the satisfaction of liabili-ties in the normal course of business. KSI has incurred operating losses since inception and had an accumulated deficit of $377,851 at June 30, 1995. As of June 30, 1995, KSI's current assets exceed its current liabilities by $117,175. KSI is currently marketing its first multimedia Agility training product and seeking contracts to develop multimedia training products for others. It is uncertain whether KSI will be able to achieve profitable operations or generate sufficient internal cash flow to maintain its opera-tions and other sources of funds may not be available. Neither SSI nor CTI is willing to provide additional financial support to KSI. These factors raise substantial doubt about KSI's ability to continue as a going concern. KSI's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Revenues

     Grant revenues, which are nonrefundable except under certain conditions, are recognized in the period the grant funds are received.

Property and Equipment

     The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in earnings.

Cash

     KSI's banking activity and cash balances are maintained with a single bank. KSI's policy is to monitor the bank's financial strength on an ongoing basis.

Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Net Loss per Share

     Net loss per share, both primary and fully diluted, is computed based on the weighted average number of common shares outstanding and dilutive common share equivalents. Fully diluted net loss per share is anti-dilutive for the year ended June 30, 1995.

2.   INVESTMENT IN COMPETITIVE TECHNOLOGIES, INC.

     In September, 1994, KSI acquired 25,000 shares of CTI's common stock valued at $205,325 in exchange for 205,325 shares of KSI's
Class A common stock. KSI classified the CTI stock as available-for-sale.

     In June, 1995, KSI reacquired the 205,325 shares of its Class A common stock from CTI in exchange for the 25,000 shares of CTI common stock. The $52,200 realized loss was charged against income in KSI's statement of operations. The 205,325 KSI shares are classified as treasury stock at June 30, 1995 at cost ($153,125).

3.   PROPERTY AND EQUIPMENT

     Property and equipment as of June 30, 1995 comprised:

     Computer equipment                                $23,356
     Furniture and fixtures                              2,476
                                                        25,832

     Less: accumulated depreciation                     (3,480)
                                                       $22,352
4.   INCOME TAXES

     The current provision for income taxes for 1995 comprises state income taxes. At June 30, 1995, KSI had a net operating loss carryforward of $261,639 which expires in 2010 for federal and in 1998 for state tax purposes.

     The provision for income taxes differs from that computed using the statutory federal income tax rate of 34% as follows:

Expected tax benefit at federal statutory rate    $(128,469)

Loss on investment                                   17,748
Services paid with common stock                      22,100
Effect of net operating loss not utilized            88,234
Other                                                   687
Provision for income taxes                        $     300

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. KSI's net deferred tax asset of $88,957 is entirely offset by a valuation allowance of $88,957 at June 30, 1995.

5.   SHAREHOLDERS' INTEREST

Capital Stock

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of KSI which is commenced during the "Preference Period" (as defined below), the holders of Class A common stock are entitled to a liquidation preference equal to $1.50 per share. If the assets of KSI are insufficient to permit payment of the full preferential amount to Class A shareholders, all of the net assets of KSI shall be distributed ratably among the holders of Class A common stock. After payment of the liquidation preference to holders of Class A common stock and payment of $.001 per share to holders of Class B common stock, or upon the expiration of the Preference Period, in the event of liquidation, holders of Class A common stock will be entitled to share ratably with the holders of Class B common stock in all assets remaining after payment of liabilities.

     The Preference period will expire upon the end of any fiscal year in which KSI and any subsidiaries shall have consolidated net income before taxes of not less than $1,000,000. The Class A common stock and Class B common stock will automatically be reclassified as a single class of common stock on a share for share basis at the end of the Preference Period.

Employee Stock Option Plan

     KSI has a stock option plan ("the Plan") which was approved by the Board of Directors and shareholders on December 12, 1994. No option may be granted under the Plan after December 11, 2004. Both incentive stock options and nonqualified stock options may be granted to key employees under the Plan. All stock options are granted at an exercise price equal to the fair market value of the optioned stock on the grant date. Options generally become exercisable according to a vesting schedule approved by the Board at the grant date.

     The following summarizes the stock option activity for the period from the approval of the Plan through June 30, 1995:

                                               Option    Aggregate
                                     Shares    Price       Price

Options granted and outstanding      20,000   $  1.00    $20,000


     Additional information related to stock options at June 30, 1995 follows:

Exercisable options                              NONE

Class B common shares reserved for issuance
   on exercise of options                     150,000

Shares available for future option grants     130,000

Common Stock Warrants

     KSI has the following outstanding warrants at June 30, 1995:

                                                       Aggregate
                                                       Exercise    Expiration
Issued           Exercisable   No. Shares Class  Share   Price        Date

September 1994  September 1994  133,333     A   $1.50  $200,000  December 1995
March 1995      March 1996        5,000     B   $1.00  $  5,000  March 2000

6.   COMMITMENTS

     KSI leases office space in Lehigh, Pennsylvania, under a lease expiring in August of 1995. Rent expense in 1995 amounted to $2,751.

     KSI was awarded a $75,000 grant to support its development activities from September 1, 1994, through August 31, 1995. In consideration of the grant funding KSI has a contingent obligation to repay up to three times total grant funds received at rates of 1% of aggregate net sales of supported products or 2% of revenues from licensing supported products, if any. KSI will recognize such obligations when it recognizes revenues from sales or licenses.

     Effective October, 1994, Competitive Technologies of PA, Inc. granted KSI an exclusive ten-year license agreement to its process model for interactive multimedia training in exchange for a 3% royalty on future sales of licensed products and services. KSI will recognize such obligations when it recognizes revenues from sales.

7.   RELATED PARTY TRANSACTIONS

     During 1995 KSI incurred $40,000 of charges for management and accounting services performed by CTI which have not been eliminated in CTI's consolidated financial statements. Services were paid by the issuance of Class B common stock.

     KSI incurred charges of $5,500 during 1995 for consulting services provided by a director.

     During 1995 KSI incurred charges of $47,500 for product development consulting services performed by the inventor of the process model who is also a shareholder. $25,000 of these services were paid by the issuance of Class B common stock.

8.   SUBSEQUENT EVENT

     During July, 1995, KSI incurred charges of $20,000 for management and consulting services performed by CTI which have not been eliminated in CTI's consolidated financial statements.
Services were paid by the issuance of Class B common stock. After this transaction, CTI owned 35.9% of KSI.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                            PART III

     Pursuant to General Instruction G(3), the information called for by Part III (Items 10 through 13) is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its 1995 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 1995
     and 1994.                                               25-26

     Consolidated Statements of Operations for the
     years ended July 31, 1995, 1994 and 1993.               27-28

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 1995, 1994 and 1993.                              29

     Consolidated Statements of Cash Flows for the
     years ended July 31, 1995, 1994 and 1993.               30-32

     Notes to Consolidated Financial Statements.             33-48

Knowledge Solutions, Inc.

     Balance Sheet as of June 30, 1995.                         50

     Statement of Operations for the period
       from June 1, 1994 (date of inception)
       through June 30, 1995.                                   51

     Statement of Changes in Shareholders' Interest
       for the period from June 1, 1994
       (date of inception) through June 30, 1995.               52

     Statement of Cash Flows for the period from
       June 1, 1994 (date of inception)
       through June 30, 1995.                                   53

     Notes to Financial Statements                           54-58


     All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter.

(c) List of exhibits: See Exhibit Index immediately preceding exhibits.


                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPETITIVE TECHNOLOGIES, INC.
                                      (Registrant)


                                      By  S/ FRANK R. McPIKE, JR.
                                      Frank R. McPike, Jr.
                                      Vice President, Finance

Date: October 26, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                Title                         Date

GEORGE M. STADLER*       President, Chief         )
George M. Stadler        Executive Officer        )
                         and Director             )
                                                  )
FRANK R. McPIKE, JR.     Vice President,          )
Frank R. McPike, Jr.     Finance, Treasurer,      )
                         Secretary and Director   )
                         (Principal Financial     )
                         and Accounting Officer)  )
                                                  )
MICHAEL G. BOLTON*       Director                 )
Michael G. Bolton                                 )
                                                  )
BRUCE E. LANGTON*        Director                 ) October 26, 1995
Bruce E. Langton                                  )
                                                  )
H.S. LEAHEY*             Director                 )
H.S. Leahey                                       )
                                                  )
DAVID M. TOBEY*          Director                 )
David M. Tobey                                    )
                                                  )
HARRY VAN BENSCHOTEN*    Director                 )
Harry Van Benschoten                              )
                                                  )
                                                  )
                                                  )
* By    FRANK R. McPIKE, JR.                      )
     Frank R. McPike, Jr., Attorney-in-Fact       )

                          EXHIBIT INDEX

Exhibit
  No.                    Description                        Page

3.1      Unofficial restated certificate of incorpora-
         tion of the registrant as amended to date.         68-72

3.2      By-laws of the registrant as amended to date.      73-82

10.1*    Registrant's Restated Key Employees' Stock
         Option Plan, filed as Exhibit 4.3 to regis-trant's Registration Statement on Form S-8,
         File No. 33-87756 and hereby incorporated by reference.

10.2*    Employment Agreement between registrant and A.
         Sidney Alpert dated as of April 1, 1992 filed as Exhibit 19.1 to registrant's Form 10-Q for the three months ended April 30, 1992 and hereby incorporated by reference.

10.3*    Incentive Compensation Plan filed as Exhibit
         13.47 to Post Effective Amendment No. 6 to
         Registration Statement on Form S-1 No. 2-55141 and hereby incorporated by reference; and amendment thereto adopted by the Board of Directors on April 12, 1983 filed as Exhibit
         10.5 to registrant's Form 10-K for the fiscal year ended July 31, 1983 and hereby incorpor-ated by reference.

10.4* Registrant's Restated Directors' Stock Partici-pation Plan filed as Exhibit 10.3 to regis-trant's Form 10-Q for the quarter ended January
         31, 1995 and hereby incorporated by reference.

10.5 Limited Partnership Agreement of Optical Asso-ciates, Limited Partnership dated November 3,
         1983 filed as Exhibit 19.02 to registrant's
         Form 10-Q for the quarter ended January 31, 1984 and hereby incorporated by reference.

10.6 Joint Venture Agreement dated April 30, 1984 between Optical Associates, Limited Partnership and University Optical Products Co., filed as
         Exhibit 19.02 to registrant's Form 10-Q for the quarter ended April 30, 1984 and hereby incor-porated by reference; moratorium agreement dated July 20, 1987 between University Optical
         Products Co. and Optical Associates, Limited
         Partnership filed as Exhibit 10.14 to regis-trant's Form 10-K for the fiscal year ended
         July 31, 1987 and hereby incorporated by refer-ence.

10.7* Form of long-term disability income policy and schedule of information for Mr. Alpert filed as
         Exhibit 10.42 to registrant's Form 10-K for the fiscal year ended July 31, 1985 and hereby incorporated by reference.

10.8 Indemnity Agreement dated September 1, 1988 between the registrant and A. S. Alpert (simi-lar agreements have been signed by each of the registrant's directors) filed as Exhibit 10.24 to registrant's Form 10-K for the fiscal year ended July 31, 1988 and hereby incorporated by reference.

10.9     Asset Purchase Agreement among University
         Optical Products Co., Unilens Corp. USA, Uni-lens Optical Corp. and the registrant dated
         January 23, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for six months ended
         January 31, 1989 and hereby incorporated by reference.

10.10 Asset Purchase Agreement between USET, Inc. and the registrant dated June 28, 1988 filed as
         Exhibit 2.1 to registrant's Form 8-K dated June
         28, 1988 and hereby incorporated by reference;
         and Letter Agreement between Macmillan and the registrant dated June 15, 1989 amending the Purchase Agreement dated June 28, 1988 filed as
         Exhibit 10.17 to registrant's Form 10-K for the year ended July 31, 1991 and hereby incorporat-ed by reference.

10.11    Asset Purchase Agreement between Unilens Corp.
         U.S.A. and University Optical Products Co.
         dated November 30, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the three months ended October 31, 1989 and hereby incorporated by reference.

10.12    Stock Purchase Agreement dated as of August 20,
         1990 between USET Holding Co. and Macmillan,
         Inc. for the purchase and sale of the outstand-ing capital stock of University Science, Engi-neering and Technology, Inc. filed as Exhibit
         10.33 to registrant's Form 10-K for the year ended July 31, 1990 and hereby incorporated by reference.

10.13 Guarantee Agreement dated as of August 20, 1990 by and among Macmillan, Inc., VenTex, Universi-ty Science, Engineering and Technology, Inc.
         and registrant filed as Exhibit 10.34 to regi-strant's Form 10-K for the year ended July 31, 1990 and hereby incorporated by reference.

10.14    Agreement dated August 20, 1990 between TRTF
         Venture, Inc., UPAT Services, Inc. and the registrant dated August 20, 1990 authorizing the registrant to have exclusive right to appoint and/or remove the directors of Univer-sity Science, Engineering and Technology, Inc.
         and USET Holding Co. filed as Exhibit 10.35 to registrant's Form 10-K for the year ended July
         31, 1990 and hereby incorporated by reference.

10.15 Agreement of Limited Partnership of USET Acqui-sition Partners, L.P. dated as of June 28, 1990 between VenTex and USAA, a reciprocal inter-insurance exchange, filed as Exhibit 10.36 to registrant's Form 10-K for the year ended July
         31, 1990 and hereby incorporated by reference.

10.16    Election to Continue Partnership Business,
         Amendment of Agreement of Limited Partnership and Admission of New General Partner for USET
         Acquisition Partners, L.P., between all of the Limited Partners of USET Acquisition Partners,
         L.P., Ventex and UPAT Services, Inc. (a wholly-owned subsidiary of the registrant), dated as of April 19, 1991 filed as Exhibit 19.2 to registrant's Form 10-Q for the nine months ended April 30, 1991 and hereby incorporated by reference.

10.17    Custodian Agreement dated July 29, 1991 between
         Lafayette Bank and Trust Company and registrant relating to transfer of Escrow Agreement dated
         September 1, 1988 between Putnam Trust Company of Greenwich, the registrant and each of regi-strant's directors filed as Exhibit 10.44 to the registrant's Form 10-K for the year ended
         July 31, 1991 and hereby incorporated by refer-ence.

10.18 Lease agreement between 1465 Realty Associates and registrant dated August 8, 1991 filed as
         Exhibit 10.45 to registrant's Form 10-K for the year ended July 31, 1991 and hereby incorporat-ed by reference.

10.19*   Employment agreement between registrant and
         George M. Stadler dated August 1, 1995.            83-86

10.20 Private Placement Agreement dated as of Novem-ber 11, 1992 between the registrant and Capital
         Assurance Company, Inc. filed as Exhibit 19.3 to registrant's Form 10-Q for the three months ended October 31, 1992 and hereby incorporated by reference.

10.21 Letter Agreement with Capital Assurance Compa-ny, Inc. dated March 8, 1993 filed as Exhibit
         4.3 to registrant's registration statement on Form S-3 (No. 33-60210) and hereby incorporated by reference.

10.22    Purchase and Subscription Agreement dated July
         9, 1993 by and among University Communications,
         Inc., Competitive Technologies, Inc. (formerly
         University Patents, Inc.) and Barden Communica-tions, Inc. filed as Exhibit 10.1 to regis-trant's Form 8-K dated July 9, 1993 and hereby incorporated by reference.

10.23    Technology Management Agreement made February
         12, 1993 between Lehigh University and Competi-tive Technologies, Inc. effective September 30,
         1992 filed as Exhibit 2.3 to registrant's Form
         8-K dated February 12, 1993 and hereby incorpo-rated by reference.

10.24* Employment Agreement between registrant and Frank R. McPike, Jr. dated September 15, 1993 filed as Exhibit 10.46 to registrant's Form 10-
         K for the year ended July 31, 1993 and hereby incorporated by reference.

10.25    Settlement and Forbearance Agreement dated July
         15, 1993 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed as Exhibit 10.47 to registrant's Form 10-K for the year ended
         July 31, 1993 and hereby incorporated by refer-ence.

10.26 Stock Purchase Agreement dated July 15, 1993 among registrant, Unilens Corp. USA and Unilens
         Vision Inc. filed as Exhibit 10.48 to regi-strant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.27    Amendment and Modification Agreement dated
         September 27, 1993 among registrant, Unilens
         Corp. USA and Unilens Vision Inc. filed as
         Exhibit 10.49 to registrant's Form 10-K and hereby incorporated by reference.

10.28 Common Stock Purchase Warrant issued by regis-trant to Spencer Trask Holdings, Inc. as of November 22, 1993 filed as Exhibit 10.2 to registrant's Form 10-Q for the quarter ended
         January 31, 1994 and hereby incorporated by reference.

10.29 Common Stock Purchase Warrant issued by the registrant to Christopher D. Illick as of November 22, 1993 filed as Exhibit 10.3 to registrant's Form 10-Q for the quarter ended
         January 31, 1994 and hereby incorporated by reference.

10.30 Common Stock Purchase Warrant issued by regis-trant to Desmond Towey & Associates as of April
         26, 1994 filed as Exhibit 10.1 to registrant's
         From 10-Q for the quarter ended April 30, 1994 and hereby incorporated by reference.

10.31    Stock Purchase Agreement dated September 12,
         1994 between Knowledge Solutions, Inc. and
         Safeguard Scientifics, Inc. filed as Exhibit
         10.49 to registrant's Form 10-K for the year ended July 31, 1994 and hereby incorporated by reference.

10.32    Voting Agreement dated September 12, 1994 among
         Knowledge Solutions, Inc., Safeguard Scienti-fics, Inc. the registrant, Francis Harvey and Adam Nelson filed as Exhibit 10.50 to regis-trant's Form 10-K for the year ended July 31, 1994 and hereby incorporated by reference.

10.33    Common Stock Purchase Warrant issued to Robert
         Frost as of September 16, 1994 filed as Exhibit
         10.1 to registrant's Form 10-Q for the quarter ended October 31, 1994 and hereby incorporated by reference.

10.34    Exchange Agreement dated as of September 30,
         1994 among Plasmaco, Inc. and the holders of Series A through D Preferred Stock of Plamsaco, including the registrant filed as Exhibit 10.51 to registrant's Form 10-K for the year ended
         July 31, 1994 and hereby incorporated by refer-ence.

10.35 Contract awarded by Department of the Air Force to registrant No. F33615-95-C-5514 dated Janu-ary 24, 1995 filed as Exhibit 10.1 to regi-strant's Form 10-Q for the quarter ended Janu-ary 31, 1995 and hereby incorporated by refer-ence.

10.36    Letter from Barden Companies, Inc. to Competitive
         Technologies, Inc. dated February 14, 1995, received by the registrant February 15, 1995 filed as Exhibit 2.1 to registrant's Form 8-K dated
         February 15, 1995 and hereby incorporated by reference.

10.37    Stock Purchase Agreement by and among Knowledge
         Solutions, Inc., Safeguard Scientifics, Inc.,
         Competitive Technologies, Inc. and Donald Berman
         dated May 17, 1995.                                  87-96

11.1     Schedule of computation of earnings per share
         for the three years ended July 31, 1995.                97

21.1     Subsidiaries of the registrant.                         98

23.1     Consent of Coopers & Lybrand.                           99

23.2     Consent of Coopers & Lybrand.                          100

24.1     Power of attorney.                                 101-102

27.1     Financial Data Schedule - EDGAR only.


* Management Contract or Compensatory Plan