Form 10-Q
period 1995-10-31
COMPETITIVE TECHNOLOGIES INC
filed 1995-12-13
CIK 102198

10-Q October 1995

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   October 31, 1995

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

Common Stock outstanding as of December 1, 1995 5,815,365 shares

Exhibit Index on sequentially numbered page 16 of 28.



            Page 1 of 28 sequentially numbered pages



             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       October 31, 1995 and July 31, 1995                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 1995 and 1994             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 1995                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 1995 and 1994           6-7

     Notes to Consolidated Financial Statements              8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         11-15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                     16



                       PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                       October 31, and July 31, 1995
                                (Unaudited)

                                               October 31,     July 31,
                                                  1995           1995

ASSETS

Current assets:
  Cash and cash equivalents                   $    604,424   $    336,098
  Short-term investments, at market              4,346,159      4,621,045
  Receivables, including $61,327 and $34,768
    receivable from related parties in
    October and July 1995, respectively            219,344        490,324
  Prepaid expenses and other current assets        127,368        128,429
    Total current assets                         5,297,295      5,575,896

Property and equipment, net                        137,405        133,833
Investments                                        520,626        489,786
Directors' escrow account                          325,000        325,000
Other assets                                       213,241        244,427

    TOTAL ASSETS                              $  6,493,567   $  6,768,942



LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,959 and
    $4,219 payable to related parties
    in October and July 1995, respectively    $     55,415   $    126,606
  Accrued liabilities                              279,249        352,812
    Total current liabilities                      334,664        479,418

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      58,403         58,353
  Capital in excess of par value                24,438,843     24,410,143
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                   23,601          8,764
  Accumulated deficit                          (18,247,906)   (18,073,698)

    Total shareholders' interest                 6,158,903      6,289,524

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,493,567   $  6,768,942



                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 1995 and 1994
                                (Unaudited)

                                                  1995           1994
Revenues:
  Retained royalties                          $   201,450    $    89,905
  Revenues under service contracts
    and grants, including $37,106,
    and $63,419 from related parties in
    1995 and 1994, respectively                   117,779        132,053
                                                  319,229        221,958
Costs of technology management
  services, of which $1,627 and $1,309
  were paid to related parties in 1995
  and 1994, respectively                          174,059        152,127

General and administration expenses,
  of which $25,591 and $15,049
  were paid to related parties in 1995
  and 1994, respectively                          398,781        275,885
                                                  572,840        428,012
Operating loss                                   (253,611)      (206,054)

Interest income                                    54,896         18,584
Income (losses) related to equity
  method affiliates                                30,841         (7,535)
Other income (expense), net                           666          3,510

Loss from continuing operations before
  income taxes and minority interest             (167,208)      (191,495)
Provision for income taxes                          7,000          5,609

Loss from continuing operations before
  minority interest                              (174,208)      (197,104)
Minority interest in losses of
  subsidiaries                                         --          7,000
Loss from continuing operations                  (174,208)      (190,104)
Income from operations of
  discontinued operation                               --         59,139
Net loss                                      $  (174,208)      (130,965)

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations                       $     (0.03)   $     (0.03)
  Operations of discontinued operation                 --           0.01
Net loss                                      $     (0.03)   $     (0.02)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,813,952      5,798,776



                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Changes in Shareholders' Interest
                          For the three months ended October 31, 1995
                                             (Unaudited)


                                                                                                            Net
                                                                                                         unrealized
                                                                                                          holding
                              Preferred Stock                                                         gains (losses)
                              Shares                Common Stock     Capital in                        on available-
                            issued and            Shares             excess of      Treasury Stock       for-sale    Accumulated
                            outstanding  Amount   issued    Amount   par value   Shares held   Amount    securities    Deficit

Balance - July 31, 1995        2,427    $60,675   5,835,365 $58,353  $24,410,143  (25,000)   $(174,713)  $   8,764   $(18,073,698)
  Exercise of common
    stock warrants. . . .                             5,000      50       28,700
  Net change in unrealized
    holding gains on
    available-for-sale
    securities . . . . .                                                                                    14,837
  Net loss  .  . . . . .                                                                                                 (174,208)

Balance - October 31, 1995     2,427    $60,675   5,840,365 $58,403  $24,438,843  (25,000)   $(174,713)  $  23,601   $(18,247,906)

                                       See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1995 and 1994
                                (Unaudited)


                                                  1995           1994

Cash flow from operating activities:
  Loss from continuing operations             $  (174,208)   $  (190,104)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                47,456         47,892
      (Income) losses related to equity
        method affiliates                         (30,841)         7,535
      Minority interest                                --         (7,000)
      Accrual for issuance of directors'
        stock                                      (7,500)         6,667
      Accrual for stock retirement plan            22,500         18,750
      Other noncash items                           4,466         11,443
    Other                                          15,476         22,312
    Net changes in various operating
      accounts (see schedule)                      89,163        168,393
Net cash flow (used in) from operating
  activities                                      (33,488)        85,888


Cash flow from investing activities:
  Purchases of property and equipment, net        (17,607)       (65,559)
  Proceeds from sales of short-term
    investments                                   290,671         32,245
Net cash flow from (used in) investing
  activities                                      273,064        (33,314)

Cash flow from financing activities:
  Proceeds from issuance of common stock, net      28,750             --
Net cash flow from financing activities            28,750             --

Net increase in cash and cash
  equivalents                                     268,326         52,574
Cash and cash equivalents, beginning
  of period                                       336,098        877,010
Cash and cash equivalents, end of period      $   604,424    $   929,584


                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1995 and 1994
                                (Unaudited)


                                                    1995          1994

Schedule of net changes in various
  operating accounts:

  Receivables                                   $   270,980   $   203,283
  Prepaid expenses and other current assets         (16,649)      (16,761)
  Accounts payable                                  (71,191)      (14,095)
  Accrued liabilities                               (93,977)       (4,034)
Net changes in various operating accounts       $    89,163   $   168,393


Supplemental cash flow information:

  Cash paid for income taxes                    $    17,298   $     5,899

Schedule of noncash investing activities:
  Investments in affiliates and subsidiaries    $        --   $  (205,325)

  Stock held by affiliates considered
    treasury stock                              $        --   $    96,362


Schedule of noncash financing activities:

  Stock issued for investments in affiliates
    and subsidiaries                            $        --   $   205,325
  Stock held by affiliates considered
    treasury stock                              $        --   $   (96,362)

                         See accompanying notes



             PART I.  FINANCIAL INFORMATION (Continued)
          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                            (Unaudited)



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

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

2.  CTI - Intercorporate Licensing, Inc.

     In August, 1995, Competitive Technologies, Inc. ("CTI") formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. CTI expects CTI-ILI to require additional cash of approximately $250,000 to fund its first year of operations. CTI expects to provide that cash in exchange for additional equity in CTI-ILI. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of operations since August 1, 1995, are included in the consolidated results of operations.

3.  Short-term Investments

     As of October 31, 1995 the components of the Company's available-for-sale securities are as follows (in thousands):

                               Gross         Gross
                             Unrealized    Unrealized
                  Aggregate    Holding       Holding   Amortized    Maturity
Security Type     Fair Value    Gains        Losses    Cost Basis   Grouping
U.S. Treasury                                                       Within
  Bills            $ 1,093       $23           --       $ 1,071      1 year
Other U.S.
  government                                                         Within
  debt               3,176        --           --         3,176      1 year
  securities
Mortgaged backed                                                     Present
  securities            77         1           --            76      through
                                                                      2018
 Total             $ 4,346       $24           --        $ 4,323



     For the quarter ended October 31, 1995 proceeds from the sale of available-for-sale securities were $290,671 which resulted in gross realized gains of $948. Cost is based on specific identification in computing realized gains.

4.  Receivables

     Receivables comprise:

                                   October 31,     July 31,
                                      1995           1995

Royalties                          $ 39,787       $275,690
Government contracts                 31,682        103,574
Other                               147,875        111,060
                                   $219,344       $490,324

5.  Accrued Liabilities

     Accrued liabilities were:

                                   October 31,     July 31,
                                      1995           1995

Accrued compensation               $ 126,020      $ 115,010
Other                                153,229        237,802
                                   $ 279,249      $ 352,812

6.  Contingencies

     In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co.
("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through October 31, 1995, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. The defendants' motion for summary judgment was denied. It is expected that the case will be tried during the second half of fiscal 1996.



            PART I.  FINANCIAL INFORMATION (Continued)
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $604,424 at October 31, 1995 are $268,326 higher than cash and cash equivalents of $336,098 at July 31, 1995. Operating activities used $33,488, investing activities provided $273,064 and financing activities provided $28,750.

     Competitive Technologies, Inc. ("CTI") and its majority owned subsidiaries' ("the Company") loss from continuing operations of $174,208 for the three months ended October 31, 1995 included the following noncash items: depreciation and amortization of approximately $47,000, income related to equity method affiliates of approximately $31,000, and accruals of approximately $15,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period.

     Proceeds from sales of short-term investments are principally from the Company's sales of U.S. government debt securities and principal redemptions by obligors of mortgage backed securities.

     In August, 1995, CTI formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. CTI expects CTI-ILI to require additional cash of approximately $250,000 to fund its first year of operations. CTI expects to provide that cash in exchange for additional equity in CTI-ILI. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of opera-tions since August 1, 1995, are included in the consolidated results of operations.

     The Company received $28,750 in August, 1995, from the exercise of a warrant granted in August, 1990, to purchase 5,000 shares of common stock at $5.75 per share.

     The Company carries liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

     At October 31, 1995, the Company had no outstanding commit-ments for capital expenditures.

     The Company is currently pursuing additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to fund their acquisition or start-up operations.

     The Company does not believe that inflation had a significant impact on its operations during 1995 or 1994 or that it will have a significant impact on operations during the next twelve-month operating period.

     Vector Vision, Inc. ("VVI"), CTI's 51.5% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will not be able to continue. The Company is not obligated to provide additional funding to VVI.

     With more than $4,950,000 in cash, cash equivalents and short-term investments at October 31, 1995, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to five years for its current operating activi-ties as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related invest-ments in start-up companies (with resulting increases in operating expenses) are subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended October 31, 1995 vs.
Reclassified Three Months Ended October 31, 1994

     The results of operations for the three months ended October 31, 1994 presented in the accompanying condensed financial statements have been reclassified to present UCI's results of operations as a discontinued operation. See Note 16 to Consolidat-ed Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. In addition, operating expenses have been reclassified to conform with the presentation in the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

     Consolidated revenues for the quarter ended October 31, 1995, were $97,271 (44%) higher than for the quarter ended October 31, 1994. Retained royalties were $111,545 (124%) higher than in the first quarter of fiscal 1995 principally because of up-front license fees for a plasma display energy recovery technology. Revenues under service contracts were $109,995 in the first quarter of fiscal 1996, $27,082 (33%) higher than in the first quarter of fiscal 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $47,000 in contract revenues in the first quarter of fiscal 1996. In addition, revenues from other service contracts, some of which were nonrecur-ring, were lower than in the first quarter of fiscal 1995. Grant revenues in the first quarter of fiscal 1996 were the $7,784 remaining from the grant in support of VVI's development activities. Grant revenues in the first quarter of fiscal 1995 included approximately $36,000 on Competi-tive Technologies of PA, Inc.'s ("CTI-PA") grant and $13,000 from the grant to VVI. In consideration of their grant funding, CTI-PA and VVI are obligated to repay up to three times total grant funds received (see Notes 2 and 3 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995). The Company has not applied for grants to support any of its operations during fiscal 1996.

     Costs of technology management services were $21,932 (14%) higher in the first quarter of fiscal 1996 than in the first quarter of fiscal 1995. Costs related to retained royalties were $32,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associat-ed with the University Science, Engineering and Technology, Inc. ("USET") portfolio and additional expenses related to intercorpo-rate licensing services (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995). These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1996 as it expands its technology management services to corporations and universities. Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) increased $31,000 (36%) compared with the first quarter of fiscal 1995. CTI's contract with the Department of the Air Force is responsible for an increase of $47,000 which was partially offset by reductions in costs because certain service contracts in the fiscal 1995 quarter were nonrecurring. Costs related to grant revenues decreased in proportion to the reduction in grant revenues.

     General and administration expenses were $122,896 (45%) higher in the quarter ended October 31, 1995. Approximately $50,000 of this increase is directly related to additional personnel and related expenses of establishing CTI-Intercorporate Licensing, Inc. operations in Cleveland, Ohio. The remainder reflects additional personnel and higher shareholder relations and other operating expenses supporting the Company's ongoing operations. The Company plans certain additional increases in staffing to further expand its senior technology management team to service its corporate and university clients in fiscal 1996.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $47,557
(23%).

     Interest income increased $36,312 (195%) primarily due to higher average invested balances in fiscal 1996.

     In the quarter ended October 31, 1995, net income related to equity method affiliates included UPAT Services, Inc.'s ("USI") 20% equity in the net income of USET Acquisition Partners, L.P. ("UAP") ($32,000), CTI's equity in the net loss of Knowledge Solutions, Inc. ("KSI") ($19,000) and CTI's equity in the net income of Equine Biodiagnostics, Inc. ($18,000). At October 31, 1995, CTI owned 35.9% of the outstanding common stock of KSI and has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero and therefore CTI will record no further equity in the losses of KSI. In the quarter ended October 31, 1994, losses related to equity method affiliates included CTI's equity in the loss of KSI ($23,000) and USI's 20% equity in the net income of UAP ($15,000).

     Minority interest in the losses of subsidiaries in the quarter ended October 31, 1994 of $7,000 was VVI's minority shareholders' interest in its losses. Unless VVI obtains additional external equity financing, no further losses may be charged to VVI's minority interest.

     The Company has net operating loss carryforwards for Federal income tax purposes. Provision was made in each quarter for estimated state income taxes.

     The Company's $59,139 income from operations of discontinued operation in the quarter ended October 31, 1994 reflects CTI's equity in University Communications, Inc.'s ("UCI") net results for that quarter.

     In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement on August 1, 1996. The Company has not yet determined which alternative accounting it will adopt.

Results of Operations - Three Months Ended October 31, 1995 vs.
Three Months Ended July 31, 1995

     Consolidated revenues for the quarter ended October 31, 1995 were $332,078 (51%) lower than for the quarter ended July 31, 1995. Historically, retained royalties in the first fiscal quarter are lower than in the fourth quarter because of licensees who report semiannually. Retained royalties were $122,956 (38%) lower than in the fourth quarter of fiscal 1995. Revenues under service contracts were $192,782 (64%) lower in the first quarter of fiscal 1996, of which $162,000 was due to lower revenues from CTI's contract with the Department of the Air Force. More than 60% of that contract had been completed by July 31, 1995, and CTI expects quarterly revenues from that contract to be nearer to the first quarter level for the remaining quarters of 1996. Other contracts and grants have also generated lower revenues than in the fourth quarter of fiscal 1995.

     Costs of technology management services were $197,695 (53%) lower for the quarter ended October 31, 1995 than for the quarter ended July 31, 1995. CTI's cost reimbursement contract with the Department of the Air Force accounted for $162,000 of this reduction. Other cost reductions in the first quarter were related to lower revenues for other contracts and grants. Intercorporate licensing activities increased these costs slightly in the first quarter and are expected to increase them more significantly in future quarters as the Company continues to expand its operations in this sector.

     For the quarter ended October 31, 1995 the Company's general and administration expenses were $134,566 (51%) higher than for the quarter ended July 31, 1995. Approximately $39,000 of this increase was because Company personnel provided less service under the Air Force contract and consequently spent more time on general and administrative activities for the Company. Approximately $50,000 of this increase was directly related to expenses of establishing CTI-Intercorporate Licensing, Inc. operations in Cleveland, Ohio. The Company plans additional increases in staffing to further expand its senior technology management team to service its corporate and university clients in fiscal 1996. In addition, a substantial portion of the expenses related to the Company's annual audit, preparation and filing of its Form 10-K and proxy statement with the Securities and Exchange Commission, and printing of its annual report to shareholders are incurred each year in the first quarter.

     The net effect of the reduction in costs of technology management services and increases in general and administration expenses was a reduction of $63,129 (10%) in total operating expenses compared to the fourth quarter of fiscal 1995.

     Partially offsetting the increase in the Company's operating loss between these two quarters were significantly lower ($50,000) legal expenses in connection with the suit discussed in Note 6 to the accompanying financial statements and increased ($64,927) income related to equity method affiliates.



                     PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

    3.1  By-laws of the registrant as amended to date.      18-27

   11.1  Schedule of computation of earnings per share
         for the three months ended October 31,
         1995 and 1994.                                        28

   27.1  Financial Data Schedule (EDGAR only).

   27.2  Restated Financial Data Schedules (EDGAR only).

B) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 13, 1995       By:  Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer