Form 10-Q
period 1996-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1996-03-14
CIK 102198

10-Q January 1996

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   January 31, 1996

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

Common Stock outstanding as of March 1, 1995     5,885,041 shares

Exhibit Index on sequentially numbered page 21 of 34.



            Page 1 of 34 sequentially numbered pages
         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX

PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       January 31, 1996 and July 31, 1995                     3

     Consolidated Statements of Operations for the
       three months ended January 31, 1996 and 1995           4

     Consolidated Statements of Operations
       for the six months ended January 31, 1996              5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 1996                          6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 1996 and 1995           7-8

     Notes to Consolidated Financial Statements            9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                       13-20


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote
          of Security Holders                                21

Item 6.  Exhibits and Reports on Form 8-K                    21

Signatures                                                   22
                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 1996 and July 31, 1995
                                (Unaudited)

                                               January 31,     July 31,
ASSETS                                            1996           1995

Current assets:
  Cash and cash equivalents                   $    476,426   $    336,098
  Short-term investments, at market              4,612,255      4,621,045
  Receivables, including $74,167 and $34,768
    receivable from related parties in
    January and July 1995, respectively            344,147        490,324
  Prepaid expenses and other current assets        120,215        128,429
    Total current assets                         5,553,043      5,575,896

Property and equipment, net                        166,165        133,833
Investments                                        269,245        489,786
Directors' escrow account                          325,000        325,000
Intangible assets acquired, principally
  licenses and patented technologies             1,895,263             --
Other assets                                       182,055        244,427

    TOTAL ASSETS                              $  8,390,771   $  6,768,942


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $4,305 and
    $4,219 payable to related parties
    in January and July 1995, respectively    $     94,505   $    126,606
  Accrued liabilities                              829,729        352,812
  Current portion of purchase obligation           400,000             --
    Total current liabilities                    1,324,234        479,418

Noncurrent portion of purchase obligation          745,109             --

Commitments and contingencies                                          --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      58,911         58,353
  Capital in excess of par value                24,745,836     24,410,143
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                    9,850          8,764
  Accumulated deficit                          (18,379,131)   (18,073,698)

    Total shareholders' interest                 6,321,428      6,289,524

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,390,771   $  6,768,942

                          See accompanying notes

                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 1996 and 1995
                                (Unaudited)

                                                  1996           1995
Revenues:
  Retained royalties                          $   289,988    $   249,459
  Revenues under service contracts
    and grants, including $33,856,
    and $51,803 from related parties in
    1996 and 1995, respectively                    99,270         85,090
                                                  389,258        334,549
Costs of technology management
  services, of which $1,441 was
  paid to related parties in 1996                 251,530        145,574

Marketing, general and administration
  expenses, of which $27,545 and $36,896
  were paid to related parties in 1996
  and 1995, respectively                          439,496        370,442
                                                  691,026        516,016
Operating loss                                   (301,768)      (181,467)

Interest income                                    51,681         19,469
Income (losses) related to equity
  method affiliates                                11,250        (30,303)
Gain on sale of investment in Plasmaco, Inc.       96,907             --
Other income (expense), net                        18,705        (18,720)

Loss from continuing operations before
  income taxes and minority interest             (123,225)      (211,021)
Provision for income taxes                          8,000          3,000

Loss from continuing operations before
  minority interest                              (131,225)      (214,021)
Minority interest in losses of
  subsidiaries                                         --          2,900
Loss from continuing operations                  (131,225)      (211,121)
Income from operations of
  discontinued operation                               --         49,764
Net loss                                      $  (131,225)      (161,357)

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations                       $     (0.02)   $     (0.04)
  Operations of discontinued operation                 --           0.01
Net loss                                      $     (0.02)   $     (0.03)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,830,591      5,806,994


                          See accompanying notes

              PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 1996 and 1995
                                (Unaudited)

                                                  1996           1995
Revenues:
  Retained royalties                          $   491,438    $   339,364
  Revenues under service contracts
    and grants, including $70,971,
    and $51,803 from related parties in
    1996 and 1995, respectively                   217,049        217,143
                                                  708,487        556,507
Costs of technology management
  services, of which $3,068 and $1,309
  were paid to related parties in 1996
  and 1995, respectively                          425,589        297,701

Marketing, general and administration
  expenses, of which $46,913 and $51,945
  were paid to related parties in 1996
  and 1995, respectively                          838,277        646,327
                                                1,263,866        944,028
Operating loss                                   (555,379)      (387,521)

Interest income                                   106,577         38,053
Income (losses) related to equity
  method affiliates                                42,091        (37,838)
Gain on sale of investment in Plasmaco, Inc.       96,907             --
Other income (expense), net                        19,371        (15,210)

Loss from continuing operations before
  income taxes and minority interest             (290,433)      (402,516)
Provision for income taxes                         15,000          8,609

Loss from continuing operations before
  minority interest                              (305,433)      (411,125)
Minority interest in losses of
  subsidiaries                                         --          9,900
Loss from continuing operations                  (305,433)      (401,225)
Income from operations of
  discontinued operation                               --        108,903
Net loss                                      $  (305,433)      (292,322)

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations                       $     (0.05)   $     (0.07)
  Operations of discontinued operation                 --           0.02
Net loss                                      $     (0.05)   $     (0.05)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,822,271      5,802,885


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

                                                                                               Net
                                                                                            unrealized
                                                                                             holding
                        Preferred Stock                                                   gains (losses)
                       Shares             Common Stock     Capital in                     on available-
                      issued and          Shares           excess of     Treasury Stock     for-sale    Accumulated
                      outstanding Amount  issued   Amount  par value  Shares held  Amount   securities    Deficit

Balance -
  July 31, 1995          2,427   $60,675 5,835,365 $58,353 $24,410,143  (25,000) $(174,713) $  8,764   $(18,073,698)
  Exercise of common
    stock warrants .                         5,000      50      28,700
  Stock issued under
    Directors' Stock
    Participation
    Plan . . . . . .                         4,776      48      39,952
  Exercise of common
    stock options. .                        46,000     460     267,041
  Net change in un-
    realized holding
    gains on avail-
    able-for-sale
    securities . . .                                                                           1,086
  Net loss . . . . .                                                                                       (305,433)
Balance -
  January 31, 1996       2,427   $60,675 5,891,141 $58,911 $24,745,836  (25,000) $(174,713) $  9,850   $(18,379,131)


                                      See accompanying notes

                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 1996 and 1995
                                (Unaudited)


                                                  1996           1995

Cash flow from operating activities:
  Loss from continuing operations             $  (305,433)   $  (401,225)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                96,145         92,504
      (Income) losses related to equity
        method affiliates                         (42,091)        37,838
      Minority interest                                --         (9,900)
      Accrual for issuance of directors'
        stock                                       2,500         20,833
      Accrual for stock retirement plan            45,845         37,500
      Other noncash items                         (20,266)        (9,778)
    Other                                         (68,368)        28,091
    Net changes in various operating
      accounts (see schedule)                     (71,955)       (46,616)
Net cash flow used in operating
  activities                                     (363,623)      (250,753)


Cash flow from investing activities:
  Purchases of property and equipment, net        (35,349)       (72,224)
  Proceeds from sales of short-term
    investments                                 1,411,795      1,108,428
  Purchases of short-term investments          (1,370,824)    (1,047,094)
  Investments in affiliates and
    subsidiaries                                   96,907         14,218
  Cash acquired in connection with
    investment in USET, net of $500,000
    cash paid                                     105,171             --
Net cash flow from investing activities           207,700          3,328

Cash flow from financing activities:
  Proceeds from exercise of stock options         267,501             --
  Proceeds from exercise of warrants               28,750             --
Net cash flow from financing activities           296,251             --

Net increase (decrease) in cash and cash
  equivalents                                     140,328       (247,425)
Cash and cash equivalents, beginning
  of period                                       336,098        877,010
Cash and cash equivalents, end of period      $   476,426    $   629,585



                          See accompanying notes

                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 1996 and 1995
                                (Unaudited)




                                                    1996          1995

Schedule of net changes in various
  operating accounts:

  Receivables                                   $    70,970   $    (4,594)
  Prepaid expenses and other current assets         (27,206)      (28,612)
  Accounts payable                                  (62,667)      (22,043)
  Accrued liabilities                               (53,052)        8,633
Net changes in various operating accounts       $   (71,955)  $   (46,616)


Supplemental cash flow information:

  Cash paid for income taxes                    $    27,308   $    13,099

Schedule of noncash investing activities:
  Investments in affiliates and subsidiaries    $(1,039,938)  $  (205,325)



Schedule of noncash financing activities:

  Debt incurred for investment in subsidiary    $ 1,145,109            --
  Stock issued for investments in affiliates
    and subsidiaries                            $        --   $   205,325
  Stock held by affiliates considered
    treasury stock                              $        --   $   (96,362)

  Issuance of directors' stock                  $    40,000   $    50,000


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

     As more fully discussed in Note 2, UPAT Services, Inc. ("USI"), a wholly-owned subsidiary of Competitive Technologies, Inc. ("CTI"), purchased the partnership interests of the other limited partners in USET Acquisition Partners, L. P. ("UAP") on January 31, 1996 and thereby acquired 100% of USET Holding Co. ("Holding") and University Science, Engineering and Technology, Inc. ("USET"). Effective January 31, 1996, CTI began to account for UAP, Holding and USET as consolidated subsidiaries. Accordingly, the balance sheets of UAP, Holding and USET have been included in these financial statements and their results of operations will be included in consolidated results of operations from January 31, 1996. Through January 31, 1996, CTI accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income.

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

2.   Acquisition of USET

     On January 31, 1996, in an agreement resulting from arms' length bargaining, USI purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in UAP. The total purchase price was $1,835,000 (excluding expenses related to the acquisition) with $500,000 paid in cash from CTI's working capital at the closing and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's gross retained earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. However, if any annual 60% installment would be less than $400,000, that installment shall be equal to the lesser of $400,000 or 80% of USET's gross retained earned revenues. CTI has guaranteed the payment of these installments when due.

     After the purchase, USI owns 100% of all partnership interests in UAP and as a result, UAP will be dissolved. UAP's principal asset is its investment in 100% of the equity of Holding. Holding's only asset is its investment in 100% of the equity of USET. In addition to cash of approximately $605,000 and computer equipment, USET's assets consist principally of licenses and patented technologies, the fair value of which will be amortized on a straight-line basis over their average estimated remaining lives (approximately 13 years). USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation using a 10% discount rate..

     USET provides technical evaluation, patent and market assessment, patent application and prosecution, licensing, license management and royalty distribution services under agreements with former university clients of CTI and other research institutions as more fully described in Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

     The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if this acquisition had occurred on August 1, 1994 (in thousands, except per share amounts). The unaudited pro forma amounts are based on assumptions and estimates the Company believes are reasonable; however, such amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed, nor are they indicative of the results of future combined operations.


                    For the three      For the six       For the year
                     months ended      months ended         ended
                   January 31, 1996   January 31, 1996   July 31, 1995

Total revenues         $ 497             $1,114            $2,424
Operating loss          (312)              (404)             (453)
Loss from continuing
  operations            (161)              (192)             (582)

Per share loss from
  continuing
  operations          $(0.03)            $(0.03)           $(0.10)

3.  CTI - Intercorporate Licensing, Inc.

     In August, 1995, CTI formed a wholly-owned subsidiary, CTI-Intercorporate Licensing, Inc. ("CTI-ILI"). In August and December, 1995, CTI purchased a total of 4,000 shares of CTI-ILI common stock for $200,000 in cash to provide licensing and technology management services to corporations. This role has been expanded to include universities and other organizations which can be served from its Cleveland, Ohio base. CTI expects to provide CTI-ILI additional cash of approximately $250,000 to fund its first year of operations. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of operations since August 1, 1995, are included in the consolidated results of operations.

4.   Short-term Investments

     As of January 31, 1996 the components of the Company's available-for-sale securities are as follows (in thousands):

                              Gross       Gross
                            Unrealized  Unrealized
                 Aggregate   Holding      Holding  Amortized   Maturity
Security Type    Fair Value   Gains       Losses   Cost Basis  Grouping

U.S. Treasury                                                  Within
  Bills           $ 1,380      $ 9          --     $ 1,371      1 year
Other U.S.
  government                                                    Within
  debt              3,185       --          --       3,185      1 year
  securities
Mortgaged backed                                                Present
  securities           47        1          --          46      through
                                                                 2018
 Total            $ 4,612      $10          --     $ 4,602


    For the quarter ended January 31, 1996 proceeds from the sale of available-for-sale securities were $1,121,124 which resulted in gross realized gains of $30,147. For the six months ended January 31, 1996 proceeds from the sale of available-for-sale securities were $1,411,795 which resulted in gross realized gains of $31,095. Cost is based on specific identification in computing realized gains.

5.   Receivables

     Receivables comprise:

                                   January 31,     July 31,
                                      1996           1995

Royalties                          $163,059       $275,690
Government contracts                 43,498        103,574
Note from affiliate (Knowledge
  Solutions, Inc.)                   50,000             --
Other                                87,590        111,060
                                   $344,147       $490,324


     On December 31, 1995, CTI loaned $50,000 to Knowledge Solutions, Inc. ("KSI"), its 35.9% owned equity affiliate, pursuant to a secured convertible term promissory note bearing interest at the prime rate plus one percent and payable on or before June 30, 1996. Under the terms of a related security agreement, KSI pledged all its software, furniture, fixtures and equipment as collateral for this loan. The outstanding principal balance of this note is convertible into shares of KSI's Class A common stock at $.80 per share either at CTI's option or automatically if KSI raises at least $50,000 of additional equity or grant funding before June 30, 1996. CTI's loan is subordinate to an otherwise identical $50,000 secured convertible loan from Safeguard Scientifics, Inc., the unaffiliated majority shareholder of KSI.

6.   Accrued Liabilities

          Accrued liabilities were:

                                   January 31,     July 31,
                                      1996           1995

Accrued compensation               $ 170,599      $ 115,010
Royalties payable                    254,187             --
Liabilities accrued in connection
  with acquisition of USET           160,000             --
Other                                244,943        237,802
                                   $ 829,729      $ 352,812

7.   Contingencies

     In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through January 31, 1996, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. No proceeds have been received since October, 1994. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. The defendants' motion for summary judgment was denied. It is expected that the case will be tried during the second half of fiscal 1996.

8.   Accounting for Stock-Based Compensation

     In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement on August 1, 1996. The Company has not yet determined which alternative accounting method it will adopt.

            PART I.  FINANCIAL INFORMATION (Continued)

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $476,426 at January 31, 1996 are $140,328 higher than cash and cash equivalents of $336,098 at July 31, 1995. Operating activities used $363,623, investing activities provided $207,700 and financing activities provided $296,251.

     Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries' ("the Company") loss from continuing operations of $305,433 for the six months ended January 31, 1996 included the following noncash items: depreciation and amortization of approximately $96,000, income related to equity method affiliates of approximately $42,000, and accrued expenses of approximately $48,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period.

     Proceeds from sales of short-term investments of approximately $1,412,000 are principally from the Company's sales of U.S.
government debt securities and principal redemptions by obligors of mortgage backed securities. The Company reinvested nearly
$1,371,000 in U.S. government debt securities.

     In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 gain was included in income for the quarter and six months ended January 31, 1996.

     On January 31, 1996, in an agreement resulting from arms' length bargaining, UPAT Services, Inc. ("USI") purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L. P. ("UAP"). The total purchase price was $1,835,000 (excluding expenses related to the acquisition) with $500,000 paid in cash from CTI's working capital at the closing and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's gross retained earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. However, if any annual 60% installment would be less than $400,000, that install-ment shall be equal to the lesser of $400,000 or 80% of USET's gross retained earned revenues. CTI has guaranteed the payment of these installments when due.

     After the purchase, USI owns 100% of all partnership interests in UAP and as a result, UAP will be dissolved. UAP's principal asset is its investment in 100% of the equity of USET Holding Co. ("Holding"). Holding's only asset is its investment in 100% of the equity of University Science, Engineering and Technology, Inc. ("USET"). In addition to cash of approximately $605,000 and computer equipment, USET's assets consist principally of licenses and patented technologies, the fair value of which will be amortized on a straight-line basis over their average estimated remaining lives (approximately 13 years). USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation using a 10% discount rate.

     USET provides technical evaluation, patent and market assessment, patent application and prosecution, licensing, license management and royalty distribution services under agreements with former university clients of CTI and other research institutions as more fully described in Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

     In August, 1995, CTI formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. In December, 1995 the Company purchased 2,000 additional shares for another $100,000 in cash. CTI-ILI's role has been expanded to include universities and other organizations which can be served from its Cleveland, Ohio base. CTI expects to provide CTI-ILI additional cash of approximately $250,000 to fund its first year of operations. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of operations since August 1, 1995, are included in the consolidated results of operations.

     The Company received $28,750 in August, 1995, from the exercise of a warrant granted in August, 1990, to purchase 5,000 shares of common stock at $5.75 per share. In the second fiscal quarter the Company received $267,501 from employees' exercising stock options.

     On December 31, 1995, CTI loaned $50,000 to Knowledge Solutions, Inc. ("KSI"), its 35.9% owned equity affiliate, pursuant to a secured convertible term promissory note bearing interest at the prime rate plus one per cent and payable on or before June 30, 1996. Under the terms of a related security agreement, KSI pledged all its software, furniture, fixtures and equipment as collateral for this loan. The outstanding principal balance of this note is convertible into shares of KSI's Class A common stock at $.80 per share either at CTI's option or automatically if KSI raises at least $50,000 of additional equity or grant funding before June 30, 1996. CTI's loan is subordinate to an otherwise identical $50,000 secured convertible loan from Safeguard Scientifics, Inc., the unaffiliated majority shareholder of KSI.

     The Company carries liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

     During fiscal 1996 there has been no change in the status of the litigation reported in Note 7 to the accompanying financial statements.

     At January 31, 1996, the Company had no outstanding commit-ments for capital expenditures other than the obligations incurred in connection with the purchase of UAP, Holding and USET.

     The Company continues to pursue additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to these operations.

     The Company does not believe that inflation had a significant impact on its operations during 1996 or 1995 or that it will have a significant impact on operations during the next twelve-month operating period.

     Vector Vision, Inc. ("VVI"), CTI's 51.5% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will proceed at a minimum level. The Company is not obligated to provide additional funding to VVI. VVI has tentatively been approved for a Small Business Innovation Research award which it expects to support its research in the second half of fiscal 1996.

     With more than $5,085,000 in cash, cash equivalents and short-term investments at January 31, 1996, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to five years for its current operating activi-ties as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related invest-ments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Six Months Ended January 31, 1996 vs.
Reclassified Six Months Ended January 31, 1995

     The results of operations for the six months ended January 31, 1995 presented in the accompanying condensed financial statements have been reclassified to present University Communications, Inc.'s ("UCI") results of operations as a discontinued operation. See
Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. In addition, operating expenses have been reclassified to conform with the presentation in the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. Through January 31, 1996, CTI accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income. The Company will consolidate UAP, Holding and USET's results of operations in the third and fourth quarters of fiscal 1996.

     Consolidated revenues for the six months ended January 31, 1996, were $151,980 (27%) higher than for the six months ended January 31, 1995. Retained royalties were $152,074 (45%) higher than in the first half of fiscal 1995 principally because of up-front license fees for a plasma display energy recovery technology and an increased minimum payment on a technology in development. For the second half of fiscal 1996, USET's retained royalties will be included in the Company's consolidated retained royalties.

     Revenues under service contracts were $209,265 in the first half of fiscal 1996, $52,793 (34%) higher than in the first half of fiscal 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $110,000 in contract revenues in the first half of fiscal 1996. However, revenues from other service contracts, some of which were nonrecurring, were lower than in the first half of fiscal 1995.

     Grant revenues in the first half of fiscal 1996 were the $7,784 remaining from the grant in support of VVI's development activities. Grant revenues in the first half of fiscal 1995 included approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTI-PA") grant and $25,000 from the grant to VVI. In consideration of their grant funding, CTI-PA and VVI are obligated to repay up to three times total grant funds received (see Notes 2 and 3 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995). VVI has tentatively been approved for a Small Business Innovation Research award which it expects to support its research in the second half of fiscal 1996.

     Costs of technology management services were $127,888 (43%) higher in the first half of fiscal 1996 than in the first half of fiscal 1995 as more fully discussed below.

     Costs related to retained royalties were $122,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associated with the USET portfolio and additional expenses related to intercorporate licensing services (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995). These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1996 as it expands its technology management services to corporations and universities and with the consolidation of USET's operations in the second half of fiscal 1996.

     Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) increased $59,000 compared with the first half of fiscal 1995. CTI's contract with the Department of the Air Force is responsible for an increase of approximately $110,000 which was partially offset by reductions in costs because certain service contracts in the fiscal 1995 half were nonrecurring. Costs related to grant revenues decreased in proportion to the reduction in grant revenues.

     Marketing, general and administration expenses were $191,950 (30%) higher in the six months ended January 31, 1996. This increase is directly related to additional personnel and related expenses focused on marketing and developing the Company's domestic and international intercorporate licensing operations and opportu-nities as well as higher shareholder relations and other operating expenses supporting the Company's ongoing operations. With the consolidation of USET's operations in the second half of fiscal 1996, the Company expects these expenses to increase. However, the Company continues to seek opportunities to minimize its general and administration expenses.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $167,858
(43%).

     Interest income increased $68,524 (180%) primarily due to higher average invested balances in fiscal 1996.

     In the six months ended January 31, 1996, net income related to equity method affiliates included USI's 20% equity in the net income of UAP ($24,000), CTI's equity in the net loss of KSI ($19,000) and CTI's equity in the net income of Equine Biodiag-nostics, Inc. ($37,000). At January 31, 1996, CTI owned 35.9% of the outstanding common stock of KSI, has loaned KSI $50,000 under a subordinated secured convertible note (see Note 5 to the accompanying financial statements), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. However, if the note is converted to equity and KSI continues to incur losses, CTI will record its equity in additional losses to the extent of its additional equity invest-ment. In the six months ended January 31, 1995, losses related to equity method affiliates included CTI's equity in the loss of KSI ($62,000) and USI's 20% equity in the net income of UAP ($24,000).

     Included in other income for the six months ended January 31, 1996 are a $31,000 gain realized by CTI on its sale of available-for-sale securities offset by legal expenses in connection with the litigation more fully described in Note 7 to the accompanying financial statements.

     Minority interest in the losses of subsidiaries in the six months ended January 31, 1995 of $9,900 was VVI's minority share-holders' interest in its losses. Unless VVI obtains additional external equity financing, no further losses may be charged to VVI's minority interest.

     The Company has net operating loss carryforwards for Federal income tax purposes. Provision was made in each period for estimated state income taxes.

     The Company's $108,903 income from operations of discontinued operation in the six months ended January 31, 1995 reflects CTI's equity in UCI's net results for that period.

     In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement on August 1, 1996. The Company has not yet determined which alternative accounting method it will adopt.

Results of Operations - Three Months Ended January 31, 1996 vs.
Reclassified Three Months Ended January 31, 1995

     Consolidated revenues for the quarter ended January 31, 1996, were $54,709 (16%) higher than for the quarter ended January 31, 1995. Retained royalties were $40,529 (16%) higher than in the second quarter of fiscal 1995 principally because of an increase in the minimum royalty on one technology. Revenues under service contracts were $99,270 in the second quarter of fiscal 1996, $25,711 (35%) higher than in the second quarter of fiscal 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $63,000 in contract revenues in the second quarter of fiscal 1996. However, revenues from other service contracts, some of which were nonrecurring, were lower than in the second quarter of fiscal 1995. There were no grant revenues in the second quarter of fiscal 1996. Grant revenues in the second quarter of fiscal 1995 were $12,000 from a grant to VVI.

     Costs of technology management services were $105,956 (73%) higher in the second quarter of fiscal 1996 than in the second quarter of fiscal 1995. Costs related to retained royalties were $90,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associat-ed with the USET portfolio and additional expenses related to domestic and international intercorporate licensing services.
Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) increased $27,000 (33%) compared with the second quarter of fiscal 1995. CTI's contract with the Department of the Air Force is responsible for an increase of $63,000 which was partially offset by reductions in costs because certain service contracts in the fiscal 1995 quarter were nonrecurring. Costs related to grant revenues decreased in proportion to the reduction in grant revenues.

     Marketing, general and administration expenses were $69,054 (19%) higher in the quarter ended January 31, 1996. This increase is directly related to additional personnel and related expenses focused on marketing and developing the Company's domestic and international intercorporate licensing operations and opportuni-ties. The Company expects these activities to increase revenues as it begins to penetrate this market sector.

     The net effect of the increases in operating revenues, costs and expenses was to increase the Company's operating loss by $120,301 (66%) compared to the same quarter last year.

     Interest income increased $32,212 (165%) primarily due to higher average invested balances in fiscal 1996.

     In the quarter ended January 31, 1996, net income related to equity method affiliates included USI's 20% equity in the net loss of UAP ($7,000) and CTI's equity in the net income of Equine Biodiagnostics, Inc. ($18,000). In the quarter ended January 31, 1995, losses related to equity method affiliates included CTI's equity in the loss of KSI ($39,000) and USI's 20% equity in the net income of UAP ($9,000).

     Other income in the second quarter of fiscal 1996 included the $30,000 gain realized on CTI's sale of available-for-sale securi-ties offset by legal expenses in connection with the litigation described in Note 7 to the accompanying financial statements.

     Minority interest in the losses of subsidiaries in the quarter ended January 31, 1995 of $2,900 was VVI's minority shareholders' interest in its losses.

     The Company's $49,764 income from operations of discontinued operation in the quarter ended January 31, 1995 reflects CTI's equity in UCI's net results for that quarter.

Results of Operations - Three Months Ended January 31, 1996 (Second Quarter) vs. Three Months Ended October 31, 1995 (First Quarter)

     Consolidated revenues for the quarter ended January 31, 1996 were $70,029 (22%) higher than for the quarter ended October 31, 1995. Historically, retained royalties in the second fiscal quarter are higher than in the first quarter because of licensees who report semiannually. Retained royalties were $88,538 (44%) higher than in the first quarter. Revenues under service contracts were $10,725 (10%) lower than in the first quarter. Revenues from CTI's contract with the Department of the Air Force were approxi-mately $17,000 higher but this was more than offset by lower contract revenues due to completion of nonrecurring contracts in the first quarter. Approximately 75% of that contract had been completed at January 31, 1996, and CTI expects it to be completed near the end of fiscal 1996, with the majority of the remaining revenue being earned in the third quarter. No grant revenues were earned in the second quarter.

     Costs of technology management services were $77,471 (45%) higher for the second quarter than for the first quarter. CTI's cost reimbursement contract with the Department of the Air Force accounted for $17,000 of this increase. Other cost increases were related to international and domestic intercorporate licensing activities as the Company continues to expand its operations in this sector.

     For the quarter ended January 31, 1996 the Company's market-ing, general and administration expenses were $40,715 (10%) higher than for the quarter ended October 31, 1995. This increase resulted from increased staffing and expenses focused on marketing and development of the Company's worldwide university and intercor-porate licensing opportunities.

     The net effect of these increases in revenues, costs and expenses was an increase of $48,157 (19%) in the Company's operating loss compared to the first quarter.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held December 15, 1995, the following directors were elected:

Name                          Votes For      Votes Withheld

Michael G. Bolton             5,322,105          8,658
Bruce E. Langton              5,269,505         61,258
H.S. Leahey                   5,321,705          9,058
Frank R. McPike, Jr.          5,322,355          8,408
George M. Stadler             5,322,455          8,308
Harry Van Benschoten          5,269,505         61,258

     In addition, no votes were withheld as to all nominees and there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

   10.1  Convertible Term Promissory Note of Knowledge
         Solutions, Inc. dated December 31, 1995 in
         the principal sum of $50,000 payable to the
         order of Competitive Technologies, Inc.            23-26

   10.2  Subordination Agreement between Competitive
         Technologies, Inc. and Safeguard
         Scientifics (Delaware), Inc. dated
         January 4, 1996.                                   27-28

   10.3  Security Agreement between Knowledge
         Solutions, Inc. and Competitive Techno-
         logies, Inc. effective December 31, 1995.          29-33

   11.1  Schedule of computation of earnings per share
         for the three and six months ended January 31,
         1996 and 1995.                                        34

   27.1  Financial Data Schedule (EDGAR only).


B) Reports on Form 8-K

   A report on Form 8-K dated January 31, 1996, was filed to report under Item 2 that UPAT Services, Inc. purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L.P. for a total of $1,835,000 payable $500,000 in cash and $1,335,000 in installments on each succeeding January 31.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 14, 1995          By:  Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer