Form 10-Q/A
period 1996-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1996-03-15
CIK 102198

10-Q/A January 1996

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

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the quarterly period ended January 31, 1996 on Form 10-Q as set forth in the pages attached hereto:

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


Date:    March 15, 1996            s/  Frank R. McPike, Jr.
                                  By:   Frank R. McPike, Jr.
                                        Vice President, Finance,
                                        Treasurer, Chief Financial
                                        Officer and Authorized Signer




SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 14, 1996             By:  s/ Frank R. McPike, Jr.
                                        Frank R. McPike, Jr.
                                        Vice President, Finance,
                                        Treasurer, Chief Financial
                                        Officer and Authorized Signer