Form 10-Q
period 1996-04-30
COMPETITIVE TECHNOLOGIES INC
filed 1996-06-13
CIK 102198

10-Q April 1996

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     April 30, 1996

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

Common Stock outstanding as of June 1, 1996   5,885,641 shares

Exhibit Index on sequentially numbered page 23 of 25.

            Page 1 of 25 sequentially numbered pages


         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX

PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       April 30, 1996 and July 31, 1995                       3

     Consolidated Statements of Operations for the
       three months ended April 30, 1996 and 1995             4

     Consolidated Statements of Operations
       for the nine months ended April 30, 1996
       and 1995                                               5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 1996                            6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 1996 and 1995            7-8

     Notes to Consolidated Financial Statements            9-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                       14-22


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                   23

Item 6.  Exhibits and Reports on Form 8-K                    23

Signatures                                                   24


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 1996 and July 31, 1995
                                (Unaudited)

                                               April 30,       July 31,
ASSETS                                            1996           1995

Current assets:
  Cash and cash equivalents                   $  1,221,100   $    336,098
  Short-term investments, at market              4,153,973      4,621,045
  Receivables, including $103,584 and $34,768
    receivable from related parties in
    April 1996 and July 1995, respectively         502,839        490,324
  Prepaid expenses and other current assets        130,059        128,429
    Total current assets                         6,007,971      5,575,896

Property and equipment, net                        145,368        133,833
Investments                                        284,839        489,786
Directors' escrow account                          325,000        325,000
Intangible assets acquired, principally
  licenses and patented technologies             1,864,373             --
Other assets                                       143,731        244,427

    TOTAL ASSETS                              $  8,771,282   $  6,768,942


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,988 and
    $4,219 payable to related parties in
    April 1996 and July 1995, respectively    $    170,361   $    126,606
  Accrued liabilities                            1,186,756        352,812
  Current portion of purchase obligation           578,629             --
    Total current liabilities                    1,935,746        479,418

Noncurrent portion of purchase obligation          595,109             --

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      59,106         58,353
  Capital in excess of par value                24,863,946     24,410,143
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                   26,599          8,764
  Accumulated deficit                          (18,595,186)   (18,073,698)

    Total shareholders' interest                 6,240,427      6,289,524

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,771,282   $  6,768,942

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 1996 and 1995
                                (Unaudited)
                                                  1996           1995
Revenues:
  Retained royalties                          $   495,358    $   132,473
  Revenues under service contracts
    and grants, including $38,728,
    and $43,808 from related parties in
    1996 and 1995, respectively                   235,485        362,908
                                                  730,843        495,381
Costs of technology management
  services, of which $2,837 was
  paid to related parties in 1995                 568,496       414,508

Marketing, general and administration
  expenses, of which $21,158 and $29,113
  were paid to related parties in 1996
  and 1995, respectively                          340,468        337,516
                                                  908,964        752,024
Operating loss                                   (178,121)      (256,643)

Interest income                                    53,535         52,386
Interest expense                                  (28,642)            --
Losses related to equity
  method affiliates                                (3,414)       (31,596)
Other expense, net                                (51,913)       (24,059)

Loss from continuing operations before
  income taxes and minority interest             (208,555)      (259,912)
Provision for income taxes                          7,500          6,064

Loss from continuing operations before
  minority interest                              (216,055)      (265,976)
Minority interest in losses of
  subsidiaries                                         --         13,212
Loss from continuing operations                  (216,055)      (252,764)
Loss from operations of discontinued
  operation                                            --         (9,435)
Net gain of disposal of
  discontinued operation                               --      2,534,505
Net income (loss)                             $  (216,055)     2,272,306

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations                       $     (0.04)   $     (0.04)
  Operations of discontinued operation                 --             --
  Net gain on disposal of discontinued
    operations                                         --           0.43
Net income (loss)                             $     (0.04)   $      0.39

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,882,638      5,829,176

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 1996 and 1995
                                (Unaudited)

                                                  1996           1995
Revenues:
  Retained royalties                          $   986,796    $   471,837
  Revenues under service contracts
    and grants, including $109,699,
    and $156,654 from related parties in
    1996 and 1995, respectively                   452,534        580,051
                                                1,439,330      1,051,888
Costs of technology management
  services, of which $3,068 and $4,146
  were paid to related parties in 1996
  and 1995, respectively                          994,085        712,209

Marketing, general and administration
  expenses, of which $68,071 and $81,057
  were paid to related parties in 1996
  and 1995, respectively                        1,178,745        983,843
                                                2,172,830      1,696,052
Operating loss                                   (733,500)      (644,164)

Interest income                                   160,112         90,439
Interest expense                                  (28,751)            --
Income (losses) related to equity
  method affiliates                                38,677        (69,434)
Gain on sale of investment in Plasmaco, Inc.       96,907             --
Other income (expense), net                       (32,433)       (39,269)

Loss from continuing operations before
  income taxes and minority interest             (498,988)      (662,428)
Provision for income taxes                         22,500         14,673

Loss from continuing operations before
  minority interest                              (521,488)      (677,101)
Minority interest in losses of
  subsidiaries                                         --         23,112
Loss from continuing operations                  (521,488)      (653,989)
Income from operations of
  discontinued operation                               --         99,468
Net gain on disposal of discontinued
  operations                                           --      2,534,505
Net income (loss)                             $  (521,488)   $ 1,979,984

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations                       $     (0.09)   $     (0.11)
  Operations of discontinued operation                 --           0.02
  Net gain on disposal of discontinued
    operations                                         --           0.43
Net income (loss)                             $     (0.09)   $      0.34

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,842,467      5,879,787

                          See accompanying notes


                     PART I.  FINANCIAL INFORMATION (Continued)

                        COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Changes in Shareholders' Interest
                           For the nine months ended April 30, 1996
                                           (Unaudited)



                                                                                                Net
                                                                                             unrealized
                                                                                               holding
                        Preferred Stock                                                     gains (losses)
                       Shares               Common Stock     Capital in                     on available-
                      issued and          Shares             excess of     Treasury Stock     for-sale    Accumulated
                      outstanding Amount  issued    Amount   par value   Shares held  Amount  securities   Deficit
Balance -
  July 31, 1995          2,427   $60,675  5,835,365 $58,353  $24,410,143  (25,000) $(174,713) $   8,764  $(18,073,698)
    Exercise of common
    stock warrants . .                        5,000      50       28,700
  Stock issued under
    Directors' Stock
    Participation
    Plan . . . . . . .                        4,776      48       39,952
  Exercise of common
    stock options. . .                       65,500     655      385,151
  Net change in
    unrealized holding
    gains on available-
    for-sale
    securities . . . .                                                                             17,835
  Net loss . . . . . .                                                                                        (521,488)

Balance -
  April 30, 1996         2,427   $60,675  5,910,641 $59,106  $24,863,946  (25,000) $(174,713) $   26,599 $(18,595,186)

                                 See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 1996 and 1995
                                (Unaudited)


                                                  1996           1995

Cash flow from operating activities:
  Loss from continuing operations             $  (521,488)   $  (653,989)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization               187,877        139,262
      (Income) losses related to equity
        method affiliates                         (38,677)        69,434
      Minority interest                                --        (23,112)
      Accrual for issuance of directors'
        stock                                      12,500         38,333
      Accrual for stock retirement plan            70,880         56,250
      Other noncash items                          12,614         10,305
    Other                                         (44,798)        (3,773)
    Net changes in various operating
      accounts (see schedule)                     107,653        431,029
Net cash flow from (used in) operating
  activities                                     (213,439)        63,739


Cash flow from investing activities:
  Purchases of property and equipment, net        (35,358)       (80,495)
  Proceeds from sales of short-term
    investments                                 1,887,989      1,125,835
  Purchases of short-term investments          (1,370,824)    (1,047,094)
  Investments in affiliates and
    subsidiaries                                   96,907        (10,800)
  Cash acquired in connection with investment
    in USET, net of $500,000 cash paid            105,171             --
  Proceeds from disposal of discontinued
    operations, net                                    --      3,011,559
Net cash flow from investing activities           683,885      2,999,005

Cash flow from financing activities:
  Proceeds from exercise of stock options         385,806             --
  Proceeds from exercise of warrants               28,750             --
Net cash flow from financing activities           414,556             --

Net increase in cash and cash
  equivalents                                     885,002      3,062,744
Cash and cash equivalents, beginning
  of period                                       336,098        877,010
Cash and cash equivalents, end of period      $ 1,221,100    $ 3,939,754

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 1996 and 1995
                                (Unaudited)

                                                    1996          1995

Schedule of net changes in various
  operating accounts:

  Receivables                                   $  (112,722)  $   209,788
  Prepaid expenses and other current assets         (56,340)      (10,103)
  Accounts payable                                   13,189       100,930
  Accrued liabilities                               247,471       118,753
  Deferred revenues                                  16,055        11,661
Net changes in various operating accounts       $   107,653   $   431,029


Supplemental cash flow information:

  Cash paid for income taxes                    $    68,767   $    13,099
  Cash paid for interest                                 --            --


Schedule of noncash investing activities:
  Investments in affiliates and subsidiaries    $(1,039,938)  $  (205,325)

  Stock held by affiliates considered
    treasury stock                              $        --   $    96,362

Schedule of noncash financing activities:

  Debt incurred for investment in subsidiary    $ 1,145,109            --
  Stock issued for investments in affiliates
    and subsidiaries                            $        --   $   205,325
      Stock held by affiliates considered
    treasury stock                              $        --   $   (96,362)

  Issuance of directors' stock                  $    40,000   $    50,000

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

     As more fully discussed in Note 2, UPAT Services, Inc. ("USI"), a wholly-owned subsidiary of Competitive Technologies, Inc. ("CTI"), purchased the partnership interests of the other limited partners in USET Acquisition Partners, L. P. ("UAP") on January 31, 1996 and thereby acquired 100% of USET Holding Co. ("Holding") and University Science, Engineering and Technology, Inc. ("USET"). Effective January 31, 1996, CTI began to account for UAP, Holding and USET as consolidated subsidiaries. Accordingly, their results of operations have been included in consolidated results of operations from January 31, 1996. Through January 31, 1996, CTI accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income.

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


                           For the six        For the year
                           months ended           ended
                         January 31, 1996     July 31, 1995

Total revenues               $1,130               $2,424
Operating loss                 (396)                (443)
Loss from continuing
  operations                   (200)                (621)

Per share loss from
  continuing
  operations                 $(0.03)              $(0.11)

3.  CTI - Intercorporate Licensing, Inc.

     In August, 1995, CTI formed a wholly-owned subsidiary, CTI-Intercorporate Licensing, Inc. ("CTI-ILI"). In August and December, 1995, and March, 1996, CTI purchased a total of 6,000 shares of CTI-ILI common stock for $300,000 in cash to provide licensing and technology management services to corporations. This role has been expanded to include universities and other organizations which can be served from its Cleveland, Ohio base. CTI expects to provide CTI-ILI additional cash of approximately $150,000 to fund its first year of operations. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of operations since August 1, 1995, are included in the consolidated results of operations.

4.   Short-term Investments

     As of April 30, 1996 the components of the Company's available-for-sale securities are as follows (in thousands):

                              Gross       Gross
                            Unrealized  Unrealized
                 Aggregate   Holding      Holding   Amortized   Maturity
Security Type    Fair Value   Gains       Losses    Cost Basis  Grouping
U.S. Treasury                                                   Within
  Bills          $ 1,397       $26           --      $ 1,371    1 year
Other U.S.
  government
  debt                                                          Within
  securities       2,749        --           --        2,749    1 year
Mortgaged backed                                                Present
  securities           8        --           --            8    through
                                                                2018
 Total           $ 4,154       $26           --      $ 4,128


    For the quarter ended April 30, 1996 proceeds from the sale of available-for-sale securities were $476,197 which resulted in gross realized gains of $1,163. For the nine months ended April 30, 1996 proceeds from the sale of available-for-sale securities were $1,887,989 which resulted in gross realized gains of $32,258. Cost is based on specific identification in computing realized gains.

5.   Receivables

     Receivables comprise:

                                    April 30,      July 31,
                                      1996           1995

Royalties                          $262,488       $275,690
Government contracts                 61,327        103,574
Note from affiliate (Knowledge
  Solutions, Inc.)                   50,000             --
Other                               129,024        111,060
                                   $502,839       $490,324


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

6.   Accrued Liabilities

          Accrued liabilities were:

                                    April 30,      July 31,
                                      1996           1995

Accrued compensation               $  167,323     $ 115,010
Royalties payable                     688,942            --
Liabilities accrued in connection
  with acquisition of USET             97,000            --
Other                                 233,491       237,802
                                   $1,186,756     $ 352,812

7.   Contingencies

     In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through April 30, 1996, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. No proceeds have been received since October, 1994. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. The defendants' motion for summary judgment was denied. In the third quarter of fiscal 1996 the attorney referee heard some testimony in this case. However, due to scheduling conflicts the trial was adjourned to a later unspecified date.

8.   Accounting for Stock-Based Compensation

     In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for fiscal years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement on August 1, 1996. The Company has not yet determined which alternative accounting method it will adopt.


            PART I.  FINANCIAL INFORMATION (Continued)

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $1,221,100 at April 30, 1996 are $885,002 higher than cash and cash equivalents of $336,098 at July 31, 1995. Operating activities used $213,439, investing activities provided $683,885 and financing activities provided $414,556.

     Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries' ("the Company") loss from continuing operations of $521,488 for the nine months ended April 30, 1996 included the following noncash items: depreciation and amortization of approximately $188,000, income related to equity method affiliates of approximately $39,000, and accrued expenses of approximately $128,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period.

     Proceeds from sales of short-term investments of approximately $1,888,000 are principally from the Company's sales of U.S.
government debt securities and principal redemptions by obligors of mortgage backed securities. The Company reinvested nearly
$1,371,000 in U.S. government debt securities.

     In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 gain was included in income for the quarter ended January 31, 1996.

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

     After the purchase, USI owns 100% of all partnership interests in UAP and as a result, UAP will be dissolved. UAP's principal asset is its investment in 100% of the equity of USET Holding Co. ("Holding"). Holding's only asset is its investment in 100% of the equity of University Science, Engineering and Technology, Inc. ("USET"). At January 31, 1996, in addition to cash of approximate-ly $605,000 and computer equipment, USET's assets consisted princi-pally of licenses and patented technologies, the fair value of which is being amortized on a straight-line basis over their average estimated remaining lives (approximately 13 years). USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation using a 10% discount rate.

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

     The significant effects on the Company's financial condition at April 30, 1996 as a result of consolidating USET include: increasing cash and royalties receivable for the gross amount of royalties received or receivable from licensees, recognizing the cost of intangible assets acquired (principally licenses and patented technologies) and recording the liability for the portion of royalties collected or collectible from licensees but due and payable to the university sources of those technologies.

     In August, 1995, CTI formed a wholly-owned subsidiary and purchased 2,000 shares of CTI-Intercorporate Licensing, Inc. ("CTI-ILI") common stock for $100,000 in cash to provide licensing and technology management services to corporations. In December, 1995 and March, 1996, the Company purchased 4,000 additional shares for a total of $200,000 in cash. CTI-ILI's role has been expanded to include universities and other organizations which can be served from its Cleveland, Ohio base. CTI expects to provide CTI-ILI additional cash of approximately $150,000 to fund its first year of operations. CTI accounts for CTI-ILI as a consolidated subsidiary and CTI-ILI's results of operations since August 1, 1995, are included in the consolidated results of operations.

     The Company received $28,750 in August, 1995, from the exercise of a warrant granted in August, 1990, to purchase 5,000 shares of common stock at $5.75 per share. In the second and third fiscal quarters the Company received $385,806 from employees' exercising stock options.

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

     In the third quarter of fiscal 1996 the attorney referee heard some testimony in the litigation reported in Note 7 to the accompanying financial statements. However, due to scheduling conflicts the trial was adjourned to a later unspecified date.

     At April 30, 1996, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of UAP, Holding and USET.

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

     Vector Vision, Inc. ("VVI"), CTI's 51.5% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will proceed at a minimum level. The Company is not obligated to provide additional funding to VVI. In April, 1996, VVI began working under a Small Business Innovation Research award totaling $99,000. This award is expected to support its research into the first quarter of fiscal 1997.

     With more than $5,375,000 in cash, cash equivalents and short-term investments at April 30, 1996, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to five years for its current operating activi-ties as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related invest-ments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.


Results of Operations - Nine Months Ended April 30, 1996 vs. Nine
Months Ended April 30, 1995

     The results of operations for the nine months ended April 30, 1995 presented in the accompanying condensed financial statements present University Communications, Inc.'s ("UCI") results of operations as a discontinued operation. See Note 16 to Consolidat-ed Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. Operating expenses have been reclassified to conform with the presentation in the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. Through January 31, 1996, CTI accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income. The Company has consolidated UAP, Holding and USET's results of operations in the third quarter of fiscal 1996.

     Consolidated revenues for the nine months ended April 30, 1996, were $387,442 (37%) higher than for the nine months ended April 30, 1995. Excluding USET's effect retained royalties were $195,345 (41%) higher than in the nine months of fiscal 1995 principally because of up-front license fees for a plasma display energy recovery technology and an increased minimum payment on a technology in development. The consolidation of USET's retained royalties in the third quarter of fiscal 1996 increased retained royalties by $319,614. Although more than half of these USET royalties in the third quarter of fiscal 1996 result from a nonrecurring timing effect, USET's royalties are expected to be approximately equal to CTI's in any given quarter. The Company awaits its first royalties from U.S. sales of two technologies recently approved by the U.S. Food and Drug Administration, Ethyol and Renova (Retin-A). (Ethyol is U.S. Bioscience, Inc.'s chemo-radiotherapy protective agent to protect patients against the harmful effect of X-radiation. Renova is Johnson & Johnson's prescription skin cream to reduce fine wrinkles, brown spots and surface roughness associated with chronic sun exposure and the natural aging process.) However, in both cases the Company's royalty interest is indirect through other licensors which may delay receipts of royalties for some months.

     Revenues under service contracts were $444,750 in the nine months of fiscal 1996, $74,630 (14%) lower than in the nine months of fiscal 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $179,000 in contract revenues in the nine months of fiscal 1996 compared with $291,000 in the comparable 1995 period. This $112,000 reduction reflects substantially lower activity as the Company approaches completion and delivery under the contract on or about July 31, 1996 subject to review and acceptance by the Air Force. This and other reductions for certain service contracts, some of which were nonrecurring, were partially offset by more than $110,000 of contract revenues for various intercorporate patent and licensing services in the third quarter of fiscal 1996.

     Grant revenues in the nine months of fiscal 1996 were the $7,784 remaining from the grant in support of VVI's development activities. Grant revenues in the nine months of fiscal 1995 included approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTI-PA") grant and $25,000 from the grant to VVI. In consideration of their grant funding, CTI-PA and VVI are obligated to repay from certain revenues up to three times total grant funds (see Notes 2 and 3 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31,
1995). In April 1996, VVI began working under a Small Business Innovation Research award totaling $99,000 which it expects to support its research into the first quarter of fiscal 1997.

     Costs of technology management services were $281,876 (40%) higher in the nine months of fiscal 1996 than in the nine months of fiscal 1995 as more fully discussed below.

     Costs related to retained royalties were $331,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associated with the USET portfolio and USET's operations and additional expenses related to intercorporate licensing services (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1995). These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1996 as it expands its technology management services to corporations and universities.

     Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) were nearly the same compared with the nine months of fiscal 1995. CTI's contract with the Department of the Air Force is responsible for a reduction of approximately $112,000 which was offset by increased costs for various intercorporate patent and licensing services in fiscal 1996. Costs related to grant revenues decreased in proportion to the reduction in grant revenues.

     Marketing, general and administration expenses were $194,902 (20%) higher in the nine months ended April 30, 1996. Although USET's operations added some general and administration expenses, most of this increase began in the first half of fiscal 1996 and is directly related to additional personnel and related expenses focused on marketing and developing the Company's domestic and international intercorporate licensing operations and opportunities as well as higher shareholder relations and other operating expenses supporting the Company's ongoing operations. As the Company continues to develop its domestic and international intercorporate licensing and contract services operations and opportunities, it expects that these expenses will continue to increase. In addition, with the approaching expiration of its corporate office lease during August 1996, the Company expects to incur relocation expenses in the first quarter of fiscal 1997 and higher office rental expenses beginning in the first quarter of fiscal 1997.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $89,336
(14%).

     Interest income increased $69,673 (77%) primarily due to higher average invested balances in fiscal 1996. Interest expense in fiscal 1996 relates to the debt incurred in connection with the acquisition of USET.

     In the nine months ended April 30, 1996, net income related to equity method affiliates included USI's 20% equity in the net income of UAP ($30,000), CTI's equity in the net loss of KSI ($44,000) and CTI's equity in the net income of Equine Biodiag-nostics, Inc. ($53,000). At April 30, 1996, CTI owned 35.9% of the outstanding common stock of KSI and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 5 to the accompany-ing financial statements), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In the nine months ended April 30, 1995, losses related to equity method affiliates included CTI's equity in the loss of KSI ($112,000) and USI's 20% equity in the net income of UAP ($43,000).

     Included in other income for the nine months ended April 30, 1996 are a $32,000 gain realized by CTI on its sale of available-for-sale securities offset by legal expenses of $65,000 in connection with the litigation more fully described in Note 7 to the accompanying financial statements.

     Minority interest in the losses of subsidiaries in the nine months ended April 30, 1995 of $23,112 was VVI's minority share-holders' interest in its losses. Unless VVI obtains additional external equity financing, no further losses may be charged to VVI's minority interest.

     The Company has net operating loss carryforwards for Federal income tax purposes. Provision was made in each period for estimated state income taxes.

     The Company's $99,468 income from operations of discontinued operation in the nine months ended April 30, 1995 reflects CTI's equity in UCI's net results for that period.

     In fiscal 1995, the net gain on disposal of discontinued operations of $2,534,505 is from CTI's sale of shares of UCI common stock in the third quarter.

     In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for fiscal years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement on August 1, 1996. The Company has not yet determined which alternative accounting method it will adopt.


Results of Operations - Three Months Ended April 30, 1996 vs. Three Months Ended April 30, 1995

     Consolidated revenues for the quarter ended April 30, 1996, were $235,462 (48%) higher than for the quarter ended April 30, 1995. Retained royalties were $362,885 (274%) higher than in the third quarter of fiscal 1995 principally because of USET's $319,614 of royalties, more than half of which result from a nonrecurring timing effect. Excluding the effect of USET's royalties, retained royalties were $43,271 higher in the third
quarter of fiscal 1996.   Although the fiscal 1995 quarter included
the effect of a settlement of prior infringement, increases in royalties earned on certain more recently licensed technologies more than offset that effect. Revenues under service contracts were $235,485 in the third quarter of fiscal 1996, $127,423 (35%) lower than in the third quarter of fiscal 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $68,800 in contract revenues in the third quarter of fiscal 1996 compared with $291,051 in the third quarter of fiscal 1995.

     Costs of technology management services were $153,988 (37%) higher in the third quarter of fiscal 1996 than in the third quarter of fiscal 1995. Costs related to retained royalties were $209,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associat-ed with the USET portfolio and USET's operations and additional expenses related to domestic and international intercorporate licensing services. Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connec-tion with the related contracts) decreased $103,000 compared with the third quarter of fiscal 1995. CTI's contract with the Department of the Air Force is responsible for a decrease of $222,000 which was partially offset by increased costs for various intercorporate patent and licensing services in the third quarter of fiscal 1996.

     Marketing, general and administration expenses were approxi-mately the same as in the quarter ended April 30, 1995. This reflects the fact that personnel devoted substantial efforts to technology management services, both royalty bearing and under service contracts, during the fiscal 1996 quarter. As the Company continues to develop its domestic and international intercorporate licensing and contract services operations and opportunities, it expects that marketing, general and administration expenses will continue to increase. In addition, with the approaching expiration of its corporate office lease, the Company expects to incur relocation expenses in the first quarter of fiscal 1997 and higher office rental expenses beginning in the first quarter of fiscal 1997.

     The net effect of the increases in operating revenues, costs and expenses was to reduce the Company's operating loss by $78,522 (31%) compared to the same quarter last year.

     Interest income was relatively unchanged from the third quarter of fiscal 1995. Average invested balances in the two quarters were approximately equal. Interest expense in the third quarter of fiscal 1996 is imputed on the debt incurred in connec-tion with the acquisition of USET, UAP and Holding effective January 31, 1996.

     In the quarter ended April 30, 1996, net income related to equity method affiliates included CTI's equity in the net income of Equine Biodiagnostics, Inc. ($18,000) and in the net loss of KSI. At April 30, 1996, CTI owned 35.9% of the outstanding common stock of KSI and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 5 to the accompanying financial statements), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In the quarter ended April 30, 1995, losses related to equity method affiliates included CTI's equity in the loss of KSI ($50,000) and USI's 20% equity in the net income of UAP ($19,000).

     Other expense in the third quarter of fiscal 1996 comprises legal expenses in connection with the litigation described in Note 7 to the accompanying financial statements.

     Minority interest in the losses of subsidiaries in the quarter ended April 30, 1995 of $13,212 was VVI's minority shareholders' interest in its losses.

     The Company's $9,435 loss from operations of discontinued operation in the quarter ended April 30, 1995 reflects CTI's equity in UCI's net results for that quarter. In fiscal 1995, the net gain on disposal of discontinued operations of $2,534,505 is from CTI's sale of shares of UCI common stock in the third quarter.


Results of Operations - Three Months Ended April 30, 1996 (Third
Quarter) vs. Three Months Ended January 31, 1996 (Second Quarter)

     Consolidated revenues for the quarter ended April 30, 1996 were $341,585 (88%) higher than for the quarter ended January 31, 1996. Historically, retained royalties in the third fiscal quarter are lower than in the second quarter because of licensees who report semiannually. However, this usual relationship was offset by the $319,614 of USET royalties included in the third quarter. Retained royalties were $205,370 (71%) higher than in the second quarter. Revenues under service contracts were $136,215 (137%) higher than in the second quarter. More than $110,000 of this increase was from contracts for various intercorporate patent and licensing services in the third fiscal quarter.

     Costs of technology management services were $316,966 (126%) higher for the third quarter than for the second quarter. This increase was approximately evenly divided between costs related to retained royalties and costs associated with service contracts. In addition to the effect of consolidating USET's operations, these increases were related to international and domestic intercorporate licensing and related activities and services as the Company continues to expand its operations in this sector.

     Marketing, general and administration expenses for the quarter ended April 30, 1996 were $340,468, approximately $99,000 lower than for the quarter ended January 31, 1996. This reflects the fact that personnel devoted substantial efforts to technology management services, both royalty bearing and under service contracts, during the third quarter.

     The net effect of these increases in revenues, costs and expenses was a reduction of $123,647 (41%) in the Company's operating loss compared to the second quarter.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the third quarter of fiscal 1996 the attorney referee heard some testimony in the litigation reported in Note 7 to the accompanying financial statements. However, due to scheduling conflicts the trial was adjourned to a later unspecified date.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

   11.1  Schedule of computation of earnings per share
         for the three and nine months ended April 30,
         1996 and 1995.                                        25

   27.1  Financial Data Schedule (EDGAR only).


B) Reports on Form 8-K

   A report on Form 8-K/A dated January 31, 1996, was filed to report under Item 7 the financial statements and pro forma financial information in connection with UPAT Services, Inc.'s purchase of the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L.P. for a total of $1,835,000 payable $500,000 in cash and $1,335,000 in installments on each succeeding January 31.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 1996           By:   s/  Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer