Form 10-K405
period 1996-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1996-10-28
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the fiscal year ended July 31, 1996.

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  Commission file number 1-8696

                 COMPETITIVE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

    Delaware                                36-2664428
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

    1465 Post Road East,
    P.O. Box 901
    Westport, Connecticut                       06881
(Address of principal executive     (Zip Code until November 7, 1996)
offices until November 7, 1996)

   1960 Bronson Road
   P.O. Box 340
   Fairfield Connecticut                        06430
(Address of principal executive    (Zip Code effective November 8, 1996)
offices effective November 8, 1996)

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

Exhibit Index on sequentially numbered page 52.

           Page 1 of 111 sequentially numbered pages.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 21, 1996, 5,800,086 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $65,976,000.


                DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated Document              Location in Form 10-K

     Registrant's definitive proxy           Part III
     statement for its 1996 annual
     meeting of stockholders


                              PART I

Item 1.  Business
                           Introduction

     Competitive Technologies, Inc. ("the registrant" or "CTI"), a Delaware Corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968, is engaged primarily in providing technology management services to corporations, to federal agencies and laboratories, and to universities with the goal of maximizing returns on clients' investments in technology. In December, 1994, the registrant changed its corporate name from University Patents, Inc. to Competitive Technologies, Inc.

     On January 31, 1996, UPAT Services, Inc. ("USI"), a wholly-owned subsidiary of CTI, purchased the partnership interests of the other limited partners in USET Acquisition Partners, L. P. ("UAP") and thereby acquired 100% of USET Holding Co. ("Holding") and University Science, Engineering and Technology, Inc. ("USET"). The total purchase price was $1,835,000 with $500,000 paid in cash at the closing and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. This transaction is more fully described in Note 2 to Consolidated Financial Statements. Effective January 31, 1996, CTI began to account for UAP, Holding and USET as consolidated subsidiaries. Accordingly, their results of operations have been included in consolidated results of operations from January 31, 1996. Through January 31, 1996, CTI accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income.

     In February, 1995, the registrant sold a significant portion of its investment in University Communications, Inc. ("UCI") to Barden Companies, Inc. As a result of this and related transactions, as more fully described in Note 16 to Consolidated Financial Statements, the registrant received approximately $3 million in cash and reduced its ownership in UCI from 55.1% to 14.5%. The registrant carries its remaining investment in UCI on the cost method. Accordingly, CTI's investment in UCI prior to February, 1995 is presented in the registrant's financial statements as a discontinued operation.

     The aggregate number of persons employed full-time by the registrant and its subsidiaries on October 1, 1996 was approximately
24. Substantially all employees are salaried and none is represented by a labor union. Certain of these employees also perform services for Knowledge Solutions, Inc.

                  Technology Management Services

Technology Transfer Services

To Universities

     The registrant and its subsidiaries, Competitive Technologies of PA, Inc. ("CTI-PA"), USET and Competitive Technologies of Ohio, Inc. (formerly CTI-Intercorporate Licensing, Inc.) ("CTI-OH"), provide technical evaluation, patent and market assessment, patent application and prosecution, patent enforcement, licensing, license management and royalty distribution services under agreements with Lehigh University, former university clients of the registrant and other research institutions. In negotiating new agreements with research institu-tions, the registrant seeks a collaborative relationship with the research institution in which both parties share the expenses of the technology transfer process on an agreed basis. Central to this approach to maximizing return on investments in technology is assessing the invention's patentability and marketability as early in the process as possible to focus investments on inventions with higher potential for success in the marketplace.

     Retained royalty revenues for the registrant and its subsidiaries in the last five years were derived from the following portfolios (in thousands):

                     1996      1995      1994      1993      1992

The USET portfolio:
  Registrant's
  share             $  972    $  752    $  671    $  618    $  504
  USET's share         611        --        --        --        --
The CTI-PA
  portfolio         $   37        44        47        33        --
                    $1,620    $  796    $  718    $  651    $  504

     In addition to retained royalties earned from services to university clients, CTI-PA earned approximately $59,000, $44,000, $39,000 and $25,000 under service contracts to provide technology management and related services to Lehigh University for the years ended July 31, 1996, 1995, 1994 and 1993, respectively. (References herein to years are to fiscal years ended July 31, unless the context otherwise requires.)

     Effective January 31, 1996, in a transaction more fully detailed in Note 2 to Consolidated Financial Statements, a wholly-owned subsidiary of the registrant became the sole owner of USET, Inc.
Since February 1, 1996, the registrant has managed USET as a wholly-owned subsidiary.

     Between 1991 and effective until January 31, 1996, as a result of various agreements made by the registrant and USI, the registrant managed the operations of USET and its portfolio of technologies, patents and licenses. USET licenses the technologies, collects royalties from licensees and distributes those royalties according to the terms of various related agreements. In certain instances the registrant or USET has initiated litigation to enforce its right to royalties. Generally the registrant and USET each retains 20% of royalties received from licensees although individual amounts range from 4% to 28%. In addition, the registrant and USET each share the same proportion of patent prosecution and litigation expenses incurred to maintain this portfolio. The registrant and USET are entitled to recover certain of their patenting costs from royalties received on the related technologies before distributing them to the respective university.

     USET was obligated to pay Macmillan, Inc. 90% of its royalties earned in excess of $400,000 per year through August 31, 1995, up to an aggregate maximum of $3,750,000 (as specifically set forth in the purchase agreement with Macmillan, Inc. dated August 20, 1990). Through July 31, 1996, USET had made contingent payments due which totaled $982,000. Contingent purchase price payments may be required during 1997 because USET has not yet received all royalties earned through August 31, 1995 as defined in the purchase agreement. Such expected payments during 1997 were accrued at January 31, 1996.

     Prior to February 1, 1996, USI was the general partner and owned 20% of UAP. UAP owned 100% of the outstanding shares of USET Holding Co. which owned 100% of the outstanding shares of USET, its only asset. USET is the operating company whose activities are described above. The contingent purchase price payments noted above were agreed in August, 1990 when USET Holding Co. purchased USET from Macmillan, Inc., successor to the interest Maxwell Communication Corporation ("Maxwell") acquired from the registrant on June 28, 1988.

     The sharing between the registrant and USET of royalties remaining after distribution of the university's share was agreed on June 28, 1988 when the registrant sold its technology management operations to Maxwell while retaining a 70%, 50% or 10% interest in the revenues and certain patent expenses related to the portfolio of technologies. The 70% technologies were seven specifically identified inventions, including gallium arsenide semiconductors. The 50% technologies were those which were or had been licensed or optioned prior to June 28, 1988. The 10% technologies were those which had never been licensed or optioned on or before June 28, 1988. The portfolio of technologies managed by USET excludes Retin-A in which Macmillan, Inc. and the registrant each retains a 50% interest.

     On February 12, 1993, the registrant acquired 80% of the stock of CTI-PA, previously a wholly-owned subsidiary of Lehigh University ("Lehigh"), in exchange for $750,000 payable in 74,302 unregistered shares of the registrant's common stock (see Note 3 to Consolidated Financial Statements). CTI-PA has a contract to manage Lehigh's technology portfolio through September 30, 1997, subject to certain conditions. In addition to paying an annual fee for these services, Lehigh provides CTI-PA office space and the services of five MBA students. In each year of the contract, CTI-PA retains the first $100,000 of royalties received under licenses of Lehigh technologies and 75% of royalties received in excess of $100,000, if any.

     The only two technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for the registrant and its subsidiaries during 1996, 1995 and 1994 were gallium arsenide semiconductors and Vitamin B12 assay.

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March, 1983 to May, 1989 and expire from May, 2001 to September, 2006. These inventions are licensed to Mitsubishi Electric Corporation, NEC Corporation, Phoenix Photonix, Inc., Polaroid Corporation, Spectra Diode Laboratories, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Retained royalties received from the gallium arsenide semiconductor inventions were approximately $289,000 (18%), $159,000 (20%) and $150,000 (21%) of total retained royalties in 1996, 1995 and 1994, respectively.

     The improved assay procedure for diagnosing Vitamin B12 deficiencies was developed at the University of Colorado. U.S. patents have issued from February, 1980 to May, 1984 and expire from February, 1997 to May, 2001. The registrant does not expect the impact on fiscal 1997 to be material since license agreements provide for royalties to be paid on their respective product sales until the last licensed patents expire. These assay procedures are licensed to Abbott Laboratories, Bayer Corporation, Bio-Rad Laboratories, Inc., Ciba-Corning Diagnostics Corporation, Dade International, Inc., Diagnostic Products Corporation, ICN Biomedicals, ICN Pharmaceuticals, Inc. and Sanofi Diagnostics Pasteur, Inc. On the basis of information received from licensees and other sources, these assay procedures are in current use. Retained royalties received from the Vitamin B12 assay were approximately $562,000 (35%), $288,000 (36%) and $260,000
(36%) of total retained royalties in 1996, 1995 and 1994, respective-ly.

     The registrant's foreign operations are limited to royalties received from foreign sources (see Note 6 to Consolidated Financial Statements).

     The registrant is actively pursuing additional university technology transfer relationships throughout the world. During 1996 and 1995 the registrant made agreements with five and two additional universities, respectively, to provide technology management services to them.

To Federal Agencies and Laboratories

     The registrant and its subsidiaries provide technology transfer and other research services directly or indirectly to Federal agencies and laboratories. These contracts accounted for approximately $351,000 (53%), $634,000 (70%) and $121,000 (49%) of revenues earned under service contracts and grants in 1996, 1995 and 1994, respective-ly.

     On January 24, 1995, the registrant was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. Work on the contract began in February, 1995, and is expected to continue through November, 1996. Through July 31, 1996, the registrant had earned and recognized approximately $754,000 of revenue on this contract of which approximately $435,000 was paid or payable to subcontractors. The remaining approximately $46,000 of revenue under this contract is expected to be earned in the first four months of fiscal 1997. Revenues retained by the registrant under this contract contribute to recovery of some of its personnel and overhead costs.

     In addition to the Air Force contract, the registrant and its subsidiaries provided services indirectly to Federal agencies under subcontracts to Lehigh University. CTI-PA earned approximately $96,000, $106,000 and $114,000 under one of these subcontracts in 1996, 1995 and 1994, respectively. This subcontract runs through April 30, 1997. Since the Federal agency will not be funding the Lehigh University contract, Lehigh University is seeking other funding for its project. CTI-PA's potential subcontract after April 30, 1997 depends upon whether other funding can be obtained in amounts sufficient for Lehigh University to renew CTI-PA's subcontract.

     In March, 1996, Vector Vision, Inc. ("VVI"), the registrant's 51.5% owned subsidiary, was awarded a Small Business Innovation Research ("SBIR") fixed price contract totaling $99,000 for six months of research on robust video coding techniques for wireless video communications. Approximately $63,000 of this contract was earned and recorded during 1996; the remainder is expected to be completed in the first quarter of 1997.

     The registrant and its subsidiaries continue to submit proposals for technology transfer and other research services to Federal agencies and laboratories. However, success in winning such contracts will depend upon many factors outside its control including continued Federal government funding for such research, the relative strength of the registrant's proposals compared with competing proposals, and competing demands for the time and resources of the registrant and its employees.

To Corporations

     The registrant also provides various technical, patent and market assessment and licensing services to corporations under contracts for specific projects. These projects have included evaluation of technologies for patentability, economic and technical feasibility and commercial potential. Revenues under these contracts were approxi-mately $155,000 $29,000 and $18,000 in 1996, 1995 and 1994, respec-
tively. The registrant and its subsidiaries have served several corporate clients during 1996 and have agreements to provide technology management services in 1997.

Investments in Development-Stage Companies

     The registrant generally does not finance research and develop-ment of technologies. However, in certain instances, the registrant has been involved in forming companies to exploit specific technolo-gies it believed were beyond the pure research and development stage.

     In 1994 the registrant formed Knowledge Solutions, Inc. ("KSI") to develop products using a multimedia training process model from Lehigh University. The registrant participated in four rounds of financing (see Note 4 to Consolidated Financial Statements) which generated $465,000 in equity and $100,000 in debt funding for KSI.
In addition, KSI received a $75,000 grant to support its development activities. At July 31, 1996, the registrant owned 33.7% of KSI's outstanding common stock. Through July 31, 1996, the registrant had recorded a total of $241,000 as its equity in the losses of KSI during the development of KSI's first products. Both the registrant and KSI's other major shareholder expect KSI to support its continuing operation either from sales of its products or from contracts to develop other multimedia training products, but there can be no assurance that these expectations will be realized.

     In 1994 the registrant established a majority-owned subsidiary, VVI, to develop and exploit a video compression technology developed at Lehigh University. Research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $64,000, $86,000 and $36,000 were incurred by VVI in 1996, 1995 and 1994, respectively. Since its inception VVI has obtained $72,000 in equity funding, $49,000 in grant funding and $63,000 in a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see Note 14 to Consolidated Financial Statements). At July 31, 1996, the registrant owned 51.5% of VVI's outstanding common stock. VVI's minority shareholders are or were employees of VVI or CTI-PA. Unless VVI obtains additional financing, it will not be able to continue development of its video compression technology. VVI continues its quest to become the video compression standard for telecommunications. CTI-PA continues to seek alternate possibilities for commercialization of this technology.

     In 1995 the registrant invested in Equine Biodiagnostics, Inc. ("EBI"), a company organized to provide diagnostic laboratory services for the equine industry. EBI's initial product had already been tested and was marketed in EBI's first month of operations. The registrant had recorded equity in EBI's net income of $82,000 from inception through July 31, 1996. At July 31, 1996, the registrant owned 37.5% of EBI's outstanding stock.

     In June, 1986, the registrant was instrumental in forming University Communications, Inc. ("UCI") to commercialize NovaNET, an interactive education and communication network developed at the University of Illinois. UCI's revenues have grown to $6,942,000 for the fiscal year ended July 31, 1996. In February, 1995, the registrant sold the majority of its shares of UCI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the sale. After the sale the registrant continued to own 14.5% of UCI's outstanding common stock. See Note 16 to Consolidated Financial Statements.

     To a lesser extent the registrant was involved in forming and financing Plasmaco, Inc. ("Plasmaco") in 1987 to develop and manufacture high resolution, high information content AC plasma display products. Since its inception, Plasmaco raised a total of approximately $29 million in debt and equity. The registrant invested a total of $3,262,000 in Plasmaco equity, of which approximately $803,000 was paid in cash and the balance in the registrant's common stock. The registrant recorded its equity in Plasmaco's losses until the full amount had been written off by July 31, 1993. After a restructuring of Plasmaco's equity in September, 1994, the registrant sold part of its investment in Plasmaco in 1995 and the remainder in 1996 and recorded gains totaling $105,000 on these sales.

Special Factors

     Losses During Past Fiscal Years. On a consolidated basis the registrant incurred net losses from continuing operations of $588,000, $641,000 and $829,000 in 1996, 1995 and 1994, respectively. The registrant's share of net income from UCI's discontinued operations was $99,000 in 1995 and its share of net losses from UCI's discontin-ued operations was $11,000 in 1994. The registrant reported a net gain on disposal of discontinued operations of $2,534,505 on its sale of UCI shares to Barden Companies, Inc. in 1995 and a net gain of $222,000 on its sale of the assets of its optical products segment to Unilens in 1994. The registrant's operating activities used $1,228,000, $40,000 and $475,000 in 1996, 1995 and 1994, respectively.
The registrant's investing and financing activities provided $1,452,000 in 1996 and used $501,000 and $148,000 in 1995 and 1994, respectively.

     Reliance on and Lack of Control of Licensees. To the extent that the registrant and its subsidiaries share in royalties received from licensees, the revenues from such licensees are dependent upon the efforts and expenditures of such licensees. Retained royalties were 71%, 47% and 75% of the registrant's consolidated total revenues in 1996, 1995 and 1994, respectively. The registrant has no control over the efforts and expenditures of such licensees. In addition, development of new products by licensees involves high risk since many new technologies do not become commercially profitable products despite the application of extensive development efforts by such licensees. Licensees are not required to advise the registrant of problems which may be encountered in the attempt to develop commercial products and such information is usually treated as confidential by such licensees. It may be assumed that problems will be encountered frequently by licensees and only if such licensees succeed in resolving those problems will the licenses generate royalty income in which the registrant can share.

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

     Dependence on Patents. Revenues from patent licensees are subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that new or alternative technologies may render licensed patents uncommercial.
In addition, upon expiration of all patents underlying a patent license, royalties to the registrant from such license will cease, and there can be no assurance that the registrant will be able to replace such royalties with royalty revenues from other licenses.

     Risks Pertaining to Contracts with Federal Agencies and Laboratories. To the extent that the registrant and its subsidiaries earn revenues under contracts and subcontracts from agencies or laboratories of the Federal government, their revenues under such service contracts are dependent upon continued funding of the related activities by the Federal government. Revenues under service contracts or subcontracts from agencies or laboratories of the Federal government were 15%, 37% and 13% of the registrant's consolidated total revenues in 1996, 1995 and 1994, respectively. The registrant has no control over funding decisions of the Federal government, contract decisions of the Federal agencies and laboratories or subcontract decisions of other government contractors. To the extent that government service contracts must be renewed, there can be no assurance that they will be renewed. Although the registrant and its subsidiaries continue to propose on such contracts as they deem appropriate to their expertise and experience, there can be no assurance that they will be successful in obtaining such contracts.

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

     Dependence on Key Personnel. The registrant believes that the growth of its business is dependent upon the knowledge and abilities of a small number of employees and that the loss of such persons could have an adverse effect on future activities of the registrant. The principal key employees are Messrs. George M. Stadler and Frank R. McPike, Jr. Mr. Stadler, the registrant's president and chief executive officer, has 22 years of experience in technology management and commercialization and has been its president since September, 1992. Mr. McPike has been with the registrant for 13 years as chief financial officer and is responsible for the registrant's financial and administrative operations.

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

     Effective February 15, 1995, the registrant began to account for its investment in UCI of $159,375 on the cost method. Consolidated financial statements for the registrant and its subsidiaries for all prior periods, which previously included UCI as a consolidated subsidiary, were reclassified to present UCI's net assets and the registrant's equity in UCI's net results of operations as a discontin-ued operation.

     UCI previously comprised the computer-based education services segment in the registrant's consolidated financial statements but is now presented as a discontinued operation. The registrant's equity in UCI's net income from operations for the six and one-half months to February 15, 1995 was $99,000; its equity in UCI's net loss from operations was $11,000 in 1994. At various times since UCI's initial funding in June, 1986, the registrant had invested an aggregate of $1,997,000 in UCI equity.

     UCI's revenues were $2,764,000, for the six and one-half months ended February 15, 1995 (date of sale) and $3,753,000 in 1994. UCI markets its interactive courseware throughout the United States principally to schools and colleges, drop-out prevention programs, correctional and other institutions aimed at improving teenage and adult literacy.

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


Item 2. Properties

     From August, 1996, through October, 1996, the registrant's principal executive offices occupy approximately 1,900 square feet in Westport, Connecticut under a temporary extension with its former lessor.

     Beginning in November, 1996, the registrant and USET expect to occupy approximately 7,800 square feet in an office building in Fairfield, Connecticut under a lease which expires December 31, 2001. The registrant has an option to renew the lease through December 31, 2006.

     Subsidiaries of the registrant have offices in Bethlehem, Pennsylvania and Cleveland, Ohio under operating leases.

     The registrant believes that these facilities are adequate for its current and near-term operations.


Item 3. Legal Proceedings

     On November 4, 1991 a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates Limited Partnership ("OALP") and Optical Associates Management Corp. ("OAMC") purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. ("GTM"), University Optical Products Co. ("UOP"), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA ("Unilens") and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obliga-tions; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. The management of the registrant believes, based upon all of the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned to a later unspecified date.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 4A.  Executive Officers of the Registrant

                              Principal Occupation and Position
Name                     Age  and Office with Registrant

George M. Stadler        49   President and Chief Executive Officer
                              and director since December 1993.
                              Prior thereto President and Chief
                              Operating Officer since September
                              1992; President,  Competitive Technol-
                              ogies of PA, Inc. since April 1991;
                              Managing Partner of VenTex, a joint
                              venture involving Texas Research and
                              Technology Foundation and the regis-
                              trant from November 1989 to April
                              1991; Chief Venture Officer, Texas Re-
                              search and Technology Foundation from
                              January 1989 to April 1991.

Frank R. McPike, Jr.     47   Secretary since August 1989; Treasurer
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


     Fiscal Year Ended July 31, 1996         High      Low

          First Quarter....................  8 7/8     5 3/8
          Second Quarter...................  13 3/4    7 1/2
          Third Quarter....................  12 5/8    9 3/4
          Fourth Quarter...................  12 7/8    9

     Fiscal Year Ended July 31, 1995         High      Low

          First Quarter....................  8 3/4     6
          Second Quarter...................  7 1/8     5 3/4
          Third Quarter....................  6 7/8     4 1/2
          Fourth Quarter...................  7         5 3/8

     No cash dividends were declared on the registrant's common stock during the last two fiscal years.

     At October 21, 1996 there were approximately 1,045 holders of record of the registrant's common stock.


                                   COMPETITIVE TECHNOLOGIES, INC.
                                     Selected Financial Data (1)
                                         Years ended July 31

Item 6.  Selected Financial Data

                                      1996 (3)      1995          1994           1993          1992
Retained royalties                $ 1,619,909   $   796,243   $   717,514    $   650,651   $   504,143
Revenues under service
  contracts and grants                660,287       906,952       245,264         84,470            --
       Total revenues             $ 2,280,196   $ 1,703,195   $   962,778    $   735,121   $   504,143

Loss from continuing
  operations (2)                  $  (588,101)  $  (641,249)  $  (828,996)   $(1,446,811)  $  (690,697)
Income (loss) from operations
  of discontinued operation                --        99,468       (10,786)      (449,724)     (476,318)
Net gain (loss) on disposal
  of discontinued operations               --     2,534,505       221,852         (9,314)      180,504
Net income (loss)                 $  (588,101)  $ 1,992,724   $  (617,930)   $(1,905,849)  $  (986,511)

Net (loss) income per share
  of common stock:
  Continuing operations           $     (0.10)  $     (0.11)  $     (0.15)   $     (0.27)  $     (0.13)
  Operations of discontinued
    operation                              --          0.02            --          (0.08)        (0.09)
  Net gain (loss) on disposal of
    discontinued operations                --          0.43          0.04             --          0.03
  Net income (loss)               $     (0.10)  $      0.34   $     (0.11)   $     (0.35)  $     (0.19)

Weighted average number of
  common and common equivalent
  shares outstanding                5,853,814     5,814,826     5,761,610      5,478,082     5,170,041

At year end:
Cash, cash equivalents
  and short-term investments      $ 4,381,630   $ 4,957,143   $ 1,939,525    $   873,508   $   922,034
Total assets                      $ 8,368,140   $ 6,768,942   $ 4,766,745    $ 4,454,778   $ 2,914,518
Long-term obligations             $   652,367   $        --   $        --    $        --            --
Shareholders' interest            $ 6,287,952   $ 6,289,524   $ 4,149,775    $ 4,133,093   $ 2,486,255


(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes net income (losses) related to equity method affiliates of approximately $34,000, ($104,000), $20,000, ($1,013,000) and ($286,000)
    in 1996, 1995, 1994, 1993 and 1992, respectively, and gain on issuance of shares by subsidiary of $233,000 and $44,000 in 1993 and 1992, respectively.

(3) Includes results of USET's operations on a consolidated basis for the six months from January 1, 1996 through July 31, 1996 (see Note 2 to Consolidated Financial Statements).

(4) No cash dividends were declared or paid in any year presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

    Cash and cash equivalents of $560,640 at July 31, 1996 are $224,542 higher than cash and cash equivalents of $336,098 at July 31, 1995. Operating activities used $1,227,743, investing activities provided $996,649 and financing activities provided $455,636 in the year ended July 31, 1996.

    Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries' ("the Company") loss from continuing operations of $588,101 for the year ended July 31, 1996 included the following noncash items: depreciation and amortization of approximately $273,000, income related to equity method affiliates of approximately $34,000, amortization of discount on purchase obligation of approxi-mately $57,000 and accrued expenses of approximately $145,000.

    In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial change in operating accounts was the $724,088 increase in receivables of which $767,319 was the increase in royalties receivable resulting from consolidating University Science, Engineering and Technology, Inc. ("USET") at July 31, 1996.

    Proceeds from sales of short-term investments of approximately $3,695,000 are principally from the Company's sales of U.S. government debt securities and principal redemptions by obligors of mortgage backed securities. The Company reinvested $2,831,000 in U.S.
government debt securities.

    In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 gain was included in other income.

    On January 31, 1996, the Company purchased the remaining interests in USET. The total purchase price was $1,835,000 (excluding expenses related to the acquisition) with $500,000 paid in cash at the closing and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's gross retained earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. However, if any annual 60% installment would be less than $400,000, that installment shall be equal to the lesser of $400,000 or 80% of USET's gross retained earned revenues. CTI has guaranteed the payment of these installments when due. The Company expects the January 31, 1997 payment to be approximately $550,000 funded substantially from USET's operations during the previous calendar year.

    After the purchase, the Company owns 100% of USET.  At January
31, 1996, in addition to cash of approximately $605,000 and computer equipment, USET's assets consisted principally of licenses and patented technologies, the fair value of which is being amortized on a straight-line basis over their estimated remaining lives (approxi-mately 13 years). The Company accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation using a 10% discount rate. See Note 2 to Consolidated Financial Statements.

    In addition to the present value of the purchase obligation totaling $1,202,367, the significant effects on the Company's financial condition at July 31, 1996 as a result of consolidating USET include: increasing cash and royalties receivable for the gross amount of royalties received or receivable from licensees, recognizing the cost of intangible assets acquired (principally licenses and patented technologies) and recording the liability for the portion of royalties collected or collectible from licensees but due and payable to the university sources of those technologies.

    In August, 1995, CTI formed a wholly-owned subsidiary, Competi-tive Technologies of Ohio, Inc. (formerly CTI-Intercorporate Licensing, Inc.) ("CTI-OH") to provide licensing and technology management services to corporations, universities and other organiza-
tions which can be served from its Cleveland, Ohio base.   CTI
accounts for CTI-OH as a consolidated subsidiary and CTI-OH's results of operations since August 1, 1995, are included in the consolidated results of operations.

    During 1996 CTI received $426,886 from employees exercising stock options to purchase 72,000 shares of common stock at prices from $4.75 to $6.875. In addition, CTI received $28,750 in August, 1995, from the exercise of a warrant granted in August, 1990, to purchase 5,000 shares of common stock at $5.75 per share.

    On December 31, 1995, CTI loaned $50,000 to Knowledge Solutions, Inc. ("KSI"), its 33.7% owned equity affiliate, pursuant to a secured convertible term promissory note bearing interest at the prime rate plus one per cent and payable on or before December 31, 1996. Under the terms of a related security agreement, KSI pledged all its software, furniture, fixtures and equipment as collateral for this loan. The outstanding principal balance of this note is convertible into shares of KSI's Class A common stock at $.80 per share at CTI's option. CTI's loan is subordinate to an otherwise identical $50,000 secured convertible loan from Safeguard Scientifics, Inc., the unaffiliated majority shareholder of KSI.

    The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

    At July 31, 1996, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of USET.

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

    Vector Vision, Inc. ("VVI"), CTI's 51.5% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will proceed at a minimum level. The Company is not obligated to provide additional funding to VVI. In April, 1996, VVI began working under a Small Business Innovation Research award totaling $99,000. Approximately $63,000 of this contract was earned and recorded during 1996; the remainder is expected to be completed in the first quarter of 1997.

    With more than $4,380,000 in cash, cash equivalents and short-term investments at July 31, 1996, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activities as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related investments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - 1996 vs. 1995

    The results of operations presented in the accompanying financial statements present University Communications, Inc.'s ("UCI") results of operations as a discontinued operation for all periods prior to February 15, 1995. See Note 16 to Consolidated Financial Statements. Through January 31, 1996, the Company accounted for its investment in USET on the equity method and recorded 20% of its net income. The Company has consolidated USET's results of operations for all periods since February 1, 1996.

    Consolidated revenues for the year ended July 31, 1996, were $577,001 (34%) higher than for the year ended July 31, 1995.
Excluding USET's effect, retained royalties were $212,636 (27%) higher than in 1995 principally because of up-front license fees for a plasma display energy recovery technology and an increased minimum payment on a technology in development. The consolidation of USET's retained royalties since February 1, 1996 increased retained royalties by $611,031. USET's royalties are expected to be approximately equal to CTI's in any given period.

    The Company's retained royalties from its Vitamin B12 assay were approximately $562,000 (35%) and $288,000 (36%) of total retained royalties in 1996 and 1995, respectively. Its retained royalties from the gallium arsenide semiconductor inventions were approximately $289,000 (18%) and $159,000 (20%) of total retained royalties in 1996 and 1995. No other technologies produced retained royalties equal to or greater than 10% of consolidated revenue in 1996 or 1995. See Note 6 to Consolidated Financial Statements. The Company expects to receive increased royalties from U.S. sales of two technologies recently approved by the U.S. Food and Drug Administration, Ethyol and Renova (Retin-A). Ethyol is U.S. Bioscience, Inc.'s chemo-radiother-apy protective agent to protect patients against the harmful effect of X-radiation. Renova is Johnson & Johnson's prescription skin cream to reduce fine wrinkles, brown spots and surface roughness associated with chronic sun exposure and the natural aging process. However, in both cases the Company's royalty interest is indirect through other licensors which may delay receipts of royalties for some months. In addition, the Company has agreed to pay certain persons specified percentages of Retin-A royalties received until certain total payments have been made. At July 31, 1996, the remaining amount of such contingent payments was $182,164.

    Revenues under service contracts were $660,287 in 1996, $169,654 (21%) lower than in 1995. CTI's contract with the Department of the Air Force which began in February, 1995, generated $254,000 in contract revenues in 1996 compared with $500,000 in 1995. This $246,000 reduction reflects substantially lower activity as the Company approaches completion and delivery under the contract in November, 1996. This and other reductions for certain service contracts, some of which were nonrecurring, were partially offset by more than $155,000 of contract revenues for various intercorporate patent and licensing services in 1996. In April 1996, VVI began working under a Small Business Innovation Research award totaling $99,000. Approximately $63,000 of this contract was earned and recorded during 1996; the remainder is expected to be completed in the first quarter of 1997.

    Grant revenues in 1996 were the $7,784 remaining from the grant in support of VVI's development activities. Grant revenues in 1995 included approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTI-PA") grant and $25,000 from the grant to VVI. In consideration of their grant funding, CTI-PA and VVI are obligated to repay from certain revenues up to three times total grant funds (see
Note 14 to Consolidated Financial Statements).

    Costs of technology management services were $517,737 (39%) higher in 1996 than in 1995 as more fully discussed below.

    Costs related to retained royalties were $514,000 higher in 1996 than in 1995. The increase in these costs resulted from higher domestic and foreign patent expenses associated with the USET portfolio, consolidation of USET's operations for six months in 1996, and additional expenses related to intercorporate licensing services. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company carefully evaluates the future revenue potential of each technology before it incurs substantial patent or enforcement expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1997 as it expands its technology management services to corporations and universities.

    Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) were $132,000 lower than in 1995. CTI's contract with the Department of the Air Force is responsible for a reduction of approximately $168,000 which was offset by increased costs for various intercorporate patent and licensing contract services in 1996.

    Costs related to grant revenues decreased approximately $77,000 in proportion to the reduction in grant revenues.

    Costs associated with new client development (principally personnel costs) increased $212,000 over 1995. The Company's personnel added during 1996 have not only identified new service opportunities but they have developed several of them into agreements with clients for services during 1996 and 1997. The time from initial contact to signed service agreement varies substantially. The Company expects this process to continue to generate additional service and royalty revenues for the future.

    General and administration expenses were $252,198 (25%) higher in 1996. Although USET's operations added some general and adminis-tration expenses, most of this increase occurred in the first and fourth quarters of 1996 and is directly related to additional personnel and related expenses, as well as higher shareholder relations and other operating expenses supporting the Company's ongoing operations. As the Company continues to develop its domestic and international intercorporate licensing and contract services operations, it expects these expenses to continue to increase. In July, 1996, CTI obtained directors' and officers' liability insurance which will add $75,000 of expenses in 1997. In addition, with the expiration of its corporate office lease in August 1996 and a new five-year office lease beginning in November 1996, the Company expects to incur relocation expenses in the first half of fiscal 1997 and higher office rental expenses beginning in the first half of fiscal 1997. Annual rent under the new lease, without reduction for expected sublease rentals, is $180,000 beginning January 1, 1997. However, the Company expects to reduce rent expense upon completion of subleases currently being negotiated. Net rent expense under the old lease was approximately $39,000 in 1996.

    The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $192,934
(31%).

    Interest income increased $57,227 (38%) primarily due to higher average invested balances in 1996. Interest expense of $57,258 in 1996 relates to the debt incurred in connection with the acquisition of USET.

    In 1996, net income related to equity method affiliates included USI's 20% equity in the net income of UAP ($30,000), CTI's equity in the net loss of KSI ($70,000) and CTI's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($76,000). At July 31, 1996, CTI owned 33.7% of the outstanding common stock of KSI and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 4 to the accompanying financial statements), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In 1995, losses related to equity method affiliates included CTI's equity in the loss of KSI ($157,000), USI's 20% equity in the net income of UAP ($47,000) and CTI's equity in the net income of EBI ($6,000) for four months of operations.

    Included in other income for both 1996 and 1995 are $62,000 and $60,000 gains realized by CTI on its sale of available-for-sale securities offset by legal expenses of $80,000 and $132,000 in 1996 and 1995, respectively, incurred in connection with a suit brought against CTI, some of its subsidiaries and directors which claims that Optical Associates, L.P. ("OALP") is entitled to the entire proceeds from the 1989 sale of the assets of the discontinued optical products segment (see Note 16 to Consolidated Financial Statements). CTI believes that the asserted claims are without merit and intends to defend the action vigorously. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned to a later unspecified date. Through July 31, 1996, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, CTI paid a 4% commission to OALP, its joint venture partner. CTI is unable to estimate the related legal expenses which may be incurred in 1997. Unilens made no payments in 1996 or 1995. Since CTI carries this receivable at zero value, any collections will be recorded in the period collected.

    Minority interest in the losses of subsidiaries in 1995 of $23,112 was VVI's minority shareholders' interest in its losses. The minority interest in VVI's losses is limited to the minority's interest in VVI's outstanding common stock. Unless VVI obtains additional external equity financing, no further losses may be charged to VVI's minority interest.

    The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET. However, so long as the Company's other operations generate current taxable losses equal to USET's current taxable income, Federal income taxes payable can be minimized. The Company is likely to pay higher state income taxes because those current taxable losses will probably be generated in states where USET has no operations. Provision was made in each year for estimated state income taxes.

    The Company will adopt Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation," effective August 1, 1996 and disclose the pro forma effects fair value accounting would have on net income and earnings per share (see Note
1 to Consolidated Financial Statements). The Company does not expect adoption to have a material effect on its financial statements.

    The Company does not expect adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," effective August 1, 1996 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements).

Results of Operations - 1995 vs. 1994

    The results of operations for fiscal 1994 presented in the accompanying financial statements present UCI's results of operations as a discontinued operation. See Notes 1 and 16 to Consolidated
Financial Statements.

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

    Revenues under service contracts and grants were $662,000 (270%) higher in 1995 as a result of additional contracts, services and grants. CTI's $800,000 contract with the Department of the Air Force which began in February, 1995, accounted for $500,000 of the increase. Revenues earned under other services contracts also increased in 1995. Grant revenues in 1995 totaled $85,000 including the remaining approximately $36,000 on CTI-PA's grant and $49,000 from a grant to VVI.

    Costs of technology management services were $692,000 (109%) higher than in 1994. Costs related to retained royalties were $114,000 (42%) lower in 1995 than in 1994. Costs related to service contracts increased $643,000 (320%) compared with 1994. CTI's contract with the Department of the Air Force is responsible for $501,000 of this increase, including $302,000 of amounts paid or payable to subcontractors on the project team and $26,000 of contract related travel expenses. Other increases related to increased levels of service under CTI-PA's technology management contract for Lehigh University and other nonrecurring service contracts. Costs associated with new client development (principally personnel costs) increased $112,000 (85%) over 1994. In addition, costs related to grant revenues increased in proportion to the revenues. The amount of research and development expenses included in costs of technology management services was unchanged from 1994.

    General and administration expenses were $321,000 lower in 1995 than in 1994. Included in 1994 were investment bankers fees of $50,000. The remainder of this reduction results from using current personnel to provide service under various contracts.

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

    In 1995 net losses related to equity method affiliates included CTI's equity in the net loss of KSI ($157,000), USI's 20% equity in the net income of UAP ($47,000) and CTI's equity in the net income of EBI ($6,000) for four months of operations. In 1994 net income related to equity method affiliates included CTI's equity in the net loss of KSI ($15,000) and USI's equity in the net income of UAP ($35,000). In fiscal 1994 KSI had less than 2 months of operations.

    Other income (expense), net, includes gross realized gains from sales of short-term investments of $60,000 and $7,000 in 1995 and 1994, respectively. 1995 also includes $132,000 of legal expenses incurred in connection with the suit discussed in Note 16 to Consolidated Financial Statements. 1994 includes $38,000 proceeds in excess of the fair value assigned to the installment obligation receivable from Unilens Corp. USA ("Unilens").

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

    In 1995, income from discontinued operations is CTI's equity in UCI's net income for the six and one-half months ending February 15, 1995. In 1994 CTI's equity was in UCI's net loss for the full year. In the future, CTI will record revenue from its investment in UCI only for dividends declared by UCI, if any.

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


Item 8.  Financial Statements and Supplementary Data
                                                              Page

Report of Independent Accountants                                26

Consolidated Balance Sheets                                   27-28

Consolidated Statements of Operations                         29-30

Consolidated Statements of Changes
  in Shareholders' Interest                                      31

Consolidated Statements of Cash Flows                         32-33

Notes to Consolidated Financial Statements                    34-49


                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Competitive Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' interest and cash flows for each of the three years in the period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

                                  Coopers & Lybrand L.L.P.

September 30, 1996
Stamford, Connecticut


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1996 and 1995

ASSETS
                                                   1996          1995
Current assets:
  Cash and cash equivalents                   $    560,640   $    336,098
  Short-term investments, at market              3,820,990      4,621,045
  Receivables, including $19,910 and $34,768
    receivable from related parties in
    1996 and 1995, respectively                  1,088,030        490,324
  Prepaid expenses and other current assets        218,903        128,429
    Total current assets                         5,688,563      5,575,896

Property and equipment, net                        144,360        133,833
Investments                                        321,145        489,786
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $71,790
  in 1996                                        1,794,795             --
Directors' escrow account                          325,000        325,000
Other assets                                        94,277        244,427

    TOTAL ASSETS                              $  8,368,140   $  6,768,942

                          See accompanying notes


             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1996 and 1995
                                (Continued)

                                                  1996           1995

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $9,365 and
    $4,219 payable to related parties
    in 1996 and 1995, respectively            $     83,571   $    126,606
  Accrued liabilities                              794,250        352,812
  Current portion of purchase obligation           550,000             --
    Total current liabilities                    1,427,821        479,418

Noncurrent portion of purchase obligation,
  net of unamortized discount of $132,633          652,367             --
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427
    issued and outstanding                          60,675         60,675
  Common stock, $.01 par value; shares
    authorized: 7,964,080 in 1996 and
    1995; issued: 5,925,829 in 1996 and
    5,835,365 in 1995; outstanding:
    5,900,829 in 1996 and 5,810,365
    in 1995                                         59,258         58,353
  Capital in excess of par value                24,993,926     24,410,143
  25,000 shares of treasury stock
    (common), at cost                             (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                   10,605          8,764
  Accumulated deficit                          (18,661,799)   (18,073,698)

    Total shareholders' interest                 6,287,952      6,289,524

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,368,140   $  6,768,942

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 1996, 1995 and 1994

                                       1996         1995          1994
Revenues:
  Retained royalties               $ 1,619,909  $   796,243   $   717,514
  Revenues under service contracts
    and grants, including $156,766,
    $210,937 and $178,976 from
    related parties in 1996, 1995
    and 1994, respectively             660,287      906,952       245,264
                                     2,280,196    1,703,195       962,778

Costs of technology management
  services, of which $8,759, $5,557
  and $6,010 were paid to related
  parties in 1996, 1995 and 1994,
  respectively                       1,846,268    1,328,531       636,515
General and administration expenses,
  of which $89,618, $106,894 and
  $105,899 were paid to related
  parties in 1996, 1995 and 1994,
  respectively                       1,255,688    1,003,490     1,324,373
                                     3,101,956    2,332,021     1,960,888
Operating loss                        (821,760)    (628,826)     (998,110)

Interest income                        208,285      151,058       108,151
Interest expense                       (57,413)          --            --
Income (loss) related to
  equity method affiliates              33,808     (103,520)       20,395
Other income (expense), net             78,979      (61,700)       45,008

Loss from continuing operations
  before income taxes and
  minority interest                   (558,101)    (642,988)     (824,556)
Provision for income taxes              30,000       21,373        18,440

Loss from continuing operations
  before minority interest            (588,101)    (664,361)     (842,996)
Minority interest in losses of
  subsidiaries                              --       23,112        14,000
Loss from continuing operations       (588,101)    (641,249)     (828,996)
Income (loss) from operations of
  discontinued operation                    --       99,468       (10,786)
Net gain on disposal of
  discontinued operations                   --    2,534,505       221,852
Net (loss) income                  $  (588,101) $ 1,992,724   $  (617,930)

                          See accompanying notes


            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 1996, 1995 and 1994
                                (Continued)


                                      1996         1995          1994

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations            $    (0.10)  $    (0.11)   $    (0.15)
  Operations of discontinued
    operation                              --         0.02            --
  Net gain on disposal of
    discontinued operations                --         0.43          0.04
  Net (loss) income                $    (0.10)  $     0.34    $    (0.11)

Weighted average number of common
  and common equivalent shares
  outstanding (primary and
  fully diluted)                    5,853,814    5,814,826     5,761,610

                          See accompanying notes


                      COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Changes in Shareholders' Interest
                      For the years ended July 31, 1996, 1995 and 1994

                                                                                                          Net
                                                                                                       unrealized
                                                                                                         holding
                              Preferred Stock                                                         gains (losses)
                             Shares               Common Stock     Capital in                          on available-
                           issued and            Shares            excess of     Treasury Stock          for-sale     Accumulated
                           outstanding  Amount   issued   Amount   par value     Shares held   Amount   securities      Deficit
Balance - July 31, 1993       2,427    $60,675  5,675,434 $56,754  $23,464,156          --    $      -- $       --    $(19,448,492)
  Stock issued under
    Directors' Stock
    Participation Plan. .                           9,798      97       59,902
  Stock issued in private
    placement . . . . . .                         100,000   1,000      523,757
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan. . . . . . . . .                           6,592      67       49,789
  Net loss. . . . . . . .                                                                                                 (617,930)

Balance - July 31, 1994       2,427     60,675  5,791,824  57,918   24,097,604          --           --         --     (20,066,422)
  Effect of change in
    accounting for avail-
    able-for-sale securi-
    ties as of August 1,
    1994. . . . . . . . .                                                                                   11,154
  Stock issued under
    Directors' Stock
    Participation Plan. .                           7,545      75       49,925
  Stock issued under
    Employees' Common Stock
    Retirement Plan . . .                          10,996     110       65,522
  Stock issued to Knowledge
    Solutions, Inc. in
    exchange for 205,325
    shares of KSI's Class
    A common stock. . . .                          25,000     250      197,092     (12,208)     (96,362)
  Net change in unrealized
    holding gains on
    available-for-sale
    securities. . . . . .                                                                                   (2,390)
  Purchase of treasury
    stock from Knowledge
    Solutions, Inc. . . .                                                          (12,792)     (78,351)
  Net income. . . . . . .                                                                                                1,992,724

Balance - July 31, 1995       2,427     60,675  5,835,365  58,353   24,410,143     (25,000)    (174,713)     8,764     (18,073,698)
  Exercise of common
    stock warrants. . . .                           5,000      50       28,700
  Stock issued under
    Directors' Stock
    Participation Plan. .                           4,776      48       39,952
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan. . . . . . . . .                           8,688      87       88,965
  Exercise of common
    stock options . . . .                          72,000     720      426,166
  Net change in unrealized
    holding gains on
    available-for-sale
    securities. . . . . .                                                                                   1 ,841
  Net loss. . . . . . . .                                                                                                 (588,101)

Balance - July 31, 1996       2,427    $60,675  5,925,829 $59,258  $24,993,926     (25,000)   $(174,713)$   10,605    $(18,661,799)

                                      See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1996, 1995 and 1994

                                       1996         1995          1994
Cash flow from operating
  activities:
  Loss from continuing operations  $  (588,101) $  (641,249)  $  (828,996)

  Noncash items included in loss
    from continuing operations:
    Depreciation and
      amortization                     273,127      186,013       174,560
    Equity method affiliates           (33,808)     103,520       (20,395)
    Minority interest                       --      (23,112)      (14,000)
    Directors' stock and
      stock retirement plan
      accruals                         123,232      121,465       104,028
    Amortization of discount
      on purchase obligation            57,258           --            --
    Other noncash items                 21,657      (77,941)       28,093
  Other                               (100,517)      64,705        81,324
  Net changes in various
    operating accounts:
      Receivables                     (724,088)     172,334        36,038
      Prepaid expenses and other
        current assets                (132,708)     (70,889)      (32,128)
      Accounts payable and
        accrued liabilities           (123,795)     124,837        (3,622)

Net cash flow used in
  operating activities              (1,227,743)     (40,317)     (475,098)

Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (54,016)    (106,223)      (43,837)
  Proceeds from sales of short-
    term investments                 3,694,767    2,231,629       240,493
  Purchases of short-term
    investments                     (2,831,180)  (5,551,759)   (1,026,067)
  Net cash acquired in connection
    with investment in subsidiary      105,171           --            --
  Investments in affiliates and
    subsidiaries                        81,907      (85,800)      (64,880)
  Proceeds from disposal of dis-
    continued operations, net               --    3,011,558       221,852
Net cash flow from (used in)
  investing activities                 996,649     (500,595)     (672,439)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1996, 1995 and 1994
                                (Continued)

                                       1996         1995          1994

Cash flow from financing activities:

  Proceeds from exercise of
    stock options and warrants         455,636           --            --
  Proceeds from issuance of
    common stock, net                                    --       524,757
Net cash flow from financing
  activities                           455,636           --       524,757

Net increase (decrease) in cash
  and cash equivalents                 224,542     (540,912)     (622,780)
Cash and cash equivalents,
  beginning of year                    336,098      877,010     1,499,790
Cash and cash equivalents, end
  of year                          $   560,640  $   336,098   $   877,010

Supplemental cash flow information:

Cash paid for income taxes         $    42,067  $    15,513   $    17,254

Schedule of significant noncash
  investing and financing
  activities:

  Debt incurred for investment
    in subsidiary                  $ 1,145,109  $        --   $        --
  Stock issued for investments in
    affiliates and subsidiaries             --      205,325            --
  Purchase of treasury stock                --     (174,713)           --
                                   $ 1,145,109  $    30,612   $        --

                          See accompanying notes


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries ("the Company"). CTI's majority-owned subsidiaries are Competitive Technologies of PA, Inc. ("CTI-PA"), Competitive Technologies of Ohio, Inc. ("CTI-OH"), (formerly CTI-Intercorporate Licensing, Inc.), University Optical Products Co. ("UOP"), Genetic Technology Management, Inc. ("GTM"), UPAT Services, Inc. ("USI") and Vector Vision, Inc. ("VVI") (see Notes 2 and 3). Intercompany accounts and transactions have been eliminated in consolidation.

    As more fully discussed in Note 2, the Company purchased the remaining interests in University Science, Engineering and Technology, Inc. ("USET") on January 31, 1996. Accordingly, USET's results of operations have been consolidated since January 31, 1996. Through January 31, 1996, CTI accounted for its investment in USET on the equity method and recorded 20% of its net income.

Business

    The Company provides technology management services to its clients which include corporations, federal agencies and laboratories and universities in North America, Europe and the Far East. These services include technical evaluations, patent and market assessments, patent application and prosecution, patent enforcement, licensing, license management and royalty distribution.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

    Royalty income, net of amounts due others, is included in income in the period in which it is earned. Such retained royalties are earned through servicing agreements with various technology sources under which the Company retains an agreed percentage of income derived from license or sale of technologies. Royalties receivable are recorded based on royalty reports actually received and therefore no allowance for bad debts is required.

    Revenues under service contracts are recognized for technology management, licensing and other services in the period the contractual service is provided and the related revenue is earned.

    Grant revenues, which are nonrefundable except under certain conditions (see Note 14), are recognized in the period grant funds are received.

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

Intangible Assets Acquired

    Intangible assets acquired in connection with the acquisition of USET comprise principally licenses and patented technologies and were recorded at their estimated fair value on January 31, 1996, which is being amortized on a straight-line basis over their estimated remaining lives (approximately 13 years).

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

Reclassification

    Certain amounts have been reclassified to conform with the presentation in the financial statements for 1996.

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

Stock-Based Compensation

    In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires adoption for fiscal years beginning after December 15, 1995. This Statement allows companies either (a) to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share or (b) to adopt the new fair value accounting rules for recognizing employee stock-based compensation expense. In addition, the Statement requires companies to adopt fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The Company will adopt this Statement effective August 1, 1996 and disclose the pro forma effects fair value accounting would have on net income and earnings per share. The Company does not expect adoption to have a material effect on its financial statements.

Impairment of Long-lived Assets

    In June, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires adoption for fiscal years beginning after December 15, 1995. This Statement requires that companies review long-lived assets and certain identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. It requires that an impairment loss be recognized based on the fair value of the asset if the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The Company does not expect adoption of this Statement effective August 1, 1996 to have a material effect on its financial statements.

 2.  ACQUISITION OF USET

    On January 31, 1996, USI purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L.P. ("UAP"). The total purchase price was $1,835,000 (excluding expenses related to the acquisition) with $500,000 paid in cash and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's gross retained earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. However, if any annual 60% installment would be less than $400,000, that installment shall be equal to the lesser of $400,000 or 80% of USET's gross retained earned revenues. CTI has guaranteed the payment of these installments when due. At July 31, 1996, the carrying amount of the purchase obligation approximates fair value.

    After the purchase, USI owned 100% of all partnership interests in UAP and as a result, UAP was dissolved. UAP's principal asset was its investment in 100% of the equity of Holding. Holding's only asset is its investment in 100% of the equity of USET. In addition to cash of approximately $605,000 and computer equipment, USET's assets consist principally of licenses and patented technologies. USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation of $1,145,109 using a 10% discount rate.

    USET has obligations for certain future payments contingent upon its royalties earned as defined in a prior acquisition agreement. Contingent payments are calculated at 90% of USET's earned royalties in excess of $400,000 per year through August 31, 1995 or until USET has made cumulative contingent payments of $3,750,000, whichever occurs first. Once contingent payments become due, they are 100% guaranteed by CTI. Cumulative contingent payments of approximately $982,000 have been made through July 31, 1996. Contingent purchase price payments may be required during 1997 because USET has not yet received all royalties earned through August 31, 1995 as defined in the purchase agreement. Such expected payments were accrued at January 31, 1996.

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

                               For the year      For the year
                                   ended             ended
                                July 31, 1996    July 31, 1995

Total revenues                    $2,701             $2,242
Operating loss                      (662)              (443)
Loss from continuing
  operations                        (483)              (621)

Per share loss from
  continuing operations           $(0.08)            $(0.11)

 3.  COMPETITIVE TECHNOLOGIES OF PA, INC.

    In February, 1993, CTI acquired 80% of the outstanding stock of CTI-PA, a wholly-owned technology management subsidiary of Lehigh
University ("Lehigh"), in exchange for $750,000 payable by issuance of 74,302 unregistered shares of CTI's common stock.

    CTI accounted for the transaction as a purchase and accordingly CTI-PA's results of operations are included in the consolidated financial statements for all periods after February 1, 1993. The excess of the purchase price over the net assets acquired of $314,231 is being amortized over 5 years. Such amortization of $62,844, $62,844 and $62,844 has been charged to operations in 1996, 1995 and 1994, respectively. Accumulated amortization was $219,954 and $157,110 at July 31, 1996 and 1995, respectively.

    In connection with the acquisition, CTI-PA agreed to provide patent management and technology licensing services to Lehigh for five years from September 30, 1992, subject to termination after three years under certain conditions. During the term of the agreement, Lehigh will pay CTI-PA $30,000 a year for these services and will provide CTI-PA with office space, tuition remission for specified individuals and services of Master of Business Administration students for an aggregate of 40 hours per week at no charge. In addition, in each year of the agreement CTI-PA retains the first $100,000 of net income from transferring and licensing technology as defined in the agreement and 75% of such net income in excess of $100,000.

 4.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Knowledge Solutions, Inc.

    In June, 1994, CTI acquired 50% of the outstanding common stock of Knowledge Solutions, Inc. ("KSI") for $25,000 in cash. KSI was formed in June, 1994, to develop and deliver interactive multimedia training packages. In June, 1995, CTI acquired an additional 75,000 shares of KSI's Class A common stock for $75,000 in cash.

    In June and July of 1995 CTI received 40,000 and 20,000 shares, respectively, of KSI Class B common stock in exchange for management and consulting services provided by the Company during fiscal 1995. The shares were valued at $20,000 and $40,000, respectively. CTI's ownership of KSI at July 31, 1996 and 1995 was 33.7% and 35.9%, respectively.

    On December 31, 1995, CTI loaned $50,000 to KSI pursuant to a secured convertible term promissory note convertible into shares of KSI's Class A common stock at $.80 per share at CTI's option. The note bears interest at the prime rate plus one percent and is payable on or before December 31, 1996. Under the terms of a related security agreement, KSI pledged all its software, furniture, fixtures and equipment as collateral for this loan. CTI's loan is subordinate to an otherwise identical $50,000 secured convertible loan. This loan has been accounted for as additional equity invested in KSI.

    Effective October, 1994, CTI-PA granted KSI an exclusive ten-year license to its process model for interactive multimedia training in exchange for royalties on future sales.

    CTI accounts for its investment in KSI on the equity method. KSI stock is not publicly traded and there is no quoted market price for its stock.

Equine Biodiagnostics, Inc.

    In February, 1995, CTI purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized to provide diagnostic laboratory services for the equine industry. At July 31, 1996 and 1995, CTI owned 37.5% of the outstanding common stock of EBI and accounts for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

Summary Information

    Summarized information from the unaudited financial statements of the Company's equity method affiliates follows (in thousands):

July 31, 1996                   UAP      KSI     EBI     OTHERS   Total
                                (1)

Current assets                $   --  $  34     $ 307    $  26    $  367
Noncurrent assets                 --     19        58        4        81
Current liabilities               --    123        59        3       185
Noncurrent liabilities            --     --        34       --        34
Shareholders' equity
  (deficit)                       --    (70)      272       27       229

Gross revenues                   421     75       662       --     1,158
Gross profit                     382     54       608       --     1,044
Net income (loss)                150   (188)      200       (3)      159

Equity in net income (loss)       30    (70)       76       (2)       34

Company's investments in          --     --       107       14       121
  equity method affiliates

July 31, 1995                   UAP     KSI      EBI              Total

Current assets                $  637  $ 112     $  99             $  848
Noncurrent assets                809     22        58                889
Current liabilities              404     16        45                465
Noncurrent liabilities            --     --        44                 44
Shareholders' equity           1,042    118        68              1,228

Gross revenues                   721     74        93                888
Gross profit                     675     --        69                744
Net income (loss)                219   (391)       16               (156)

Equity in net income (loss)       47   (157)        6               (104)

Company's investments in
  equity method affiliates       239     20        31                290

July 31, 1994                   UAP     KSI                        Total

Current assets                $  850  $  21                       $  871
Noncurrent assets                618     --                          618
Current liabilities              585     --                          585
Noncurrent liabilities            --     --                           --
Shareholders' equity
  (deficit)                      883     21                          904

Gross revenues                   695     --                          695
Gross profit (loss)              585     --                          585
Net income (loss)                175    (29)                         146

Equity in net income (loss)       35    (15)                          20

Company's investments
  in equity method
  affiliates                     205     10                          215

    (1) Effective January 31, 1996 CTI began to account for UAP as a consolidated subsidiary. Results reported in this note for 1996 are for the six months ended January 31, 1996 only (see Note 2).

    At July 31, 1996 and 1995, the Company's investments in equity method affiliates exceeded its share of their underlying net assets by approximately $29,000 and $38,000, respectively.

 5.  INVESTMENTS ACCOUNTED FOR UNDER THE COST METHOD

    Since February 15, 1995, CTI has accounted for its $159,375 investment in University Communications, Inc. ("UCI") under the cost method (see Note 16). UCI stock is not publicly traded and there is no quoted market price for its stock.

    In January 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since 1993 CTI's investment in Plasmaco, Inc. was carried at no value and therefore, the $96,907 gain was included in other income for fiscal 1996.

    In May, 1994, CTI acquired a 13.3% voting interest in Innovation Partners International, k.k. ("IPI"), a Japanese corporation which provides technology transfer, business development and innovation management services to corporate clients, for approximately $40,000. IPI stock is not publicly traded and there is no quoted market price for its stock.

 6.  REVENUES

    All of the Company's royalty revenues derive from its patent rights to various technologies. Although patents may be declared invalid, may not issue on patent applications, or new or alternative technologies may render licensed patents uncommercial, the Company is not aware of any such circumstances specific to its portfolio of licensed technologies.

    In addition, licensees may not develop products incorporating the Company's patented technologies or they may be unsuccessful in obtaining governmental approvals required to sell such products. In such cases, except for minimum fees provided in certain license agreements, royalty revenues generally would not accrue to the Company.

    Approximately 35% of retained royalties (25% of total revenues) is from several licensees of the Vitamin B12 assay. Issued U.S. patents on this technology expire from February, 1997 to May, 2001. The Company does not expect the impact on fiscal 1997 to be material since license agreements provide for royalties to be paid on their respective product sales until the last licensed patents to expire.

    Retained royalties for 1996, 1995 and 1994, include $268,542,
$108,773 and $107,427, respectively, from foreign sources.

    Approximately 38% of revenues under service contracts and grants (11% of total revenues) was earned under a single service contract. This contract will be substantially complete by November, 1996 and no such contract is expected to replace it in the near term. In addition, 23% of revenues under service contracts and grants (7% of total revenues) was earned under various contracts with a single customer, nearly all of which must be renewed at least annually or are for nonrecurring projects. There is a reasonable possibility that some or all of these service contracts will not be renewed in the near term. The Company expects these potential reductions in service contract revenues to be partially offset by new service contracts with various other clients.

 7. RECEIVABLES

    Receivables as of July 31, 1996 and 1995 comprise:

                                      1996              1995

    Royalties                       $  879,380        $  275,690
    Government contracts                74,978           103,574
    Other                              133,672           111,060
                                    $1,088,030        $  490,324

 8.  SHORT-TERM INVESTMENTS

    Effective August 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115 "Accounting for Certain
Investments in Debt and Equity Securities." As required by Statement No. 115, prior years' financial statements have not been restated.
As of July 31, 1996 and 1995, the components of the Company's available-for-sale securities are as follows (in thousands):

                              Gross        Gross
                            Unrealized   Unrealized
                 Aggregate   Holding      Holding   Amortized   Maturity
Security Type    Fair Value   Gains       Losses    Cost Basis  Grouping

July 31, 1996:

U.S. Treasury                                                     Within
  bills            $ 1,471      $11          --      $ 1,460      1 year
Other U.S.
  government debt                                                 Within
  securities         2,350       --          --       2,350       1 year

 Total             $ 3,821      $11          --     $ 3,810

July 31, 1995:

U.S. Treasury                                                     Within
  bills            $ 1,078      $ 7          --     $ 1,071       1 year
Other U.S.
  government debt                                                 Within
  securities         3,434       --          --       3,434       1 year
Mortgaged backed                                                  Present
  securities           109        2          --         107       through
                                                                   2018
 Total             $ 4,621      $ 9          --     $ 4,612

    For the years ended July 31, 1996 and 1995, respectively, proceeds from the sale of available-for-sale securities were $3,694,767 and $2,231,629 which resulted in gross realized gains of $61,691 and $59,809. In addition, realized gains on sale of short-term investments classified as cash equivalents were $2,026 and $7,032 in the years ended July 31, 1995 and 1994, respectively. Cost is based on specific identification in computing realized gains.

 9.  PROPERTY AND EQUIPMENT

    Property and equipment as of July 31, 1996 and 1995 comprise:

                                           1996          1995

    Equipment at cost                   $  367,504    $  178,518
    Leasehold improvements at cost              --       168,096
                                           367,504       346,614
    Accumulated depreciation
      and amortization                    (223,144)     (212,781)
                                        $  144,360    $  133,833

    Depreciation expense was $69,253, $52,069 and $38,552 in 1996, 1995 and 1994 respectively.

10.  DIRECTORS' ESCROW ACCOUNT

    CTI entered into indemnity agreements with each of its directors indemnifying them against certain possible claims and expenses and created an escrow fund in the aggregate sum of $325,000 for the indemnification of directors as authorized by shareholders. The escrow terminates at July 31, 1997. At July 31, 1996 and 1995, the escrow fund, which is invested in U.S. Treasury securities, amounted to $ 435,959 (market: $435,959) and $412,114 (market: $412,114), respectively. The escrow fund includes accumulated interest of $110,959 and $87,114 in 1996 and 1995, respectively, which is not contractually required for the fund, is available for use by CTI and is reported in the accompanying financial statements as cash and cash equivalents.

11.  ACCRUED LIABILITIES

    Accrued liabilities at July 31, 1996 and 1995 were:

                                            1996         1995

    Accrued compensation                $  125,256    $  115,010
    Royalties payable                      417,656            --
    Other                                  251,338       237,802
                                        $  794,250    $  352,812

12.  INCOME TAXES

     The current provision for income taxes for 1996, 1995 and 1994 is as follows:
                               1996        1995         1994

     State taxes             $30,000     $21,373      $18,440

     There is no provision for Federal income taxes due to the Company's net operating losses.

     Components of the Company's net deferred tax assets as of July 31, 1996 and 1995 are as follows (in thousands):

                                           1996          1995

     Net operating loss carryforwards    $ 5,060      $ 4,908
     Net capital loss carryforwards          893           --
     Discontinued operations               1,269        1,187
     Other, net                              631        1,086
       Net deferred tax assets             7,853        7,181
     Valuation allowance                  (7,853)      (7,181)
     Net deferred tax asset              $    --      $    --

     There is no tax effect on the disposal of discontinued operations in 1995 due to the utilization of capital loss carryforwards.

     At July 31, 1996, the Company had Federal net operating loss carryforwards of approximately $14,883,000 which expire from 1999 through 2011. The Company also has investment tax credit carry-forwards of approximately $65,000 which expire from 1999 through 2001. At July 31, 1996, the Company had Connecticut net operating loss carryforwards of approximately $1,120,000 which expire from 1997 through 2000 and Pennsylvania net operating loss carryforwards of approximately $529,000 which expire from 1997 through 1999.

13.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at the option of CTI.

Employee Stock Option Plan

     CTI has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options are granted at an exercise price equal to the fair market value of the optioned stock on the grant date and terminate ten years after the grant date if not terminated earlier. Nonqualified stock options may be granted at an exercise price from 85% to 100% of the fair market value of the optioned stock on the grant date. Options generally become exercisable six months after the grant date and terminate ten years after the grant date if not terminated earlier. For non-qualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding.

     The following summarizes stock option activity for the three-year period ended July 31, 1996:

                                                                Aggregate
                                                 Option Price      Price
                                       Shares      per Share     (in 000's)

Options outstanding - July 31, 1993    327,302   $4.75 - 17.88     $3,333
 Granted                                73,000   $6.5625 - 6.875      491
 Expired                               (15,096)  $5.875 - 17.25      (207)
 Terminated                             (6,500)  $9.875 - 11.875      (69)
Options outstanding - July 31, 1994    378,706   $4.75 - 17.88      3,548
 Granted                                92,500   $6.50 - 6.5625       607
 Expired                                (5,306)  $11.44 - 12.63       (64)
Options outstanding - July 31, 1995    465,900   $4.75 - 17.88      4,091
 Granted                                86,000   $8.375 - 11.50       795
 Exercised                             (72,000)  $4.75 - 6.8750      (433)
 Expired                               (50,000)  $8.00 - 17.88       (548)
Options outstanding - July 31, 1996    429,900   $6.50 - 13.13     $3,905

     Additional information related to stock options at July 31, 1996 and 1995 follows:

                                     1996                1995

Exercisable options                 420,900             441,400
Common shares reserved for
 issuance on exercise of options    606,746             678,746
Shares available for future
 option grants                      176,846             212,846

Directors' Stock Participation Plan

     Under the terms of the Directors' Stock Participation Plan which expired in January, 1996, outside directors who served a full annual term were eligible to receive shares of common stock of CTI. The number of shares issuable each year to any director was the lesser of 2,000 shares or an aggregate fair market value on the date of issuance of $10,000. The Company expects to submit a new plan for shareholder approval at the annual meeting of shareholders in December 1996.

     In 1996, 1995 and 1994, eligible directors were issued 4,776, 7,545 and 9,798, shares of common stock, respectively, the fair value of which has been charged to expense.

Common Stock Warrants

     The Company has the following warrants to purchase common stock outstanding at July 31, 1996 which became exercisable six months after the issue date:

                            Warrant   Aggregate
                           Price per   Exercise    Expiration
Issued        No. Shares     Share      Price         Date

November 1993    50,000    $ 8.375    $  418,750   November 1996
November 1993    50,000    $ 8.375    $  418,750   November 1996
April 1994        6,000    $ 6.375    $   38,250   April 1997
September 1994    5,000    $ 8.310    $   41,550   September 1997
October 1994      6,000    $ 6.375    $   38,250   April 1997
April 1995       12,000    $ 5.438    $   65,256   April 1998
April 1996        2,000    $10.500    $   21,000   April 1999
                131,000               $1,041,806

Employees' Stock Retirement Plan

     Effective August 1, 1990, CTI adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTI's common stock to the Plan. For the fiscal years ended July 31, 1996, 1995 and 1994 the board authorized contributions of 8,688, 10,966 and 6,592 shares valued at approximately $89,000, $66,000 and $50,000, respectively, based upon year-end closing prices. These amounts have been charged to expense in 1996, 1995 and 1994, respectively.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     In November, 1996, CTI expects to relocate its principal executive office to Fairfield, Connecticut under a lease which expires December 31, 2001. CTI has the option to extend the lease term for an additional five years.

     At July 31, 1996, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year (including the new lease) are as follows:

Years ending July 31:

  1997                        $  128,811
  1998                           204,408
  1999                           206,879
  2000                           222,040
  2001                           205,681
  Thereafter                      84,375
Total minimum payments
  required                    $1,052,194

     Total rental expense for all operating leases was:

                                 1996         1995         1994

Minimum rentals               $ 365,940    $ 325,109    $ 338,719
Less: Sublease rentals         (295,944)    (310,032)    (276,106)
                              $  69,996    $  15,077    $  62,613

     The lessor of CTI's office space during fiscal 1996, 1995 and 1994 was a partnership comprising four former officers of CTI.

Other Obligations

     The Company has entered into a contract to employ its President and Chief Executive Officer from August 1, 1995 through August 1, 1999 with compensation to him at a minimum of $160,000 per year.

     CTI-PA and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTI-PA is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations will be recognized when such revenues are recognized.

15.  RELATED PARTY TRANSACTIONS

     CTI managed USET for UAP through January 31, 1996. During fiscal 1996 (through January 31, 1996), 1995 and 1994, CTI charged USET
$30,161, $52,490 and $84,484, respectively, for management, legal and administrative services.

     At July 31, 1995, the following amounts were receivable from and payable to USET:
                                             1995

    Royalties receivable                    $275,690
    Other receivable                           8,074
    Accounts payable                          10,944

    CTI incurred charges in connection with patent and trademark litigation from a law firm in which a director of CTI until December, 1995, is a partner. Such charges amounted to approximately $8,000, $25,000 and $40,000 in 1996, 1995 and 1994, respectively. That firm agreed that payment of approximately $67,000 of fees incurred during 1992 in connection with Retin-A would be contingent upon CTI's receipt of proceeds from settlement of the related litigation. CTI agreed to pay the director's firm one-half of such receipts, if any, to a limit of three times the contingent fees incurred or approximately $202,000. The litigation was settled in June, 1992. Through July 31, 1996, CTI had paid cumulative contingent fees of $46,409 of which $8,078, $5,557 and $6,010 were charged to operations in 1996, 1995 and 1994, respectively.

    During 1994 CTI incurred charges of approximately $20,000 for corporate and investor relations services provided by a corporation of which a former director of CTI was president.

    During 1996, 1995 and 1994 CTI incurred charges of approximately $90,000, $87,000 and $73,500, respectively, for consulting services provided by its former chief executive officer who was also a director.

    CTI earned approximately $60,000 for management and accounting services performed for KSI in 1995 (see Note 4). Since CTI accounts for KSI on the equity method, this amount has not been eliminated in these consolidated financial statements.

    During 1994 CTI earned approximately $69,000 from UCI for consulting services, rent, and interest on outstanding notes receivable. These amounts have not been eliminated in these consolidated financial statements.

    CTI-PA earned approximately $138,000, $211,000 and $179,000 in 1996, 1995 and 1994, respectively, from contracts with Lehigh
University, which owns 20% of the outstanding common stock of CTI-PA.

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

    CTI recognized net gains on its disposal of UOP's discontinued operations of $221,852 in 1994. CTI also recognized other expenses from continuing operations of $79,619 and $132,032 in 1996 and 1995, respectively, for legal expenses related to the suit described in the following paragraph and other income of $37,976 in 1994.

    In November, 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and several current and former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned to a later unspecified date. Through July 31, 1996, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

University Communications, Inc.

    On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from CTI additional shares of UCI common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTI. In connection with Barden's purchase, CTI offered to purchase from all UCI shareholders other than Barden a number of their shares of UCI common stock to allow all UCI shareholders to partici-pate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTI purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTI's net gain on these transactions was $2,534,505. Upon completion of these and other transactions, Barden owned 52.1% and CTI owned 14.5% of the outstanding common stock of UCI.

    Effective February 15, 1995, CTI began to account for its investment in UCI of $159,375 on the cost method. CTI's consolidated financial statements for all prior periods, which previously included the financial statements of UCI as a consolidated subsidiary, have been reclassified to present UCI's net assets and CTI's equity in UCI's net results of operations as a discontinued operation.

    Summarized information from UCI's unaudited financial statements for six and one-half months ended February 15, 1995 and the year ended July 31, 1994 follows (in thousands):

                                            1995             1994

Gross revenues                             $2,764           $3,753
Gross profit                                1,235            1,519
Net income (loss)                             181              (20)

CTI's equity in net income (loss)              99              (11)

    For services CTI provided to UCI, CTI charged UCI $3,786 and
$55,811 in 1995 and 1994, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                             PART III

     Pursuant to General Instruction G(3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its 1996 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 1996
     and 1995.                                               27-28

     Consolidated Statements of Operations for the
     years ended July 31, 1996, 1995 and 1994.               29-30

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 1996, 1995 and 1994.                              31

     Consolidated Statements of Cash Flows for the
     years ended July 31, 1996, 1995 and 1994.               32-33

     Notes to Consolidated Financial Statements.             34-49

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

Date: October 28, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                Title                         Date

GEORGE M. STADLER*       President, Chief         )
George M. Stadler        Executive Officer        )
                         and Director             )
                                                  )
S/ Frank R. McPike Jr.   Vice President,          )
Frank R. McPike, Jr.     Finance, Treasurer,      )
                         Secretary and Director   )
                         (Principal Financial     )
                         and Accounting Officer)  )
                                                  )
MICHAEL G. BOLTON*       Director                 )
Michael G. Bolton                                 )
                                                  )
BRUCE E. LANGTON*        Director                 ) October 28, 1996
Bruce E. Langton                                  )
                                                  )
H.S. LEAHEY*             Director                 )
H.S. Leahey                                       )
                                                  )
HARRY VAN BENSCHOTEN*    Director                 )
Harry Van Benschoten                              )
                                                  )
                                                  )
                                                  )
* By  S/ Frank R. McPike, Jr.                     )
     Frank R. McPike, Jr., Attorney-in-Fact       )

                          EXHIBIT INDEX

Exhibit
  No.                    Description                              Page

3.1 Unofficial restated certificate of incorpora-tion of the registrant as amended to date filed as Exhibit 3.1 to registrant's Form 10-K for the year ended July 31, 1995 and hereby incor-porated by reference.

3.2 By-laws of the registrant as amended to date filed as Exhibit 3.2 to registrant's Form 10-Q for the quarter ended October 31, 1995 and hereby incorporated by reference.

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

10.14    Custody Account Agreement dated September 21,           57-66
         1995 between The Putnam Trust Company and registrant relating to transfer of Escrow
         Agreement dated September 1, 1988 between
         Putnam Trust Company of Greenwich, the regis-trant and each of registrant's directors.

10.15 Lease agreement between 1465 Realty Associates and registrant dated August 8, 1991 filed as
         Exhibit 10.45 to registrant's Form 10-K for the year ended July 31, 1991 and hereby incorporat-ed by reference.

10.16* Employment agreement between registrant and George M. Stadler dated August 1, 1995 filed as
         Exhibit 10.19 to registrant's Form 10-K for the year ended July 31, 1995 and hereby incorporated by reference.

10.17    Purchase and Subscription Agreement dated July
         9, 1993 by and among University Communications,
         Inc., Competitive Technologies, Inc. (formerly
         University Patents, Inc.) and Barden Communica-tions, Inc. filed as Exhibit 10.1 to regis-trant's Form 8-K dated July 9, 1993 and hereby incorporated by reference.

10.18    Technology Management Agreement made February
         12, 1993 between Lehigh University and Competi-tive Technologies, Inc. effective September 30,
         1992 filed as Exhibit 2.3 to registrant's Form
         8-K dated February 12, 1993 and hereby incorpo-rated by reference.

10.19* Employment Agreement between registrant and Frank R. McPike, Jr. dated September 15, 1993 filed as Exhibit 10.46 to registrant's Form 10-
         K for the year ended July 31, 1993 and hereby incorporated by reference.

10.20    Settlement and Forbearance Agreement dated July
         15, 1993 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed as Exhibit 10.47 to registrant's Form 10-K for the year ended
         July 31, 1993 and hereby incorporated by refer-ence.

10.21 Stock Purchase Agreement dated July 15, 1993 among registrant, Unilens Corp. USA and Unilens
         Vision Inc. filed as Exhibit 10.48 to regi-strant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.22    Amendment and Modification Agreement dated
         September 27, 1993 among registrant, Unilens
         Corp. USA and Unilens Vision Inc. filed as
         Exhibit 10.49 to registrant's Form 10-K and hereby incorporated by reference.

10.23    Stock Purchase Agreement dated September 12,
         1994 between Knowledge Solutions, Inc. and
         Safeguard Scientifics, Inc. filed as Exhibit
         10.49 to registrant's Form 10-K for the year ended July 31, 1994 and hereby incorporated by reference.

10.24    Voting Agreement dated September 12, 1994 among
         Knowledge Solutions, Inc., Safeguard Scienti-fics, Inc. the registrant, Francis Harvey and Adam Nelson filed as Exhibit 10.50 to regis-trant's Form 10-K for the year ended July 31, 1994 and hereby incorporated by reference.

10.25 Contract awarded by Department of the Air Force to registrant No. F33615-95-C-5514 dated Janu-ary 24, 1995 filed as Exhibit 10.1 to regi-strant's Form 10-Q for the quarter ended Janu-ary 31, 1995 and hereby incorporated by refer-ence.

10.26    Letter from Barden Companies, Inc. to Competitive
         Technologies, Inc. dated February 14, 1995, received by the registrant February 15, 1995 filed as Exhibit 2.1 to registrant's Form 8-K dated
         February 15, 1995 and hereby incorporated by reference.

10.27    Stock Purchase Agreement by and among Knowledge
         Solutions, Inc., Safeguard Scientifics, Inc.,
         Competitive Technologies, Inc. and Donald Berman dated May 17, 1995 filed as Exhibit 10.37 to registrant's Form 10-K for the year ended July 31, 1995 and hereby incorporated by reference.

10.28    Agreement for Purchase and Sale of Partnership
         Interests in USET Acquisition Partners, L.P.
         effective January 31, 1996 by and between UPAT
         Services, Inc., Texas Research and Technology
         Foundation and United Services Automobile Associa-tion filed as Exhibit 2.1 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.29    Promissory Note of UPAT Services, Inc. dated
         January 31, 1996 in the principal amount of $983,684.21 payable to United Services Automobile
         Association ("USAA") filed as Exhibit 2.2 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.30    Promissory Note of UPAT Services, Inc. dated
         January 31, 1996 in the principal amount of $351,315.79 payable to Texas Research and Technol-ogy Foundation filed as Exhibit 2.3 to regis-trant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.31    Security Agreement of UPAT Services, Inc. dated
         January 31, 1996 to USAA and Texas Research and
         Technology Foundation as collateral for the related Promissory notes dated January 31, 1996 filed as Exhibit 2.4 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.32    USET Acquisition Partners, L.P. Assignment of
         Partnership Interests to UPAT Services, Inc. by
         Texas Research and Technology Foundation filed as
         Exhibit 2.5 to registrant's Form 8-K dated January
         31, 1996 and hereby incorporated by reference.

10.33    USET Acquisition Partners, L.P. Assignment of
         Partnership Interests to UPAT Services, Inc. by
         USAA filed as Exhibit 2.6 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.34    Lease agreement between registrant and The Bronson     67-106
         Road Group made August 28, 1996.

11.1     Schedule of computation of earnings per share             107
         for the three years ended July 31, 1996.

21.1     Subsidiaries of the registrant.                           108

23.2     Consent of Coopers & Lybrand.                             109

24.1     Power of attorney.                                    110-111

27.1     Financial Data Schedule - EDGAR only.



* Management Contract or Compensatory Plan