Form 10-K/A
period 1996-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1996-10-31
CIK 102198

10-K/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




                                FORM 10-K/A


                              AMENDMENT NO. 1

       AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended     July 31, 1996

                      Commission file number  1-8696


                      COMPETITIVE TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report for the fiscal year ended July 31, 1996 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

COVER PAGE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                     COMPETITIVE TECHNOLOGIES, INC.
                                              Registrant


Date:    October 31, 1996                 S/ Frank R. McPike, Jr.
                                        By:   Frank R. McPike, Jr.
                                        Vice President, Finance,
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of October 21, 1996, 5,905,329 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $65,976,000.


                      DOCUMENTS INCORPORATED BY REFERENCE



      Incorporated Document                   Location in Form 10-K

      Registrant's definitive proxy                Part III
      statement for its 1996 annual
      meeting of stockholders