Form 10-Q
period 1996-10-31
COMPETITIVE TECHNOLOGIES INC
filed 1996-12-16
CIK 102198

10-Q October 1996

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   October 31, 1996

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 1-8696


                 COMPETITIVE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)


    Delaware                                36-2664428
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

    1960 Bronson Road
    P.O. Box 340
    Fairfield, Connecticut                      06430
(Address of principal executive               (Zip Code)
offices)

Registrant's telephone number, including area code: (203) 255-6044


  1465 Post Road East, P.O. Box 901, Westport, CT  06881-0901
     Former name, former address and former fiscal year, if
                    changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .

Common Stock outstanding as of December 1, 1996 5,905,329 shares

Exhibit Index on sequentially numbered page 16 of 18.

            Page 1 of 18 sequentially numbered pages


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       October 31, 1996 and July 31, 1996                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 1996 and 1995             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 1996                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 1996 and 1995             6

     Notes to Consolidated Financial Statements               7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         10-15


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                 16
Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                     17


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                       October 31, and July 31, 1996
                                (Unaudited)
                                               October 31,     July 31,
                                                  1996           1996
ASSETS

Current assets:
  Cash and cash equivalents                   $  1,648,966   $    560,640
  Short-term investments, at market              3,476,351      3,820,990
  Receivables, including $73,622 and $19,910
    receivable from related parties in
    October and July, respectively                 592,887      1,088,030
  Prepaid expenses and other current assets        182,285        218,903
    Total current assets                         5,900,489      5,688,563

Property and equipment, net                        169,623        144,360
Investments                                        356,149        321,145
Intangible assets acquired, principally
  licenses and patented technologies             1,754,469      1,794,795
Directors' escrow account                          325,000        325,000
Other assets                                        74,075         94,277

    TOTAL ASSETS                              $  8,579,805   $  8,368,140

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $10,184 and
    $9,365 payable to related parties
    in October and July, respectively         $    153,474   $     83,571
  Accrued liabilities, including $3,040
    payable to related parties in October        1,331,541        794,250
  Current portion of purchase obligation           550,000        550,000
    Total current liabilities                    2,035,015      1,427,821

Noncurrent portion of purchase obligation,
  net of unamortized discount                      680,995        652,367
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      59,303         59,258
  Capital in excess of par value                25,023,568     24,993,926
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                   31,035         10,605
  Accumulated deficit                          (19,136,073)   (18,661,799)

    Total shareholders' interest                 5,863,795      6,287,952

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,579,805   $  8,368,140

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 1996 and 1995
                                (Unaudited)


                                                  1996           1995
Revenues:
  Retained royalties                          $   241,201    $   201,450
  Revenues under service contracts
    and grants, including $56,466,
    and $37,106 from related parties in
    1996 and 1995, respectively                   261,200        117,779
                                                  502,401        319,229
Costs of technology management
  services, of which $5,762 and $1,627
  were paid to related parties in 1996
  and 1995, respectively                          654,359        263,013

General and administration expenses,
  of which $21,287 and $25,591
  were paid to related parties in 1996
  and 1995, respectively                          343,721        309,827
                                                  998,080        572,840
Operating loss                                   (495,679)      (253,611)

Interest income                                    40,447         54,896
Interest expense                                  (28,628)            --
Income (losses) related to equity
  method affiliates                                20,004         30,841
Other income (expense), net                        (3,918)           666

Loss before income taxes                         (467,774)      (167,208)
Provision for income taxes                          6,500          7,000

Net loss                                      $  (474,274)   $  (174,208)

Net loss per share
  (primary and fully diluted):                $     (0.08)   $     (0.03)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,903,100      5,813,952

                          See accompanying notes


                          PART I.  FINANCIAL INFORMATION (Continued)

                        COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statement of Changes in Shareholders' Interest
                             For the three months ended October 31, 1996
                                             (Unaudited)


                                                                                                       Net
                                                                                                       unrealized
                                                                                                       holding
                             Preferred Stock                                                           gains (losses)
                            Shares             Common Stock        Capital in                          on available-
                          issued and           Shares              excess of     Treasury Stock        for-sale       Accumulated
                          outstanding  Amount  issued     Amount   par value    Shares held   Amount   securities       Deficit

Balance - July 31, 1996       2,427   $60,675  5,925,829  $59,258  $24,993,926  (25,000)   $(174,713)  $   10,605    $(18,661,799)
  Exercise of common
    stock options . . . .                          4,500       45       29,642
  Net change in
    unrealized holding
    gains on available-
    for-sale securities .                                                                                  20,430
  Net loss. . . . . . . .                                                                                                (474,274)
Balance - October 31, 1996    2,427   $60,675  5,930,329  $59,303  $25,023,568  (25,000)   $(174,713)  $   31,035    $(19,136,073)

                                       See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1996 and 1995
                                (Unaudited)

                                                  1996           1995
Cash flow from operating activities:
  Loss from continuing operations             $  (474,274)   $  (174,208)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                92,668         47,456
      (Income) losses related to equity
        method affiliates                         (20,004)       (30,841)
      Directors' stock and stock retirement
        plan accruals                              41,550         15,000
      Amortization of discount on purchase
        obligation                                 28,628             --
      Other noncash items                           5,414          4,466
    Other                                              --         15,476
    Net changes in various operating
      accounts:
      Receivables                                 495,143        270,980
      Prepaid expenses and other current
        assets                                     14,201        (16,649)
      Accounts payable and accrued
        liabilities                               560,230       (165,168)
Net cash flow (used in) from operating
  activities                                      743,556        (33,488)


Cash flow from investing activities:
  Purchases of property and equipment, net        (40,644)       (17,607)
  Proceeds from sales of short-term
    investments                                   365,069        290,671
  Investments in affiliates and subsidiaries       (9,342)            --
Net cash flow from investing activities           315,083        273,064

Cash flow from financing activities:
  Proceeds from issuance of common stock, net      29,687         28,750
Net cash flow from financing activities            29,687         28,750

Net increase in cash and cash
  equivalents                                   1,088,326        268,326
Cash and cash equivalents, beginning
  of period                                       560,640        336,098
Cash and cash equivalents, end of period      $ 1,648,966    $   604,424

Supplemental cash flow information:

  Cash paid for income taxes                  $    20,900    $    17,298


There were no noncash investing or financing activities during the three months ended October 31, 1996 and 1995.

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

     Certain amounts have been reclassified to conform with the presentation in the financial statements for fiscal 1997.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

2.   Acquisition of USET

     On January 31, 1996, the Company purchased the remaining interests in USET (see Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31,
1996). The following unaudited pro forma summary information presents the consolidated results of operations of the Company as if this acquisition had occurred on August 1, 1994 (in thousands, except per share amounts). The unaudited pro forma amounts are based on assumptions and estimates the Company believes are reasonable; however, such amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed, nor are they indicative of the results of future combined operations.

                                  For the quarter
                                       ended
                                  October 31, 1995

Total revenues                        $  617
Operating loss                           (87)
Loss from continuing operations          (60)

Per share loss from continuing
  operations                          $(0.01)

3.   Short-term Investments

     As of October 31, 1996 the components of the Company's available-for-sale securities are as follows (in thousands):

                             Gross       Gross
                           Unrealized  Unrealized
                Aggregate   Holding     Holding    Amortized     Maturity
Security Type   Fair Value   Gains      Losses     Cost Basis    Grouping
U.S. Treasury                                                    Within
  Bills          $ 1,491      $31          --       $ 1,460      1 year
Other U.S.
  government                                                     Within
  debt             1,985       --          --         1,985      1 year
  securities
                                                                 2018
 Total           $ 3,476      $31          --       $ 3,445

    For the quarter ended October 31, 1996 proceeds from the sale of available-for-sale securities were $365,069 with no gain or loss realized. For the quarter ended October 31, 1995 proceeds from the sale of available-for-sale securities were $290,671 which resulted in gross realized gains of $948. Cost is based on specific identification in computing realized gains.

4.   Receivables

     Receivables comprise:

                                   October 31,     July 31,
                                      1996           1996

Royalties                          $351,266       $  879,380
Government contracts                 57,817           74,978
Other                               183,804          133,672
                                   $592,887       $1,088,030

5.   Accrued Liabilities

     Accrued liabilities were:

                                   October 31,     July 31,
                                      1996           1996

Accrued compensation               $  177,802     $ 125,256
Royalties payable                     861,025       417,656
Deferred revenues                     102,315        16,587
Other accrued liabilities             190,399       234,751
                                   $1,331,541     $ 794,250

6.   Contingencies

     In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through October 31, 1996, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned to dates in calendar 1997.


            PART I.  FINANCIAL INFORMATION (Continued)

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $1,648,966 at October 31, 1996 are $1,088,326 higher than cash and cash equivalents of $560,640 at July 31, 1996. Operating activities provided $743,556, investing activities provided $315,083 and financing activities provided $29,687.

     Competitive Technologies, Inc. ("CTI") and its majority owned subsidiaries' ("the Company") loss of $474,274 for the three months ended October 31, 1996 included the following noncash items: depreciation and amortization of approximately $93,000, income related to equity method affiliates of approximately $20,000, amortization of discount on purchase obligation of approximately $29,000 and accruals of approximately $47,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Approximately $971,000 of cash provided by operations is from the decrease in royalties receivable and the increase in royalties payable. This reflects the normal cycle of royalty collections and payments with the consolidation of University Science, Engineering and Technology, Inc. ("USET").

     Approximately $30,000 of property and equipment purchases in this quarter relate to improving and furnishing CTI's principal office. CTI relocated its principal office on November 8, 1996 and expects additional purchases to complete those improvements and furnishings during the next quarter.

     Proceeds from sales of short-term investments of approximately $365,000 are from the Company's sales of U.S. government debt securities.

     The Company received $29,687 during the quarter from employ-ees' exercising stock options to purchase 4,500 shares of common stock at prices from $6.5625 to $6.6250.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insur-ance. There are no legal restrictions on payments of dividends by CTI.

     At October 31, 1996, CTI had outstanding commitments for capital expenditures of approximately $57,000 in connection with improving and furnishing its new principal office. In addition, the Company expects to pay approximately $550,000 of the USET purchase obligation on January 31, 1997.

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

     Vector Vision, Inc. ("VVI"), CTI's 52.8% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will proceed at a minimum level. The Company is not obligated to provide additional funding to VVI. VVI's operating activities during the quarter were funded primarily by the approximately $36,000 remaining on its Small Business Innova-tion Research ("SBIR") contract awarded in April, 1996.

     With more than $5,125,000 in cash, cash equivalents and short-term investments at October 31, 1996, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activi-ties as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related invest-ments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended October 31, 1996 vs.
Three Months Ended October 31, 1995

     Through January 31, 1996, the Company accounted for its investment in USET on the equity method and recorded 20% of USET's net income. The Company has consolidated USET's results of operations for all periods since February 1, 1996.

     Consolidated revenues for the quarter ended October 31, 1996 were $183,172 (57%) higher than for the quarter ended October 31, 1995. Retained royalties were $39,751 (20%) higher. However, excluding USET's effect, retained royalties were $83,237 (41%)
lower.   Up-front license fees for a plasma display energy recovery technology of approximately $97,000 for the quarter ended October 31, 1995 were non-recurring and this decrease was only partially offset by other royalty increases in the quarter ended October 31, 1996, including modest increases in royalties on sales of Renova and Ethyol (see Item 7 in the Company's Annual Report on Form 10-K for the year ended July 31, 1996). The consolidation of USET's retained royalties increased retained royalties for the quarter ended October 31, 1996 by $122,988.

     Revenues under service contracts were $261,200, $151,205 higher than in the quarter ended October 31, 1995. This increase includes VVI's SBIR contract ($36,000), intercorporate service contracts ($106,000) and other collaborative service contracts. Approximately $50,000 of the increase in intercorporate service contracts was from international contracts. Expansion of the Company's focus to include providing technology management services to corporations is beginning to generate revenues. VVI's SBIR contract was completed in October, 1996 and the Company expects to complete its $800,000 contract with the Department of the Air Force in November, 1996. Revenues from this contract were similar in the quarters ended October 31, 1996 and 1995.

     There were no grant revenues in the fiscal 1997 quarter compared with approximately $8,000 in support of VVI's development activities in the fiscal 1996 quarter.

     Costs of technology management services were $391,346 (149%) higher in fiscal 1997 than in fiscal 1996 as more fully discussed below.

     Costs related to retained royalties were approximately $169,000 higher in the first quarter of fiscal 1997. This increase reflects inclusion of USET's domestic and foreign patent expenses ($21,000) and amortization of the cost of intangible assets acquired ($35,000) in the fiscal 1997 quarter. It also reflects increased costs for consultants retained to assist in evaluating and marketing corporate technologies ($26,000), domestic patent costs on a new university technology ($14,000) and lower recoveries of foreign patent costs against university royalties ($19,000). In addition, personnel costs (including benefits and overheads) associated with patenting and licensing services were higher ($55,000) in the fiscal 1997 quarter as a result of hiring employees after the fiscal 1996 quarter to evaluate and market corporate technologies. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company carefully evaluates the future revenue potential of each technology before it incurs substantial patent or enforcement expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1997 as it expands its technology management services to corporations and universities.

     Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $92,000 higher in the first quarter of fiscal 1997 than in the first quarter of fiscal 1996. This increase includes costs in connection with VVI's SBIR contract ($36,000), direct costs related to new corporate client service contracts ($27,000) and increased personnel costs (including benefits and overheads) associated with corporate and collaborative service contracts.

     Costs related to grant revenues decreased approximately $8,000 in proportion to the reduction in grant revenues.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) increased approximately $138,000 over the first quarter of fiscal 1996. The Company's strategic decision to expand its focus to include providing technology management services to corporations required hiring experienced employees to identify and develop new opportuni-ties into client relationships. These employees were added after the first quarter of fiscal 1996. The Company expects this effort to result in royalty and service contract revenues in the future. The Company expects this process to continue to generate additional service and royalty revenues for the future as it has for this fiscal quarter.

     General and administration expenses were approximately $34,000 (11%) higher in the fiscal 1997 quarter. This increase included operating expenses supporting the Company's and USET's ongoing operations. As the Company continues to develop its domestic and international licensing and contract services operations, it expects these expenses to continue to increase. In addition, the Company has signed a new five-year office lease beginning in November, 1996 and incurred relocation expenses in November, 1996, which are expected to increase other operating expenses in the second quarter of fiscal 1997.

     The net effect of these increases in operating revenues and expenses was to increase the Company's operating loss by $242,068
(95%) compared to the first quarter of fiscal 1996.

     Interest income decreased $14,449 (26%) because of lower average invested balances and lower interest rates in the quarter ended October 31, 1996. Interest expense of $28,628 in the fiscal 1997 quarter relates to the debt incurred in connection with the acquisition of USET.

     In the fiscal 1997 first quarter, net income related to equity method affiliates was principally CTI's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($22,000) offset by CTI's equity in other net losses. At October 31, 1996, CTI owned 33.7% of the outstanding common stock of Knowledge Solutions, Inc. (KSI") and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31,
1996), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In the quarter ended October 31, 1995, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($32,000), its 35.9% equity in the net loss of KSI ($19,000) and its 37.5% equity in the net income of EBI ($18,000).

     Other expense for the quarter ended October 31, 1996 was legal expenses incurred in connection with a suit brought against CTI, some of its subsidiaries and directors as more fully detailed in
Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. Further hearings in this case have been adjourned to dates in calendar 1997. CTI is unable to estimate the related legal expenses which may be incurred in the remaining quarters of 1997. Unilens made no payments in either quarter of fiscal 1997 or 1996. Since CTI carries this receivable at zero value, any collections will be recorded in the period collected. Through October 31, 1996, the Company had received aggregate cash proceeds of approxi-mately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, CTI paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has net operating loss carryforwards for Federal income tax purposes. Provision was made in each quarter for estimated state income taxes.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective August 1, 1996 and will disclose the pro forma effects fair value accounting would have had on net income and earnings per share in its consolidated financial statements for the year ending July 31, 1997. It has not had a material effect on the accompany-ing financial statements.

     The Company adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-lived
Assets and for Long-lived Assets to be Disposed of," effective
August 1, 1996. It has not had a material effect on the accompany-ing financial statements.

Results of Operations - Three Months Ended October 31, 1996 vs.
Three Months Ended July 31, 1996

     Consolidated revenues for the quarter ended October 31, 1996 were $338,465 (40%) lower than for the quarter ended July 31, 1996. Historically, retained royalties in the first fiscal quarter are lower than in the fourth quarter because of licensees who report semiannually. Retained royalties were $391,912 (62%) lower than in the fourth quarter of fiscal 1996. Revenues under service contracts were $53,447 (26%) higher in the first quarter of fiscal 1997. Although revenues from VVI's SBIR and from CTI's contract with the Department of the Air Force declined approximately $46,000, the Company's revenues from contract services to corporate and other clients increased approximately $97,000.

     Total operating expenses of $998,080 in the first quarter of fiscal 1997 were approximately $69,000 (7%) higher than in the fourth quarter of fiscal 1996. In the first quarter costs of technology management services were approximately $110,000 (20%) higher and general and administration expenses were approximately $41,000 (11%) lower than in the fourth quarter. While costs related to retained royalties were similar in both quarters, both costs related to service contracts and costs associated with new client development increased as the Company continued its efforts to expand its services to corporate clients and to grow its corporate client base.

     The combined effect of the reduction in consolidated revenues and the increase in operating expenses in the first quarter of fiscal 1997 resulted in an increased operating loss which accounted for nearly the entire increase in the Company's net loss.


                   PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     (c) As of September 17, 1996, the registrant issued to Falls River Group (FRG) non-transferrable warrants to purchase 3,000 shares of the registrant's common stock at $9.875 (the mean between the high and low prices on the American Stock Exchange on September 17, 1996). The warrants were issued in consideration of FRG's assistance in establishing the registrant's office and operations in Cleveland, Ohio. The warrants become exercisable in March, 1997, and expire five years from issuance. There were no under-writers involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under
Section 4(2) of the Securities Act of 1933. The warrants con-tained, and the shares issuable upon exercise will contain, restrictive legends.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

   11.1  Schedule of computation of earnings per share
         for the three months ended October 31,
         1996 and 1995.                                        18

   27.1  Financial Data Schedule (EDGAR only).

B) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 16, 1996       By:  s/ Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer