Form 10-Q
period 1997-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1997-03-14
CIK 102198

10-Q January 1997

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   January 31, 1997

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

Common Stock outstanding as of March 1, 1997  5,919,829 shares

Exhibit Index on sequentially numbered page 21 of 26.

            Page 1 of 26 sequentially numbered pages



          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       January 31, 1997 and July 31, 1996                     3-4

     Consolidated Statements of Operations for the
       three months ended January 31, 1997 and 1996             5

     Consolidated Statements of Operations for
       the six months ended January 31, 1997 and 1996           6

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 1997                            7

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 1997 and 1996             8-9

     Notes to Consolidated Financial Statements             10-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         13-19


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                 20

Item 4.  Submission of Matters to a Vote
         of Security Holders                                   20

Item 6.  Exhibits and Reports on Form 8-K                      21

Signatures                                                     22



                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 1997 and July 31, 1996
                                (Unaudited)

                                               January 31,     July 31,
                                                  1997           1996
ASSETS

Current assets:
  Cash and cash equivalents                   $    810,059   $    560,640
  Short-term investments, at market              2,913,892      3,820,990
  Receivables, including $19,037 and $19,910
    receivable from related parties in
    January and July, respectively               1,367,106      1,088,030
  Prepaid expenses and other current assets        121,164        218,903
    Total current assets                         5,212,221      5,688,563

Property and equipment, net                        225,166        144,360
Investments                                        370,463        321,145
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $141,126
  and $71,790 in January and July,
  respectively                                   1,692,780      1,794,795

Directors' escrow account                          325,000        325,000
Other assets                                        53,873         94,277

    TOTAL ASSETS                              $  7,879,503   $  8,368,140

                       See accompanying notes



                    PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 1997 and July 31, 1996
                                (Unaudited)

                                               January 31,     July 31,
                                                  1997           1996

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,376 and
    $9,365 payable to related parties
    in January and July, respectively         $    103,513   $     83,571
  Accrued liabilities, including $18,788
    payable to related parties in January
    1997                                         1,354,163        794,250
  Current portion of purchase obligation           550,000        550,000
    Total current liabilities                    2,007,676      1,427,821

Noncurrent portion of purchase obligation,
  net of unamortized discount of $75,377
  and $132,633 in January and July,
  respectively                                     226,183        652,367
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      59,423         59,258
  Capital in excess of par value                25,123,573     24,993,926
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                   10,381         10,605
  Accumulated deficit                          (19,433,695)   (18,661,799)

    Total shareholders' interest                 5,645,644      6,287,952

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  7,879,503   $  8,368,140

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Revenues:
  Retained royalties                          $   617,098    $   289,988
  Revenues under service contracts
    and grants, including $28,488,
    and $33,586 from related parties in
    1997 and 1996, respectively                   141,626         99,270
                                                  758,724        389,258
Costs of technology management
  services, of which $1,441 was
  paid to related parties in 1996                 621,460        412,598

General and administration expenses,
  of which $13,973 and $27,545
  were paid to related parties in 1997
  and 1996, respectively                          460,738        278,428
                                                1,082,198        691,026
Operating loss                                   (323,474)      (301,768)

Interest income                                    38,743         51,681
Interest expense                                  (28,628)            --
Income (losses) related to equity
  method affiliates                                14,315         11,250
Gain on sale of investment in Plasmaco, Inc.           --         96,907
Other income (expense), net                         7,722         18,705

Loss before income taxes                         (291,322)      (123,225)
Provision for income taxes                          6,300          8,000

Net loss                                      $  (297,622)   $  (131,225)

Net loss per share
  (primary and fully diluted):                $     (0.05)   $     (0.02)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,908,786      5,830,591

                          See accompanying notes



                 PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Revenues:
  Retained royalties                          $   858,299    $   491,438
  Revenues under service contracts
    and grants, including $84,954,
    and $70,971 from related parties in
    1997 and 1996, respectively                   402,826        217,049
                                                1,261,125        708,487
Costs of technology management
  services, of which $5,762 and $3,068
  were paid to related parties in 1997
  and 1996, respectively                        1,275,819        675,611

General and administration expenses,
  of which $35,260 and $46,913
  were paid to related parties in 1997
  and 1996, respectively                          804,459        588,255
                                                2,080,278      1,263,866
Operating loss                                   (819,153)      (555,379)

Interest income                                    79,190        106,577
Interest expense                                  (57,256)            --
Income (losses) related to equity
  method affiliates                                34,319         42,091
Gain on sale of investment in Plasmaco, Inc.           --         96,907
Other income (expense), net                         3,804         19,371

Loss before income taxes                         (759,096)      (290,433)
Provision for income taxes                         12,800         15,000

Net loss                                      $  (771,896)   $  (305,433)

Net loss per share
  (primary and fully diluted):                $     (0.13)   $     (0.05)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,905,943      5,822,271

                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Interest
                              For the six months ended January 31, 1997
                                             (Unaudited)

                                                                                                         Net
                                                                                                         unrealized
                                                                                                         holding
                              Preferred Stock                                                            gains (losses)
                             Shares                Common Stock      Capital in                          on available-
                           issued and            Shares              excess of       Treasury Stock      for-sale      Accumulated
                           outstanding  Amount   issued     Amount   par value    Shares held   Amount   securities       Deficit

Balance - July 31, 1996       2,427     $60,675  5,925,829  $59,258  $24,993,926  (25,000)   $(174,713)  $   10,605   $(18,661,799)
  Exercise of common
    stock options . . . .                           10,500      105       69,707
  Stock issued under
    Directors' Stock
    Participation Plan. .                            6,000       60       59,940
  Net change in un-
    realized holding
    gains on available-
    for-sale securities.                                                                                       (224)
  Net loss . . . . . . .                                                                                                  (771,896)
  Balance -
  January 31, 1997            2,427     $60,675  5,942,329  $59,423  $25,123,573  (25,000)   $(174,713)  $   10,381   $(19,433,695)

                                       See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Cash flow from operating activities:
  Loss from continuing operations             $  (771,896)   $  (305,433)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization               186,426         96,145
      (Income) losses related to equity
        method affiliates                         (34,319)       (42,091)
      Directors' stock and stock retirement
        plan accruals                              85,600         48,345
      Amortization of discount on purchase
        obligation                                 57,256             --
      Other noncash items                         (18,567)       (20,266)
    Other                                              --        (68,368)
    Net changes in various operating
      accounts:
      Receivables                                (279,076)        70,970
      Prepaid expenses and other current
        assets                                     54,485        (27,206)
      Accounts payable and accrued
        liabilities                               533,178       (115,719)
Net cash flow used in operating
  activities                                     (186,913)      (363,623)

Cash flow from investing activities:
  Purchases of property and equipment, net       (114,238)       (35,349)
  Proceeds from sales of short-term
    investments                                 2,478,109      1,411,795
  Purchases of short-term investments          (1,531,590)    (1,370,824)
  Investments in affiliates and subsidiaries       17,679         96,907
  Cash acquired in connection with
    investment in USET, net of $500,000
    cash paid                                          --        105,171

Net cash flow from investing activities           849,960        207,700

Cash flow from financing activities:
  Proceeds from issuance of common stock, net      69,812        296,251
  Repayment of debt                              (483,440)            --
Net cash flow from financing activities          (413,628)       296,251

Net increase in cash and cash
  equivalents                                     249,419        140,328
Cash and cash equivalents, beginning
  of period                                       560,640        336,098
Cash and cash equivalents, end of period      $   810,059    $   476,426

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996

Supplemental cash flow information:

  Cash paid for income taxes                  $    47,900    $    27,308

Schedule of noncash investing activities:

  Investments in affiliates and subsidiaries  $        --    $(1,039,938)

Schedule of noncash financing activities:

  Debt incurred for investment in subsidiary  $        --    $ 1,145,109
  Issuance of directors' stock                $    60,000    $    40,000

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

                              For the quarter      For the six
                                   ended          months ended
                              January 31, 1996   January 31, 1996

Total revenues                    $  513            $ 1,130
Operating loss                      (309)              (396)
Net loss                            (140)              (200)

Net loss per share                $(0.02)           $ (0.03)

3.   Short-term Investments

     As of January 31, 1997 the components of the Company's available-for-sale securities are as follows (in thousands):

                           Gross     Gross
                        Unrealized Unrealized
              Aggregate   Holding    Holding  Amortized   Maturity
Security Type Fair Value   Gains     Losses   Cost Basis  Grouping
U.S. Treasury                                             Within
  Bills       $ 1,542      $10          --     $ 1,532    1 year
Other U.S.
  government                                              Within
  debt                                                    1 year
  securities    1,372       --          --       1,372

 Total        $ 2,914      $10          --     $ 2,904

    For the quarters ended January 31, 1997 and 1996, respectively, proceeds from the sale of available-for-sale securities were $2,113,040 and $1,121,124 which resulted in gross realized gains of $39,645 and $30,147. For the six months ended January 31, 1997 and 1996, respectively, proceeds from the sale of available-for-sale securities were $2,478,109 and $1,411,795 which resulted in gross realized gains of $39,645 and $31,095. Cost is based on specific identification in computing realized gains.

4.   Receivables

     Receivables comprise:

                                   January 31,     July 31,
                                      1997           1996

Royalties                          $1,220,445     $  879,380
Government contracts                   26,599         74,978
Other                                 120,062        133,672
                                   $1,367,106     $1,088,030

5.   Accrued Liabilities

     Accrued liabilities were:

                                   January 31,     July 31,
                                      1997           1996

Accrued compensation               $  163,962     $ 125,256
Royalties payable                     926,257       417,656
Deferred revenues                     113,820        16,587
Other accrued liabilities             150,124       234,751
                                   $1,354,163     $ 794,250

6.   Contingencies

     In November, 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through January 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned and are expected to occur later in calendar 1997.



            PART I.  FINANCIAL INFORMATION (Continued)

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Financial Condition and Liquidity

     Cash and cash equivalents of $810,059 at January 31, 1997 are $249,419 higher than cash and cash equivalents of $560,640 at July 31, 1996. Operating activities used $186,913, investing activities provided $849,960 and financing activities used $413,628.

     Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries' ("the Company") net loss of $771,896 for the six months ended January 31, 1997 included the following noncash items: depreciation and amortization of approximately $186,000, income related to equity method affiliates of approximately $34,000, amortization of discount on purchase obligation of approximately $57,000 and accruals of approximately $107,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Approximately $341,000 of cash used in operations was from the increase in royalties receivable and $509,000 was provided by the increase in royalties payable. This reflects the normal cycle of royalty collections and payments with the consolidation of University Science, Engineering and Technology, Inc. ("USET").

     Approximately $114,000 of property and equipment purchased in the six-month period ended January 31, 1997 relate to equipment additions and technical updates for added staff and increased client service capabilities ($22,000) and improving ($30,000) and furnishing ($62,000) CTI's principal office. CTI relocated its principal office on November 8, 1996 and expects additional expenditures to complete those improvements during the next six months.

     Proceeds from sales of short-term investments of approximately $2,478,000 are from maturities of the Company's U.S. government debt securities. The Company reinvested nearly $1,532,000 in U.S.
government debt securities.

     In the six-month period ended January 31, 1997, the Company received $69,812 from employees' exercising stock options to purchase 10,500 shares of common stock at prices from $6.5625 to $6.75.

     On January 31, 1997, the Company paid approximately $483,000 of the USET purchase obligation. This installment was 60% of USET's gross retained earned revenues for the preceding calendar year as provided in the purchase agreement.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

     At January 31, 1997, the Company had no outstanding commitments for capital expenditures. The Company expects to pay approximately $550,000 of the USET purchase obligation on January 31, 1998 with the balance of $302,000 to be paid in 1999.

     The Company continues to pursue additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to these operations.

     The Company does not believe that inflation had a significant impact on its operations during 1997 or 1996 or that it will have a significant impact on operations during the next twelve-month operating period.

     Vector Vision, Inc. ("VVI"), CTI's 52.8%-owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will proceed at a minimum level. The Company, the inventor and others are committed to support VVI's development activities through the remainder of fiscal 1997 to a total of approximately $110,000, during which time VVI's goal is to improve its video compression software product for MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access. The Company and others have supported VVI's operating activities during the second quarter of 1997. VVI's operating activities during the first quarter of 1997 were funded primarily by the approximately $36,000 remaining on its Small Business Innovation Research ("SBIR") contract awarded in April, 1996.

     With nearly $3,724,000 in cash, cash equivalents and short-term investments at January 31, 1997, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activities as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related investments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to currently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Six Months Ended January 31, 1997 vs. Six
Months Ended January 31, 1996

     Through January 31, 1996, the Company accounted for its investment in USET on the equity method and recorded 20% of USET's net income. The Company has consolidated USET's results of operations for all periods since February 1, 1996.

     Consolidated revenues for the six months ended January 31, 1997, were $552,638 (78%) higher than for the six months ended January 31, 1996. Retained royalties were $366,861 (75%) higher than in the first half of fiscal 1996. However, excluding USET's effect, retained royalties were $28,888 (6%) lower. Up-front license fees for a plasma display energy recovery technology of approximately $97,000 for the six months ended January 31, 1996 were non-recurring and this decrease was partially offset by increased royalties on the gallium arsenide technology for the six months ended January 31, 1997. There were also modest increases in royalties from sales of Renova and Ethyol (see
Item 7 in the Company's Annual Report on Form 10-K for the year ended July 31, 1996). Consolidating USET's retained royalties increased retained royalties for the six months ended January 31, 1997 by $395,749 (80%).

     Revenues under service contracts and grants were $402,826 in the first half of fiscal 1997, $185,777 (85%) higher than in the first half of fiscal 1996. This increase includes VVI's SBIR contract ($36,000) and intercorporate service contracts ($177,000) offset by decreases in other collaborative service contracts. Approximately $110,000 of the increase in intercorporate service contracts was from international clients. Expansion of the Company's focus to include providing technology management services to corporations is beginning to generate revenues. VVI's SBIR contract was completed in October, 1996, and CTI's contract with the Department of the Air Force was completed in November, 1996. Revenues from this contract for the six months ended January 31, 1997 were lower than in the first half of fiscal 1996.

     There were no grant revenues in the first half of fiscal 1997 compared with approximately $8,000 in support of VVI's development activities in the first half of fiscal 1996.

     Costs of technology management services were $600,208 (89%) higher in the first half of fiscal 1997 than in the first half of fiscal 1996 as more fully discussed below.

     Costs related to retained royalties were $214,000 higher in 1997 than in 1996. This increase reflects inclusion of USET's domestic and foreign patent expenses ($39,000) and amortization of the cost of intangible assets acquired $(69,000) in the fiscal 1997 period. It also reflects increased costs for consultants retained to assist in evaluating and marketing corporate technologies ($22,000), domestic patent costs on a new university technology ($14,000) and lower recoveries of foreign patent costs against university royalties ($14,000). In addition, personnel costs (including benefits and overheads) associated with patenting and licensing services were higher ($75,000) in fiscal 1997 as a result of hiring employees to evaluate and market corporate technologies. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company carefully evaluates the future revenue potential of each technology before it incurs substantial patent or enforcement expenses. The Company expects costs related to retained royalties to continue to increase during fiscal 1997 as it expands its technology management services to corporations and universities.

     Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) increased $175,000 compared with the first half of fiscal 1996. This increase includes costs in connection with VVI's SBIR contract ($36,000), direct costs related to new corporate client service contracts ($55,000) and increased personnel costs (including benefits and overheads) associated with corporate and collaborative service contracts.

     Costs related to grant revenues decreased approximately $8,000 in proportion to the reduction in grant revenues.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) increased approximately $219,000 over the first six months of fiscal 1996. The Company's strategic decision to expand its focus to include providing technology management services to corporations required hiring experienced employees to identify and develop new opportunities into client relationships.

     General and administration expenses were approximately $216,204 (37%) higher in the six months ended January 31, 1997. This increase includes operating expenses supporting the Company's and USET's ongoing operations. In addition, the Company signed a new five-year office lease beginning in November, 1996, and incurred relocation expenses in November, 1996, which are expected to increase other operating expenses in the second half of fiscal 1997.

     The net effect of these increases in operating revenues and expenses was to increase the Company's operating loss by $263,774
(47%) compared with the first half of fiscal 1997.

     Interest income decreased $27,387 (26%) because of lower average invested balances and lower interest rates in the six months ended January 31, 1997. Interest expense of $57,256 in fiscal 1997 relates to the debt incurred in connection with the acquisition of USET.

     In the six months ended January 31, 1997, net income related to equity method affiliates was principally CTI's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($38,000) partially
offset by CTI's equity in net losses of other ventures.   At January
31, 1997, CTI owned 33.7% of the outstanding common stock of Knowledge Solutions, Inc. ("KSI"), and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In the six months ended January 31, 1996, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($24,000), its equity in the net loss of KSI ($19,000) and its equity in the net income of EBI ($37,000).

     In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 was included in income for the second quarter of fiscal 1996.

     Other expenses for the six months ended January 31, 1997, were legal expenses incurred in connection with a suit brought against CTI, some of its subsidiaries and directors as more fully detailed in Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. Further hearings in this case have been adjourned and are expected to occur later in calendar 1997. CTI is unable to estimate the related legal expenses which may be incurred in the remaining quarters of 1997. Unilens made no payments in either half year. Since CTI carries this receivable at zero value, any collections will be recorded in the period collected. Through January 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January, 1989, sale of UOP's assets to Unilens. As cash proceeds were received, CTI paid a 4% cash commission to Optical Associates, L. P., its joint venture partner.

     The Company has net operating loss carryforwards for Federal income tax purposes. Provision was made in each period for estimated state income taxes.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective August 1, 1996, and will disclose the pro forma effects fair value accounting would have had on net income and earnings per share in its consolidated financial statements for the year ending July 31, 1997. It has not had a material effect on the accompanying financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," effective August 1, 1996. It has not had a material effect on the accompanying financial statements.

Results of Operations - Three Months Ended January 31, 1997 vs. Three Months Ended January 31, 1996

     Consolidated revenues for the quarter ended January 31, 1997, were $369,466 (95%) higher than for the quarter ended January 31, 1996. Retained royalties were $327,110 (113%) higher. Excluding USET's effect, retained royalties were $54,349 (19%) higher. Increased royalties on the gallium arsenide technology were partially offset by net reductions in other royalties. Consolidating USET's retained royalties increased retained royalties for the quarter ended January 31, 1997 by $272,761 (94%). Revenues under service contracts were $42,356 (43%) higher, reflecting increased revenues from corporate client service contracts partly offset by reduced revenues from collaborative service contracts. There were no grant revenues in either year's second quarter.

     Costs of technology management services were $208,862 (51%) higher in the second quarter of fiscal 1997 than in the second quarter of fiscal 1996. Costs related to retained royalties were $45,000 higher in 1997. This reflects inclusion of USET's domestic and foreign patent expenses ($17,000) and amortization of the costs of intangible assets acquired ($35,000). Costs related to service contracts were approximately $83,000 higher than in the fiscal 1996 second quarter. This increase includes direct costs and increased personnel costs (including benefits and overheads) associated with new corporate client service contracts partly offset by lower costs related to collaborative service contracts. There were no costs related to grant revenues in either second quarter.

     General and administration expenses were $182,311 (65%) higher in the quarter ended January 31, 1997. This increase includes operating expenses supporting the Company's ongoing operations including approximately $65,000 of additional general and administration expenses of USET's operations.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $21,706 (7%) compared to the second quarter of fiscal 1996.

     Interest income decreased $12,938 (25%) because of lower average invested balances and lower interest rates in the quarter ended
January 31, 1997. Interest expense of $28,628 in the fiscal 1997 quarter relates to the debt incurred in connection with the acquisition of USET.

     In the fiscal 1997 second quarter, net income related to equity method affiliates was principally CTI's equity in the net income of EBI offset by CTI's equity in net losses of other ventures. In the quarter ended January 31, 1996, net income related to equity method affiliates included the Company's 20% equity in the net loss of USET ($7,000) and CTI's equity in the net income of EBI ($18,000).

     Other income in the second quarter of fiscal 1997 included a $40,000 gain realized on CTI's sale of available-for-sale securities offset by legal expenses in connection with the litigation detailed in Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. Other income in the second quarter of fiscal 1996 included a $30,000 gain realized on CTI's sale of available-for-sale securities offset by legal expenses in connection with the litigation mentioned in the preceding sentence.

     In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 was included in income for the second quarter of fiscal 1996.

Results of Operations - Three Months Ended January 31, 1997 (Second Quarter) vs. Three Months Ended October 31, 1996 (First Quarter)

     Consolidated revenues for the quarter ended January 31, 1997 were $256,323 (51%) higher than for the quarter ended October 31, 1996. Historically, retained royalties in the second fiscal quarter are higher than in the first quarter because of licensees who report semiannually. Retained royalties were $375,897 (156%) higher than in the first quarter. Revenues under service contracts were $119,574 (46%) lower than in the first quarter. This reduction results from completion of VVI's SBIR in the first quarter, completion of CTI's contract with the Department of the Air Force in November, 1996, and lower revenues from services under corporate and collaborative service contracts.

     Total operating expenses of $1,082,198 in the second quarter were approximately $84,000 (8%) higher than in the first quarter. Higher personnel costs and various costs related to the Company's annual meeting of shareholders contributed to this increase. In the second quarter costs of technology management services were approximately $33,000 (5%) lower and general and administration expenses were approximately $117,000 (34%) higher than in the first quarter. While costs related to service contracts were higher, both costs related to retained royalties and costs associated with new client development were lower.



                    PART II - OTHER INFORMATION

Item 2.  Changes In Securities

     (c) As of November 1, 1996, the registrant issued to Desmond Towey & Associates non-transferrable warrants to purchase 6,000 shares of the registrant's common stock at $10.50 (the mean between the high and low prices on the American Stock Exchange on November 1, 1996). The warrants were issued in partial consideration for public relations services to be provided between November 1, 1996 and April 30, 1997. The warrants become exercisable in May, 1997, and expire three years from issuance. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held December 20, 1996, the following directors were elected:

Name                          Votes For      Votes Withheld

George C.J. Bigar             5,063,168         48,486
Michael G. Bolton             5,065,793         45,861
Bruce E. Langton              5,063,418         48,236
H.S. Leahey                   5,066,093         45,561
Frank R. McPike, Jr.          5,063,168         48,486
John M. Sabin                 5,062,043         49,611
George M. Stadler             5,066,168         45,486
Harry Van Benschoten          5,063,468         48,186

     In addition, no votes were withheld as to all nominees and there were no broker non-votes.

     Also at the Company's annual meeting of stockholders held
December 20, 1996, stockholders approved the 1996 Directors' Stock Participation Plan with 4,243,428 votes for, 204,142 votes against and 37,914 votes abstained. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

     10.1* Employment Agreement between registrant and      23-25
           Frank R. McPike, Jr. dated January 7, 1997.

     11.1  Schedule of computation of earnings per share       26
           for the three and six months ended January 31, 1997 and 1996.

     27.1  Financial Data Schedule (EDGAR only).

B)  Reports on Form 8-K

     A report on Form 8-K dated November 8, 1996 was filed to report under Item 5 a change in the registrant's principal executive offices.

* Management contract or compensatory plan.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 14, 1997          By:  S/ Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer