Form 10-Q
period 1997-04-30
COMPETITIVE TECHNOLOGIES INC
filed 1997-06-12
CIK 102198

10-Q April 1997

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    April 30, 1997

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

Common Stock outstanding as of June 1, 1997  5,926,829 shares

Exhibit Index on sequentially numbered page 20 of 22.

            Page 1 of 22 sequentially numbered pages



          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       April 30, 1997 and July 31, 1996                       3-4

     Consolidated Statements of Operations for the
       three months ended April 30, 1997 and 1996               5

     Consolidated Statements of Operations for
       the nine months ended April 30, 1997 and 1996            6

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 1997                              7

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 1997 and 1996              8-9

     Notes to Consolidated Financial Statements             10-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         13-19


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                 20

Item 6.  Exhibits and Reports on Form 8-K                      20

Signatures                                                     21



                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 1997 and July 31, 1996
                                (Unaudited)

                                                April 30,      July 31,
                                                  1997           1996
ASSETS

Current assets:
  Cash and cash equivalents                   $  2,176,445   $    560,640
  Short-term investments, at market              2,174,166      3,820,990
  Receivables, including $15,769 and $19,910
    receivable from related parties in
    April and July, respectively                   496,339      1,088,030
  Prepaid expenses and other current assets         72,611        218,903
    Total current assets                         4,919,561      5,688,563

Property and equipment, net                        217,430        144,360
Investments                                        379,492        321,145
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $175,794
  and $71,790 in April and July,
  respectively                                   1,658,112      1,794,795
Directors' escrow account                          325,000        325,000
Other assets                                        33,671         94,277

    TOTAL ASSETS                              $  7,533,266   $  8,368,140

                          See accompanying notes



                       PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 1997 and July 31, 1996
                                (Unaudited)

                                                April 30,      July 31,
                                                  1997           1996

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,998 and
    $9,365 payable to related parties
    in April and July, respectively           $     77,146   $     83,571
  Accrued liabilities, including $45,493
    payable to related parties in April
    1997                                         1,362,712        794,250
  Current portion of purchase obligation           550,000        550,000
    Total current liabilities                    1,989,858      1,427,821

Noncurrent portion of purchase obligation,
  net of unamortized discount of $58,336
  and $132,633 in April and July,
  respectively                                     243,224        652,367

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      59,508         59,258
  Capital in excess of par value                25,178,144     24,993,926
  25,000 shares of treasury stock, at cost        (174,713)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                    8,728         10,605
  Accumulated deficit                          (19,832,158)   (18,661,799)

    Total shareholders' interest                 5,300,184      6,287,952

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  7,533,266   $  8,368,140

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Revenues:
  Retained royalties                          $   359,802    $   495,358
  Revenues under service contracts
    and grants, including $26,437,
    and $38,728 from related parties in
    1997 and 1996, respectively                   209,049        235,485
                                                  568,851        730,843
Costs of technology management
  services of which $30,850 was
  paid to related parties in 1997                 759,235        625,942

General and administration expenses,
  of which $3,619 and $21,158 were
  paid to related parties in 1997
  and 1996, respectively                          247,137        283,022
                                                1,006,372        908,964
Operating loss                                   (437,521)      (178,121)

Interest income                                    30,506         53,535
Interest expense                                  (17,041)       (28,642)
Income (losses) related to equity
  method affiliates                                 9,047         (3,414)
Other income (expense), net                         3,346        (51,913)

Loss before income taxes and
  minority interest                              (411,663)      (208,555)
Provision for income taxes                         21,800          7,500
Loss before minority interest                    (433,463)      (216,055)
Minority interest in losses
  of subsidiary                                    35,000             --

Net loss                                      $  (398,463)   $  (216,055)


Net loss per share
  (primary and fully diluted):                $     (0.07)   $     (0.04)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,921,172      5,882,638

                          See accompanying notes



                 PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Revenues:
  Retained royalties                          $ 1,218,101    $   986,796
  Revenues under service contracts
    and grants, including $114,391,
    and $109,699 from related parties in
    1997 and 1996, respectively                   611,875        452,534
                                                1,829,976      1,439,330
Costs of technology management
  services, of which $36,612 and $3,068
  were paid to related parties in 1997
  and 1996, respectively                        2,035,054      1,301,553

General and administration expenses,
  of which $38,879 and $68,071
  were paid to related parties in 1997
  and 1996, respectively                        1,051,596        871,277
                                                3,086,650      2,172,830
Operating loss                                 (1,256,674)      (733,500)

Interest income                                   109,696        160,112
Interest expense                                  (74,297)       (28,751)
Income related to equity method
  affiliates                                       43,366         38,677
Gain on sale of investment in Plasmaco, Inc.           --         96,907
Other income (expense), net                         7,150        (32,433)

Loss before income taxes and minority
  interest                                     (1,170,759)      (498,988)
Provision for income taxes                         34,600         22,500
Loss before minority interest                  (1,205,359)      (521,488)
Minority interest in losses of
  subsidiary                                       35,000             --

Net loss                                      $(1,170,359)   $  (521,488)


Net loss per share
  (primary and fully diluted):                $     (0.20)   $     (0.09)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,910,907      5,842,467

                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Interest
                            For the nine months ended April 30, 1997
                                           (Unaudited)

                                                                                                           Net
                                                                                                         unrealized
                                                                                                          holding
                                Preferred Stock                                                         gains (losses)
                               Shares               Common Stock     Capital in                          on available-
                             issued and           Shares             excess of       Treasury Stock      for-sale      Accumulated
                            outstanding  Amount   issued    Amount   par value    Shares held  Amount    securities      Deficit
Balance - July 31, 1996        2,427     $60,675  5,925,829 $59,258  $24,993,926    (25,000)  $(174,713) $   10,605  $(18,661,799)
  Exercise of common
    stock options . . . .                            13,000     130       86,088
  Exercise of common
    stock warrants. . . .                             6,000      60       38,190
  Stock issued under
    Directors' Stock
    Participation Plan. .                             6,000      60       59,940
  Net change in
    unrealized holding
    gains on available-
    for-sale securities .                                                                                    (1,877)
  Net loss. . . . . . . .                                                                                              (1,170,359)
Balance - April 30, 1997       2,427     $60,675  5,950,829 $59,508  $25,178,144    (25,000)  $(174,713) $    8,728  $(19,832,158)

                                       See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Cash flow from operating activities:
  Net loss                                    $(1,170,359)   $  (521,488)
    Noncash items included in net loss:
      Depreciation and amortization               285,972        187,877
      Minority interest                           (35,000)            --
      Income related to equity
        method affiliates                         (43,366)       (38,677)
      Directors' stock and stock retirement
        plan accruals                             134,650         83,380
      Amortization of discount on purchase
        obligation                                 74,297         28,629
      Other noncash items                         (42,200)       (16,015)
    Other                                              19        (44,798)
    Net changes in various operating
      accounts:
      Receivables                                 591,691       (112,722)
      Prepaid expenses and other current
        assets                                     79,041        (56,340)
      Accounts payable and accrued
        liabilities                               392,163        260,660
      Deferred revenues                            79,369         16,055
Net cash flow from (used in) operating
  activities                                      346,277       (213,439)

Cash flow from investing activities:
  Purchases of property and equipment, net       (127,181)       (35,358)
  Proceeds from sales of short-term
    investments                                 4,715,784      1,887,989
  Purchases of short-term investments          (3,012,782)    (1,370,824)
  Investments in affiliates and subsidiaries       17,679         96,907
  Cash acquired in connection with
    investment in USET, net of $500,000
    cash paid                                          --        105,171

Net cash flow from investing activities         1,593,500        683,885

Cash flow from financing activities:
  Proceeds from issuance of common stock, net     124,468        414,556
  Proceeds from minority's investment in
    subsidiary's common stock                      35,000             --
  Repayment of debt                              (483,440)            --
Net cash flow from financing activities          (323,972)       414,556

Net increase in cash and cash
  equivalents                                   1,615,805        885,002
Cash and cash equivalents, beginning
  of period                                       560,640        336,098
Cash and cash equivalents, end of period      $ 2,176,445    $ 1,221,100

                          See accompanying notes



                 PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 1997 and 1996
                                (Unaudited)

                                                  1997           1996

Supplemental cash flow information:

  Cash paid for income taxes                  $    58,665    $    68,767

Schedule of noncash investing activities:

  Investments in affiliates and subsidiaries  $        --    $(1,039,938)


Schedule of noncash financing activities:

  Debt incurred for investment in subsidiary  $        --    $ 1,145,109
  Issuance of directors' stock                $    60,000    $    40,000

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

                                For the nine
                               months ended
                               April 30, 1996

Total revenues                   $ 1,860
Operating loss                      (574)
Net loss                            (416)

Net loss per share               $ (0.07)

3.   Short-term Investments

     As of April 30, 1997 the components of the Company's available-for-sale securities are as follows (in thousands):

                              Gross       Gross
                            Unrealized  Unrealized
                 Aggregate   Holding     Holding    Amortized    Maturity
Security Type    Fair Value   Gains      Losses     Cost Basis   Grouping

U.S. Treasury                                                     Within
  Bills           $ 1,490      $ 9          --       $ 1,481      1 year
Other U.S.
  government                                                      Within
  debt                                                            1 year
  securities          684       --          --           684

 Total            $ 2,174      $ 9          --       $ 2,165

    For the quarters ended April 30, 1997 and 1996, respectively, proceeds from the sale of available-for-sale securities were $2,237,675 and $476,197 which resulted in gross realized gains of $18,410 and $1,163. For the nine months ended April 30, 1997 and 1996, respectively, proceeds from the sale of available-for-sale securities were $4,715,784 and $1,887,989 which resulted in gross realized gains of $58,055 and $32,258. Cost is based on specific identification in computing realized gains.

4.   Receivables

     Receivables comprise:

                                    April 30,      July 31,
                                      1997           1996

Royalties                          $  311,629     $  879,380
Government contracts                   26,599         74,978
Other                                 158,111        133,672
                                   $  496,339     $1,088,030

5.   Accrued Liabilities

     Accrued liabilities were:

                                    April 30,      July 31,
                                      1997           1996

Accrued compensation               $  224,488     $ 125,256
Royalties payable                     848,736       417,656
Deferred revenues                      95,956        16,587
Other accrued liabilities             193,532       234,751
                                   $1,362,712     $ 794,250

6.   Contingencies

     In November, 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through April 30, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned and are expected to occur later in calendar 1997.



            PART I.  FINANCIAL INFORMATION (Continued)

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $2,176,445 at April 30, 1997 are $1,615,805 higher than cash and cash equivalents of $560,640 at July 31, 1996. Operating activities provided $346,277, investing activities provided $1,593,500 and financing activities used $323,972.

     Competitive Technologies, Inc. ("CTI") and its majority-owned subsidiaries' ("the Company") net loss of $1,170,359 for the nine months ended April 30, 1997 included the following noncash items: depreciation and amortization of approximately $286,000, income related to equity method affiliates of approximately $43,000, amortization of discount on purchase obligation of approximately $74,000 and accruals of approximately $151,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Approximately $568,000 of cash provided by operations was from the decrease in royalties receivable and $431,000 was provided by the increase in royalties payable. This reflects the normal cycle of royalty collections and payments after the consolidation of University Science, Engineering and Technology, Inc. ("USET"). Higher deferred revenues also provided approximately $79,000 in cash from operations.

     Approximately $127,000 of property and equipment purchased in the nine-month period ended April 30, 1997 relate to equipment additions and technical upgrades for added staff and increased client service capabilities ($28,000) and improving ($30,000) and furnishing ($69,000) CTI's principal office. CTI relocated its principal office on November 8, 1996 and expects additional expenditures to complete those improvements during the next three months.

     Proceeds from sales of short-term investments of approximately $4,716,000 are from maturities of the Company's U.S. government debt securities. The Company reinvested more than $3,000,000 in U.S.
government debt securities.

     In the nine-month period ended April 30, 1997, the Company received $86,218 from stock options exercised to purchase 13,000 shares of common stock at prices from $6.5625 to $6.75 and $38,250 from warrants exercised to purchase 6,000 shares of common stock at $6.375.

     On January 31, 1997, the Company paid approximately $483,000 of the USET purchase obligation. This installment was 60% of USET's gross retained earned revenues for the preceding calendar year as provided in the purchase agreement.

     In March, 1997, a third party invested $35,000 cash in exchange for approximately 5% equity in Vector Vision, Inc. ("VVI"). These funds have been or are expected to be used in partial support of VVI's development activities through the remainder of fiscal 1997.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTI.

     At April 30, 1997, the Company had no outstanding commitments for capital expenditures. The Company expects to pay approximately
$550,000 of the USET purchase obligation on January 31, 1998 with the balance of $302,000 to be paid in 1999.

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

     VVI, CTI's 50.1%-owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will proceed at a minimum level. The Company, the inventor and others are committed to support VVI's development activities through the remainder of fiscal 1997 to a total of approximately $110,000, during which time VVI's goal is to improve its video compression software product for MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access. The Company and others have supported VVI's operating activities during the second and third quarters of 1997. VVI's operating activities during the first quarter of 1997 were funded primarily by the approximately $36,000 remaining on its Small Business Innovation Research ("SBIR") contract awarded in April, 1996.

     With more than $4,350,000 in cash, cash equivalents and short-term investments at April 30, 1997, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to three years for its current operating activities as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related investments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to currently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.


Results of Operations - Nine Months Ended April 30, 1997 vs. Nine
Months Ended April 30, 1996

     Through January 31, 1996, the Company accounted for its investment in USET on the equity method and recorded 20% of USET's net income. The Company has consolidated USET's results of operations for all periods since February 1, 1996.

     Consolidated revenues for the nine months ended April 30, 1997, were $390,646 (27%) higher than for the nine months ended April 30, 1996. Retained royalties were $231,305 (23%) higher than in the nine months of fiscal 1996. However, excluding USET's effect, retained royalties were $17,425 (3%) lower. Up-front license fees for a plasma display energy recovery technology of approximately $97,000 for the nine months ended April 30, 1996 were non-recurring and this decrease was partially offset by a new license fee and increased royalties on several technologies for the nine months ended April 30, 1997. There were also modest increases in royalties from sales of Renova and Ethyol (see Item 7 in the Company's Annual Report on Form 10-K for the year ended July 31, 1996). Consolidating USET's retained royalties increased retained royalties for the nine months ended April 30, 1997 by $248,730 (25%) as compared with the nine months ended April 30, 1996.

     Revenues under service contracts and grants were $611,875 in the nine months of fiscal 1997, $159,341 (35%) higher than in the nine months of fiscal 1996. Revenues from intercorporate service contracts, including CTI's first revenue from transferring rights to a corporate client's technology, were $357,800 in fiscal 1997, approximately $221,000 higher than in fiscal 1996. Expansion of the Company's focus to include providing technology management services to corporations is beginning to generate revenues. Revenues from service contracts for various government clients of $203,000 in fiscal 1997 were $82,000 lower than in fiscal 1996. VVI's SBIR contract was completed in October, 1996, and CTI's contract with the Department of the Air Force was completed in November, 1996. Revenues from this contract for the nine months ended April 30, 1997 were lower than in the nine months ended April 30, 1996.

     There were no grant revenues in the nine months of fiscal 1997 compared with approximately $7,784 in support of VVI's development activities in the nine months of fiscal 1996.

     Costs of technology management services were approximately $734,000 (56%) higher in the first nine months of fiscal 1997 than in the first nine months of fiscal 1996 as more fully discussed below. The Company expects costs of technology management services to continue to increase as it expands its technology management services to corporations and universities.

     Costs related to retained royalties were $164,000 higher in 1997 than in 1996. This increase includes $104,000 in amortization of the cost of intangible assets acquired in connection with the purchase of USET. It also reflects increased costs for personnel and consultants retained to assist in evaluating and marketing corporate technologies, domestic patent costs on a new university technology and lower recoveries of foreign patent costs against university royalties.
These costs include domestic and foreign patent prosecution, maintenance and litigation expenses. The Company carefully evaluates the future revenue potential of each technology before it incurs substantial patent or enforcement expenses.

     Costs related to service contracts and grants (including direct charges for subcontractors' services and personnel costs associated with service contracts) increased $264,000 compared with the first nine months of fiscal 1996. This increase includes costs in connection with VVI's SBIR contract and efforts to develop its video compression technology ($108,000), and increased personnel (including benefits and overheads) and direct costs associated with corporate and collaborative service contracts.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) increased approximately $305,000 over the first nine months of fiscal 1996. The Company's strategic decision to expand its focus to include providing technology management services to corporations required hiring experienced employees to identify and develop new opportunities into client relationships.

     General and administration expenses were approximately $180,000 (21%) higher in the nine months ended April 30, 1997. This increase includes operating expenses supporting the Company's and USET's ongoing operations. In addition, the Company signed a new five-year office lease beginning in November, 1996, (and incurred relocation expenses in November, 1996) which is expected to increase other operating expenses in the remaining quarter of fiscal 1997.

     The net effect of these increases in operating revenues and expenses was to increase the Company's operating loss by $523,174
(71%) compared with the first nine months of fiscal 1997.

     Interest income decreased $50,416 (31%) because of lower average invested balances and lower interest rates in the nine months ended April 30, 1997. Interest expense of $74,297 in fiscal 1997 relates to the debt incurred in connection with the acquisition of USET.

     In the nine months ended April 30, 1997, net income related to equity method affiliates was principally CTI's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($51,000) partially
offset by CTI's equity in net losses of other ventures.   At April 30,
1997, CTI owned 33.7% of the outstanding common stock of Knowledge Solutions, Inc. ("KSI"), and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996), but has no further obligation to provide additional funding to KSI. CTI's investment in KSI has been reduced to zero. In the nine months ended April 30, 1996, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($30,000), its equity in the net loss of KSI ($44,000) and its equity in the net income of EBI ($53,000).

     In January, 1996, CTI received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTI's investment in Plasmaco, Inc. was carried at no value, the $96,907 was included in income for the second quarter of fiscal 1996.

     Other income for the nine months ended April 30, 1997, includes approximately $58,000 gain from short-term investments.

     Other expenses for the nine months ended April 30, 1997, were legal expenses incurred in connection with a suit brought against CTI, some of its subsidiaries and directors as more fully detailed in Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. Further hearings in this case have been adjourned and are expected to occur later in calendar 1997. CTI is unable to estimate the related legal expenses which may be incurred in the remaining quarter of 1997. Unilens made no payments in either year's nine-month period. Since CTI carries this receivable at zero value, any collections will be recorded in the period collected. Through April 30, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January, 1989, sale of UOP's assets to Unilens. As cash proceeds were received, CTI paid a 4% cash commission to Optical Associates, L. P., its joint venture partner.

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


Results of Operations - Three Months Ended April 30, 1997 vs. Three Months Ended April 30, 1996

     Consolidated revenues for the quarter ended April 30, 1997, were $161,992 (22%) lower than for the quarter ended April 30, 1996. Retained royalties were $135,556 (27%) lower partially due to a nonrecurring effect from consolidating USET for the first time in the 1996 quarter. This effect was partially offset by the net increase in royalty revenues from the USET portfolio including a license fee on a technology under development. Revenues under service contracts were $26,436 (11%) lower, reflecting lower revenues from collaborative service contracts (primarily CTI's contract with the Department of the Air Force) partly offset by increased revenues from corporate client service contracts. There were no grant revenues in either year's third quarter.

     Costs of technology management services were $133,293 (21%) higher in the third quarter of fiscal 1997 than in the third quarter of fiscal 1996. Costs related to retained royalties were $51,000 lower in 1997. Costs related to service contracts were approximately $97,000 higher than in the fiscal 1996 third quarter. Most of this increase relates to VVI's efforts to develop its video compression technology. Costs associated with new client development increased approximately $87,000 compared with the third quarter of fiscal 1996. There were no costs related to grant revenues in either third quarter.

     General and administration expenses were $35,885 (13%) lower in the quarter ended April 30, 1997. This reflects increased focus on technology management services and new client development.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $259,400
(146%) compared to the third quarter of fiscal 1996.

     Interest income decreased $23,029 (43%) because of lower average invested balances and lower interest rates in the quarter ended April 30, 1997. Interest expense of $17,041 in the fiscal 1997 quarter relates to the debt incurred in connection with the acquisition of USET.

     In the fiscal 1997 third quarter, net income related to equity method affiliates was principally CTI's equity in the net income of EBI offset by CTI's equity in net losses of other ventures. In the quarter ended April 30, 1996, net income related to equity method affiliates included CTI's equity in the net income of EBI ($18,000) and in the net loss of KSI.

     Other income in the third quarter of fiscal 1997 included an $18,000 gain realized on CTI's sale of available-for-sale securities offset by legal expenses in connection with the litigation detailed in Note 16 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. Other expense in the third quarter of fiscal 1996 was primarily legal expenses in connection with the litigation mentioned in the preceding sentence.


Results of Operations - Three Months Ended April 30, 1997 (Third
Quarter) vs. Three Months Ended January 31, 1997 (Second Quarter)

     Consolidated revenues for the quarter ended April 30, 1997 were $189,873 (25%) lower than for the quarter ended January 31, 1997. Historically, retained royalties in the third fiscal quarter are lower than in the second quarter because of licensees who report semiannually. Retained royalties were $257,296 (42%) lower than in the second quarter. Revenues under service contracts were $67,423 (48%) higher than in the second quarter. This increase resulted principally from higher revenues for services to corporate clients and for transferring rights to a corporate client's technology.

     Total operating expenses of $1,006,372 in the third quarter were approximately $75,826 (7%) lower than in the second quarter. Higher personnel costs and various costs related to the Company's annual meeting of shareholders contributed to the higher level of expenses of the second quarter. In the third quarter costs of technology management services were approximately $138,000 (22%) higher and general and administration expenses were approximately $214,000 (46%) lower than in the second quarter. Costs related to service contracts, costs related to retained royalties and costs associated with new client development were all higher in the third quarter.



                    PART II - OTHER INFORMATION

Item 2.  Changes In Securities

     (c) On April 4, 1997, Desmond Towey & Associates exercised warrants to purchase 6,000 shares of the registrant's common stock at $6.375 per share ($38,250 total) in cash. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants and the shares bear restrictive legends.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

     11.1  Schedule of computation of earnings per share
           for the three and nine months ended April 30,
           1997 and 1996.                                     22

     27.1  Financial Data Schedule (EDGAR only).

B)  Reports on Form 8-K

     No reports on Form 8-K were filed during this quarter.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 12, 1997           By:  S/ Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer