Form 10-K
period 1997-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1997-10-29
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended July 31, 1997.

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 1-8696


                    COMPETITIVE TECHNOLOGIES, INC.
        (Exact name of registrant as specified in its charter)


    Delaware                                   36-2664428
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


   1960 Bronson Road
   P.O. Box 340
   Fairfield Connecticut                           06430
(Address of principal executive                 (Zip Code)
offices effective)

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

Exhibit Index on sequentially numbered page 53.

               Page 1 of 65 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

      As of October 21, 1997, 5,956,403 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $53,488,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

      Incorporated Document                Location in Form 10-K

      Registrant's definitive proxy             Part III
      statement for its 1997 annual
      meeting of stockholders


                                 PART I

Item 1.  Business
                              Introduction

      Competitive Technologies, Inc. ("the registrant" or "CTT"), a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968, is engaged primarily in providing technology management services to corporations, to federal agencies and laboratories, and to universities with the goal of maximizing returns on clients' investments in technology. In December, 1994, the registrant changed its corporate name from University Patents, Inc. to Competitive Technologies, Inc.

      On January 31, 1996, UPAT Services, Inc. ("USI"), a wholly-owned subsidiary of CTT, purchased the partnership interests of the other limited partners in USET Acquisition Partners, L. P. ("UAP") and thereby acquired 100% of USET Holding Co. ("Holding") and University Science, Engineering and Technology, Inc. ("USET"). The total purchase price was $1,835,000 with $500,000 paid in cash at the closing and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. This transaction is more fully described in Note 2 to Consolidated Financial Statements. Effective January 31, 1996, CTT began to account for UAP, Holding and USET as consolidated subsidiaries. Accordingly, their results of operations have been included in consolidated results of operations from January 31, 1996. Through January 31, 1996, CTT accounted for its investment in UAP, Holding and USET on the equity method and recorded 20% of their net income.

      In February, 1995, the registrant sold a significant portion of its investment in NovaNET Learning, Inc. (formerly University Communications, Inc.) ("NLI") to Barden Companies, Inc. As a result of this and related transactions, as more fully described in Note 16 to Consolidated Financial Statements, the registrant received approximately $3 million in cash and reduced its ownership in NLI from 55.1% to 14.5%. The registrant carries its remaining investment in NLI on the cost method. Accordingly, CTT's investment in NLI prior to February, 1995 is presented in the registrant's financial statements as a discontinued operation.

      The aggregate number of persons employed full-time by the registrant and its subsidiaries on October 1, 1997 was approximately
23. Substantially all employees are salaried and none is represented by a labor union. Certain of these employees also perform services for Knowledge Solutions, Inc.

                     Technology Management Services

Technology Transfer Services

To Universities

      The registrant and its subsidiaries, Competitive Technologies of PA, Inc. ("CTT-PA"), USET and Competitive Technologies of Ohio, Inc. ("CTT-OH"), provide technical evaluation, patent and market assess-ment, patent application and prosecution, patent enforcement, licensing, license management and royalty distribution services under agreements with Lehigh University, former university clients of the registrant and other research institutions. In negotiating new agreements with research institutions, the registrant seeks a collaborative relationship with the research institution in which both parties share the expenses of the technology transfer process on an agreed basis. Central to this approach to maximizing return on investments in technology is assessing the invention's patentability and marketability as early in the process as possible to focus investments on inventions with higher potential for success in the marketplace.

      Retained royalty revenues for the registrant and its subsidiaries in the last five years were derived from the following portfolios (in thousands):

                       1997      1996       1995       1994       1993

The USET portfolio:
  Registrant's
  share               $  943    $  972     $  752     $  671     $  618
  USET's share           835       611         --         --         --
The CTT-PA
  portfolio           $   57    $   37         44         47         33
                      $1,835    $1,620     $  796     $  718     $  651

      In addition to retained royalties earned from services to university clients, CTT-PA earned approximately $142,000, $59,000, $44,000, $39,000 and $25,000 under service contracts to provide technology management and related services to Lehigh University for the years ended July 31, 1997, 1996, 1995, 1994 and 1993, respective-ly. (References herein to years are to fiscal years ended July 31, unless the context otherwise requires.)

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

      USET was obligated to pay Macmillan, Inc. 90% of its royalties earned in excess of $400,000 per year through August 31, 1995, up to an aggregate maximum of $3,750,000 (as specifically set forth in the purchase agreement with Macmillan, Inc. dated August 20, 1990). Through July 31, 1997, USET had made contingent payments which totaled $989,000. No further contingent purchase price payments are required to be made.

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

      The sharing between the registrant and USET of royalties remaining after distribution of the university's share was agreed on June 28, 1988 when the registrant sold its technology management operations to Maxwell while retaining a 70%, 50% or 10% interest in the revenues and certain patent expenses related to the portfolio of technologies. The 70% technologies were seven specifically identified inventions, including gallium arsenide semiconductors. The 50% technologies were those which were or had been licensed or optioned prior to June 28, 1988. The 10% technologies were those which had never been licensed or optioned on or before June 28, 1988. The portfolio of technologies managed by USET excludes Renova in which Macmillan, Inc. and the registrant each retains a 50% interest.

      On February 12, 1993, the registrant acquired 80% of the stock of CTT-PA, previously a wholly-owned subsidiary of Lehigh University ("Lehigh"), in exchange for $750,000 payable in 74,302 unregistered shares of the registrant's common stock (see Note 3 to Consolidated Financial Statements). CTT-PA has a contract to manage Lehigh's technology portfolio through September 30, 1997, subject to certain conditions. In addition to paying an annual fee for these services, Lehigh provides CTT-PA office space and the services of five MBA students. In each year of the contract, CTT-PA retains the first $100,000 of royalties received under licenses of Lehigh technologies and 75% of royalties received in excess of $100,000, if any. The renewal terms of this contract are currently being negotiated.

      The only two technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for the registrant and its subsidiaries during 1997, 1996 and 1995 were gallium arsenide semiconductors and Vitamin B12 assay.

      Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March, 1983 to May, 1989 and expire from May, 2001 to September, 2006. These inventions are licensed to Mitsubishi Electric Corporation, NEC Corporation, Phoenix Photonix, Inc., Polaroid Corporation, Spectra Diode Laboratories, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Retained royalties received from the gallium arsenide semiconductor inventions were approximately $282,000 (15%), $289,000 (18%) and $159,000 (20%) of total retained royalties in 1997, 1996 and 1995, respectively.

      The improved assay procedure for diagnosing Vitamin B12 deficiencies was developed at the University of Colorado. U.S. patents have issued from February, 1980 to May, 1984 and expire from February, 1997 to May, 2001. Certain of these licenses are expected to expire in April, 1998. These expiring licenses contributed approximately $150,000 (8%) of total retained royalties in fiscal 1997. These assay procedures are licensed to Abbott Laboratories, Bayer Corporation, Bio-Rad Laboratories, Inc., Boehringer Mannheim, Chiron Diagnostics Corporation, Dade International, Inc., Diagnostic Products Corporation, ICN Biomedicals, ICN East, Inc. and Beckman Instruments, Inc. On the basis of information received from licensees and other sources, these assay procedures are in current use.
Retained royalties received from the Vitamin B12 assay were approxi-mately $581,000 (32%), $562,000 (35%) and $288,000 (36%) of total retained royalties in 1997, 1996 and 1995, respectively.

      In fiscal 1998, the Company plans to implement an aggressive program to license an assay used to determine whether an individual has an elevated level of homocysteine and a corresponding deficiency of folate or vitamin B12. Recent studies indicate that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general artery damage. The Company's patent which covers this homocysteine assay expires in 2007. There can be no assurance that the Company will be successful in licensing its homocysteine assay nor can the Company predict the timing or amounts of retained royalties which may be earned from such licensing or the timing or costs which may be incurred in licensing this assay.

      The registrant's foreign operations are limited to royalties received from foreign sources (see Note 6 to Consolidated Financial Statements).

      The registrant is actively pursuing additional university technology transfer relationships throughout the world. During 1997, 1996 and 1995 the registrant made agreements with five, five and two additional universities, respectively, to provide technology management services to them.

To Federal Agencies and Laboratories

      The registrant and its subsidiaries provide technology transfer and other research services directly or indirectly to Federal agencies and laboratories. These contracts accounted for approximately $171,000 (27%), $351,000 (53%)and $634,000 (70%) of revenues earned under service contracts and grants in 1997, 1996 and 1995, respective-ly.

      On January 24, 1995, the registrant was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. Work on the contract began in February, 1995, and was completed in November, 1996. Through July 31, 1997, the registrant had earned and recognized approximately $833,000 of revenue on this contract of which approximately $479,000 was paid or payable to subcontractors. Revenues retained by the registrant under this contract contributed to recovering some of its personnel and overhead costs.

      In addition to the Air Force contract, the registrant and its subsidiaries provided services indirectly to Federal agencies under subcontracts to Lehigh University. CTT-PA earned approximately $83,000, $96,000 and $106,000 under one of these subcontracts in 1997, 1996 and 1995, respectively. This subcontract runs through December, 1997. Since the Federal agency will not be funding the Lehigh University contract, Lehigh University is seeking other funding for its project. Renewal of CTT-PA's subcontract after December, 1997 depends upon whether sufficient other funding can be obtained by Lehigh University.

      In March, 1996, Vector Vision, Inc. ("VVI"), the registrant's 52.3% owned subsidiary, was awarded a Small Business Innovation Research ("SBIR") fixed price contract totaling $99,000 for six months of research on robust video coding techniques for wireless video communications. Approximately $63,000 of this contract was earned and recorded during 1996; the remaining $36,000 was earned and recorded in the first quarter of 1997.

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

To Corporations

      The registrant also provides various technical, patent and market assessment and licensing services to corporations under contracts for specific projects. These projects have included evaluation of technologies for patentability, economic and technical feasibility and commercial potential. Revenues under these contracts were approxi-mately $350,000, $155,000 and $29,000 in 1997, 1996 and 1995, respec-
tively. The registrant and its subsidiaries have served several corporate clients during 1997 and have agreements to provide technology management services in 1998.

Investments in Development-Stage Companies

      The registrant generally does not finance research and develop-ment of technologies. However, in certain instances, the registrant has been involved in forming companies to exploit specific technolo-gies it believed were beyond the pure research and development stage.

      In 1994 the registrant formed Knowledge Solutions, Inc. ("KSI") to develop products using a multimedia training process model from Lehigh University. The registrant participated in four rounds of financing (see Note 4 to Consolidated Financial Statements) which generated $465,000 in equity and $100,000 in debt funding for KSI.
In addition, KSI received a $75,000 grant to support its development activities. At July 31, 1997, the registrant owned 33.7% of KSI's outstanding common stock. Through July 31, 1997, the registrant had recorded a total of $241,000 as its equity in the losses of KSI during the development of KSI's first products. Unless KSI earns substantial revenues from product sales or from future contracts to develop other multimedia training products, it will not be able to continue its operations, which are currently at a minimal level. Neither the registrant nor KSI's other major shareholder expects or has committed to provide additional funding to support KSI.

      In 1994 the registrant established a majority-owned subsidiary, VVI, to develop and exploit a video compression technology developed at Lehigh University. Research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $195,000, $64,000 and $86,000 were incurred by VVI in 1997, 1996 and 1995, respectively. Since its inception VVI has obtained $252,000 in equity funding, $49,000 in grant funding and $99,000 in a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see Note 14 to Consolidated Financial Statements).
At July 31, 1997, the registrant owned 52.3% of VVI's outstanding common stock. VVI's minority shareholders are or were employees of VVI or CTT-PA. Unless VVI obtains additional financing, it will not be able to continue development of its video compression technology. VVI continues its quest to contribute to the developing video compression standard for telecommunications. In addition, CTT-PA continues to seek alternate possibilities for commercialization of this technology.

      In 1995 the registrant invested in Equine Biodiagnostics, Inc. ("EBI"), a company organized to provide diagnostic laboratory services for the equine industry. EBI's initial product had already been tested and was marketed in EBI's first month of operations. The registrant has recorded equity in EBI's net income of $151,000 from inception through July 31, 1997. At July 31, 1997, the registrant owned 37.5% of EBI's outstanding stock.

      In June, 1986, the registrant was instrumental in forming NovaNET Learning, Inc. (formerly University Communications, Inc.) ("NLI") to commercialize NovaNET, an interactive education and communication network developed at the University of Illinois. NLI's revenues have grown to $9,756,000 for the fiscal year ended July 31, 1997. In February, 1995, the registrant sold the majority of its shares of NLI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the sale. After the sale the registrant owned 14.5% of NLI's outstanding common stock. See Note 16 to Consolidated Financial Statements.

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

Special Factors

      Losses During Past Fiscal Years. On a consolidated basis the registrant incurred net losses from continuing operations of $1,571,000, $588,000 and $641,000 in 1997, 1996 and 1995, respective-
ly. The registrant's share of net income from NLI's discontinued operations was $99,000 in 1995. The registrant reported a net gain on disposal of discontinued operations of $2,534,505 on its sale of NLI shares to Barden Companies, Inc. in 1995. The registrant's operating activities used $897,000, $1,228,000 and $40,000 in 1997,
1996 and 1995, respectively. The registrant's investing and financing activities provided $1,267,000 and $1,452,000 in 1997 and 1996, respectively, and used $501,000 1995.

      Reliance on and Lack of Control of Licensees. To the extent that the registrant and its subsidiaries share in royalties received from licensees, the revenues from such licensees are dependent upon the efforts and expenditures of such licensees. Retained royalties were 74%, 71% and 47% of the registrant's consolidated total revenues in 1997, 1996 and 1995, respectively. The registrant has no control over the efforts and expenditures of such licensees. In addition, development of new products by licensees involves high risk since many new technologies do not become commercially profitable products despite the application of extensive development efforts by such licensees. Licensees are not required to advise the registrant of problems which may be encountered in the attempt to develop commercial products and such information is usually treated as confidential by such licensees. It may be assumed that problems will be encountered frequently by licensees and only if such licensees succeed in resolving those problems will the licenses generate royalty income in which the registrant can share.

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

      Dependence on Patents. Revenues from patent licenses are subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that new or alternative technologies may render licensed patents uncommercial. In addition, upon expiration of all patents underlying a patent license, royalties to the registrant from such license will cease, and there can be no assurance that the registrant will be able to replace such royalties with royalty revenues from other licenses.

      Risks Pertaining to Contracts with Federal Agencies and Laboratories. To the extent that the registrant and its subsidiaries earn revenues under contracts and subcontracts from agencies or laboratories of the Federal government, their revenues under such service contracts are dependent upon continued funding of the related activities by the Federal government. Revenues under service contracts or subcontracts from agencies or laboratories of the Federal government were 8%, 15% and 37% of the registrant's consolidated total revenues in 1997, 1996 and 1995, respectively. The registrant has no control over funding decisions of the Federal government, contract decisions of the Federal agencies and laboratories or subcontract decisions of other government contractors. To the extent that government service contracts must be renewed, there can be no assurance that they will be renewed. Although the registrant and its subsidiaries continue to propose on such contracts as they deem appropriate to their expertise and experience, there can be no assurance that they will be successful in obtaining such contracts.

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

      Dependence on Key Personnel. The registrant believes that the growth of its business is dependent upon the knowledge and abilities of a small number of employees and that the loss of such persons could have an adverse effect on future activities of the registrant. The principal key employees are Messrs. George M. Stadler and Frank R. McPike, Jr. Mr. Stadler, the registrant's president and chief executive officer, has 23 years of experience in technology management and commercialization and has been its president since September, 1992. Mr. McPike has been with the registrant for 14 years as chief financial officer and is responsible for the registrant's financial and administrative operations.

      Competition. Competition in the technology management services business is vigorous. Several organizations, some of which are well established and have greater financial resources than the registrant, provide technology management services.

                         Discontinued Operations

Computer-based Education Services Segment

      On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from the registrant additional shares of NovaNET Learning, Inc. (formerly University Communications, Inc.) ("NLI") common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by the registrant. In connection with Barden's purchase, the registrant offered to purchase from all NLI shareholders other than Barden a number of their shares of NLI common stock to allow all NLI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, the registrant purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. The registrant's net gain on these transactions was $2,534,505 which was recorded in the third quarter of fiscal 1995.
Upon completion of these and other transactions, Barden owned 52.1% and the registrant owned 14.5% of the outstanding common stock of NLI.

      Effective February 15, 1995, the registrant began to account for its investment in NLI of $159,375 on the cost method. Consolidated financial statements for the registrant and its subsidiaries for all prior periods present NLI's net assets and the registrant's equity in NLI's net results of operations as a discontinued operation.

      NLI previously comprised the computer-based education services segment in the registrant's consolidated financial statements but is now presented as a discontinued operation. The registrant's equity in NLI's net income from operations for the six and one-half months to February 15, 1995 was $99,000. At various times since NLI's initial funding in June, 1986, the registrant had invested an aggregate of $1,997,000 in NLI equity.

      NLI's revenues were $2,764,000, for the six and one-half months ended February 15, 1995 (date of sale). NLI markets its interactive courseware throughout the United States principally to schools and colleges, drop-out prevention programs, correctional and other institutions aimed at improving teenage and adult literacy.

Item 2. Properties

      Since November, 1996, the registrant and USET have occupied approximately 9,000 square feet in an office building in Fairfield, Connecticut under a lease which expires December 31, 2001. The registrant has an option to renew the lease through December 31, 2006.

      Subsidiaries of the registrant have offices in Bethlehem, Pennsylvania and Cleveland, Ohio under operating leases. In October, 1997, the registrant decided to close its Cleveland, Ohio office. It expects to negotiate either an early termination or an assignment of the related operating lease.

      The registrant believes the remaining facilities are adequate for its current and near-term operations.

Item 3. Legal Proceedings

      On November 4, 1991 a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates Limited Partnership ("OALP") and Optical Associates Management Corp. ("OAMC") purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. ("GTM"), University Optical Products Co. ("UOP"), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA ("Unilens") and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obliga-tions; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed
GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. The management of the registrant believes, based upon all of the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned to a later date.

      On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the registrant was not and is not a party to this case, the registrant had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the registrant is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the registrant's share will be approximately $5.5 million. The registrant is advised that the case is currently awaiting final decision by the trial court on post trial motions filed by the plaintiffs and that the defendant has filed a notice of appeal in the Federal Circuit Court of Appeals. There can be no assurance that plaintiffs will prevail on appeal, nor can registrant predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 4A.  Executive Officers of the Registrant

                                Principal Occupation and Position
Name                       Age  and Office with Registrant

George M. Stadler          50   President and Chief Executive Officer
                                and director since December 1993.
                                Prior thereto President and Chief
                                Operating Officer since September
                                1992; President,  Competitive Technol-
                                ogies of PA, Inc. since April 1991;
                                Managing Partner of VenTex, a joint
                                venture involving Texas Research and
                                Technology Foundation and the regis-
                                trant from November 1989 to April
                                1991; Chief Venture Officer, Texas Re-
                                search and Technology Foundation from
                                January 1989 to April 1991.

Frank R. McPike, Jr.       48   Secretary since August 1989; Treasurer
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

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

      (a) The registrant's common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.


      Fiscal Year Ended July 31, 1997           High       Low

           First Quarter....................    12 1/4     9 1/4
           Second Quarter...................    12 1/2     9 1/8
           Third Quarter....................    11 1/2     8 3/8
           Fourth Quarter...................    11 3/4     8 1/2

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

      At October 21, 1997 there were approximately 976 holders of record of the registrant's common stock.

      (b)  As of May 1, 1997, the registrant issued to Desmond Towey
& Associates non-transferrable warrants to purchase 6,000 shares of the registrant's common stock at $10.50 (the mean between the high and low prices on the American Stock Exchange on November 1, 1996). The warrants were issued in partial consideration for public relations services to be provided between May 1, 1997 and October 31, 1997. The warrants become exercisable in November, 1997, and expire two and one-half years from issuance. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

                                       COMPETITIVE TECHNOLOGIES, INC.
                                         Selected Financial Data (1)
                                             Years ended July 31

Item 6.  Selected Financial Data

                                        1997            1996 (3)       1995            1994           1993
Retained royalties                  $ 1,835,041     $ 1,619,909    $   796,243     $   717,514    $   650,651
Revenues under service
  contracts and grants                  641,176         660,287        906,952         245,264         84,470
       Total revenues               $ 2,476,217     $ 2,280,196    $ 1,703,195     $   962,778    $   735,121

Loss from continuing
  operations (2)                    $(1,571,045)    $  (588,101)   $  (641,249)    $  (828,996)   $(1,446,811)
Income (loss) from operations of
  discontinued operation                     --              --         99,468         (10,786)      (449,724)
Net gain (loss) on disposal of
  discontinued operations                    --              --      2,534,505         221,852         (9,314)
Net income (loss)                   $(1,571,045)    $  (588,101)   $ 1,992,724     $  (617,930)   $(1,905,849)

Net (loss) income per share of
  common stock:
  Continuing operations             $     (0.27)    $     (0.10)   $     (0.11)    $     (0.15)   $     (0.27)
  Operations of discontinued
    operation                                --              --           0.02              --          (0.08)
  Net gain (loss) on disposal of
    discontinued operations                  --              --           0.43            0.04             --
  Net income (loss)                 $     (0.27)    $     (0.10)   $      0.34     $     (0.11)   $     (0.35)

Weighted average number of common
  and common equivalent shares
  outstanding                         5,914,868       5,853,814      5,814,826       5,761,610      5,478,082

At year end:
Cash, cash equivalents
  and short-term investments        $ 3,465,005     $ 4,381,630    $ 4,957,143     $ 1,939,525    $   873,508
Total assets                        $ 7,203,480     $ 8,368,140    $ 6,768,942     $ 4,766,745    $ 4,454,778
Long-term obligations               $   260,265     $   652,367    $        --     $        --    $        --
Shareholders' interest              $ 5,014,746     $ 6,287,952    $ 6,289,524     $ 4,149,775    $ 4,133,093

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes net income (losses) related to equity method affiliates of approximately $58,000, $34,000, ($104,000), $20,000 and ($1,013,000)
     in 1997, 1996, 1995, 1994, and 1993, respectively, and gain on issuance of shares by subsidiary of $233,000 in 1993.

(3) Includes results of USET's operations on a consolidated basis for the six months from January 1, 1996 through July 31, 1996 (see Note 2 to Consolidated Financial Statements).

(4)  No cash dividends were declared or paid in any year presented.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $930,592 at July 31, 1997 are $369,952 higher than cash and cash equivalents of $560,640 at July 31, 1996. Operating activities used $896,712, investing activities provided $1,584,072 and financing activities used $317,408 in the year ended July 31, 1997.

     In October, 1997, Competitive Technologies, Inc.'s ("CTT") management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. The plan is for operating functions previously performed in Cleveland to be performed in other Company offices. Certain Cleveland employees may be relocated to the Company's principal executive office. The Company will recognize costs related to this action, which are not expected to be material, in fiscal 1998.

     CTT and its majority-owned subsidiaries' ("the Company") loss from continuing operations of $1,571,045 for the year ended July 31, 1997 included the following noncash items: depreciation and amortization of approximately $384,000, income related to equity method affiliates of approximately $58,000, amortization of discount on purchase obligation of approximately $91,000 and accrued expenses of approximately $196,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $409,000 increase in royalties receivable and the $420,000 increase in royalties payable.

     Approximately $160,000 of property and equipment purchased in the year ended July 31, 1997 related to equipment additions and technical upgrades for added staff and increased client service capabilities ($28,000) and improving ($55,000) and furnishing ($77,000) CTT's principal office. CTT relocated its principal office on November 8, 1996.

     Proceeds from sales of investments of approximately $6,180,000 are $4,550,000 from sales of available-for-sale securities and $1,305,000 from sales of other short-term investments. The expiration of the directors' escrow account on July 31, 1997 also provided
$325,000 in cash.  The Company reinvested $4,494,000 in U.S.
government debt securities.

     In fiscal 1997, CTT received $92,782 from stock options exercised to purchase 14,000 shares of common stock at prices from $6.5625 to $6.75 and $38,250 from warrants exercised to purchase 6,000 shares of common stock at $6.375.

     On January 31, 1997, the Company paid approximately $483,000 of the USET purchase obligation. This installment was 60% of USET's gross retained earned revenues for the preceding calendar year as provided in the purchase agreement.

     In March, 1997, a third party invested $35,000 cash in exchange for approximately 5% equity in Vector Vision, Inc. ("VVI"). These funds have been used in partial support of VVI's development activities during fiscal 1997.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company has agreed to pay certain persons specified percent-ages of Renova royalties received until certain total payments have been made. At July 31, 1997, the remaining amount of such contingent payments was $136,539.

     At July 31, 1997, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of USET. The Company expects to pay approximately $550,000 of the USET purchase obligation on January 31, 1998 with the balance of $302,000 (including interest) to be paid in 1999.

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

     Vector Vision, Inc. ("VVI"), CTT's 52.3% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will proceed at a minimum level. VVI's operating activities during the first quarter of 1997 were funded primarily by the approximately $36,000 remaining on its Small Business Innovation Research ("SBIR") contract awarded in April, 1996. The Company, the inventor and others supported VVI's development activities throughout fiscal 1997 during which time VVI improved its video compression software product for inclusion in MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

     With $3,465,000 in cash, cash equivalents and short-term investments at July 31, 1997, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activities as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related investments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - 1997 vs. 1996

     Through January 31, 1996, the Company accounted for its invest-ment in USET on the equity method and recorded 20% of its net income. The Company has consolidated USET's results of operations for all periods since February 1, 1996.

     Consolidated revenues for the year ended July 31, 1997, were $196,021 (9%) higher than for the year ended July 31, 1996.

     Retained royalties were $215,132 (13%) higher than in fiscal 1996. However, excluding USET's effect, retained royalties were $13,245 (1%) lower. Up-front license fees for a plasma display energy recovery technology of approximately $97,000 for fiscal 1996 were non-recurring and this decrease was partially offset by a new license fee and increased royalties on several technologies for fiscal 1997.
There were also modest increases in royalties from sales of Renova and Ethyol. Consolidating USET increased retained royalties for fiscal 1997 by $223,952 (14%) as compared with fiscal 1996.

     The Company's retained royalties from its Vitamin B12 assay were approximately $581,000 (32%) and $562,000 (35%) of total retained royalties in 1997 and 1996, respectively. Certain of the Vitamin B12 assay licenses are expected to expire in April, 1998. These expiring licenses contributed approximately $150,000 (8%) of total retained royalties in fiscal 1997. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001. The Company's retained royalties from the gallium arsenide semiconductor inventions were approximately $282,000 (15%) and $289,000 (18%) of total retained royalties in 1997 and 1996, respectively. No other technologies produced retained royalties equal to or greater than 10% of consolidated revenue in 1997 or 1996. See Note 6 to Consolidated Financial Statements.

     In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company's share is expected to be approximately $5,500,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. (See Item 3. Legal Proceedings.)

     Revenues under service contracts and grants were $641,176 in fiscal 1997, $19,111 (3%) lower than in fiscal 1996. Revenues from intercorporate service contracts, including CTT's first revenue from transferring rights to a corporate client's technology, were $349,800 in fiscal 1997, approximately $175,000 higher than in fiscal 1996. Expansion of the Company's focus to include providing technology management services to corporations is beginning to generate revenues. Revenues from service contracts for various government clients of $225,000 in fiscal 1997 were $197,000 lower than in fiscal 1996.
VVI's SBIR contract was completed in October, 1996, and CTT's contract with the Department of the Air Force was completed in November, 1996. Revenues from this contract for fiscal 1997 were $175,000 lower than for fiscal 1996.

     There were no grant revenues in fiscal 1997 compared with $7,784 in support of VVI's development activities in fiscal 1996.

     Costs of technology management services were approximately
$881,000 (48%) higher in fiscal 1997 than in fiscal 1996 as more fully discussed below. The Company expects costs of technology management services to be reduced by the closing of its office in Cleveland, Ohio, noted above.

     Costs related to retained royalties were $168,000 higher in 1997 than in 1996. This increase includes $139,000 in amortization of the cost of intangible assets acquired in connection with the purchase of USET. It also reflects increased costs for personnel and consultants retained to assist in evaluating and marketing corporate technologies, domestic patent costs on a new university technology and lower recoveries of foreign patent costs against university royalties.
These costs include domestic and foreign patent prosecution, maintenance and litigation expenses.

     Costs related to service contracts and grants (including direct charges for subcontractors' services and personnel costs associated with service contracts) increased $328,000 compared with fiscal 1996. This includes increased costs in connection with VVI's SBIR contract and efforts to develop its video compression technology ($161,000), and increased personnel (including benefits and overheads) and direct costs associated with corporate and collaborative service contracts.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) increased approximately $385,000 over fiscal 1996. The Company's strategic decision to expand its focus to include providing technology management services to corporations required hiring experienced employees to identify and develop new opportunities into client relationships.

     General and administration expenses were approximately $230,000 (18%) higher in fiscal 1997. This increase includes operating expenses supporting the Company's and USET's ongoing operations. In addition, the Company signed a new five-year office lease beginning in November, 1996, (and incurred relocation expenses in November, 1996) which increased other operating expenses in fiscal 1997.

     The net effect of these increases in operating revenues and expenses was to increase the Company's operating loss by $915,131
(111%) compared with fiscal 1997.

     Interest income decreased $66,072 (32%) because of lower average invested balances and lower average interest rates in fiscal 1997. Interest expense of $93,371 in fiscal 1997 relates primarily to the debt incurred in connection with the acquisition of USET.

     In fiscal 1997, net income related to equity method affiliates was principally CTT's equity in the net income of Equine Biodiagnost-ics, Inc. ("EBI") ($70,000) partially offset by CTT's equity in net
losses of other ventures.   At July 31, 1997, CTT owned 33.7% of the
outstanding common stock of Knowledge Solutions, Inc. ("KSI"), and has loaned KSI $50,000 under a subordinated secured convertible note (see
Note 4 to Consolidated Financial Statements), but has no further obligation to provide additional funding to KSI. CTT's investment in KSI has been reduced to zero. In fiscal 1996, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($30,000) for the six months ended January 31, 1996, its equity in the net loss of KSI ($70,000) and its equity in the net income of EBI ($76,000).

     In January, 1996, CTT received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTT's investment in Plasmaco, Inc. was carried at no value, the $96,907 was included in income for the second quarter of fiscal 1996.

     Other income for fiscal 1997, includes approximately $77,000 gain from short-term investments.

     Other expenses for fiscal 1997, include legal expenses incurred in connection with a suit brought against CTT and some of its subsidiaries and directors as more fully detailed in Note 14 to Consolidated Financial Statements. Further hearings in this case have been adjourned and are expected to occur later in calendar 1997. CTT is unable to estimate the related legal expenses which may be incurred in fiscal 1998. Unilens made no payments in either fiscal year.
Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through July 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January, 1989, sale of UOP's assets to Unilens.
As cash proceeds were received, CTT paid a 4% cash commission to Optical Associates, L. P., its joint venture partner.

     Minority interest in the losses of subsidiaries in 1997 of $81,721 was VVI's minority shareholders' additional interest in its losses. The minority interest in VVI's losses is limited to the minority's interest in VVI's outstanding common stock. Unless VVI obtains additional external equity financing, no further losses may be charged to VVI's minority interest.

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

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective August 1, 1996, and has disclosed the pro forma effects fair value accounting would have had on net income and earnings per share in these consolidated financial statements for the year ending July 31, 1997. It has not had a material effect on the accompanying financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," effective August 1, 1996. It has not had a material effect on the accompanying financial state-ments.

     In October, 1997, CTT's management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. The plan is for operating functions previously performed in Cleveland to be performed in other Company offices. Certain Cleveland employees may be relocated to the Company's principal executive office. The Company will recognize costs related to this action, which are not expected to be material, in fiscal 1998.

     The Company does not expect adoption of Statements of Financial Accounting Standards No. 128, 129, 130 or 131 to have a material effect on its financial statements (see Note 1 to Consolidated
Financial Statements).

Results of Operations - 1996 vs. 1995

     The results of operations presented in the accompanying financial statements present NovaNET Learning, Inc.'s (formerly University Communications, Inc.) ("NLI") results of operations as a discontinued operation for all periods prior to February 15, 1995. See Note 16 to Consolidated Financial Statements.

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

     The Company's retained royalties from its Vitamin B12 assay were approximately $562,000 (35%) and $288,000 (36%) of total retained royalties in 1996 and 1995, respectively. Its retained royalties from the gallium arsenide semiconductor inventions were approximately $289,000 (18%) and $159,000 (20%) of total retained royalties in 1996 and 1995. No other technologies produced retained royalties equal to or greater than 10% of consolidated revenue in 1996 or 1995. See Note 6 to Consolidated Financial Statements. The Company expected to receive increased royalties from U.S. sales of two technologies recently approved by the U.S. Food and Drug Administration, Ethyol and Renova (Renova). Ethyol is U.S. Bioscience, Inc.'s chemo-radiotherapy protective agent to protect patients against the harmful effect of X-radiation. Renova is Johnson & Johnson's prescription skin cream to reduce fine wrinkles, brown spots and surface roughness associated with chronic sun exposure and the natural aging process. However, in both cases the Company's royalty interest is indirect through other licensors which may delay receipts of royalties for some months.

     Revenues under service contracts were $660,287 in 1996, $169,654 (21%) lower than in 1995. CTT's contract with the Department of the Air Force which began in February, 1995, generated $254,000 in contract revenues in 1996 compared with $500,000 in 1995. This $246,000 reduction reflects substantially lower activity as the Company approached completion and delivery under the contract in November, 1996. This and other reductions for certain service contracts, some of which were nonrecurring, were partially offset by more than $155,000 of contract revenues for various intercorporate patent and licensing services in 1996. In April 1996, VVI began working under a Small Business Innovation Research award totaling $99,000. Approximately $63,000 of this contract was earned and recorded during 1996.

     Grant revenues in 1996 were the $7,784 remaining from the grant in support of VVI's development activities. Grant revenues in 1995 included approximately $36,000 on Competitive Technologies of PA, Inc.'s ("CTT-PA") grant and $25,000 from the grant to VVI. In consideration of their grant funding, CTT-PA and VVI are obligated to repay from certain revenues up to three times total grant funds (see
Note 14 to Consolidated Financial Statements).

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

     Costs related to service contracts (including direct charges for subcontractors' services and employees' salaries, benefits and overheads for services provided in connection with the related contracts) were $132,000 lower than in 1995. CTT's contract with the Department of the Air Force was responsible for a reduction of approximately $168,000 which was offset by increased costs for various intercorporate patent and licensing contract services in 1996.

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

     General and administration expenses were $252,198 (25%) higher in 1996. Although USET's operations added some general and adminis-tration expenses, most of this increase occurred in the first and fourth quarters of 1996 and is directly related to additional personnel and related expenses, as well as higher shareholder relations and other operating expenses supporting the Company's ongoing operations. In July, 1996, CTT obtained directors' and officers' liability insurance which added $75,000 of expenses in 1997. In addition, with the expiration of its corporate office lease in August 1996, the Company signed a new five-year office lease beginning in November 1996. Annual rent under the new lease, without reduction for expected sublease rentals, is $180,000 beginning January 1, 1997. Net rent expense under the old lease was approximately $39,000 in 1996.

     The net effect of the increases in operating revenues and expenses was to increase the Company's operating loss by $192,934
(31%).

     Interest income increased $57,227 (38%) primarily due to higher average invested balances in 1996. Interest expense of $57,258 in 1996 relates to the debt incurred in connection with the acquisition of USET.

     In 1996, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($30,000), CTT's equity in the net loss of KSI ($70,000) and CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($76,000). In 1995, losses related to equity method affiliates included CTT's equity in the loss of KSI ($157,000), the Company's 20% equity in the net income of USET ($47,000) and CTT's equity in the net income of EBI ($6,000) for four months of operations.

     Included in other income for both 1996 and 1995 are $62,000 and $60,000 gains realized by CTT on its sale of available-for-sale securities offset by legal expenses of $80,000 and $132,000 in 1996 and 1995, respectively, incurred in connection with a suit brought against CTT, some of its subsidiaries and directors which claims that Optical Associates, L.P. ("OALP") is entitled to the entire proceeds from the 1989 sale of the assets of the discontinued optical products segment (see Note 14 to Consolidated Financial Statements).

     Minority interest in the losses of subsidiaries in 1995 of $23,112 was VVI's minority shareholders' interest in its losses.

     Provision was made in each year for estimated state income taxes.

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements. These statements are not guarantees of future performance and should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those set forth under Special Factors in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 1997. Actual results may differ materially from these forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                                    Page

Report of Independent Accountants                                      25

Consolidated Balance Sheets                                         26-27

Consolidated Statements of Operations                               28-29

Consolidated Statements of Changes
  in Shareholders' Interest                                            30

Consolidated Statements of Cash Flows                               31-32

Notes to Consolidated Financial Statements                          33-50


                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Competitive Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' interest and cash flows for each of the three years in the period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


                                     Coopers & Lybrand L.L.P.



October 15, 1997
Stamford, Connecticut



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             July 31, 1997 and 1996

ASSETS
                                                       1997           1996
Current assets:
  Cash and cash equivalents                       $   930,592    $    560,640
  Short-term investments, at market                 2,534,413       3,820,990
  Receivables, including $19,241 and $19,910
    receivable from related parties in
    1997 and 1996, respectively                     1,404,035       1,088,030
  Prepaid expenses and other current assets           115,537         218,903
    Total current assets                            4,984,577       5,688,563

Property and equipment, net                           228,297         144,360
Investments                                           394,451         321,145
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $210,462
  and $71,790 in 1997 and 1996, respectively         1,582,686      1,794,795
Directors' escrow account                                   --        325,000
Other assets                                            13,469         94,277

    TOTAL ASSETS                                  $  7,203,480   $  8,368,140


                             See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             July 31, 1997 and 1996
                                   (Continued)

                                                      1997           1996
LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $4,258 and
    $9,365 payable to related parties
    in 1997 and 1996, respectively                $     87,644   $     83,571
  Accrued liabilities                                1,290,825        794,250
  Current portion of purchase obligation               550,000        550,000
    Total current liabilities                        1,928,469      1,427,821

Noncurrent portion of purchase obligation,
  net of unamortized discount of $41,295
  and $132,633 in 1997 and 1996,
  respectively                                         260,265        652,367
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427
    issued and outstanding                              60,675         60,675
  Common stock, $.01 par value; shares
    authorized: 7,964,080 in 1997 and
    1996; issued: 5,951,829 in 1997 and
    5,925,829 in 1996; outstanding:
    5,936,483 in 1997 and 5,900,829
    in 1996                                             59,518         59,258
  Capital in excess of par value                    25,218,106     24,993,926
  Treasury stock (common), at cost;
    15,346 shares in 1997 and 25,000
    shares in 1996                                     (98,511)      (174,713)
  Net unrealized holding gains on
    available-for-sale securities                        7,802         10,605
  Accumulated deficit                              (20,232,844)   (18,661,799)

    Total shareholders' interest                     5,014,746      6,287,952

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                  $  7,203,480   $  8,368,140


                             See accompanying notes



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the years ended July 31, 1997, 1996 and 1995


                                          1997          1996           1995
Revenues:
  Retained royalties                  $ 1,835,041   $ 1,619,909    $   796,243
  Revenues under service contracts
    and grants, including $142,216,
    $156,766 and $210,937 from
    related parties in 1997, 1996
    and 1995, respectively                641,176       660,287        906,952
                                        2,476,217     2,280,196      1,703,195

Costs of technology management
  services, of which $36,612, $8,759
  and $5,557 were paid to related
  parties in 1997, 1996 and 1995,
  respectively                          2,727,540     1,846,268      1,328,531
General and administration expenses,
  of which $40,882, $89,618 and
  $106,894 were paid to related
  parties in 1997, 1996 and 1995,
  respectively                          1,485,568     1,255,688      1,003,490
                                        4,213,108     3,101,956      2,332,021
Operating loss                         (1,736,891)     (821,760)      (628,826)

Interest income                           142,213       208,285        151,058
Interest expense                          (93,371)      (57,413)            --
Income (loss) related to
  equity method affiliates                 58,325        33,808       (103,520)
Other income (expense), net                25,958        78,979        (61,700)

Loss from continuing operations
  before income taxes and
  minority interest                    (1,603,766)     (558,101)      (642,988)
Provision for income taxes                 49,000        30,000         21,373

Loss from continuing operations
  before minority interest             (1,652,766)     (588,101)      (664,361)
Minority interest in losses of
  subsidiaries                             81,721            --         23,112
Loss from continuing operations        (1,571,045)     (588,101)      (641,249)
Income (loss) from operations of
  discontinued operation                       --            --         99,468
Net gain on disposal of
  discontinued operations                      --            --      2,534,505
Net (loss) income                     $(1,571,045)  $  (588,101)   $ 1,992,724


                             See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the years ended July 31, 1997, 1996 and 1995
                                   (Continued)


                                         1997          1996           1995

Net income (loss) per share
  (primary and fully diluted):
  Continuing operations               $    (0.27)   $    (0.10)    $    (0.11)
  Operations of discontinued
    operation                                 --            --           0.02
  Net gain on disposal of
    discontinued operations                   --            --           0.43
  Net (loss) income                   $    (0.27)   $    (0.10)    $     0.34

Weighted average number of common
  and common equivalent shares
  outstanding (primary and
  fully diluted)                       5,914,868     5,853,814      5,814,826


                             See accompanying notes



                        COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Changes in Shareholders' Interest
                       For the years ended July 31, 1997, 1996 and 1995

                                                                                                            Net
                                                                                                         unrealized
                                                                                                          holding
                                 Preferred Stock                                                        gains (losses)
                                Shares               Common Stock      Capital in                       on available-
                              issued and          Shares               excess of      Treasury Stock      for-sale    Accumulated
                              outstanding Amount  issued      Amount   par value   Shares held  Amount    securities    Deficit
Balance - July 31, 1994         2,427   $60,675  5,791,824  $57,918  $24,097,604       --      $   --    $      --  $(20,066,422)
  Effect of change in
    accounting for available-
    for-sale securities as of
    August 1, 1994 . . . . . .                                                                              11,154
  Stock issued under
    Directors' Stock
    Participation Plan . . . .                       7,545       75       49,925
  Stock issued under
    Employees' Common Stock
    Retirement Plan. . . . . .                      10,996      110       65,522
  Stock issued to Knowledge
    Solutions, Inc. in exchange
    for 205,325 shares of KSI's
    Class A common stock . . .                      25,000      250      197,092  (12,208)      (96,362)
  Net change in unrealized
    holding gains on
    available-for-sale
    securities . . . . . . . .                                                                              (2,390)
  Purchase of treasury stock
    from Knowledge
    Solutions, Inc . . . . . .                                                    (12,792)      (78,351)
  Net income. . .  . . . . . .                                                                                         1,992,724

Balance - July 31, 1995         2,427    60,675  5,835,365   58,353   24,410,143  (25,000)     (174,713)     8,764   (18,073,698)
  Exercise of common stock
    warrants . . . . . . . . .                       5,000       50       28,700
  Stock issued under
    Directors' Stock
    Participation Plan . . . .                       4,776       48       39,952
  Stock issued under
    Employees' Common Stock
    Retirement Plan. . . . . .                       8,688       87       88,965
  Exercise of common stock
    options. . . . . . . . . .                      72,000      720      426,166
  Net change in unrealized
    holding gains on
    available-for-sale
    securities . . . . . . . .                                                                               1,841
  Net loss. .  . . . . . . . .                                                                                          (588,101)

Balance - July 31, 1996         2,427    60,675  5,925,829   59,258   24,993,926  (25,000)     (174,713)    10,605   (18,661,799)
  Exercise of common stock
    options. . . . . . . . . .                      14,000      140       92,642
  Exercise of common stock
    warrants . . . . . . . . .                       6,000       60       38,190
  Stock issued under 1996
    Directors' stock
    Participation Plan.. . . .                       6,000       60       59,940
  Stock issued under
    Employees' Common
    Stock Retirement Plan. . .                                            29,998    9,654        76,202
  Grant of warrants to
    consultants . . . . .. . .                                             3,410
  Net change in unrealized
    holding gains on
    available-for-sale
    securities . . . . . . . .                                                                              (2,803)
  Net loss . . . . . . . . . .                                                                                        (1,571,045)

Balance - July 31, 1997         2,427   $60,675  5,951,829  $59,518  $25,218,106  (15,346)     $(98,511) $   7,802  $(20,232,844)

                                        See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the years ended July 31, 1997, 1996 and 1995


                                         1997          1996           1995
Cash flow from operating
  activities:
  Loss from continuing operations    $(1,571,045)  $  (588,101)   $  (641,249)

  Noncash items included in loss
    from continuing operations:
    Depreciation and
      amortization                       383,622       273,127        186,013
    Equity method affiliates             (58,325)      (33,808)       103,520
    Minority interest                    (81,721)           --        (23,112)
    Directors' stock and
      stock retirement plan
      accruals                           183,700       123,232        121,465
    Amortization of discount
      on purchase obligation              91,338        57,258             --
    Other noncash items                  (17,707)       21,657        (77,941)
  Other                                       19      (100,517)        64,705
  Net changes in various
    operating accounts:
      Receivables                       (316,005)     (724,088)       172,334
      Prepaid expenses and other
        current assets                    15,289      (132,708)       (70,889)
      Accounts payable and
        accrued liabilities              422,688      (140,382)       124,837
      Deferred revenues                   51,435        16,587             --

Net cash flow used in
  operating activities                  (896,712)   (1,227,743)       (40,317)

Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                      (160,002)      (54,016)      (106,223)
  Proceeds from sales of:
    Available-for-sale securities      4,550,000     3,694,767      2,231,629
    Other short-term investments       1,304,937            --             --
  Directors' escrow account              325,000            --             --

  Purchases of short-term
    investments                       (4,494,300)   (2,831,180)    (5,551,759)
  Net cash acquired in connection
    with investment in subsidiary             --       105,171             --
  Investments in affiliates and
    subsidiaries                          58,437        81,907        (85,800)
  Proceeds from disposal of dis-
    continued operations, net                 --            --      3,011,558
Net cash flow from (used in)
  investing activities                 1,584,072       996,649       (500,595)


                             See accompanying notes



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the years ended July 31, 1997, 1996 and 1995
                                   (Continued)

                                          1997          1996           1995
Cash flow from financing activities:

  Proceeds from exercise of
    stock options and warrants            131,032       455,636             --
  Proceeds from minority's in-
    vestment in subsidiary's
    common stock                           35,000            --             --
  Repayment of purchase
    obligation                           (483,440)           --             --
Net cash flow from financing
  activities                             (317,408)      455,636             --

Net increase (decrease) in cash
  and cash equivalents                    369,952       224,542       (540,912)
Cash and cash equivalents,
  beginning of year                       560,640       336,098        877,010
Cash and cash equivalents, end
  of year                             $   930,592   $   560,640    $   336,098


Supplemental cash flow information:

Cash paid for income taxes            $    68,680   $    42,067    $    15,513

Schedule of significant noncash
  investing and financing
  activities:

  Debt incurred for investment
    in subsidiary                     $        --   $ 1,145,109    $        --
  Stock issued for investments in
    affiliates and subsidiaries                --            --        205,325
  Purchase of treasury stock                   --            --       (174,713)
                                      $        --   $ 1,145,109    $    30,612


                             See accompanying notes



             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Competitive Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company"). CTT's majority-owned subsidiaries are Competitive Technologies of PA, Inc. ("CTT-PA"), Competitive Technologies of Ohio, Inc. ("CTT-OH"), University Optical Products Co. ("UOP"), Genetic Technology Management, Inc. ("GTM"), UPAT Services, Inc. ("USI") and Vector Vision, Inc. ("VVI") (see Notes 2 and 3). Intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets Acquired

     Intangible assets acquired in connection with the acquisition of USET comprise principally licenses and patented technologies and were recorded at their estimated fair value on January 31, 1996, which is being amortized on a straight-line basis over their estimated remaining lives (approximately 13 years from the date acquired).

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

Stock-Based Compensation

     The Company adopted Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" effective August 1, 1996. The Company elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and disclose the pro forma effects that fair value accounting would have on net income and earnings per share. In addition, the Company adopted fair value accounting for stock options or other equity instruments issued to nonemployee providers of goods and services. The effect of adoption was not material to the Company's financial statements.

Impairment of Long-lived Assets

     The Company reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. It requires that an impairment loss be recognized based on the fair value of the asset if the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset.

Future Impact of Adopting Recently Issued Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which requires adoption for both interim and annual periods ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computa-tion. This statement requires restatement of all prior-period earnings per share data presented. The Company will adopt this Statement for its second fiscal quarter ending January 31, 1998. The Company does not expect adoption to have a material effect on its financial statements.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement does not change disclosure requirements, but it consolidates them. The Company will adopt this Statement for its second fiscal quarter ending January 31, 1998. The Company does not expect adoption to have a material effect on its financial statements.

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in shareholders' interest that result from recognized transactions and other economic events of the period other than transactions of shareholders in their capacities as shareholders. The Company will adopt this Statement on August 1, 1998. The Company does not expect adoption to have a material effect on its financial statements.

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for public business enterprises to report information about operating segments. The Company will adopt this Statement on August 1, 1998. The Company does not expect adoption to have a material effect on its financial statements.

 2.  ACQUISITION OF USET

     On January 31, 1996, USI purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L.P. ("UAP"). The total purchase price was $1,835,000 (excluding expenses related to the acquisition) with $500,000 paid in cash and the balance to be paid without interest on each succeeding January 31 in installments equal to 60% of USET's gross retained earned revenues for the preceding calendar year or the remaining unpaid balance of the purchase price, whichever is less. However, if any annual 60% installment would be less than $400,000, that installment shall be equal to the lesser of $400,000 or 80% of USET's gross retained earned revenues. CTT guaranteed the payment of these installments when due. The first installment payment of $483,440 was made on January 31, 1997. At July 31, 1997 and 1996, the carrying amount of the purchase obligation approximates fair value.

     After the purchase, USI owned 100% of all partnership interests in UAP and as a result, UAP was dissolved. UAP's principal asset was its investment in 100% of the equity of USET Holding Co. USET Holding Co.'s only asset was its investment in 100% of the equity of USET.
In addition to cash of approximately $605,000 and computer equipment, USET's assets consist principally of licenses and patented technolo-gies. USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation of $1,145,109 using a 10% discount rate.

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

                                  For the year        For the year
                                      ended               ended
                                   July 31, 1996      July 31, 1995

Total revenues                      $2,701                 $2,242
Operating loss                        (622)                  (443)
Loss from continuing
  operations                          (483)                  (621)

Per share loss from
  continuing operations             $(0.08)                $(0.11)


 3.  COMPETITIVE TECHNOLOGIES OF PA, INC.

     In February, 1993, CTT acquired 80% of the outstanding stock of CTT-PA, a wholly-owned technology management subsidiary of Lehigh
University ("Lehigh"), in exchange for $750,000 payable by issuance of 74,302 unregistered shares of CTT's common stock.

     CTT accounted for the transaction as a purchase and accordingly CTT-PA's results of operations are included in the consolidated financial statements for all periods after February 1, 1993. The excess of the purchase price over the net assets acquired of $314,231 is being amortized over 5 years. Such amortization of $80,808, $62,844 and $62,844 has been charged to operations in 1997, 1996 and 1995, respectively. Accumulated amortization was $300,762 and $219,954 at July 31, 1997 and 1996, respectively.

     In connection with the acquisition, CTT-PA agreed to provide patent management and technology licensing services to Lehigh for five years from September 30, 1992, subject to termination after three years under certain conditions. During the term of the agreement, Lehigh agreed to pay CTT-PA $30,000 a year for these services and to provide CTT-PA with office space, tuition remission for specified individuals and services of Master of Business Administration students for an aggregate of 40 hours per week at no charge. In addition, in each year of the agreement CTT-PA retains the first $100,000 of net income from transferring and licensing technology as defined in the agreement and 75% of such net income in excess of $100,000.

 4.  INVESTMENTS IN EQUITY METHOD AFFILIATES

Knowledge Solutions, Inc.

     In June, 1994, CTT acquired 50% of the outstanding common stock of Knowledge Solutions, Inc. ("KSI") for $25,000 in cash. KSI was formed in June, 1994, to develop and deliver interactive multimedia training packages. In June, 1995, CTT acquired an additional 75,000 shares of KSI's Class A common stock for $75,000 in cash.

     In June and July of 1995, CTT received 40,000 and 20,000 shares, respectively, of KSI Class B common stock in exchange for management and consulting services provided by the Company during fiscal 1995. The shares were valued at $40,000 and $20,000, respectively. CTT's ownership of KSI at July 31, 1997 and 1996 was 33.7%.

     On December 31, 1995, CTT loaned $50,000 to KSI pursuant to a secured promissory note convertible into shares of KSI's Class A common stock at $.80 per share at CTT's option. The note bears interest at the prime rate plus one percent and was payable on or before December 31, 1996. Under the terms of a related security agreement, KSI pledged all its software, furniture, fixtures and equipment as collateral for this loan. CTT's loan is subordinate to an otherwise identical $50,000 secured convertible loan. CTT accounted for its loan to KSI as additional equity invested in KSI.

     Effective October, 1994, CTT-PA granted KSI an exclusive ten-year license to its process model for interactive multimedia training in exchange for royalties on future sales.

     CTT accounts for its investment in KSI on the equity method. KSI stock is not publicly traded and there is no quoted market price for its stock.

Equine Biodiagnostics, Inc.

     In February, 1995, CTT purchased 250,000 shares of Class A common stock of Equine Biodiagnostics, Inc. ("EBI") for $25,000 in cash. EBI was organized to provide diagnostic laboratory services for the equine industry. At July 31, 1997 and 1996, CTT owned 37.5% of the outstanding common stock of EBI and accounts for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock.

Summary Information

     Summarized information from the unaudited financial statements of the Company's equity method affiliates follows (in thousands):


July 31, 1997                              KSI      EBI      OTHERS     Total
Current assets                           $  22     $ 485     $  33     $  540
Noncurrent assets                           14        53        15         82
Current liabilities                        150        59        --        209
Noncurrent liabilities                      --        27        --         27
Shareholders' equity
  (deficit)                               (114)      452        48        386

Gross revenues                              36       791        11        838
Gross profit (loss)                         (5)      715         7        717
Net income (loss)                          (59)      191       (23)       109

Equity in net income (loss)                 --        70       (12)        58

Company's investments in
  equity method affiliates                  --       176        19        195

July 31, 1996                     UAP       KSI     EBI      OTHERS    Total
                                  (1)
Current assets                  $   --   $  34     $ 307     $  26     $  367
Noncurrent assets                   --      19        58         4         81
Current liabilities                 --     123        64         3        190
Noncurrent liabilities              --      --        40        --         40
Shareholders' equity
  (deficit)                         --     (70)      261        27        218

Gross revenues                     421      75       658        --      1,154
Gross profit                       382      54       608        --      1,044
Net income (loss)                  150    (188)      196        (3)       155

Equity in net income (loss)         30     (70)       76        (2)        34

Company's investments in            --      --       107        14        121
  equity method affiliates

July 31, 1995                     UAP      KSI      EBI                Total
Current assets                  $  637   $ 112     $  99               $  848
Noncurrent assets                  809      22        58                  889
Current liabilities                404      16        48                  468
Noncurrent liabilities              --      --        44                   44
Shareholders' equity             1,042     118        65                1,225

Gross revenues                     721      74        93                  888
Gross profit                       675      --        69                  744
Net income (loss)                  219    (391)       16                 (156)

Equity in net income (loss)         47    (157)        6                 (104)

Company's investments in
  equity method affiliates         239      20        31                  290


     (1) Effective January 31, 1996 the Company began to account for UAP as a consolidated subsidiary. Results reported in this note for 1996 are for the six months ended January 31, 1996 only (see Note 2).

     At July 31, 1997 and 1996, the Company's investments in equity method affiliates exceeded its share of their underlying net assets by approximately $38,000 and $29,000, respectively.

 5.  INVESTMENTS ACCOUNTED FOR UNDER THE COST METHOD

     Since February 15, 1995, CTT has accounted for its $159,375 investment in NovaNET Learning, Inc. (formerly University Communica-tions, Inc.) ("NLI") under the cost method (see Note 16). NLI stock is not publicly traded and there is no quoted market price for its stock.

     In January, 1996, CTT received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since 1993 CTT's investment in Plasmaco, Inc. was carried at no value and therefore, the $96,907 gain was included in other income for fiscal 1996.

     In May, 1994, CTT acquired a 13.3% voting interest in Innovation Partners International, k.k. ("IPI"), a Japanese corporation which provides technology transfer, business development and innovation management services to corporate clients, for approximately $40,000. IPI stock is not publicly traded and there is no quoted market price for its stock.

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

     Approximately $581,000 (32%) of retained royalties (23% of total revenues) in 1997 is from several licenses of the Vitamin B12 assay. Certain of these licenses are expected to expire in April, 1998. These expiring licenses contributed approximately $150,000 (8%) of total retained royalties in fiscal 1997. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001.

     Retained royalties for 1997, 1996 and 1995, include $225,233, $268,542 and $108,773, respectively, from foreign sources.

     Approximately 22% of revenues under service contracts and grants (6% of total revenues) in 1997 was earned under various contracts with a single customer. Nearly all service contracts and grants must be renewed at least annually or are for nonrecurring projects. There is a reasonable possibility that some or all of these service contracts will not be renewed in the near term. The Company expects these potential reductions in service contract revenues to be partially offset by new service contracts with various other clients.

 7.  RECEIVABLES

     Receivables as of July 31, 1997 and 1996 comprise:

                                         1997                1996

     Royalties                         $1,288,363          $  879,380
     Government contracts                      --              74,978
     Other                                115,672             133,672
                                       $1,404,035          $1,088,030

 8.  SHORT-TERM INVESTMENTS

       As of July 31, 1997 and 1996, the components of the Company's available-for-sale securities are as follows (in thousands):

                             Gross      Gross
                           Unrealized Unrealized
                Aggregate   Holding     Holding   Amortized    Maturity
Security Type   Fair Value   Gains      Losses    Cost Basis   Grouping

July 31, 1997:

U.S. Treasury                                                  Within 1
  bills         $ 1,489        8           --        1,481     year


July 31, 1996:

U.S. Treasury                                                  Within
  bills         $ 1,471      $11           --      $ 1,460     1 year
Other U.S.
  government
  debt                                                         Within
  securities      2,350       --           --        2,350     1 year

  Total         $ 3,821      $11           --      $ 3,810


     As of July 31, 1997 the Company also had $1,045,093 of Eurodollar investments (U.S. dollar denominated deposits in a bank located outside the United States).

     For the years ended July 31, 1997, 1996 and 1995, respectively, proceeds from the sale of available-for-sale securities were $4,550,000, $3,694,767 and $2,231,629 which resulted in gross realized gains of $76,863, $61,691 and $59,809. In addition, realized gains on sale of short-term investments classified as cash equivalents were $2,026 in the year ended July 31, 1995. Cost is based on specific identification in computing realized gains.

 9.  PROPERTY AND EQUIPMENT

     Property and equipment as of July 31, 1997 and 1996 comprise:

                                              1997            1996

     Equipment and furnishings,
       at cost                             $  311,807      $  367,504
     Leasehold improvements, at cost           54,632              --
                                              366,439         367,504

     Accumulated depreciation
       and amortization                      (138,142)       (223,144)
                                           $  228,297      $  144,360

     Depreciation expense was $76,065, $69,253 and $52,069 in 1997, 1996 and 1995 respectively.

10.  DIRECTORS' ESCROW ACCOUNT

     CTT entered into indemnity agreements with each of its directors indemnifying them against certain possible claims and expenses and created an escrow fund in the aggregate sum of $325,000 for the indemnification of directors as authorized by shareholders. The escrow terminated at July 31, 1997 and its entire balance, including accumulated interest, is reported in the accompanying financial statements as cash and cash equivalents at July 31, 1997. At July 31, 1996, the escrow fund, which was invested in U.S. Treasury securities, amounted to $435,959 (market: $435,959). The escrow fund included accumulated interest of $110,959 in 1996, which was not contractually required for the fund, was available for use by CTT and is reported in the accompanying financial statements as cash and cash equivalents.

11.  ACCRUED LIABILITIES

     Accrued liabilities at July 31, 1997 and 1996 were:

                                               1997           1996

     Accrued compensation                  $  159,519      $  125,256
     Royalties payable                        837,718         417,656
     Deferred revenues                         68,022          16,587
     Other                                    225,566         234,751
                                           $1,290,825      $  794,250

12.  INCOME TAXES

      The current provision for income taxes for 1997, 1996 and 1995 is as follows:
                                  1997        1996          1995

      State taxes, primarily
        minimum taxes based on
        capital rather than on
        income                  $49,000      $30,000      $21,373


      There is no provision for Federal income taxes due to the Company's net operating losses.

      Components of the Company's net deferred tax assets as of July 31, 1997 and 1996 are as follows (in thousands):

                                              1997           1996

      Net operating loss carryforwards      $ 5,468       $ 5,060
      Net capital loss carryforwards            893           893
      Installment receivable from
        sale of discontinued operation        1,343         1,269
      Other, net                                757           631
        Net deferred tax assets               8,461         7,853
      Valuation allowance                    (8,461)       (7,853)
      Net deferred tax asset                $    --       $    --


      There is no tax effect on the disposal of discontinued operations in 1995 due to the utilization of capital loss carryforwards.

      At July 31, 1997, the Company had Federal net operating loss carryforwards of approximately $16,082,000 which expire from 1999 through 2012. The Company also has investment tax credit carry-forwards of approximately $65,000 which expire from 1999 through 2001. At July 31, 1997, the Company had Connecticut net operating loss carryforwards of approximately $519,000 which expire from 1998 through 2002 and Pennsylvania net operating loss carryforwards of approximate-ly $618,000 which expire from 1998 through 2000.

13.  SHAREHOLDERS' INTEREST

Preferred Stock

      Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at the option of CTT.

Stock-based Compensation Plans

      At July 31, 1997, CTT had four stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Option Plan. The compensation cost that has been charged against income for each of its Directors' Stock Participation Plan, Common Stock Warrants and Employees' Common Stock Retirement Plan is reported below. Had compensation cost for CTT's Employee Stock Option Plan been determined based on the fair value at the grant dates for options awarded under that plan consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1997          1996           1995

Net income (loss)   As reported    $(1,571,045)  $   (588,101)  $ 1,992,724
                    Pro forma      $(1,759,008)  $   (820,153)  $ 1,791,945
Primary and fully
  diluted earnings  As reported    $     (0.27)  $      (0.10)  $      0.34
  per share         Pro forma      $     (0.30)  $      (0.14)  $      0.31

Employee Stock Option Plan

      CTT has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options are granted at an exercise price equal to the fair market value of the optioned stock on the grant date and terminate ten years after the grant date if not terminated earlier. Nonqualified stock options may be granted at an exercise price from 85% to 100% of the fair market value of the optioned stock on the grant date. Options granted before July 31, 1997 generally become exercisable six months after the grant date and terminate ten years after the grant date if not terminated earlier. Options to be granted in the future are expected to vest over a substantially longer period. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding.

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively:

                               1997         1996          1995

Dividend yield                  0.0%         0.0%          0.0%
Expected volatility            43.4%        42.0%         42.8%
Risk-free interest rates        6.1%         6.0%          7.0%
Expected lives                 5 years      5 years       5 years

      A summary of the status of CTT's Employee Stock Option Plan as of July 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                          1997               1996               1995
                            Weighted-         Weighted-          Weighted-
                             Average           Average            Average
                             Exercise          Exercise           Exercise
                   Shares     Price  Shares     Price   Shares     Price
Options out-
  standing at
  beginning of
  year             429,900   $ 9.08  465,900   $ 8.78   378,706   $ 9.37
Granted             66,500   $ 9.63   86,000   $ 9.25    92,500   $ 6.56
Forfeited           (2,500)  $ 9.63       --                 --
Exercised          (14,000)  $ 6.63  (72,000)  $ 6.01        --
Expired or
  terminated       (19,000)  $12.42  (50,000)  $10.96    (5,306)  $12.00
Options out-
  standing at
  end of year      460,900   $ 9.10  429,900   $ 9.08   465,900   $ 8.78

Options exercis-
  able at year-
  end              460,900   $ 9.10  420,900   $ 9.03   443,400   $ 8.89
Weighted-average
  fair value of
  options granted
  during the year    $2.94             $2.70              $2.17

The following table summarizes information about stock options outstanding at July 31, 1997:


                Number    Weighted-                 Number
  Range      Outstanding    Average    Weighted-  Exercisable   Weighted-
    of           at        Remaining   Average        at        Average
 Exercise      July 31,   Contractual  Exercise     July 31,    Exercise
  Prices         1997         Life       Price       1997         Price

$ 6.50-$ 9.99  308,400     7.56 years   $ 8.08      308,400      $ 8.08
 10.00-$13.13  152,500     4.68 years   $11.15      152,500      $11.15


      Additional information related to stock options at July 31, 1997 and 1996 follows:

                                              1997            1996

Common shares reserved for
  issuance on exercise of options            592,746         606,746
Shares available for future
 option grants                               131,846         176,846

Directors' Stock Participation Plan

      Under the terms of the 1996 Directors' Stock Participation Plan which was approved by shareholders on December 20, 1996 and expires January 2, 2006, on the first business day of January each year, CTT shall issue to each outside director who has been elected by shareholders and served at least one year as a director the lesser of 2,500 shares of CTT's common stock or shares of CTT's common stock equal to $15,000 on the date such shares are issued. Should an eligible director terminate as a director before January 2, CTT shall issue such director a number of shares equal to the proportion of the year served by that director.

      Under the terms of the Directors' Stock Participation Plan which expired in January, 1996, outside directors who served a full annual term were eligible to receive shares of common stock of CTT. The number of shares issuable each year to any director was the lesser of 2,000 shares or an aggregate fair market value on the date of issuance of $10,000.

      In 1997, 1996 and 1995, eligible directors were issued 6,000, 4,776, and 7,545, shares of common stock, respectively, the fair value of which has been charged to expense.

Common Stock Warrants

      From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. In 1997, the fair value of warrants to purchase 15,000 shares of CTT's common stock was charged to expense.

      A summary of the status of CTT's common stock warrants as of July 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                          1997               1996               1995
                            Weighted-         Weighted-          Weighted-
                             Average           Average            Average
                             Exercise          Exercise           Exercise
                    Shares    Price  Shares     Price   Shares     Price
Warrants out-
  standing
  at beginning of
  year              131,000  $ 7.95  171,000   $ 7.61   166,000   $ 7.59
Granted              15,000  $10.38   20,000   $ 6.23     5,000   $ 8.31
Exercised            (6,000) $ 6.38   (5,000)  $ 5.75        --
Expired or
  terminated       (106,000) $ 8.26  (55,000)  $ 6.45        --
Warrants out-
  standing at
  end of year        34,000  $ 8.34  131,000   $ 7.95   171,000   $ 7.61

Warrants exercis-
  able at year-end   28,000  $ 7.87  131,000   $ 7.95   171,000   $ 7.61
Weighted-average
  fair value of
  warrants granted
  during the year    $2.27             $1.82              $2.14

The following table summarizes information about common stock warrants outstanding at July 31, 1997:

                Number    Weighted-                 Number
  Range      Outstanding    Average    Weighted-  Exercisable   Weighted-
    of           at        Remaining   Average        at        Average
 Exercise      July 31,   Contractual  Exercise     July 31,    Exercise
  Prices         1997         Life       Price       1997         Price

$5.44-10.50      34,000     1.52 years  $ 8.34       28,000      $ 7.87

                              Warrant     Aggregate
                             Price per     Exercise    Expiration
Issued          No. Shares     Share        Price         Date

September 1994     5,000      $ 8.310    $   41,550     September 1997
April 1995        12,000      $ 5.438    $   65,256     April 1998
April 1996         2,000      $10.500    $   21,000     April 1999
September 1996     3,000      $ 9.875    $   29,625     September 2001
November 1996      6,000      $10.500    $   63,000     October 1999
May 1997           6,000      $10.500    $   63,000     October 1999
                  34,000                 $  283,431

Employees' Stock Retirement Plan

      Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTT's common stock to the Plan. For the fiscal years ended July 31, 1997, 1996 and 1995 the board authorized contributions of 9,654, 8,688 and 10,996 shares valued at approximately $106,200, $89,000 and $66,000, respectively, based upon year-end closing prices. These amounts have been charged to expense in 1997, 1996 and 1995, respectively.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

      In November, 1996, CTT relocated its principal executive office to Fairfield, Connecticut under a lease which expires December 31, 2001. CTT has the option to extend the lease term for an additional five years.

      At July 31, 1997, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years ending July 31:

  1998                           $  206,796
  1999                              209,267
  2000                              223,035
  2001                              205,681
  2002                               84,375
Total minimum payments
  required                       $  929,154

      Total rental expense for all operating leases was:

                                    1997         1996          1995

Minimum rentals                  $ 148,603    $ 365,940     $ 325,109
Less: Sublease rentals             (27,449)    (295,944)     (310,032)
                                 $ 121,154    $  69,996     $  15,077

      The lessor of CTT's office space during fiscal 1997 (through November, 1996), 1996 and 1995 was a partnership comprising four former officers of CTT.

Other Obligations

      The Company has entered into a contract to employ its President and Chief Executive Officer from August 1, 1995 through August 1, 1999 with compensation to him at a minimum of $160,000 per year. The Company has also entered into contracts with three of its vice presidents from January, 1997 through January, 2000 with compensation at an aggregate minimum of $369,000 per year.

      CTT-PA and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT-PA is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations will be recognized when such revenues are recognized.

Litigation

      On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.5 million. The Company is advised that the case is currently awaiting final decision by the trial court on post trial motions filed by the plaintiffs and that the defendant has filed a notice of appeal in the Federal Circuit Court of Appeals. There can be no assurance that plaintiffs will prevail on appeal, nor can Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

      In 1989 UOP, a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA.

      The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership ("OALP").

      CTT recognized other expenses from continuing operations of $50,905, $79,619 and $132,032 in 1997, 1996 and 1995, respectively, for legal expenses related to the suit described in the following paragraph.

      In November, 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and several current and former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned to a later date. Through July 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

15.  RELATED PARTY TRANSACTIONS

      CTT managed USET for UAP through January 31, 1996. During fiscal 1996 (through January 31, 1996) and 1995, CTT charged USET $30,161 and $52,490, respectively, for management, legal and administrative services.

      CTT incurred charges in connection with patent and trademark litigation from a law firm in which a director of CTT until December, 1995, is a partner. Such charges amounted to approximately $8,000 and $25,000 in 1996 and 1995, respectively. That firm agreed that payment of approximately $67,000 of fees incurred during 1992 in connection with Renova litigation would be contingent upon CTT's receipt of proceeds from settlement of the related litigation. CTT agreed to pay the director's firm one-half of such receipts, if any, to a limit of three times the contingent fees incurred or approximately $202,000. The litigation was settled in June, 1992. Through July 31, 1997, CTT had paid cumulative contingent fees of $76,826 of which $30,417, $8,078 and $5,557 were charged to operations in 1997, 1996 and 1995, respectively.

      During 1997, 1996 and 1995 CTT incurred charges of approximately $41,000, $90,000 and $87,000, respectively, for consulting services provided by its former chief executive officer who was also a director.

      CTT earned approximately $60,000 for management and accounting services performed for KSI in 1995 (see Note 4). Since CTT accounts for KSI on the equity method, this amount has not been eliminated in these consolidated financial statements.

      CTT-PA earned approximately $142,000, $138,000 and $211,000 in 1997, 1996 and 1995, respectively, from contracts with Lehigh
University, which owns 20% of the outstanding common stock of CTT-PA.

16.  DISCONTINUED OPERATIONS

NovaNET Learning, Inc. (formerly University Communications, Inc.)

      On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from CTT additional shares of NLI common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by CTT. In connection with Barden's purchase, CTT offered to purchase from all NLI shareholders other than Barden a number of their shares of NLI common stock to allow all NLI shareholders to partici-pate in the sale to Barden on a pro rata basis. Pursuant to this offer, CTT purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. CTT's net gain on these transactions was $2,534,505. Upon completion of these and other transactions, Barden owned 52.1% and CTT owned 14.5% of the outstanding common stock of NLI.

      Effective February 15, 1995, CTT began to account for its investment in NLI of $159,375 on the cost method. CTT's consolidated financial statements for periods prior to February 15, 1995 present CTT's equity in NLI's net results of operations as a discontinued operation.

      Summarized information from NLI's unaudited financial statements for six and one-half months ended February 15, 1995 follows (in thousands):
                                            1995

Gross revenues                             $2,764
Gross profit                                1,235
Net income (loss)                             181

CTT's equity in net income (loss)              99

      For services CTT provided to NLI, CTT charged NLI $3,786 in 1995.

17.   Subsequent Event

      In October, 1997, CTT's management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. The plan is for operating functions previously performed in Cleveland to be performed in other Company offices. Certain Cleveland employees may be relocated to the Company's principal executive office. The Company will recognize costs related to this action, which are not expected to be material, in fiscal 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.
                                PART III

      Pursuant to General Instruction G(3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)   List of financial statements and schedules.                 Page

Competitive Technologies, Inc. and Subsidiaries:

      Consolidated Balance Sheets as of July 31, 1997
      and 1996.                                                   26-27

      Consolidated Statements of Operations for the
      years ended July 31, 1997, 1996 and 1995.                   28-29

      Consolidated Statements of Changes in
      Shareholders' Interest for the years ended
      July 31, 1997, 1996 and 1995.                                  30

      Consolidated Statements of Cash Flows for the
      years ended July 31, 1997, 1996 and 1995.                    31-32

      Notes to Consolidated Financial Statements.                  33-50


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

Date: October 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                 Title                           Date

GEORGE M. STADLER*         President, Chief           )
George M. Stadler          Executive Officer          )
                           and Director               )
                                                      )
S/ Frank R. McPike Jr.     Vice President,            )
Frank R. McPike, Jr.       Finance, Treasurer,        )
                           Secretary and Director     )
                           (Principal Financial       )
                           and Accounting Officer)    )
                                                      )
GEORGE C. J. BIGAR*        Director                   )
George C. J. Bigar                                    )
                                                      )
MICHAEL G. BOLTON*         Director                   )
Michael G. Bolton                                     )
                                                      )
BRUCE E. LANGTON*          Director                   ) October 28, 1997
Bruce E. Langton                                      )
                                                      )
H.S. LEAHEY*               Director                   )
H.S. Leahey                                           )
                                                      )
JOHN M. SABIN*             Director                   )
John M. Sabin                                         )
                                                      )
HARRY VAN BENSCHOTEN*      Director                   )
Harry Van Benschoten                                  )
                                                      )
                                                      )
* By  S/ Frank R. McPike, Jr.                         )
      Frank R. McPike, Jr., Attorney-in-Fact          )

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

10.2*      Incentive Compensation Plan of the registrant.        57-60

10.3* Registrant's Restated Directors' Stock Partici-pation Plan filed as Exhibit 10.3 to regis-trant's Form 10-Q for the quarter ended January
           31, 1995 and hereby incorporated by reference.

10.4* Registrant's 1996 Directors' Stock Participa-tion Plan filed as Exhibit 4.3 to registrant's
           Form S-8 No. 333-18759 and hereby incorporated by reference.

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

10.7       Asset Purchase Agreement among University
           Optical Products Co., Unilens Corp. USA, Uni-lens Optical Corp. and the registrant dated
           January 23, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for six months ended
           January 31, 1989 and hereby incorporated by reference.

10.8 Asset Purchase Agreement between USET, Inc. and the registrant dated June 28, 1988 filed as
           Exhibit 2.1 to registrant's Form 8-K dated June
           28, 1988 and hereby incorporated by reference;
           and Letter Agreement between Macmillan and the registrant dated June 15, 1989 amending the Purchase Agreement dated June 28, 1988 filed as
           Exhibit 10.17 to registrant's Form 10-K for the year ended July 31, 1991 and hereby incorporat-ed by reference.

10.9       Asset Purchase Agreement between Unilens Corp.
           U.S.A. and University Optical Products Co.
           dated November 30, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the three months ended October 31, 1989 and hereby incorporated by reference.

10.10 Employment agreement between registrant and George M. Stadler dated August 1, 1995 filed as
           Exhibit 10.19 to registrant's Form 10-K for the year ended July 31, 1995 and hereby incorporat-ed by reference.

10.11      Technology Management Agreement made February
           12, 1993 between Lehigh University and Competi-tive Technologies, Inc. effective September 30,
           1992 filed as Exhibit 2.3 to registrant's Form
           8-K dated February 12, 1993 and hereby incorpo-rated by reference.

10.12* Employment Agreement between registrant and Frank R. McPike, Jr. dated January 7, 1997 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.13      Settlement and Forbearance Agreement dated July
           15, 1993 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed as Exhibit 10.47 to registrant's Form 10-K for the year ended
           July 31, 1993 and hereby incorporated by refer-ence.

10.14 Stock Purchase Agreement dated July 15, 1993 among registrant, Unilens Corp. USA and Unilens
           Vision Inc. filed as Exhibit 10.48 to regi-strant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.15      Amendment and Modification Agreement dated
           September 27, 1993 among registrant, Unilens
           Corp. USA and Unilens Vision Inc. filed as
           Exhibit 10.49 to registrant's Form 10-K and hereby incorporated by reference.

10.16      Agreement for Purchase and Sale of Partnership
           Interests in USET Acquisition Partners, L.P.
           effective January 31, 1996 by and between UPAT
           Services, Inc., Texas Research and Technology
           Foundation and United Services Automobile
           Association filed as Exhibit 2.1 to regi-strant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.17      Promissory Note of UPAT Services, Inc. dated
           January 31, 1996 in the principal amount of $983,684.21 payable to United Services Automo-bile Association ("USAA") filed as Exhibit 2.2 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.18      Promissory Note of UPAT Services, Inc. dated
           January 31, 1996 in the principal amount of $351,315.79 payable to Texas Research and Technology Foundation filed as Exhibit 2.3 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.19      Security Agreement of UPAT Services, Inc. dated
           January 31, 1996 to USAA and Texas Research and
           Technology Foundation as collateral for the related Promissory notes dated January 31, 1996 filed as Exhibit 2.4 to registrant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.20      USET Acquisition Partners, L.P. Assignment of
           Partnership Interests to UPAT Services, Inc. by
           Texas Research and Technology Foundation filed as Exhibit 2.5 to registrant's Form 8-K dated
           January 31, 1996 and hereby incorporated by reference.

10.21      USET Acquisition Partners, L.P. Assignment of
           Partnership Interests to UPAT Services, Inc. by
           USAA filed as Exhibit 2.6 to registrant's Form
           8-K dated January 31, 1996 and hereby incorpo-rated by reference.

10.22      Lease agreement between registrant and The
           Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's From 10-K for the year ended July 31, 1996 and hereby incor-porated by reference.

11.1       Schedule of computation of earnings per share
           for the three years ended July 31, 1997.                 61

21.1       Subsidiaries of the registrant.                          62

23.1       Consent of Coopers & Lybrand.                            63

24.1       Power of attorney.                                    64-65

27.1       Financial Data Schedule - EDGAR only.


* Management Contract or Compensatory Plan