Form 10-Q
period 1997-10-31
COMPETITIVE TECHNOLOGIES INC
filed 1997-12-15
CIK 102198

10-Q October 1997

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   October 31, 1997

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

Common Stock outstanding as of December 1, 1997 5,960,403 shares

Exhibit Index on sequentially numbered page 15 of 27.

            Page 1 of 27 sequentially numbered pages



          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       October 31, 1997 and July 31, 1997                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 1997 and 1996             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 1997                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 1997 and 1996             6

     Notes to Consolidated Financial Statements               7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          9-14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     14


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds             15
Item 6.  Exhibits and Reports on Form 8-K                      15

Signatures                                                     16



                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                       October 31, and July 31, 1997
                                (Unaudited)

                                               October 31,     July 31,
                                                  1997           1997
ASSETS

Current assets:
  Cash and cash equivalents                   $    423,841   $    930,592
  Short-term investments, at market              3,733,536      2,534,413
  Receivables, including $14,480 and $19,241
    receivable from related parties in
    October and July, respectively                 547,608      1,404,035
  Prepaid expenses and other current assets         90,114        115,537
    Total current assets                         4,795,099      4,984,577

Property and equipment, net                        234,363        228,297
Investments                                        405,986        394,451
Intangible assets acquired, principally
  licenses and patented technologies, net        1,548,018      1,582,686
Other assets                                            --         13,469

    TOTAL ASSETS                              $  6,983,466   $  7,203,480

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,978 and
    $4,258 payable to related parties
    in October and July, respectively         $    102,306   $     87,644
  Accrued liabilities                            1,503,453      1,290,825
  Current portion of purchase obligation           550,000        550,000
    Total current liabilities                    2,155,759      1,928,469

Noncurrent portion of purchase obligation,
  net of unamortized discount                      277,306        260,265
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      59,781         59,518
  Capital in excess of par value                25,408,508     25,218,106
  21,784 and 15,346 shares of treasury stock,
    at cost, in October and July,
    respectively                                  (171,544)       (98,511)
  Net unrealized holding gains on
    available-for-sale securities                       --          7,802
  Accumulated deficit                          (20,807,019)   (20,232,844)

    Total shareholders' interest                 4,550,401      5,014,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,983,466   $  7,203,480

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Revenues:
  Retained royalties                          $   356,823    $   241,201
  Revenues under service contracts
    and grants, including $19,310,
    and $56,466 from related parties in
    1997 and 1996, respectively                    39,560        261,200
                                                  396,383        502,401
Costs of technology management
  services, of which $5,762 was
  paid to related parties in 1996                 511,742        654,359

General and administration expenses,
  of which $1,484 and $21,287
  were paid to related parties in 1997
  and 1996, respectively                          484,194        350,221
                                                  995,936      1,004,580
Operating loss                                   (599,553)      (502,179)

Interest income                                    40,999         40,447
Interest expense                                  (17,041)       (28,628)
Income (losses) related to equity
  method affiliates                                11,536         20,004
Other income (expense), net                       (10,116)        (3,918)


Net loss                                      $  (574,175)   $  (474,274)

Net loss per share
  (primary and fully diluted):                $     (0.10)   $     (0.08)

Weighted average number of common and
  common equivalent shares outstanding
  (primary and fully diluted)                   5,954,886      5,903,100

                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                      COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statement of Changes in Shareholders' Interest
                          For the three months ended October 31, 1997
                                        (Unaudited)

                                                                                                      Net
                                                                                                      unrealized
                                                                                                      holding
                                    Preferred Stock                                                   gains (losses)
                              Shares             Common Stock       Capital in                        on available-
                              issued and         Shares             excess of     Treasury Stock      for-sale      Accumulated
                              outstanding Amount issued    Amount   par value   Shares held  Amount   securities    Deficit

  Balance - July 31, 1997     2,427     $60,675 5,951,829  $59,518 $25,218,106 (15,346)    $ (98,511) $    7,802    $(20,232,844)
  Exercise of common
  stock options . . . .                            26,358      263     189,629  (6,438)      (73,033)
  Grant of warrants to
    consultants . . . .                                                    773
  Net change in unrealized
  holding gains on available-
  for-sale securities. .                                                                                  (7,802)
  Net loss . . . . . . .                                                                                                (574,175)
Balance - October 31, 1997    2,427     $60,675 5,978,187  $59,781 $25,408,508 (21,784)    $(171,544) $       --    $(20,807,019)

                           See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1997 and 1996
                                (Unaudited)

                                                  1997           1996
Cash flow from operating activities:
  Loss from continuing operations             $  (574,175)   $  (474,274)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                66,512         92,668
      Equity method affiliates                    (11,536)       (20,004)
      Directors' stock and stock retirement
        plan accruals                              51,966         41,550
      Accrual for closing Ohio office              75,301             --
      Amortization of discount on purchase
        obligation                                 17,041         28,628
      Other noncash items                         (17,709)         5,414
    Net changes in various operating
      accounts:
      Receivables                                 856,427        495,143
      Prepaid expenses and other current
        assets                                     25,423         14,201
      Accounts payable and accrued
        liabilities                               100,023        560,230
Net cash flow from operating activities           589,273        743,556


Cash flow from investing activities:
  Purchases of property and equipment, net        (24,440)       (40,644)
  Purchases of other short-term investments    (2,688,443)            --
  Proceeds from sales of available-for-
    sale securities                             1,500,000        365,069
Investments in affiliates and subsidiaries             --         (9,342)
Net cash flow (used in) from investing
  activities                                   (1,212,883)       315,083

Cash flow from financing activities:
  Proceeds from issuance of common stock, net     116,859         29,687
Net cash flow from financing activities           116,859         29,687

Net (decrease) increase in cash and cash
  cash equivalents                               (506,751)     1,088,326
Cash and cash equivalents, beginning
  of period                                       930,592        560,640
Cash and cash equivalents, end of period      $   423,841    $ 1,648,966

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

     Certain amounts have been reclassified to conform with the presentation in the financial statements for fiscal 1998.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

2.   Short-term Investments

     As of October 31, 1997 the Company had no available-for-sale securities.

    For the quarter ended October 31, 1997 proceeds from the sale of available-for-sale securities were $1,500,000 which resulted in gross realized gains of $18,482. For the quarter ended October 31, 1996 proceeds from the sale of available-for-sale securities were $365,069 with no gain or loss realized. Cost is based on specific identification in computing realized gains.

3.   Receivables

     Receivables comprise:

                                   October 31,     July 31,
                                      1997           1997

Royalties                          $458,767       $1,288,363
Other                                88,841          115,672
                                   $547,608       $1,404,035

4.   Accrued Liabilities

     Accrued liabilities were:
                                   October 31,     July 31,
                                      1997           1997
Accrued compensation               $  217,091     $  159,519
Royalties payable                     946,362        837,718
Other accrued liabilities             340,000        293,588
                                   $1,503,453     $1,290,825

5.   Contingencies

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.5 million. The Company is advised that the case is currently awaiting final decision by the trial court on post trial motions filed by the plaintiffs and that the defendant has filed a notice of appeal in the Federal Circuit Court of Appeals. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. No potential judgment proceeds have been reflected in the Company's financial statements to date.

     In November 1991, a suit was filed in Connecticut against CTI, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through October 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned and are expected to occur in calendar 1998.



            PART I.  FINANCIAL INFORMATION (Continued)


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

     Cash and cash equivalents of $423,841 at October 31, 1997 are $506,751 lower than cash and cash equivalents of $930,592 at July 31, 1997. Operating activities provided $589,273, investing activities used $1,212,883 and financing activities provided $116,859.

     In October, 1997, Competitive Technologies, Inc.'s ("CTT") management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. The plan is for operating functions previously performed in Cleveland to be performed in other Company offices. Certain Cleveland employees may be relocated to the Company's principal executive office. The Company recorded general and administration expenses of approxi-mately $75,000 in connection with this action in the quarter ended October 31, 1997.

     CTT and its majority-owned subsidiaries' ("the Company") net loss of $574,175 for the three months ended October 31, 1997 included the following noncash items: depreciation and amortiza-tion of approximately $67,000, income related to equity method affiliates of approximately $12,000, amortization of discount on purchase obligation of approximately $17,041 and accruals of approximately $128,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $830,000 decrease in royalties receivable and the $109,000 increase in royalties payable. This reflects the normal cycle of royalty collections and payments since the consolidation of University Science, Engineering and Technology, Inc. ("USET").

     Approximately $24,000 of equipment and furnishings were purchased in this quarter for added staff and increased client service capabilities in CTT's principal office.

     Proceeds from sales of available-for-sale securities of approximately $1,500,000 were from the Company's sale of U.S.
government debt securities. Approximately $2,688,000 was reinvest-ed in other short-term investments.

     CTT received $116,859 during the quarter from stock options exercised to purchase shares of common stock.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company has agreed to pay certain persons specified percentages of Renova royalties received until certain total payments have been made. At October 31, 1997, the remaining amount of such contingent payments was $125,042.

     At October 31, 1997, the Company had no outstanding commit-ments for capital expenditures other than the obligations incurred in connection with the purchase of USET. The Company expects to pay approximately $550,000 of the USET purchase obligation on January 31, 1998 with the balance of $302,000 (including interest) to be paid in 1999.

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

     Vector Vision, Inc. ("VVI"), CTT's 52.3% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will proceed at a minimum level. The Company, the inventor and others supported VVI's development activities during the first quarter of 1998 during which time VVI improved its video compression software product for inclusion in MPEG-4, an interna-tional standard expected to be adopted for consumer application such as video teleconferencing, video databases and wireless video access.

     In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company's share is expected to be approximately $5,500,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. No potential judgment proceeds have been reflected in the Company's financial statements to date. (See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.)

     With $4,157,000 in cash, cash equivalents and short-term investments at October 31, 1997, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activi-ties as well as for expansion of its technology management business operations, including related investments in start-up companies. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services and related invest-ments in start-up companies (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended October 31, 1997 vs.
Three Months Ended October 31, 1996

     Consolidated revenues for the quarter ended October 31, 1997 were $106,018 (21%) lower than for the quarter ended October 31, 1996. Retained royalties were $115,622 (48%) higher principally because of the timing of royalties reported by licenses.

     Revenues under service contracts were $221,640 (85%) lower than in the quarter ended October 31, 1996. During the quarter ended October 31, 1997, the Company completed work on a few small service contracts. The Company continues to provide technology management services to a growing base of corporations and universi-ties. Its compensation under a growing portion of these service agreements is limited to a share of its clients' revenues, if any,
from the Company's technology transfer services.   The Company
earned no such revenues during the current quarter. During the previous year's quarter, the Company earned revenues under nonrecurring international and domestic corporate service con-tracts. In addition, VVI completed its SBIR contract in October, 1996 and the Company had nearly completed its $800,000 contract with the Department of the Air Force in October, 1996.

     Costs of technology management services were $142,617 (22%) lower in fiscal 1998 than in fiscal 1997 as more fully discussed below. The Company expects costs of technology management services to be reduced by the closing of its office in Cleveland, Ohio, noted above.

     Costs related to retained royalties were approximately $33,000 lower in the first quarter of fiscal 1998. This reflects reduced costs for consultants retained to assist in evaluating and marketing corporate technologies ($29,000), lower domestic patent costs ($21,000) and higher recoveries of foreign patent costs against university royalties ($25,000) offset in part by higher patent litigation expenses ($13,000). Personnel costs (including benefits and overheads) associated with patenting and licensing services were approximately equal in both quarters. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses.

     Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $80,000 lower in the first quarter of fiscal 1998 than in the first quarter of fiscal 1997. This decrease results primarily from the reduction in direct costs associated with revenues under service contracts. Personnel costs (including benefits and overheads) associated with corporate and collaborative service contracts were approximately equal in both quarters.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) were approxi-mately $30,000 lower than for the first quarter of fiscal 1997.

     General and administration expenses were approximately $134,000 (38%) higher in the fiscal 1998 quarter. Approximately $75,000 of this increase results from the decision to close the Company's office in Cleveland, Ohio and to consolidate that office's operating functions into operations in other Company offices. Management expects this action to reduce operating expenses of future periods. In addition, rent and other office expenses in fiscal 1998 are higher than in fiscal 1997. During the fiscal 1998 quarter the Company hired four new employees, including two experienced sales people, and retired two long-serving employees. Personnel spent time in related hiring, training and transition activities in addition to the necessary and ongoing administrative functions. Personnel also spent time developing and verifying information systems to support the sales function and effort.

     The net effect of these decreases in operating revenues and expenses was to increase the Company's operating loss by $97,374
(19%) compared with the first quarter of fiscal 1997.

     Interest income was approximately the same in both quarters despite lower average invested balances. Weighted average interest rates were approximately 1.4% higher in the fiscal 1998 quarter. Interest expense of $17,041 and $28,628 in the fiscal 1998 and 1997 quarters, respectively, relates to the debt incurred in connection with the acquisition of USET.

     In the fiscal 1998 first quarter, net income related to equity method affiliates was principally CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($14,000) offset by CTT's equity in other net losses. At October 31, 1997, CTT owned 33.7% of the outstanding common stock of Knowledge Solutions, Inc. (KSI") and has loaned KSI $50,000 under a subordinated secured convertible note (see Note 4 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31,
1997), but has no further obligation to provide additional funding to KSI. CTT's investment in KSI has been reduced to zero. In the fiscal 1997 first quarter, net income related to equity method affiliates was principally CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($22,000) offset by CTT's equity in other net losses.

     Other income for the quarter ended October 31, 1997 includes approximately $18,000 gain realized from available-for-sale securities.

     Other expenses for the quarters ended October 31, 1997 and 1996 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed in Note 14 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. Further hearings in this case have been adjourned and are expected to occur in calendar 1998. CTT is unable to estimate the related legal expenses which may be incurred in the remaining quarters of 1998. Unilens made no payments in either quarter of fiscal 1998 or 1997. Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through October 31, 1997, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, CTT paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET.

     The Company does not expect adoption of Statements of Financial Accounting Standards No. 128, 129, 130 or 131 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

Results of Operations - Three Months Ended October 31, 1997 vs.
Three Months Ended July 31, 1997

     Consolidated revenues for the quarter ended October 31, 1997 were $249,858 (39%) lower than for the quarter ended July 31, 1997. Historically, retained royalties in the first fiscal quarter are lower than in the fourth quarter because of licensees who report semiannually. Retained royalties were $260,117 (42%) lower than in the fourth quarter of fiscal 1997. Revenues under service contracts were $10,259 (35%) higher in the first quarter of fiscal 1998.

     Total operating expenses of $995,936 in the first quarter of fiscal 1998 were $144,922 (13%) lower than in the fourth quarter of fiscal 1997. In the first quarter costs of technology management services were approximately $181,000 (26%) lower and general and administration expenses were approximately $36,000 (8%) higher than in the fourth quarter. Costs related to retained royalties, costs related to service contracts and costs associated with new client development all decreased as the Company continued its efforts to control expenses.

     The reduction in consolidated revenues exceeded the reduction in operating expenses in the first quarter of fiscal 1998 and the combined result was an increased operating loss of approximately
$105,000.


Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are not guarantees of future performance and should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those set forth under Special Factors in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1997. Actual results may differ materially from these forward-looking state-ments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.



                   PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) As of August 1, 1997, the registrant issued to James Huerta non-transferrable warrants to purchase 2,500 shares of the registrant's common stock at $11.094 (the closing price on the American Stock Exchange on August 1, 1997). The warrants were issued in consideration of Mr. Huerta's investor relations services to the registrant. The warrants become exercisable 10% on each August 1, 1998, 1999 and 2000 and 70% on August 1, 2001. The
warrants expire five years from issuance. There were no under-writers involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under
Section 4(2) of the Securities Act of 1933. The warrants con-tained, and the shares issuable upon exercise will contain, restrictive legends.

Item 6.  Exhibits and Reports on Form 8-K                   Page

A)  Exhibits

   3.1   By-laws of the registrant as amended to
         December 1, 1997.                                  17-26

   11.1  Schedule of computation of earnings per share
         for the three months ended October 31,
         1997 and 1996.                                        27

   27.1  Financial Data Schedule (EDGAR only).

B) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 15, 1997       By:  s/ Frank R. McPike, Jr.
                                    Frank R. McPike, Jr.
                                    Vice President, Finance,
                                    Treasurer, Chief Financial
                                    Officer and Authorized Signer