Form 10-Q
period 1998-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1998-03-17
CIK 102198

10-Q January 1998

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   January 31, 1998

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

Common Stock outstanding as of March 1, 1998  5,974,311 shares

Exhibit Index on sequentially numbered page 19 of 21.

                Page 1 of 21 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.  FINANCIAL INFORMATION                                   Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       January 31, 1998 and July 31, 1997                             3

     Consolidated Statements of Operations for the
       three months ended January 31, 1998 and 1997                   4

     Consolidated Statements of Operations for
       the six months ended January 31, 1998 and 1997                 5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 1998                                  6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 1998 and 1997                     7

     Notes to Consolidated Financial Statements                    8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               11-18

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                           18

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                   19
Item 6.  Exhibits and Reports on Form 8-K                            19

Signatures                                                           20



                           PART I.  FINANCIAL INFORMATION

                   COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                         January 31, 1998 and July 31, 1997
                                     (Unaudited)
                                                    January 31,      July 31,
                                                        1998            1997
ASSETS
Current assets:
  Cash and cash equivalents                         $    260,934    $    930,592
  Short-term investments, at market                    2,122,934       2,534,413
  Receivables, including $100,626 and $19,241
    receivable from related parties in
    January and July, respectively                     2,121,072       1,404,035
  Prepaid expenses and other current assets               71,496         115,537
    Total current assets                               4,576,436       4,984,577

Property and equipment, net                              218,710         228,297
Investments                                              421,318         394,451
Intangible assets acquired, principally
  licenses and patented technologies, net              1,513,350       1,582,686
Other assets                                                  --          13,469

    TOTAL ASSETS                                    $  6,729,814    $  7,203,480

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,472 and
    $4,258 payable to related parties
    in January and July, respectively               $     79,596    $     87,644
  Accrued liabilities                                  1,581,964       1,290,825
  Current portion of purchase obligation                 293,780         550,000
    Total current liabilities                          1,955,340       1,928,469

Noncurrent portion of purchase obligation,
  net of unamortized discount of $41,295                      --         260,265
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                       60,675          60,675
  Common stock, $.01 par value                            59,960          59,518
  Capital in excess of par value                      25,559,506      25,218,106
  Treasury stock (common), at cost:
    21,784 and 15,346 shares in January
    and July, respectively                              (171,544)        (98,511)
  Net unrealized holding gains on
    available-for-sale securities                             --           7,802
  Accumulated deficit                                (20,734,123)    (20,232,844)

    Total shareholders' interest                       4,774,474       5,014,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                    $  6,729,814    $  7,203,480

                               See accompanying notes



                     PART I.  FINANCIAL INFORMATION (Continued)

                   COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                for the three months ended January 31, 1998 and 1997
                                     (Unaudited)


                                                        1998            1997
Revenues:
  Retained royalties                                $   813,084     $   617,098
  Revenues under service contracts
    and grants, including $60,823,
    and $28,488 from related parties in
    1998 and 1997, respectively                         178,072         141,626
                                                        991,156         758,724
Costs of technology management
  services                                              442,578         621,460

General and administration expenses,
  of which $2,297 and $13,973
  were paid to related parties in 1998
  and 1997, respectively                                509,046         467,038
                                                        951,624       1,088,498
Operating income (loss)                                  39,532        (329,774)

Interest income                                          46,691          38,743
Interest expense                                        (17,041)        (28,628)
Income (losses) related to equity
  method affiliates                                         331          14,315
Other income (expense), net                               1,783           7,722
Income (loss) from continuing
  operations before minority
  interest                                               71,296        (297,622)
Minority interest in losses of
  subsidiaries                                            1,600              --

Net income (loss)                                   $    72,896     $  (297,622)

Net income (loss) per share:
  Basic and diluted                                 $      0.01     $     (0.05)

Weighted average number of common
  shares outstanding:
    Basic                                             5,964,145       5,908,786
    Diluted                                           5,994,211       5,908,786

                               See accompanying notes



                        PART I.  FINANCIAL INFORMATION (Continued)

                   COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                 for the six months ended January 31, 1998 and 1997
                                     (Unaudited)

                                                        1998            1997
Revenues:
  Retained royalties                                $ 1,169,907     $   858,299
  Revenues under service contracts
    and grants, including $80,133,
    and $84,954 from related parties in
    1998 and 1997, respectively                         217,632         402,826
                                                      1,387,539       1,261,125
Costs of technology management
  services, of which $5,762 was
  paid to related parties in 1997                       954,320       1,275,819

General and administration expenses,
  of which $3,781 and $35,260
  were paid to related parties in 1998
  and 1997, respectively                                993,240         817,259
                                                      1,947,560       2,093,078
Operating loss                                         (560,021)       (831,953)

Interest income                                          87,690          79,190
Interest expense                                        (34,082)        (57,256)
Income (losses) related to equity
  method affiliates                                      11,867          34,319
Other income (expense), net                              (8,333)          3,804
Loss from continuing operations
  before minority interest                             (502,879)       (771,896)
Minority interest in losses of subsidiaries               1,600              --

Net loss                                            $  (501,279)    $  (771,896)

Net loss per share:
  Basic and diluted                                 $     (0.08)    $     (0.13)

Weighted average number of common
  shares outstanding:
    Basic and diluted                                 5,959,515       5,905,943

                               See accompanying notes



                                    PART I.  FINANCIAL INFORMATION (Continued)

                                  COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Consolidated Statement of Changes in Shareholders' Interest
                                     For the six months ended January 31, 1998
                                                    (Unaudited)

                                                                                                          Net
                                                                                                          unrealized
                                                                                                          holding
                             Preferred Stock                                                              gains (losses)
                              Shares               Common Stock        Capital in                         on available-
                             issued and             Shares             excess of    Treasury Stock        for-sale      Accumulated
                             outstanding  Amount    issued    Amount   par value  Shares held  Amount     securities    Deficit

Balance - July 31, 1997          2,427   $60,675   5,951,829  $59,518  $25,218,106  (15,346)  $ (98,511)  $    7,802  $(20,232,844)
  Exercise of common
    stock options . . . .                             33,358      333      243,684  ( 6,438)    (73,033)
  Grant of warrants to
    consultants.. . . . .                                                    7,825
  Stock issued under
    Directors'Stock
    Participation Plan . .                            10,908      109       89,891
  Net change in unrealized
  holding gains on available-
  for-sale securities . . . .                                                                                 (7,802)
  Net loss . . . . . .. . . .                                                                                             (501,279)
Balance - January 31, 1998       2,427   $60,675   5,996,095  $59,960  $25,559,506  (21,784)  $(171,544)  $       --  $(20,734,123)

                               See accompanying notes



                     PART I.  FINANCIAL INFORMATION (Continued)

                   COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                 for the six months ended January 31, 1998 and 1997
                                     (Unaudited)
                                                        1998            1997
Cash flow from operating activities:
  Loss from continuing operations                   $  (501,279)    $  (771,896)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                     120,147         186,426
      Equity method affiliates                          (11,867)        (34,319)
      Minority interest                                  (1,600)             --
      Directors' stock and stock retirement
        plan accruals                                    96,622          85,600
      Amortization of discount on purchase
        obligation                                       34,082          57,256
      Other noncash items                                76,901          21,077
    Other                                               (18,482)        (39,644)
    Net changes in various operating
      accounts:
      Receivables                                      (717,037)       (279,076)
      Prepaid expenses and other current
        assets                                           44,041          54,485
      Accounts payable and accrued
        liabilities                                     201,168         533,178
Net cash flow from operating activities                (677,304)       (186,913)


Cash flow from investing activities:
  Purchases of property and equipment, net              (27,755)       (114,238)
  Purchases of other short-term investments          (2,743,649)     (1,531,590)
  Proceeds from sales of short-term
    investments                                       3,165,808       2,478,109
  Investments in affiliates and subsidiaries            (15,000)         17,679
Net cash flow from investing activities                 379,404         849,960

Cash flow from financing activities:
  Proceeds from issuance of common stock, net           178,809          69,812
  Repayment of purchase obligation                     (550,567)       (483,440)
Net cash flow from financing activities                (371,758)       (413,628)

Net (decrease) increase in cash and cash
  cash equivalents                                     (669,658)        249,419
Cash and cash equivalents, beginning
  of period                                             930,592         560,640
Cash and cash equivalents, end of period            $   260,934     $   810,059

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

     The year end balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.

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

2.   Net Income (Loss) Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for its fiscal quarter ended January 31, 1998. Statement No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding without giving any effect to potentially dilutive securities. Diluted earnings per share is computed giving effect to all potentially dilutive securities that were outstanding during the period. All earnings per share amounts for all periods presented have been conformed to the Statement No. 128 requirements.

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                            Six months                 Quarter
                                          ended January 31,        ended January 31,
                                          1998        1997         1998       1997

Net income (loss)
  applicable to common stock:
    Basic and diluted                 $  (501,279) $ (771,896)  $   72,896 $ (297,622)

  Weighted average number of common
    shares outstanding                  5,959,515   5,905,943    5,964,145  5,908,786
  Effect of dilutive securities:
    Stock options                              --         --        25,806         --
    Stock warrants                             --         --         4,260         --
  Weighted average number of common
    shares outstanding and dilutive
    securities                          5,959,515   5,905,943    5,994,211  5,908,786

Net income (loss) per share of
  common stock:
    Basic and diluted                 $     (0.08) $    (0.13)  $     0.01 $    (0.05)

     At January 31, 1998 and 1997, respectively, options and warrants to purchase 410,500 and 525,900 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.   Available-for-sale Securities

     At January 31, 1998, the Company had $55,206 available-for-sale securities (fair value and cost basis are equal).

     For the quarter ended January 31, 1998, there were no sales of available-for-sale securities. For the quarter ended January 31, 1997, proceeds from the sale of available-for-sale securities were $2,113,040 which resulted in gross realized gains of $39,645. For the six months ended January 31, 1998 and 1997, respectively, proceeds from the sale of available-for-sale securities were $1,500,000 and $2,478,109 which resulted in realized gains of $18,482 and $39,645. Cost is based on specific identification in computing realized gains.

4.   Receivables

     Receivables comprise:
                                January 31,               July 31,
                                   1998                     1997

Royalties                       $1,847,482               $1,288,363
Other                              273,590                  115,672
                                $2,121,072               $1,404,035

5.   Accrued Liabilities

     Accrued liabilities were:
                                January 31,               July 31,
                                   1998                     1997

Accrued compensation            $  151,690               $  159,519
Royalties payable                1,121,003                  837,718
Other accrued liabilities          309,271                  293,588
                                $1,581,964               $1,290,825

6.   Contingencies

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.5 million. The Company is advised that the case is currently under appeal in the Federal Circuit Court of Appeals. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. No potential judgment proceeds have been reflected in the Company's financial statements to date.

     In November 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several current and former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through January 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned and are expected to occur later in calendar 1998.



                PART I.  FINANCIAL INFORMATION (Continued)



Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Financial Condition and Liquidity

     Cash and cash equivalents of $260,934 at January 31, 1998
(excluding short-term investments of $2,122,934) are $669,658 lower than cash and cash equivalents of $930,592 at July 31, 1997.
Operating activities used $677,304, investing activities provided
$379,404 and financing activities used $371,758.

     In October, 1997, Competitive Technologies, Inc.'s ("CTT") management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. Operating functions previously performed in Cleveland will be performed in other Company offices and certain sales and marketing services have been contracted out. The Company recorded general and administration expenses of approximately $75,000 in connection with this action. In addition, the Company has contracted with an entity controlled by certain former Cleveland-based employees for certain sales and marketing services during the six months from February 1, 1998, through July 31, 1998, for approximately $140,000 plus a commission on such sales or licenses of certain technologies as may be procured solely through the efforts of the contractor.

     CTT and its majority-owned subsidiaries' ("the Company") net loss of $501,279 for the six months ended January 31, 1998 included the following noncash items: depreciation and amortization of approximately $120,000, income related to equity method affiliates of approximately $12,000, amortization of discount on purchase obligation of approximately $34,000 and accruals of approximately $172,000.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $559,119 increase in royalties receivable and the $283,285 increase in royalties payable. This reflects the normal cycle of royalty collections and payments since the consolidation of University Science, Engineering and Technology, Inc. ("USET").

     Approximately $28,000 of equipment and furnishings were purchased in this six-month period to improve client service capabilities.

     Proceeds from sales of short-term investments of approximately $3,166,000 were from the Company's sale of U.S. government debt securities and other short-term investments. Approximately
$2,744,000 was reinvested in other short-term investments.

     CTT received $178,809 during the six months ended January 31, 1998, from stock options exercised to purchase shares of common stock.

     On January 31, 1998, the Company paid approximately $551,000 of the USET purchase obligation. This installment was 60% of USET's gross retained earned revenues for the preceding calendar year as provided in the purchase agreement. The Company expects to pay the remaining $301,000 of the USET purchase obligation (including interest) on January 31, 1999.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company has agreed to pay certain persons specified percentages of Renova royalties received until certain total payments have been made. At January 31, 1998, the remaining amount of such contingent obligations was $112,964.

     At January 31, 1998, the Company had no outstanding commit-ments for capital expenditures other than the obligations incurred in connection with the purchase of USET.

     The Company continues to pursue additional university and corporate technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to these operations.

     The Company does not believe that inflation had a significant impact on its operations during fiscal 1998 or fiscal 1997 or that it will have a significant impact on operations during the next twelve-month operating period.

     Vector Vision, Inc. ("VVI"), CTT's 52.3% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's develop-ment activities will proceed at a minimum level. The Company, the inventor and others supported VVI's development activities during the first half of 1998 during which time VVI improved its video compression software product for inclusion in MPEG-4, an interna-tional standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

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

     With nearly $2,384,000 in cash, cash equivalents and short-term investments at January 31, 1998, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activi-ties as well as for expansion of its technology management business operations. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.


Results of Operations - Three Months Ended January 31, 1998 vs.
Three Months Ended January 31, 1997

     The Company reported operating income of $39,532 and net income of $72,896 for the quarter ended January 31, 1998.

     Consolidated revenues for the quarter ended January 31, 1998 were $232,432 (31%) higher than for the quarter ended January 31, 1997. Retained royalties were $195,986 (32%) higher principally because of a sublicense fee and a final royalty settlement on an expired patent. The Company has granted several non-exclusive licenses under patents which cover performance of certain assays including those for homocysteine. The Company expects its retained royalties from these licenses to increase in the third and future quarters. The Company continues in its effort to license these patents to other laboratories and hospitals that are now or will in the future perform homocysteine assays.

     Revenues under service contracts were $36,446 (26%) higher than in the quarter ended January 31, 1997. During the quarter ended January 31, 1998, the Company's service contract revenues were earned principally from the sale of rights to a corporate client's technology and a state government contract. The Company does not expect to earn significant revenues during the remaining quarters of fiscal 1998 from government service contracts. The Company continues to provide technology management services to corporations and universities. Its primary compensation under a growing portion of these service agreements is a share of its clients' revenues, if any, from the Company's technology transfer services. During the previous year's quarter, the Company earned revenues under nonrecurring international and domestic corporate service contracts and government service contracts.

     Costs of technology management services in the second quarter of fiscal 1998 were $178,882 (29%) lower than in the second quarter of fiscal 1997 as more fully discussed below.

     Costs related to retained royalties were approximately $39,000 (21%) lower in the second quarter of fiscal 1998. This reflects reduced costs for consultants retained to assist in evaluating and marketing corporate technologies, lower foreign patent costs and higher recoveries of foreign patent costs against university royalties, partially offset by higher domestic patent costs, higher patent litigation expenses and higher personnel costs (including benefits and overheads) associated with patenting and licensing services.

     Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $163,000 (64%) lower in the second quarter of fiscal 1998 than in the second quarter of fiscal 1997. This decrease results from fewer service contracts and related reductions in both direct costs and personnel costs (including benefits and overheads) associated with service contracts.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) were approxi-mately $24,000 (13%) higher than for the second quarter of fiscal
1997.

     General and administration expenses were approximately $42,000 (9%) higher in the quarter ended January 31, 1998 than in the quarter ended January 31, 1997. The primary cause of this increase was higher legal and directors' fees and expenses incurred in connection with the proposed restructuring of CTT's Board of Directors and related matters. In addition, rent and other office expenses in fiscal 1998 were higher than in fiscal 1997.

     The net effect of the $232,432 (31%) increase in operating revenues and the $136,874 (13%) decrease in operating expenses resulted in the Company's operating income of $39,532 for the quarter ended January 31, 1998.

     Interest income was approximately $7,900 (21%) higher despite lower average invested balances. Weighted average interest rates were approximately 1.35% higher in the fiscal 1998 quarter. Interest expense of $17,041 and $28,628 in the fiscal 1998 and 1997 quarters, respectively, relates to the debt incurred in connection with the acquisition of USET.

     In the quarter ended January 31, 1998, net income related to equity method affiliates comprised CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($9,600) substantially offset by CTT's equity in other net losses. In the fiscal 1997 second quarter, net income related to equity method affiliates was principally CTT's equity in the net income of EBI ($16,200) partially offset by CTT's equity in other net losses.

     Other income for the quarter ended January 31, 1997, included $39,600 gains realized on sales of short-term investments. There were no such gains in the second quarter of fiscal 1998.

     Other expenses for the quarter ended January 31, 1997 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed in Note 14 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. Further hearings in this case have been adjourned and are expected to occur later in calendar 1998. CTT is unable to estimate the related legal expenses which may be incurred in the remaining quarters of 1998. Unilens made no payments in either quarter of fiscal 1998 or 1997. Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through January 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, CTT paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET.

     The Company adopted Statement of Financial Accounting Standard No. 128 as discussed more completely in Note 2 in the accompanying Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarter ended January 31, 1998. The Company does not expect adoption of Statements of Financial Accounting Standards No. 129, 130 or 131 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31,
1997).

     The Company has examined the Year 2000 computer issue and has determined that it will not have a material impact on its business, operations or financial condition.


Results of Operations - Six Months Ended January 31, 1998 vs. Six
Months Ended January 31, 1997

     Consolidated revenues for the six months ended January 31, 1998 were $126,414 (10%) higher than for the six months ended January 31, 1997. Retained royalties were $311,608 (36%) higher principally because of a sublicense fee, an option fee, a final royalty settlement on an expired patent and higher earned royalties on several licensed technologies.

     Revenues under service contracts were $185,194 (46%) lower than in the six months ended January 31, 1997. During the six months ended January 31, 1998, the Company's service contract revenues were earned principally from the sale of rights to a corporate client's technology, a state government contract and several small corporate, government and university contracts. During the previous year's six months, the Company earned revenues principally under several large nonrecurring international and domestic corporate, government and university service contracts.

     Costs of technology management services in the first six months of fiscal 1998 were $321,499 (25%) lower than in the first six months of fiscal 1997 as more fully discussed below. Some of this reduction is a result of closing the Company's office in Cleveland, Ohio, noted above.

     Costs related to retained royalties were approximately $72,000 (18%) lower in the six months ended January 31, 1998 than in the six months ended January 31, 1997. This reflects reduced costs for consultants retained to assist in evaluating and marketing corporate technologies, lower foreign patent costs and higher recoveries of foreign patent costs against university royalties, partially offset by higher patent litigation expenses, and higher personnel costs (including benefits and overheads) associated with patenting and licensing services.

     Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $243,000 (51%) lower in the first half of fiscal 1998 than in the first half of fiscal 1997. This decrease corresponds to the reduction in revenues under service contracts and results from reductions in both direct and personnel costs (including benefits and overheads) associated with service contracts.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) were approxi-mately equal in both six-month periods.

     General and administration expenses were $175,981 (22%) higher in the six months ended January 31, 1998 than in the six months ended January 31, 1997. Approximately $75,000 of this increase resulted from the decision to close the Company's office in Cleveland, Ohio and to consolidate that office's operating functions into operations in other Company offices. In addition, rent and other office expenses in fiscal 1998 are higher than in fiscal 1997. During the first quarter of fiscal 1998 the Company hired four new employees, including two experienced sales people, and retired two long-serving employees. Personnel spent time in related hiring, training and transition activities in addition to the necessary and ongoing administrative functions. Personnel also spent time developing and verifying information systems to support the sales function and effort. During the second quarter of fiscal 1998, the Company incurred higher legal and directors' fees and expenses in connection with the proposed restructuring of CTT's Board of Directors and related matters.

     The net effect of the $126,414 (10%) increase in operating revenues and the $145,518 (7%) decrease in operating expenses was to reduce the Company's operating loss by $271,932 (33%) compared with the first six months of fiscal 1997.

     Interest income was $8,500 (11%) higher despite lower average invested balances. Weighted average interest rates were approxi-mately 1.35% higher in the six months of fiscal 1998. Interest expense of $34,082 and $57,256 in the six months of fiscal 1998 and 1997, respectively, relates to the debt incurred in connection with the acquisition of USET.

     In the six months ended January 31, 1998, net income related to equity method affiliates comprised CTT's equity in the net income of EBI ($23,600) partially offset by CTT's equity in other net losses. In the six months ended January 31, 1997, net income related to equity method affiliates was principally CTT's equity in the net income of EBI ($38,000) partially offset by CTT's equity in other net losses.

     Other income for the six months ended January 31, 1998, includes approximately $18,000 gain realized from available-for-sale securities. Other income for the six months ended January 31, 1997, included $39,600 gains realized on sales of available-for-sale securities.

     Other expenses for the six months ended January 31, 1998 and 1997 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed in Note 14 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.


Results of Operations - Three Months Ended January 31, 1998 (Second Quarter) vs. Three Months Ended October 31, 1997 (First Quarter)

     Consolidated revenues for the second quarter were $594,773 (150%) higher than for the first quarter of fiscal 1998. Histori-cally, retained royalties in the second quarter are higher than in the first quarter because of licensees who report semiannually. In addition, the second quarter includes a sublicense fee and a final royalty settlement on an expired patent. Retained royalties were $456,261 (128%) higher than in the first quarter. Revenues under service contracts were $138,512 (350%) higher in the second quarter principally from the sale of rights to a corporate client's technology and a state government contract.

     Total operating expenses of $951,624 in the second quarter of fiscal 1998 were approximately $44,000 (4%) lower than in the first quarter. In the second quarter costs of technology management services were approximately $69,000 (14%) lower and general and administration expenses were approximately $25,000 (5%) higher than in the first quarter. Costs related to retained royalties and costs related to service contracts decreased as the Company continued its efforts to control expenses, while costs associated with new client development increased.

     The combined effect of the increase in consolidated revenues and the reduction in operating expenses yielded operating income of $39,532 in the second quarter of fiscal 1998.

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



                       PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) As of November 1, 1997, the registrant issued to Desmond Towey & Associates nontransferable warrants to purchase 6,000 shares of the registrant's common stock at $9.00 (the mean between the high and low prices on the American Stock Exchange on November 3, 1997). The warrants were issued in partial consideration for public relations services to be provided between November 1, 1997 and April 30, 1998. The warrants become exercisable on May 1, 1998, and expire three years from issuance. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

Item 6.  Exhibits and Reports on Form 8-K                         Page

A)  Exhibits

   11.1   Schedule of computation of earnings per share
          for the three months and six months ended
          January 31, 1998 and 1997.                                21

   27.1   Financial Data Schedule (EDGAR only).

B) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 17, 1998             By:  s/ Frank R. McPike, Jr.
                                       Frank R. McPike, Jr.
                                       Vice President, Finance,
                                       Treasurer, Chief Financial
                                       Officer and Authorized Signer