Form 10-Q
period 1998-04-30
COMPETITIVE TECHNOLOGIES INC
filed 1998-06-15
CIK 102198

10-Q April 1998

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   April 30, 1998

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

Common Stock outstanding as of June 1, 1998   5,981,409 shares

Exhibit Index on sequentially numbered page 21 of 23.

                    Page 1 of 23 sequentially numbered pages


             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  INDEX

PART I.  FINANCIAL INFORMATION                                 Page No.

Item 1.  Condensed Financial Statements

A.    Financial Statements

      Consolidated Balance Sheets at
        April 30, 1998 and July 31, 1997                             3

      Consolidated Statements of Operations for the
        three months ended April 30, 1998 and 1997                   4

      Consolidated Statements of Operations for
        the nine months ended April 30, 1998 and 1997                5

      Consolidated Statement of Changes in
        Shareholders' Interest for the nine
        months ended April 30, 1998                                  6

      Consolidated Statements of Cash Flows for the
        nine months ended April 30, 1998 and 1997                    7

      Notes to Consolidated Financial Statements                  8-10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                             11-19

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                         19


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                  20

Item 4.  Submission of Matters to a Vote of
          Security Holders                                          20

Item 6.  Exhibits and Reports on Form 8-K                           21

Signatures                                                          22


                         PART I.  FINANCIAL INFORMATION

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        April 30, 1998 and July 31, 1997
                                   (Unaudited)
                                                    April 30       July 31,
                                                      1998           1997
ASSETS

Current assets:
  Cash and cash equivalents                       $    268,046   $    930,592
  Short-term investments, at market                  3,249,647      2,534,413
  Receivables, including $37,404 and $19,241
    receivable from related parties in
    April and July, respectively                       748,520      1,404,035
  Prepaid expenses and other current assets             79,966        115,537
    Total current assets                             4,346,179      4,984,577

Property and equipment, net                            196,686        228,297
Investments                                            413,982        394,451
Intangible assets acquired, principally
  licenses and patented technologies, net            1,478,682      1,582,686
Other assets                                            13,073         13,469

    TOTAL ASSETS                                  $  6,448,602   $  7,203,480

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,066 and
    $4,258 payable to related parties
    in April and July, respectively               $     70,617   $     87,644
  Accrued liabilities                                1,660,515      1,290,825
  Current portion of purchase obligation               295,583        550,000
    Total current liabilities                        2,026,715      1,928,469

Noncurrent portion of purchase obligation,
  net of unamortized discount of $41,295                    --        260,265
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                     60,675         60,675
  Common stock, $.01 par value                          60,032         59,518
  Capital in excess of par value                    25,600,566     25,218,106
  Treasury stock (common), at cost:
    21,784 and 15,346 shares in April
    and July, respectively                            (171,544)       (98,511)
  Net unrealized holding gains (losses)
    on available-for-sale securities                    (5,729)         7,802
  Accumulated deficit                              (21,122,113)   (20,232,844)

    Total shareholders' interest                     4,421,887      5,014,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                  $  6,448,602   $  7,203,480

                             See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               for the three months ended April 30, 1998 and 1997
                                   (Unaudited)

                                                      1998           1997
Revenues:
  Retained royalties                              $   416,771    $   459,802
  Revenues under service contracts
    and grants, including $10,174,
    and $26,437 from related parties in
    1998 and 1997, respectively                        42,796        109,049
                                                      459,567        568,851
Costs of technology management
  services                                            604,724        759,235

General and administration expenses,
  of which $1,411 and $3,619
  were paid to related parties in 1998
  and 1997, respectively                              273,179        268,937
                                                      877,903      1,028,172
Operating loss                                       (418,336)      (459,321)

Interest income                                        39,704         30,506
Interest expense                                       (1,803)       (17,041)
Income (losses) related to equity
  method affiliates                                    (7,318)         9,047
Other income (expense), net                              (237)         3,346
Loss from continuing operations
  before minority interest                           (387,990)      (433,463)
Minority interest in losses of
  subsidiaries                                             --         35,000

Net loss                                          $  (387,990)   $  (398,463)

Net loss per share:
  Basic and diluted                               $     (0.06)   $     (0.07)

Weighted average number of common
  shares outstanding:
    Basic and diluted                               5,977,433      5,921,172

                            See accompanying notes

                     PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                for the nine months ended April 30, 1998 and 1997
                                   (Unaudited)

                                                      1998           1997
Revenues:
  Retained royalties                              $ 1,686,678    $ 1,318,101
  Revenues under service contracts
    and grants, including $90,307,
    and $114,391 from related parties in
    1998 and 1997, respectively                       160,428        511,875
                                                    1,847,106      1,829,976
Costs of technology management
  services, of which $36,612 was
  paid to related parties in 1997                   1,559,044      2,035,054

General and administration expenses,
  of which $5,192 and $38,879
  were paid to related parties in 1998
  and 1997, respectively                            1,266,419      1,086,196
                                                    2,825,463      3,121,250
Operating loss                                       (978,357)    (1,291,274)

Interest income                                       127,394        109,696
Interest expense                                      (35,885)       (74,297)
Income related to equity
  method affiliates                                     4,549         43,366
Other income (expense), net                            (8,570)         7,150
Loss from continuing operations
  before minority interest                           (890,869)    (1,205,359)
Minority interest in losses of subsidiaries             1,600         35,000

Net loss                                          $  (889,269)   $(1,170,359)

Net loss per share:
  Basic and diluted                               $     (0.15)   $     (0.20)

Weighted average number of common
  shares outstanding:
    Basic and diluted                               5,965,357      5,910,907


                             See accompanying notes


                       PART I.  FINANCIAL INFORMATION (Continued)

                            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                                For the nine months ended April 30, 1998
                                               (Unaudited)

                                                                                                       Net
                                                                                                       unrealized
                                                                                                       holding
                                   Preferred Stock                                                     gains (losses)
                             Shares                   Common Stock   Capital in                        on available-
                             issued and            Shares            excess of     Treasury Stock      for-sale       Accumulated
                             outstanding   Amount  issued    Amount  par value    Shares held  Amount  securities     Deficit

Balance - July 31, 1997      2,427        $60,675  5,951,829 $59,518  $25,218,106 (15,346)   $ (98,511) $    7,802    $(20,232,844)
  Stock issued under
    Directors' Stock
    Participation Plan . .                            12,006     120      101,130
  Exercise of common stock
    options . . . .                                   33,358     333      243,684  (6,438)     (73,033)
  Exercise of warrants . .                             6,000      61       28,265
  Grants of warrants to
    consultants. . . . . .                                                  9,381
  Net change in unrealized
    holding gains (losses)
    on available-for-sale
    securities . . . . . .                                                                                 (13,531)
  Net loss . . . . . . . .                                                                                                (889,269)
Balance - April 30, 1998     2,427        $60,675  6,003,193  $60,032 $25,600,566 (21,784)   $(171,544) $   (5,729)   $(21,122,113)

                              See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                for the nine months ended April 30, 1998 and 1997
                                   (Unaudited)

                                                      1998           1997
Cash flow from operating activities:
  Loss from continuing operations                 $  (889,269)   $(1,170,359)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                   174,851        285,972
      Equity method affiliates                         (4,549)       (43,366)
      Minority interest                                (1,600)       (35,000)
      Directors' stock and stock retirement
        plan accruals                                 139,927        134,650
      Amortization of discount on purchase
        obligation                                     35,885         74,297
      Other noncash items                              33,065        (42,200)
    Other                                             (13,054)            19
    Net changes in various operating
      accounts:
      Receivables                                     655,515        591,691
      Prepaid expenses and other current
        assets                                         35,571         79,041
      Accounts payable and accrued
        liabilities                                   273,420        471,532
Net cash flow from operating activities               439,762        346,277


Cash flow from investing activities:
  Purchases of property and equipment, net            (25,768)      (127,181)
  Purchases of other short-term investments        (3,876,091)    (3,012,782)
  Proceeds from sales of short-term
    investments                                     3,165,808      4,715,784
  Investments in affiliates and subsidiaries          (15,000)        17,679
Net cash flow (used in) from investing
  activities                                         (751,051)     1,593,500

Cash flow from financing activities:
  Proceeds from issuance of common stock, net         199,310        124,468
  Proceeds from minority's investment in
    subsidiary's common stock                              --         35,000
  Repayment of purchase obligation                   (550,567)      (483,440)
Net cash flow used in financing activities           (351,257)      (323,972)

Net (decrease) increase in cash and
  cash equivalents                                   (662,546)     1,615,805
Cash and cash equivalents, beginning
  of period                                           930,592        560,640
Cash and cash equivalents, end of period          $   268,046    $ 2,176,445


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

2.    Net Income (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for its fiscal quarter ended January 31, 1998. Statement No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding without giving any effect to potentially dilutive securities. Diluted earnings per share is computed giving effect to all potentially dilutive securities that were outstanding during the period. All earnings per share amounts for all periods presented have been conformed to the Statement No. 128 requirements.

      At April 30, 1998 and 1997, respectively, options and warrants to purchase 536,542 and 495,400 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.    Available-for-sale Securities

      As of April 30, 1998 the components of the Company's available-for-sale securities are as follows:

                                  Gross       Gross
                                Unrealized  Unrealized
                   Aggregate     Holding      Holding
Security Type      Fair Value     Gains       Losses      Cost Basis


Equity
  Securities       $49,477        $ --       $5,729        $55,206


     For the quarter ended April 30, 1998, there were no sales of available-for-sale securities. For the quarter ended April 30, 1997, proceeds from the sale of available-for-sale securities were $2,237,675 which resulted in gross realized gains of $18,410. For the nine months ended April 30, 1998 and 1997, respectively, proceeds from the sale of available-for-sale securities were $1,500,000 and $4,715,784 which resulted in realized gains of $18,482 and $58,055. Cost is based on specific identification in computing realized gains.

4.   Receivables

     Receivables comprise:
                               April 30,                July 31,
                                  1998                     1997

Royalties                      $  696,541               $1,288,363
Other                              51,979                  115,672
                               $  748,520               $1,404,035

5.   Accrued Liabilities

     Accrued liabilities were:

                                April 30,                July 31,
                                  1998                     1997

Accrued compensation           $  210,213               $  159,519
Royalties payable               1,088,193                  837,718
Other accrued liabilities         362,109                  293,588
                               $1,660,515               $1,290,825

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

     In November 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Through April 30, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner. Further hearings in this case have been adjourned and are expected to occur later in calendar 1998.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

      Cash and cash equivalents of $268,046 at April 30, 1998 are $662,546 lower than cash and cash equivalents of $930,592 at July 31, 1997. Operating activities provided $439,762, investing activities used $751,051 and financing activities used $351,257.

      In October, 1997, Competitive Technologies, Inc.'s ("CTT") management decided to reduce operating expenses by closing its office in Cleveland, Ohio, and dissolving Competitive Technologies of Ohio, Inc., its wholly-owned subsidiary. Operating functions previously performed in Cleveland are being performed in other Company offices and certain sales and marketing services have been contracted out. CTT recorded general and administration expenses of approximately $75,000 in connection with this action. In addition, CTT has contracted with an entity controlled by certain former Cleveland-based employees for certain sales and marketing services during the six months from February 1, 1998, through July 31, 1998, for approximately $140,000 plus a commission on such sales or licenses of certain technologies as may be procured solely through the efforts of the contractor.

      CTT and its majority-owned subsidiaries' ("the Company") net loss of $889,269 for the nine months ended April 30, 1998 included the following noncash items: depreciation and amortization of approximately $175,000, income related to equity method affiliates of approximately $5,000, amortization of discount on purchase obligation of approximately $36,000 and accruals of approximately $190,000.

      In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $591,822 decrease in royalties receivable and the $250,475 increase in royalties payable. This reflects the normal cycle of royalty collections and payments since the consolidation of University Science, Engineering and Technology, Inc. ("USET").

      Approximately $26,000 of equipment and furnishings were purchased in this nine-month period to improve client service capabilities.

      Proceeds from sales of short-term investments of approximately $3,166,000 were from the Company's sale of U.S. government debt securities and other short-term investments. Approximately
$3,876,000 was invested in other short-term investments.

      CTT received $199,310 during the nine months ended April 30, 1998, from stock options and warrants exercised to purchase shares of common stock.

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

      The Company has agreed to pay certain persons specified percentages of Renova royalties received until certain total payments have been made. At April 30, 1998, the remaining amount of such contingent obligations was $92,617.

      At April 30, 1998, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of USET.

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

      Vector Vision, Inc. ("VVI"), CTT's 52.3% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will continue to proceed at a minimum level. The Company, the inventor and others supported VVI's development activities during the first nine months of fiscal 1998 during which time VVI improved its video compression software product for inclusion in MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

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

      With nearly $3,518,000 in cash, cash equivalents and short-term investments at April 30, 1998, the Company anticipates that currently available funds will be sufficient to finance cash needs over the next two to four years for its current operating activities as well as for expansion of its technology management business operations. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services (with resulting increases in operating expenses) is subject to many factors which are outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended April 30, 1998 vs. Three Months Ended April 30, 1997

      Consolidated revenues for the quarter ended April 30, 1998, were $109,284 (19%) lower than for the quarter ended April 30, 1997.

      Retained royalties were $43,031 (9%) lower. Revenues from new licenses and sublicenses include license fees, amounts for past infringements and earned royalties.

      Although retained royalties from licensees covering performance of homocysteine assays were higher in the current quarter than in last year's quarter, they have not yet become material. The current quarter's royalties reported by these new licensees were lower than the Company had expected. The Company had expected the price of a homocysteine test would be in a range from $75 to $125 per test. However, licensees have reported lower discounted prices for the test. The weighted average price for homocysteine tests reported to the Company during the third fiscal quarter was $53 per test. The quantities of tests reported by these new licensees approximated expected quantities. The Company continues in its effort to license these patents to other laboratories and hospitals that are now or will in the future perform homocysteine assays. The Company expects its retained royalties from these licenses to continue to increase in future quarters.

      In addition, during the current quarter an exclusive licensee reported royalties of approximately $96,000 from a new sublicensee for two years of past infringing sales. During the 1997 quarter, the Company earned a $100,000 fee for the sale of rights to a corporate client's technology, but there was no comparable transaction during the 1998 quarter. In addition, retained royalty revenues for the current quarter were reduced by $111,000 because of another licensee's recalculation of royalties for the period from July, 1995 through December, 1997. This substantially offset other royalty increases. The Company is reviewing this recalculation thoroughly. The Company continues to monitor all licensees' royalty reports.

      Certain of the Company's Vitamin B12 assay patents and licenses, which contributed approximately $150,000 of total retained royalties in fiscal 1997, expired in April, 1998, as more fully detailed in Note 6 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. However, since these licensees report semi-annually, the effect of these expirations will not be reflected in retained royalties until the fourth quarter of fiscal 1998.

      Revenues under service contracts were $66,253 (61%) lower than in the quarter ended April 30, 1997. During the quarter ended
April 30, 1998, the Company earned service contract revenues from several corporate, state government and university clients. The Company does not expect to earn significant revenues in the foreseeable future from service contracts. While the Company continues to provide its technology management services to corporations and universities, its primary compensation under a growing portion of these agreements is a share of revenues, if any, from the Company's transfer of its clients' technologies. During the previous year's quarter, the Company earned revenues under nonrecurring domestic corporate, government and university service contracts.

      Total operating expenses for the 1998 third quarter were $150,269 (15%) lower than for the 1997 third quarter. The Company closed its office in Cleveland, effective January 31, 1998. This reduced total personnel costs and related operating expenses.
These reductions were greater than related increases in consultants' fees and expenses. In the 1998 third quarter higher shareholders' expenses were incurred in connection with the annual meeting of shareholders on March 31, 1998. These expenses included proxy printing, solicitation and other expenses. An approximately equivalent expense was also incurred in the 1998 second quarter for printing materials which were not mailed because certain shareholders filed a Schedule 13D. In addition, VVI's research and development expenses were $47,005 lower and amortization expenses were $44,199 lower.

      Company personnel spent more total time and a higher proportion of total available time on technology management services in the current quarter. Lower total operating expenses and the higher proportion of time combined to reduce costs of technology management services by $154,511 (20%) as more fully discussed below.

      Costs related to retained royalties were approximately $107,000 (55%) higher in the third quarter of fiscal 1998. This reflects increased costs for subcontractors retained for certain sales and marketing services related to certain corporate technologies and higher personnel costs (including benefits and overheads) associated with patenting and licensing services, higher domestic patent costs and higher patent litigation expenses. These higher costs were partially offset by higher recoveries of foreign patent costs against university royalties.

      Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $276,000 (82%) lower in the third quarter of fiscal 1998 than in the third quarter of fiscal 1997. This decrease results from fewer service contracts and related reductions in both direct costs and personnel costs (including benefits and overheads) associated with service contracts.

      Costs associated with new client development (principally personnel costs, including benefits and overheads) were approximately $14,000 (6%) higher than for the third quarter of fiscal 1997.

      General and administration expenses were approximately $4,000 (2%) higher in the quarter ended April 30, 1998, than in the quarter ended April 30, 1997.

      The net effect of the $109,284 (19%) decrease in operating revenues and the $150,269 (15%) decrease in operating expenses reduced the Company's operating loss for the quarter ended April
30, 1998 by $40,985.

      Interest income was approximately $9,000 (30%) higher due to higher average invested balances and higher weighted average interest rates. Interest expense of $1,803 and $17,041 in the fiscal 1998 and 1997 quarters, respectively, relates to the debt incurred in connection with the acquisition of USET.

      In the quarter ended April 30, 1998, net losses related to equity method affiliates comprised CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") which was more than offset by CTT's equity in other affiliates' net losses. In the fiscal 1997 third quarter, net income related to equity method affiliates was principally CTT's equity in the net income of EBI partially offset by CTT's equity in other net losses.

      Other income for the quarter ended April 30, 1997, included
$18,000 gains realized on sales of short-term investments. There were no such gains in the third quarter of fiscal 1998.

      Other expenses for the quarter ended April 30, 1997, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and former directors as more fully detailed in Note 14 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. Further hearings in this case have been adjourned and are expected to occur later in calendar 1998. CTT is unable to estimate the related legal expenses it may incur in the remaining quarter of 1998 or fiscal 1999. Unilens made no payments in either quarter of fiscal 1998 or 1997. Since CTT carries this receivable at zero value, it will record any collections in the period collected. Through April 30, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As CTT received cash proceeds, CTT paid a 4% commission to Optical Associates, L.P., its joint venture partner.

      The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET.

      As discussed more completely in Note 2 in the accompanying Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company adopted Statement of Financial Accounting Standard No. 128 for the quarter ended January 31, 1998. Because the Company had losses from continuing operations for all quarters in fiscal 1996, 1997 and 1998 before adoption of this standard, the restated losses per share have not changed from previously reported losses per share.

      The Company does not expect adoption of Statements of Financial Accounting Standards No. 129, 130 or 131 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997).

      The Company has examined the Year 2000 computer issue and does not expect that it will have a material impact on its business, operations or financial condition. However, the Company is requesting that its licensees confirm that the Year 2000 computer issue will not impact their ability to produce or report royalties after December 31, 1999.

Results of Operations - Nine Months Ended April 30, 1998 vs. Nine
Months Ended April 30, 1997

      Consolidated revenues for the nine months ended April 30, 1998, were $17,130 (1%) higher than for the nine months ended April 30, 1997.

      Retained royalties were $368,577 (28%) higher for the fiscal 1998 period. This increase includes revenues (license fees, amounts for past infringements, and earned royalties) from new licenses and sublicenses, an option fee, a final royalty settlement on an expired patent and higher earned royalties on several licensed technologies. These increases were offset by corrections of approximately $111,000 to previously reported royalties reported by a licensee during the third quarter of fiscal 1998.

      Revenues under service contracts were $351,447 (69%) lower than in the nine months ended April 30, 1997. During the nine months ended April 30, 1998, the Company's service contract revenues were earned principally from a state government contract and several small corporate, government and university contracts. During the previous year's nine months, the Company earned revenues principally under several large nonrecurring international and domestic corporate, government and university service contracts.

      Total operating expenses for the first three quarters of 1998 were $295,787 (9%) lower than for the same period of 1997. Total personnel costs, consultants' fees and expenses, and related operating expenses were lower. VVI's research and development expenses were $48,739 lower and amortization expenses were $114,388 lower. Costs related to the acquisition of Competitive Technologies of PA, Inc. were fully amortized in September, 1997. Directors' fees and expenses and shareholders' expenses were higher.

      Costs of technology management services in the first nine months of fiscal 1998 were $476,010 (23%) lower than in the first nine months of fiscal 1997 as more fully discussed below.

      Costs related to retained royalties were approximately $35,000 (6%) higher in the nine months ended April 30, 1998, than in the nine months ended April 30, 1997. This reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services, and higher patent litigation expenses, partially offset by lower foreign patent costs, lower amortization expenses, higher recoveries of foreign patent costs against university royalties, and reduced costs for subcontractors retained for sales and marketing certain corporate technologies.

      Costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $519,000 (64%) lower in the nine months of fiscal 1998 than in the nine months of fiscal 1997. This decrease corresponds to the reduction in revenues under service contracts and results from reductions in both direct and personnel costs (including benefits and overheads) associated with service contracts.

      Costs associated with new client development (principally personnel costs, including benefits and overheads) were approximately equal in both nine-month periods.

      General and administration expenses were $180,223 (17%) higher in the nine months ended April 30, 1998, than in the nine months ended April 30, 1997. This includes approximately $75,000 which resulted from the decision to close the Company's office in Cleveland, Ohio and to consolidate that office's operating functions into operations in other Company offices. In addition, rent and other office expenses in fiscal 1998 are higher than in fiscal 1997. During the first quarter of fiscal 1998 the Company hired four new employees, including two experienced sales people, and retired two long-serving employees. Personnel spent time in related hiring, training and transition activities in addition to the necessary and ongoing administrative functions. Personnel also spent time developing and verifying information systems to support the sales function and effort. During the second quarter of fiscal 1998, the Company incurred higher legal and directors' fees and expenses in connection with restructuring its Board of Directors and related matters.

      The net effect of the $17,130 (1%) increase in operating revenues and the $295,787 (9%) decrease in operating expenses was to reduce the Company's operating loss by $312,917 (24%) compared with the first nine months of fiscal 1997.

      Interest income was $17,698 (16%) higher despite lower average invested balances. Weighted average interest rates were approximately 1.24% higher in the nine months of fiscal 1998.
Interest expense of $35,885 and $74,297 in the nine months of fiscal 1998 and 1997, respectively, relates to the debt incurred in connection with the acquisition of USET.

      In the nine months ended April 30, 1998, net income related to equity method affiliates comprised CTT's equity in the net income of EBI ($25,900) substantially offset by CTT's equity in other net losses. In the nine months ended April 30, 1997, net income related to equity method affiliates was principally CTT's equity in the net income of EBI ($51,000) partially offset by CTT's equity in other net losses.

      Other income for the nine months ended April 30, 1998, includes approximately $18,000 gain realized from available-for-sale securities. Other income for the nine months ended April 30, 1997, included $58,000 gain from short-term investments.

      Other expenses for the nine months ended April 30, 1998 and 1997 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and former directors as more fully detailed in Note 14 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

Results of Operations - Three Months Ended April 30, 1998 (Third
Quarter) vs. Three Months Ended January 31, 1998 (Second Quarter)

      Consolidated revenues for the third quarter were $531,589 (54%) lower than for the second quarter of fiscal 1998. Lower retained royalties account for $496,313 of this reduction and lower service contract revenues account for $35,276. Historically, retained royalties in the second quarter are higher than in the third quarter because of licensees who report semiannually. In addition, the second quarter included a sublicense fee and a final royalty settlement on an expired patent. Increased royalties from new licenses and sublicenses in the third quarter were substantially offset by another licensee's reported reductions to previously reported royalties (amounting to $111,000 covering the period July 1995 through December 1997) and the effect of a sale of rights to a corporate client's technology in the second quarter. Revenues under service contracts were lower in the third quarter principally due to a state government contract in the second quarter.

      Total operating expenses of $877,903 in the third quarter of fiscal 1998 were approximately $73,721 (8%) lower than in the second quarter. This reflects the Company's continuing efforts to control expenses. In the third quarter costs of technology management services were approximately $162,000 (37%) higher and general and administration expenses were approximately $236,000 (46%) lower than in the second quarter. Personnel costs (including benefits and overheads) represented 77% of third quarter costs of technology management services. In the second quarter they represented 87%. The remainder in each quarter was direct expenses, including $75,000 in the third quarter for subcontractors retained for certain sales and marketing services related to certain corporate technologies.

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


                      PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds

      (c) On March 20, 1998, Desmond Towey & Associates exercised warrants to purchase 6,000 shares of the registrant's common stock at $5.4375 per share ($32,625) in cash. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933.
The warrants and the shares bear restrictive legends.

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders held March
31, 1998, the following directors were elected:

Name                            Votes For       Votes Withheld

George C.J. Bigar               5,170,764             552,480
Michael G. Bolton               4,913,766             809,478
Robert H. Brown, Jr.            5,035,834             687,410
John M. Sabin                   4,864,051             859,193
George M. Stadler               4,500,507           1,222,737

      In addition, no votes were withheld as to all nominees and there were no broker non-votes.

      Also at the Company's annual meeting of stockholders held March 31, 1998, stockholders approved amending the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 7,964,080 to 20,000,000. There were 3,653,211 shares voted for and 1,995,943 shares voted against this proposal and 74,090 shares abstained. There were no broker non-votes.

      Also at the Company's annual meeting of stockholders held March 31, 1998, stockholders rejected a proposed amendment to the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares of undesignated Class A Preferred Stock. There were 1,677,683 shares voted for and 2,052,927 shares voted against this proposal. In addition, 68,631 shares abstained and there were 1,924,003 broker non-votes.

      Also at the Company's annual meeting of stockholders held March 31, 1998, stockholders approved the 1997 Employees' Stock Option Plan and reserving 275,000 shares of Common Stock for options under the Plan. There were 3,563,773 shares voted for and 1,987,078 shares voted against this proposal. In addition, 154,666 shares abstained and there were 17,727 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                        Page

A)  Exhibits

     3.1 Unofficial Restated Certificate of Incorpora-tion of the registrant as amended to March 31, 1998, filed as Exhibit 4.1 to registrant's
           Registration Statement on Form S-8, File
           Number 333-49095, and hereby incorporated by reference.

    10.1* Registrant's 1997 Employees' Stock Option Plan, filed as Exhibit 4.3 to registrant's Registration
           Statement on Form S-8, File Number 333-49095, and hereby incorporated by reference.

    11.1   Schedule of computation of earnings per
           share for the three months and nine months
           ended April 30, 1998 and 1997.                         23

    27.1   Financial Data Schedule (EDGAR only).

* Management Contract or Compensatory Plan.


B)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 15, 1998             By:  s/ Frank R. McPike, Jr.
                                      Frank R. McPike, Jr.
                                      Vice President, Finance,
                                      Treasurer, Chief Financial
                                      Officer and Authorized Signer