Form 10-K
period 1998-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1998-10-28
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended July 31, 1998.

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 1-8696

                 COMPETITIVE TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)


    Delaware                                36-2664428
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   1960 Bronson Road
   P.O. Box 340
   Fairfield Connecticut                        06430
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

Exhibit Index on sequentially numbered page 47.

            Page 1 of 62 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

     As of October 23, 1998, 5,978,103 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $24,600,000.

                DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated Document              Location in Form 10-K

     Registrant's definitive proxy           Part III
     statement for its January, 1999
     annual meeting of stockholders


                              PART I

Item 1.  Business
                           Introduction

     Competitive Technologies, Inc. (the registrant or CTT), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. CTT provides technology management services to corporations, federal agencies and laborato-ries, and universities. CTT's goal is to maximize its clients' returns on research, development and patent investments by selling, licensing or otherwise transferring their innovations to others.

     Effective January 31, 1996, a wholly owned subsidiary of CTT acquired the remaining 80% of University Science, Engineering and Technology, Inc. (USET). The total purchase price was $1,835,000 of which approximately $301,000 remains to be paid on January 31, 1999. This transaction is more fully described in Note 2 to Consolidated Financial Statements. Effective January 31, 1996, CTT began to account for USET as a consolidated subsidiary. Accordingly, CTT included USET's results of operations in its consolidated results of operations from January 31, 1996. Prior to January 31, 1996, CTT's subsidiary owned 20% of USET, accounted for the investment in USET on the equity method and recorded 20% of USET's net income.

     In February, 1995, CTT sold a significant portion of its investment in NovaNET Learning, Inc. (formerly University Communica-tions, Inc.)(NLI) to Barden Companies, Inc. CTT received approximate-ly $3 million in cash and reduced its ownership in NLI from 55.1% to 14.5%. CTT carries its remaining investment in NLI on the cost method.

     The registrant's subsidiaries include Competitive Technologies of PA, Inc. (CTT-PA), USET and Competitive Technologies of Ohio, Inc. (CTT-OH).

     On October 1, 1998, the registrant and its subsidiaries employed approximately 14 people full-time. Substantially all employees are salaried and none is represented by a labor union.

Technology Management Services

     The registrant and its subsidiaries provide technology transfer and related services for inventions and other innovations made or owned by their clients. For an invention or group of inventions, CTT may evaluate technical feasibility, assess potential patentability, assess commercial potential, apply for and prosecute patents, enforce issued patents, sell or license the invention to others, manage related license agreements, and distribute license royalties to their respective owners. In certain instances, CTT has initiated litigation to enforce its royalty rights.

     CTT's agreements with its clients specify the particular services CTT provides and how the clients compensate CTT for those services. Most clients agree to share with CTT specific percentages of amounts earned from sale or license of their technologies. Some clients agree to pay a fixed retainer, a fee for specific services or specified annual fees for CTT's services. In addition, some clients agree to share expenses of the technology transfer process.

     As early in the technology transfer process as possible, CTT assesses each invention's patentability and marketability. This permits CTT to focus efforts and resources on inventions with higher potential for successful commercialization.

      CTT and its subsidiaries provide technology transfer services to universities, other research institutions, government agencies, and domestic and foreign corporations. CTT's employees, consultants, and subcontractors perform the contracted services from their respective offices.

     Since January 31, 1996, CTT has managed USET as a wholly owned subsidiary. From August 20, 1990 until January 31, 1996, a wholly owned subsidiary of CTT owned 20% of USET and CTT managed USET's operations and its portfolio of technologies, patents and licenses. The USET portfolio comprises primarily technologies from CTT's university clients before June 28, 1988.

     From June 28, 1988, through August 20, 1990, USET was a subsidiary of Macmillan, Inc., successor to the interest of Maxwell Communication Corporation (Maxwell). On June 28, 1988, CTT sold its technology management operations to Maxwell and retained a 70%, 50% or 10% interest in the revenues and certain patent expenses related to the portfolio after distribution of the respective university's share.

     CTT and USET have shared royalty revenues and patent expenses related to this portfolio from June 28, 1988, through July 31, 1998. Under the August 20, 1990 USET purchase agreement, the purchase price included an up-front payment of $1,000,000 plus payments contingent upon USET's earned royalties (as specifically set forth in that agreement) which totaled $989,000. In addition, installment payment amounts under the January 31, 1996, acquisition agreement were based on USET's retained royalties.

     The registrant and Lehigh University own 80% and 20%, respective-ly, of the stock of CTT-PA. Lehigh University owns 74,302 unregis-tered shares of the registrant's common stock. CTT-PA manages Lehigh University's technology portfolio. The registrant recently announced plans to close its office in Bethlehem, Pennsylvania (see Note 14 to Consolidated Financial Statements) and to assume CTT-PA's obligations under the agreement with Lehigh University.

     Retained royalty revenues for the registrant and its subsidiaries in the last five years were derived from the following portfolios (in thousands):

                     1998      1997      1996      1995      1994

The USET portfolio:
  Registrant's
  share             $1,148    $  943    $  972    $  752    $  671
  USET's share       1,107       835       611        --        --
The CTT-PA
  portfolio             46        57        37        44        47
Others                 100       100        --        --        --
                    $2,401    $1,935    $1,620    $  796    $  718

     The only two technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for the registrant and its subsidiaries during 1998, 1997 or 1996 were gallium arsenide semicon-ductors and Vitamin B12 assay.

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March, 1983 to May, 1989 and expire from May, 2001 to September, 2006. These inventions are licensed to Mitsubishi Electric Corporation, NEC Corporation, Polaroid Corporation, Spectra Diode Laboratories, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Retained royalties received from the gallium arsenide semiconductor inventions were approximately $232,000 (10%), $282,000 (15%) and $289,000 (18%) of total retained royalties in 1998, 1997 and 1996, respectively.

     The improved assay procedure for diagnosing Vitamin B12 deficien-cies was developed at the University of Colorado. U.S. patents have issued from February, 1980 to May, 1984 and expire between February, 1997 and May, 2001. Certain of these licensed patents expired in April, 1998. These expiring licenses contributed approximately $380,000 (16%) of total retained royalties in fiscal 1998. These assay procedures are licensed to Abbott Laboratories, Bayer Corpora-tion, Bio-Rad Laboratories, Inc., Boehringer Mannheim, Chiron Diagnos-tics Corporation, Dade International, Inc., Diagnostic Products Corporation, ICN Biomedicals, ICN East, Inc. and Beckman Instruments, Inc. On the basis of information received from licensees and other sources, these assay procedures are in current use. Retained royalties received from the Vitamin B12 assay were approximately $664,000 (28%), $581,000 (30%) and $562,000 (35%) of total retained royalties in 1998, 1997 and 1996, respectively.

     In fiscal 1998, the registrant pursued an aggressive program to license an assay used to determine whether an individual has an elevated level of homocysteine and a corresponding deficiency of folate or Vitamin B12. Recent studies indicate that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general artery damage. The registrant's patent which covers this homocysteine assay expires in 2007. During fiscal 1998, the registrant signed four additional homocysteine licenses and earned $191,000 of royalties from all homocysteine licenses. This is an increase of 125% over fiscal 1997. The registrant is continuing its licensing program for this assay in fiscal 1999. The registrant cannot predict the timing or amounts of retained royalties which may be earned or the timing or costs which may be incurred in licensing this assay.

     On January 24, 1995, the registrant was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. Work on the contract began in February, 1995, and was completed in November, 1996. Through July 31, 1997, the registrant had earned and recognized approximately $833,000 of revenue on this contract ($79,000 and $254,000 in fiscal 1997 and 1996, respectively) of which approximately $479,000 was paid or payable to subcontractors. Revenues retained by the registrant under this contract contributed to recovering some of its personnel and overhead costs.

     The registrant's foreign operations are limited to royalties received from foreign licensees (see Note 4 to Consolidated Financial Statements).

Investments in Development-Stage Companies

     The registrant generally does not finance research and develop-ment of technologies. However, in certain instances, the registrant has been involved in forming companies to exploit specific technolo-gies it believed were beyond the pure research and development stage.

     In 1994 the registrant formed Knowledge Solutions, Inc. ("KSI") to develop products using a multimedia training process model from Lehigh University. At July 31, 1998, the registrant owned 33.7% of KSI's outstanding common stock and had recorded a total of $241,000 as its equity in KSI's losses. The registrant expects KSI to be dissolved in fiscal 1999.

     In 1994 the registrant established a majority-owned subsidiary, VVI, to develop and exploit a video compression technology developed at Lehigh University. Research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $78,000, $195,000 and $64,000 were incurred by VVI in 1998, 1997 and 1996, respectively. Since its inception VVI has obtained $348,000 in equity funding, $75,000 in grant funding and $99,000 from a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see Note 12 to Consolidated Financial Statements).
At July 31, 1998, the registrant owned 54.5% of VVI's outstanding common stock. VVI's principal minority shareholders are or were employees of VVI or CTT-PA. Unless VVI obtains additional financing, it will not be able to continue development of its video compression technology. During fiscal 1998 VVI improved its video compression software product for inclusion in MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access. In addition, CTT continues to seek alternate possibilities for commer-cialization of this technology.

     In 1995 the registrant invested in Equine Biodiagnostics, Inc. ("EBI"), a company organized to provide diagnostic laboratory services for the equine industry. EBI's initial product had already been tested and was marketed in EBI's first month of operations. The registrant has recorded equity in EBI's net income of $174,000 from inception through July 31, 1998. At July 31, 1998, the registrant owned 37.5% of EBI's outstanding stock. The registrant sold its investment in EBI during the first quarter of fiscal 1999 for $198,850 in cash. No gain or loss was recognized on the sale.

     In June, 1986, the registrant formed NovaNET Learning, Inc. to commercialize NovaNET, an interactive education and communication network developed at the University of Illinois. NLI's revenues have grown to $12,050,000 for the fiscal year ended July 31, 1998. In February, 1995, the registrant sold the majority of its shares of NLI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the sale. After the sale the registrant owned approximately 14.5% of NLI's outstanding common stock.

Special Factors

     Losses During Past Fiscal Years. On a consolidated basis the registrant incurred net losses of $1,235,000, $1,571,000 and $588,000 in 1998, 1997 and 1996, respectively. The registrant's operating activities used $430,000, $897,000 and $1,228,000 in 1998, 1997 and
1996, respectively. The registrant's investing and financing activities provided $1,151,000 and $1,452,000 in 1997 and 1996, respectively, and used $168,000 in 1998.

     Reliance on and Lack of Control of Licensees. To the extent that the registrant and its subsidiaries share in royalties received from licensees, the revenues from such licensees are dependent upon the efforts and expenditures of such licensees. Retained royalties were 92%, 78% and 71% of the registrant's consolidated total revenues in 1998, 1997 and 1996, respectively. The registrant has no control over the efforts and expenditures of such licensees. In addition, development of new products by licensees involves high risk since many new technologies do not become commercially profitable products despite the application of extensive development efforts by such licensees. Licensees are not required to advise the registrant of problems which may be encountered in the attempt to develop commercial products and such information is usually treated as confidential by such licensees. It may be assumed that licensees will encounter problems frequently. Only if licensees succeed in resolving those problems will the licenses generate royalty income in which the registrant can share.

     Need for Government Approvals. Commercial exploitation of some licensed patents may require approval of governmental regulatory agencies; there is no assurance that such approvals will be granted. The principal government agency involved is the United States Food and Drug Administration ("FDA"). FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval of a product requiring such approval, sales of the product will not be made and the registrant will receive no royalty income based on sales of the product.

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

     Risks Pertaining to Contracts with Federal Agencies and Laborato-ries. To the extent that the registrant and its subsidiaries earn revenues under contracts and subcontracts from agencies or laborato-ries of the Federal government, their revenues under such service contracts are dependent upon continued funding of the related activities by the Federal government. Revenues under service contracts or subcontracts from agencies or laboratories of the Federal government were 1%, 8% and 15% of the registrant's consolidated total revenues in 1998, 1997 and 1996, respectively. The registrant has no control over funding decisions of the Federal government, contract decisions of the Federal agencies and laboratories or subcontract decisions of other government contractors. To the extent that government service contracts must be renewed, there can be no assurance that they will be renewed. The registrant is not currently renewing or proposing any new Federal government service contracts.

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

     Dependence on Key Personnel. The registrant believes that the growth of its business is dependent upon the knowledge and abilities of a small number of employees and that the loss of such persons could have an adverse effect on future activities of the registrant. The principal key employee is Mr. Frank R. McPike, Jr. Mr. McPike was appointed interim chief executive officer in August, 1998 and has served as the registrant's chief financial officer for 15 years.

     Competition. Competition in the technology management services business is vigorous. Several organizations, some of which are well established and have greater financial resources than the registrant, provide technology management services.

                      Discontinued Operations

Computer-based Education Services Segment

     On February 15, 1995, Barden Companies, Inc. ("Barden") exercised its option to purchase from the registrant additional shares of NovaNET Learning, Inc. common stock. Barden paid $3,227,372 ($1.375 per share) in cash for 2,347,180 shares held by the registrant. In connection with Barden's purchase, the registrant offered to purchase from all NLI shareholders other than Barden a number of their shares of NLI common stock to allow all NLI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, the registrant purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. The registrant's net gain on these transactions was $2,534,505 which was recorded in fiscal 1995. Upon completion of these and other transactions, Barden owned 52.1% and the registrant owned 14.5% of the outstanding common stock of NLI.

     Effective February 15, 1995, the registrant began to account for its $159,375 investment in NLI on the cost method. Consolidated financial statements for the registrant and its subsidiaries for all prior periods present NLI's net assets and the registrant's equity in NLI's net results of operations as a discontinued operation.

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

     A subsidiary of the registrant occupies an office in Bethlehem, Pennsylvania under an agreement with Lehigh University. The registrant recently announced that it is closing this office.

     The registrant believes its remaining facilities are adequate for its current and near-term operations.

Item 3. Legal Proceedings

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates Limited Partnership ("OALP") and Optical Associates Management Corp. ("OAMC") purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Manage-ment, Inc. ("GTM"), University Optical Products Co. ("UOP"), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January, 1989, the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA ("Unilens") and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all of the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur later in calendar 1998 or 1999.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the registrant was not and is not a party to this case, the registrant had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the registrant is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the registrant's share will be approximately $5.5 million. The registrant is advised that the case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments are scheduled for December, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can registrant predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 4A.  Executive Officers of the Registrant

                              Principal Occupation and Position
Name                     Age  and Office with Registrant

Frank R. McPike, Jr.     49   Interim Chief Executive Officer since
                              August, 1998; Secretary since August,
                              1989; Treasurer since July, 1988; Vice
                              President, Finance, since December,
                              1983; Director from July, 1988 through
                              March, 1998.

     When this report was prepared, Mr. McPike was the registrant's sole executive officer. The registrant's former President and Chief Executive Officer resigned his employment with the registrant to pursue other opportunities.

     The terms of all officers of the registrant are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders of the registrant and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. McPike has an employment contract with the registrant; this contract will be described in the registrant's definitive proxy statement. There is no family relationship between any director or executive officer of the registrant.


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     (a)  The registrant's common stock is listed on the American
Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.

     Fiscal Year Ended July 31, 1998         High      Low

          First Quarter....................  11 3/4    7 7/8
          Second Quarter...................   9 1/4    7 5/8
          Third Quarter....................  11 3/8    7 1/2
          Fourth Quarter...................  10 3/8    8

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

     At October 21, 1998 there were approximately 905 holders of record of the registrant's common stock.

     (b)  As of May 1, 1998, the registrant issued to Desmond Towey
& Associates non-transferrable warrants to purchase 3,000 shares of the registrant's common stock at $9.00 (the mean between the high and low prices on the American Stock Exchange on November 1, 1997). The warrants were issued in partial consideration for public relations services to be provided between May 1, 1998 and July 31, 1998. The warrants become exercisable in November, 1998, and expire three years from issuance. There were no underwriters involved in the transac-tion. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

                                   COMPETITIVE TECHNOLOGIES, INC.
                                     Selected Financial Data (1)
                                         Years ended July 31

Item 6.  Selected Financial Data

                                       1998          1997          1996 (3)       1995(4)       1994(4)
Retained royalties                $ 2,400,534   $ 1,935,041   $ 1,619,909    $   796,243   $   717,514
Revenues under service
  contracts and grants                211,300       541,176       660,287        906,952       245,264
       Total revenues             $ 2,611,834   $ 2,476,217   $ 2,280,196    $ 1,703,195   $   962,778

Loss from continuing
  operations (2)                  $(1,235,489)  $(1,571,045)  $  (588,101)   $  (641,249)  $  (828,996)
Income (loss) from operations
  of discontinued operation                --            --            --         99,468       (10,786)
Net gain on disposal of
  discontinued operations                  --            --            --      2,534,505       221,852
Net income (loss)                 $(1,235,489)  $(1,571,045)  $  (588,101)   $ 1,992,724   $  (617,930)

Net income (loss) per share
  (basic and diluted):
  Continuing operations           $     (0.21)  $     (0.27)  $     (0.10)   $     (0.11)  $     (0.15)
  Operations of discontinued
    operation                              --            --            --           0.02            --
  Net gain (loss) on disposal
    of discontinued operations             --            --            --           0.43          0.04
  Net income (loss)               $     (0.21)  $     (0.27)  $     (0.10)   $      0.34   $     (0.11)

Weighted average number of
  common shares outstanding         5,969,434     5,914,868     5,853,814      5,814,826     5,761,610

At year end:
Cash, cash equivalents
  and short-term investments      $ 2,634,618   $ 3,465,005   $ 4,381,630    $ 4,957,143   $ 1,939,525
Total assets                      $ 6,301,864   $ 7,203,480   $ 8,368,140    $ 6,768,942   $ 4,766,745
Long-term obligations             $        --   $   260,265   $   652,367    $        --   $        --
Shareholders' interest            $ 4,172,413   $ 5,014,746   $ 6,287,952    $ 6,289,524   $ 4,149,775

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes net income (losses) related to equity method affiliates of approximately $58,000, $34,000, ($104,000) and $20,000 in 1997, 1996,
    1995 and 1994, respectively.

(3) Includes results of USET's operations on a consolidated basis for the six months from January 1, 1996 through July 31, 1996 (see Note 2 to Consolidated Financial Statements).

(4) Gains on disposal of discontinued operations are on disposal of NovaNET Learning, Inc. in 1995 and University Optical Products Co. in 1994.

(5) No cash dividends were declared or paid in any year presented.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

    Cash and cash equivalents of $216,826 at July 31, 1998, are $597,613 lower than cash and cash equivalents of $814,439 at July 31, 1997. Operating activities used $429,829, investing activities provided $183,473 and financing activities used $351,257 in the year ended July 31, 1998.

    In addition to cash and cash equivalents, Competitive Technolo-gies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company") held $2,417,792 in short-term investments at July 31, 1998. These investments are available to fund the Company's future operating, investing and financing activities.

    In August, 1998, CTT's Board of Directors approved restructuring the Company's operations to reduce future operating expenses. The restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company will recognize costs related to this action, which are expected to be approximately $70,000, in the first quarter of fiscal 1999.

    In October, 1997, CTT's management decided to reduce operating expenses by closing its office in Cleveland, Ohio. In connection with this action, CTT recorded general and administration expenses of approximately $75,000. Since then, CTT personnel in other Company offices perform operating functions previously performed in Cleveland. In addition, CTT contracted with an entity controlled by certain former Cleveland-based employees to provide certain sales and marketing services during the six months from February 1, 1998, through July 31, 1998, for approximately $140,000 plus a commission on such sales or licenses of certain technologies as may be procured solely through the efforts of the contractor. The contractor procured no such sales or licenses during the period ended July 31, 1998.

    The Company's net loss of $1,235,489 for the year ended July 31, 1998 included the following noncash items: depreciation and amortization of approximately $234,000, amortization of discount on purchase obligation of approximately $38,000, accrued expenses of approximately $538,000, and minority interest of approximately $23,000.

    In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $156,000 increase in royalties receivable and the $144,000 increase in royalties payable.

    The Company purchased approximately $24,000 of equipment and furnishings in the year ended July 31, 1998, to improve client service capabilities.

    The Company received $1,500,000 from sales of available-for-sale securities and invested approximately $1,278,000 in other short-term investments.

    In fiscal 1998, CTT received $199,310 from stock options and warrants exercised to purchase common stock.

    On January 31, 1998, the Company paid approximately $551,000 of the University Science, Engineering and Technology, Inc. ("USET") purchase obligation. This installment was 60% of USET's gross retained earned revenues for the preceding calendar year as provided in the purchase agreement. The Company expects to pay the remaining $301,000 of the USET purchase obligation (including interest) on January 31, 1999.

    During the first quarter of fiscal 1999, CTT sold its investment in Equine Biodiagnostics, Inc. for $198,850 in cash. No gain or loss was recognized on the sale.

    In October, 1998, the Board of Directors authorized the repur-chase of up to 250,000 shares of the Company's common stock. The Company plans to repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions.

    The Company has agreed to pay certain persons specified percent-ages of Renova royalties received until certain total payments have been made. At July 31, 1998, the remaining amount of such contingent obligations was $79,458.

    The Company's former President and Chief Executive Officer, whose employment contract runs through July 31, 1999, resigned his employment with the Company to pursue other opportunities. In connection with his resignation, the Company accrued contract settlement costs of $300,000 in the fourth quarter of fiscal 1998.

    The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

    At July 31, 1998, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of USET.

    The Company continues to pursue additional technology management opportunities. If and when these opportunities are consummated, the Company may commit capital resources to them.

    The Company does not believe that inflation had a significant impact on its operations during 1998 or 1997 or that it will have a significant impact on operations during the next twelve-month operating period.

    The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999, properly and accurately. The Company has reviewed its computer hardware and software and is or will be modifying that which is not currently Year 2000 compliant. Management believes that the greatest risk to the Company would be if its licensees were to be unable to make their licensed products Year 2000 compliant or to report their respective royalties. Accordingly, the Company has requested that its licensees confirm that the Year 2000 computer issue will not prevent them from producing or reporting royalties after December 31, 1999. It has also requested confirmation from its banks and other vendors that their computer systems are or will be Year 2000 compliant. The Company does not expect its costs to address these Year 2000 issues to have a material impact on its business, operations or financial condition.

    Vector Vision, Inc. ("VVI"), CTT's 54.5% owned subsidiary, continues to seek additional financing to support its continuing development. Without additional outside financing, VVI's development activities will continue to proceed at a minimum level. The Company, the inventor and others supported VVI's development activities during fiscal 1998. During that time VVI improved its video compression software product for inclusion in MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

    In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company expects its share to be approximately $5,500,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Item 3. Legal Proceedings.)

    With $2,634,618 in cash, cash equivalents and short-term invest-ments at July 31, 1998, the Company anticipates that currently available funds will be sufficient to finance cash needs for at least the next two years for its current operating activities as well as for potential additional technology management opportunities. This anticipation is based upon the Company's current expectations.
However, expansion of the Company's services is subject to many factors outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - 1998 vs. 1997

    Consolidated revenues for the year ended July 31, 1998, were $135,617 (5%) higher than for the year ended July 31, 1997. Retained royalties accounted for 92% and 78% of total revenues in fiscal 1998 and 1997, respectively.

    Retained royalties in fiscal 1998 were $465,493 (24%) higher than in fiscal 1997. This increase includes revenues (license fees, amounts for past infringements, and earned royalties) from new licenses and sublicens-es, an option fee, a final royalty settlement on an expired patent and higher earned royalties on several licensed technologies. These increases were partially offset by a licensee's report correcting previously reported royalties.

    The Company's retained royalties from its Vitamin B12 assay were approximately $664,000 (28%) and $581,000 (30%) of total retained royalties in 1998 and 1997, respectively. Certain of these licensed patents expired in April, 1998. These expiring licenses contributed approximately $380,000 (16%) of total retained royalties in fiscal 1998. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001. The Company's retained royalties from the gallium arsenide semiconductor inventions were approximately $232,000 (10%) and $282,000 (15%) of total retained royalties in 1998 and 1997, respectively. No other technologies produced retained royalties equal to or greater than 10% of consolidated revenue in 1998. See Note 4 to Consolidated Financial Statements.

    Fiscal 1998 revenues under service contracts and grants were $329,876 (61%) lower than in fiscal 1997. In fiscal 1998, the Company earned service contract revenues from a state government contract and several other smaller corporate, government and university contracts. In fiscal
1997, the Company earned service contract revenues under several large nonrecurring international and domestic corporate, government and university service contracts. There were no grant revenues in fiscal
1998 or 1997.

    Total operating expenses for fiscal 1998 were $268,371 (6%) lower than for fiscal 1997. In fiscal 1998, the Company reduced total personnel costs, consultants' fees and expenses, related operating expenses, and VVI's research and development expenses. Costs related to the acquisition of Competitive Technologies of PA, Inc. were fully amortized in September, 1997. These reductions were partially offset by higher rent expense, directors' fees and expenses, shareholders' expenses and legal expenses and by the $300,000 estimated costs of settling the Company's employment contract with its former President and Chief Executive Officer.

    Costs of technology management services were $640,306 (23%) lower in fiscal 1998 than in fiscal 1997 as more fully discussed below.

    Costs related to retained royalties were approximately $75,000 (9%) higher in 1998 than in 1997. This reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services, higher costs for subcontractors retained for sales and marketing certain corporate technologies, and higher patent litigation expenses. It also reflects lower foreign and domestic patent costs, lower amortization expenses and higher recoveries of foreign patent costs against university royalties. These costs include domestic and foreign patent prosecution, maintenance and litigation expenses.

    Fiscal 1998 costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $688,000 (65%) lower than for fiscal
1997. This reduction corresponds to the reduction in revenues under service contracts.

    Fiscal 1998 costs associated with new client development (principally personnel costs, including benefits and overheads) decreased approx-imately $27,000 (3%) from fiscal 1997.

    General and administration expenses were approximately $72,000 (5%) higher in fiscal 1998. This includes costs associated with closing the Company's office in Cleveland, Ohio, and consolidating that office's functions into operations in other Company offices. In addition, the Company incurred higher legal expenses, directors' fees and shareholders' expenses in connection with reconstituting its Board of Directors and related matters.

    In fiscal 1998, the Company accrued contract settlement expenses of $300,000 for the estimated costs of settling the remainder of its former President and Chief Executive Officer's employment contract.

    The net effect of the $135,617 increase in operating revenues and the $268,371 reduction in operating expenses was to reduce the Company's operating loss by $403,988 (23%) compared with fiscal 1997.

    Interest income increased $27,838 (20%) despite lower average invested balances. Weighted average interest rates were approximately 1.2% higher in fiscal 1998. Interest expense of $37,688 and $93,371 in fiscal 1998 and 1997, respectively, relates to the debt incurred in connection with the acquisition of USET.

    In fiscal 1998, net income related to equity method affiliates comprised CTT's equity in the net income of Equine Biodiagnostics, Inc. ("EBI") ($22,000) substantially offset by CTT's equity in net
losses of other ventures.   In fiscal 1997, net income related to
equity method affiliates was principally CTT's equity in the net income of EBI ($70,000) partially offset by CTT's equity in other net losses.

    Other income for fiscal 1998 includes approximately $18,000 gain realized from available-for-sale securities. Other income for fiscal 1997 included $77,000 gain from short-term investments.

    Other expenses for fiscal 1998 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and former directors as more fully detailed in Note 12 to Consolidated Financial Statements. Further hearings in this case have been adjourned and are expected to occur later in calendar 1998 or 1999. CTT is unable to estimate the related legal expenses which may be incurred in fiscal 1999. Unilens Corp. USA ("Unilens") made no payments in either fiscal year. Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through July 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January, 1989, sale of University Optical Products Co.'s assets to Unilens. As cash proceeds were received, CTT paid a 4% cash commission to Optical Associates,
L. P., its joint venture partner.

    Minority interest in the losses of subsidiaries in 1998 of $22,721 and in 1997 of $81,721 was VVI's minority shareholders' additional interest in its losses. The minority interest in VVI's losses is limited to the minority's interest in VVI's outstanding common stock. Unless VVI obtains additional external equity financ-ing, no further losses may be charged to VVI's minority interest.

    The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET. However, so long as the Company's other operations generate current taxable losses equal to USET's current taxable income, Federal income tax liabilities can be minimized.

    The Company does not expect adoption of Statements of Financial Accounting Standards No. 130, 131, or 133 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements).

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

    Retained royalties were $315,132 (19%) higher than in fiscal
1996. Up-front license fees for a plasma display energy recovery technology of approximately $97,000 for fiscal 1996 were non-recurring and this decrease was partially offset by a new license fee and increased royalties on several technologies for fiscal 1997. There were also modest increases in royalties from sales of Renova and Ethyol. Consolidating USET increased retained royalties for fiscal 1997 by $223,952 (14%) as compared with fiscal 1996.

    The Company's retained royalties from its Vitamin B12 assay were approximately $581,000 (30%) and $562,000 (35%) of total retained royalties in 1997 and 1996, respectively. The Company's retained royalties from the gallium arsenide semiconductor inventions were approximately $282,000 (15%) and $289,000 (18%) of total retained royalties in 1997 and 1996, respectively. No other technologies produced retained royalties equal to or greater than 10% of consoli-dated revenue in 1997 or 1996.

    Revenues under service contracts and grants were $541,176 in fiscal 1997, $119,111 (18%) lower than in fiscal 1996. Revenues from intercorporate service contracts were $249,800 in fiscal 1997, approximately $75,000 higher than in fiscal 1996. Revenues from service contracts for various government clients of $225,000 in fiscal 1997 were $197,000 lower than in fiscal 1996. VVI completed its SBIR contract in October, 1996, and CTT completed its contract with the Department of the Air Force in November, 1996. Revenues from this contract for fiscal 1997 were $175,000 lower than for fiscal 1996. There were no grant revenues in fiscal 1997 compared with $7,784 in support of VVI's development activities in fiscal 1996.

    Costs of technology management services were approximately
$881,000 (48%) higher in fiscal 1997 than in fiscal 1996 as more fully discussed below.

    Costs related to retained royalties were $168,000 higher in 1997 than in 1996. This increase included $139,000 in amortization of the cost of intangible assets acquired in connection with the purchase of USET. It also reflected increased costs for personnel and consultants retained to assist in evaluating and marketing corporate technologies, domestic patent costs on a new university technology and lower recoveries of foreign patent costs against university royalties.

    Costs related to service contracts and grants (including direct charges for subcontractors' services and personnel costs associated with service contracts) increased $328,000 compared with fiscal 1996. This included increased costs in connection with VVI's SBIR contract and efforts to develop its video compression technology ($161,000), and increased personnel (including benefits and overheads) and direct costs associated with corporate and collaborative service contracts.

    Costs associated with new client development (principally personnel costs, including benefits and overheads) increased approx-imately $385,000 over fiscal 1996. The Company's strategic decision to expand its focus to include providing technology management services to corporations required hiring experienced employees to identify and develop new opportunities into client relationships.

    General and administration expenses were approximately $249,000 (19%) higher in fiscal 1997. This increase included operating expenses supporting the Company's and USET's ongoing operations. In addition, the Company signed a new five-year office lease beginning in November, 1996, (and incurred relocation expenses in November, 1996) which increased other operating expenses in fiscal 1997.

    The net effect of these increases in operating revenues and expenses was to increase the Company's operating loss by $934,131
(110%) compared with fiscal 1996.

    Interest income decreased $66,072 (32%) because of lower average invested balances and lower average interest rates in fiscal 1997. Interest expense of $93,371 and $57,413 in fiscal 1997 and 1996, respectively, related primarily to the debt incurred in connection with the acquisition of USET.

    In fiscal 1997, net income related to equity method affiliates was principally CTT's equity in the net income of EBI ($70,000) partially offset by CTT's equity in net losses of other ventures. In fiscal 1996, net income related to equity method affiliates included the Company's 20% equity in the net income of USET ($30,000) for the six months ended January 31, 1996, its equity in the net loss of Knowledge Solutions, Inc. ($70,000) and its equity in the net income of EBI ($76,000).

    In January, 1996, CTT received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since CTT's investment in Plasmaco, Inc. was carried at no value, the $96,907 was included in income for the second quarter of fiscal 1996.

    Other income for fiscal 1997 included approximately $77,000 gain from short-term investments. Other expenses for fiscal 1997 include legal expenses incurred in connection with a suit brought against CTT and some of its subsidiaries and former directors as more fully detailed in Note 12 to Consolidated Financial Statements.

Forward-Looking Statements

    This Annual Report on Form 10-K contains forward-looking state-ments. These statements are not guarantees of future performance and should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those set forth under Special Factors in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 1998. Actual results may differ materially from these forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                              22

Consolidated Balance Sheets                                 23-24

Consolidated Statements of Operations                          25

Consolidated Statements of Changes
  in Shareholders' Interest                                    26

Consolidated Statements of Cash Flows                       27-28

Notes to Consolidated Financial Statements                  29-44



PRICEWATERHOUSECOOPERS

                                  PricewaterhouseCoopers LLP
                                  1301 Avenue of the Americas
                                  New York, NY   10019-6013
                                  Telephone (212) 259 1000
                                  Facsimile (212) 259 1301

                 REPORT OF INDEPENDENT ACCOUNTANTS


October 2, 1998


To the Board of Directors and Shareholders
Of Competitive Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in share-holders' interest and of cash flows present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsi-bility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                  PricewaterhouseCoopers LLP


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1998 and 1997

ASSETS
                                                  1998            1997
Current assets:
  Cash and cash equivalents                   $  216,826     $   814,439
  Short-term investments, at market            2,417,792       2,650,566
  Receivables, including $20,143 and $19,241
    receivable from related parties in
    1998 and 1997, respectively                1,491,937       1,404,035
  Prepaid expenses and other current assets      139,780         115,537
    Total current assets                       4,266,335       4,984,577

Property and equipment, net                      171,214         228,297
Investments                                      408,288         394,451
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $349,134 and
  $210,462 in 1998 and 1997, respectively      1,444,014       1,582,686
Other assets                                      12,013          13,469

    TOTAL ASSETS                              $6,301,864     $ 7,203,480

                          See accompanying notes


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1998 and 1997
                                (Continued)

                                                  1998           1997
LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $2,043 and
    $4,258 payable to related parties
    in 1998 and 1997, respectively            $     37,323   $     87,644
  Accrued liabilities                            1,794,742      1,290,825
  Current portion of purchase obligation           297,386        550,000
    Total current liabilities                    2,129,451      1,928,469

Noncurrent portion of purchase obligation,
  net of unamortized discount of $41,925
  in 1997                                               --        260,265
Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427
    issued and outstanding                          60,675         60,675
  Common stock, $.01 par value; shares
    authorized: 20,000,000 in 1998 and
    7,964,080 in 1997; issued: 6,003,193
    in 1998 and 5,951,829 in 1997;
    outstanding: 5,993,003 in 1998 and
    5,936,483 in 1997                               60,032         59,518
  Capital in excess of par value                25,637,881     25,218,106
  Treasury stock (common), at cost;
    10,190 shares in 1998 and 15,346
    shares in 1997                                 (95,968)       (98,511)
  Net unrealized holding gains (losses)
    on available-for-sale securities               (21,874)         7,802
  Accumulated deficit                          (21,468,333)   (20,232,844)

    Total shareholders' interest                 4,172,413      5,014,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,301,864   $  7,203,480

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 1998, 1997 and 1996

                                       1998         1997          1996
Revenues:
  Retained royalties               $ 2,400,534  $ 1,935,041   $ 1,619,909
  Revenues under service contracts
    and grants, including $101,281,
    $142,216 and $156,766 from
    related parties in
    1998, 1997 and 1996,
    respectively                       211,300      541,176       660,287
                                     2,611,834    2,476,217     2,280,196

Costs of technology management
  services, of which $36,612 and
  $8,759 were paid to related
  parties in 1997 and 1996,
  respectively                       2,087,234    2,727,540     1,846,268
General and administration expenses,
  of which $6,504, $40,882 and
  $89,618 were paid to related
  parties in 1998, 1997 and 1996,
  respectively                       1,606,503    1,534,568     1,285,688
Contract settlement expense            300,000           --            --
                                     3,993,737    4,262,108     3,131,956
Operating loss                      (1,381,903)  (1,785,891)     (851,760)

Interest income                        170,051      142,213       208,285
Interest expense                       (37,688)     (93,371)      (57,413)
Income (loss) related to
  equity method affiliates, net            182       58,325        33,808
Other income (expense), net             (8,852)      25,958        78,979

Loss before minority interest       (1,258,210)  (1,652,766)     (588,101)
Minority interest in losses of
  subsidiaries                          22,721       81,721            --
Net loss                           $(1,235,489) $(1,571,045)  $  (588,101)

Net loss per share:
  Basic and diluted                $     (0.21) $     (0.27)  $     (0.10)

Weighted average number of common
  shares outstanding:
    Basic and diluted                5,969,434    5,914,868     5,853,814

                          See accompanying notes


                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Shareholders' Interest
                          For the years ended July 31, 1998, 1997 and 1996

                                                                                                            Net
                                                                                                          unrealized
                                                                                                          holding
                              Preferred Stock                                                          gains (losses)
                              Shares                Common Stock      Capital in     Treasury Stock     on available-
                            issued and           Shares               excess of     Shares              for-sale      Accumulated
                            outstanding  Amount  issued      Amount   par value     held      Amount    securities      Deficit
Balance - July 31, 1995        2,427    $60,675  5,835,365  $58,353  $24,410,143  (25,000)  $(174,713)  $    8,764    $(18,073,698)
  Exercise of common stock
    warrants . . . . . . .                           5,000       50       28,700
  Stock issued under
    Directors' Stock
    Participation Plan . .                           4,776       48       39,952
  Stock issued under
    Employees' Common Stock
    Retirement Plan. . . .                           8,688       87       88,965
  Exercise of common stock
    options. . . . . . . .                          72,000      720      426,166
  Net change in unrealized
    holding gains
    on available-for-sale
    securities. . . . . .                                                                                    1,841
  Net loss. . . . . . . .                                                                                                 (588,101)

Balance - July 31, 1996        2,427     60,675  5,925,829   59,258   24,993,926  (25,000)   (174,713)      10,605     (18,661,799)
  Exercise of common
    stock options . . . .                           14,000      140       92,642
  Exercise of common
    stock warrants. . . .                            6,000       60       38,190
  Stock issued under 1996
    Directors' Stock
    Participation Plan. .                            6,000       60       59,940
  Stock issued under
    Employees' Common
    Stock Retirement
      Plan. . . . . . . .                                                 29,998    9,654      76,202
  Grant of warrants to
    consultants . . . . .                                                  3,410
  Net change in unrealized
    holding gains (losses)
    on available-for-sale
    securities. . . . . .                                                                                   (2,803)
  Net loss. . . . . . . .                                                                                               (1,571,045)

Balance - July 31, 1997        2,427     60,675  5,951,829   59,518   25,218,106  (15,346)    (98,511)       7,802     (20,232,844)
  Exercise of common stock
    options. . . . . . .                            33,358      333      243,684   (6,438)    (73,033)
  Exercise of common stock
    warrants . . . . . .                             6,000       61       28,265
  Stock issued under 1996
    Directors' Stock
    Participation Plan .                            12,006      120      101,130
  Stock issued under
    Employees' Common
    Stock Retirement
      Plan . . . . . . .                                                  24,423   11,594      75,576
  Grant of warrants to
    consultants. . . . .                                                  22,273
  Net change in unrealized
    holding gains (losses)
    on available-for-sale
    securities . . . . .                                                                                   (29,676)
  Net loss. .  . . . . .                                                                                                (1,235,489)

Balance - July 31, 1998        2,427    $60,675  6,003,193  $60,032  $25,637,881  (10,190)  $ (95,968)  $  (21,874)   $(21,468,333)

                                       See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1998, 1997 and 1996

                                       1998         1997          1996
Cash flow from operating
  activities:
  Net loss                         $(1,235,489) $(1,571,045)  $  (588,101)

  Noncash items included in net loss:
    Depreciation and
      amortization                     233,657      383,622       273,127
    Equity method affiliates              (182)     (58,325)      (33,808)
    Minority interest                  (22,721)     (81,721)           --
    Directors' stock and
      stock retirement plan
      accruals                         175,004      183,700       123,232
    Contract settlement accrual        300,000           --            --
    Amortization of discount
      on purchase obligation            37,688       91,338        57,258
    Other noncash items                 67,078      (17,707)       21,657
  Other                                (11,994)          19      (100,517)
  Net changes in various
    operating accounts:
      Receivables                      (87,902)    (316,005)     (724,088)
      Prepaid expenses and other
        current assets                 (24,243)      15,289      (132,708)
      Accounts payable and
        accrued liabilities            139,275      474,123      (123,795)

Net cash flow used in
  operating activities                (429,829)    (896,712)   (1,227,743)

Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (24,433)    (160,002)      (54,016)
  Proceeds from sales of:
    Available-for-sale securities    1,500,000    4,550,000     3,694,767
    Other short-term investments            --    1,188,784            --
  Directors' escrow account                 --      325,000            --
  Purchases of short-term
    investments                     (1,278,420)  (4,494,300)   (2,831,180)
  Net cash acquired in connection
    with investment in subsidiary                        --       105,171
  Investments in affiliates and
    subsidiaries, net                  (13,674)      58,437        81,907
Net cash flow from
  investing activities                 183,473    1,467,919       996,649

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1998, 1997 and 1996
                                (Continued)

                                       1998         1997          1996

Cash flow from financing activities:

  Proceeds from exercise of
    stock options and warrants         199,310      131,032       455,636
  Proceeds from minority's in-
    vestment in subsidiary's
    common stock                            --       35,000            --
  Repayment of purchase
    obligation                        (550,567)    (483,440)           --
Net cash flow from financing
  activities                          (351,257)    (317,408)      455,636

Net (decrease) increase in cash
  and cash equivalents                (597,613)     253,799       224,542
Cash and cash equivalents,
  beginning of year                    814,439      560,640       336,098
Cash and cash equivalents, end
  of year                          $   216,826  $   814,439   $   560,640

Supplemental cash flow information:

Schedule of significant noncash
  investing and financing
  activities:

  Debt incurred for investment
    in subsidiary                  $        --  $        --   $ 1,145,109
                                   $        --  $        --   $ 1,145,109

                          See accompanying notes


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company"). CTT's majority-owned subsidiaries are Competitive Technologies of PA, Inc. ("CTT-PA"), Competitive Technologies of Ohio, Inc. ("CTT-OH"), University Optical Products Co. ("UOP"), Genetic Technology Management, Inc. ("GTM"), UPAT Services, Inc. ("USI") and Vector Vision, Inc. ("VVI") (see Note 2). Intercom-pany accounts and transactions have been eliminated in consolidation.

    As more fully discussed in Note 2, the Company purchased the remaining interests in University Science, Engineering and Technology, Inc. ("USET") on January 31, 1996. Accordingly, USET has been a wholly owned subsidiary and USET's results of operations have been consolidated since January 31, 1996. Through January 31, 1996, the Company accounted for its investment in USET on the equity method and recorded 20% of its net income.

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

Reclassifications

    Certain accounts have been reclassified to conform with the presentation in financial statements for fiscal 1998.

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

    Grant revenues, which are nonrefundable except under certain conditions (see Note 12), are recognized in the period grant funds are received.

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

    At July 31, 1998, 1997 and 1996, respectively, options and warrants to purchase 506,542, 494,900 and 560,900 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

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

Impairment of Long-lived Assets

    The Company reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Future Impact of Adopting Recently Issued Accounting Pronouncements

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

    In June, 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for public business enterprises to report information about operating segments. The Company will adopt this Statement on August 1, 1998. The Company does not expect adoption to have a material effect on its financial statements.

    In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt this Statement on August 1, 1999. The Company does not expect adoption to have a material effect on its financial statements.

 2.  ACQUISITION OF USET

    On January 31, 1996, USI purchased the limited partnership interests of Texas Research and Technology Foundation and United Services Automobile Association in USET Acquisition Partners, L.P. ("UAP"). The total purchase price was $1,835,000 (excluding expenses related to the acquisition). Installment payments totalling $1,034,007 were made on January 31, 1997 and 1998. The remaining balance of $300,993 (including interest) is scheduled for payment on January 31, 1999. At July 31, 1998 and 1997, the carrying amount of the purchase obligation approximated fair value.

    After the purchase, USI owned 100% of all partnership interests in UAP and as a result, UAP was dissolved. UAP's principal asset was its investment in 100% of the equity of USET Holding Co. USET Holding Co.'s only asset was its investment in 100% of the equity of USET.
In addition to cash of approximately $605,000 and computer equipment, USET's assets comprised principally licenses and patented technolo-gies. USI accounted for the acquisition under the purchase method and recorded the estimated present value of the purchase obligation of $1,145,109 using a 10% discount rate.

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

                                                   For the year
                                                       ended
                                                    July 31, 1996

Total revenues                                       $2,701
Operating loss                                         (662)
Loss from continuing
  operations                                           (483)

Loss share loss from
  continuing operations                              $(0.08)

 3.  INVESTMENTS IN AFFILIATES

    CTT accounted for its 33.7% investment in Knowledge Solutions, Inc. ("KSI") on the equity method at July 31, 1998 and 1997. KSI stock is not publicly traded and there is no quoted market price for its stock.

    At July 31, 1998 and 1997, CTT owned 37.5% of the outstanding common stock of Equine Biodiagnostics, Inc. ("EBI") and accounted for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock. During the first quarter of fiscal 1999, CTT sold its investment in EBI for $198,850 in cash. No gain or loss was recognized on the sale.

    At July 31, 1998 and 1997, the Company's investments in equity method affiliates exceeded its share of their underlying net assets by approximately $44,000 and $38,000, respectively.

    Since February 15, 1995, CTT has accounted for its $159,375 investment in NovaNET Learning, Inc. ("NLI") under the cost method. NLI stock is not publicly traded and there is no quoted market price for its stock.

    In January, 1996, CTT received $96,907 in cash for the sale of its remaining interest in Plasmaco, Inc. Since 1993 CTT carried its investment in Plasmaco, Inc. at no value and therefore the $96,907 gain was included in other income for fiscal 1996.

    CTT's 13.3% voting interest in Innovation Partners International, k.k. ("IPI") is accounted for under the cost method. IPI stock is not publicly traded and there is no quoted market price for its stock.

Summary Information

    Summarized information from the unaudited financial statements of the Company's equity method affiliates follows (in thousands):

At and for the year ended July 31, 1997

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

At and for the year ended July 31, 1996

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

 4.  REVENUES

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

    Approximately $664,000 (28%) of retained royalties (25% of total revenues) in 1998 is from several licenses of the Vitamin B12 assay. Certain of these licensed patents expired in April, 1998. These expiring licenses contributed approximately $380,000 (16%) of total retained royalties in fiscal 1998. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001.

    Retained royalties for 1998, 1997 and 1996, include $192,433,
$225,233 and $268,542, respectively, from foreign licensees.

 5. RECEIVABLES

    Receivables as of July 31, 1998 and 1997 comprise:

                                      1998              1997

    Royalties                        1,444,014        $1,288,363
    Other                               47,923           115,672
                                    $1,491,937        $1,404,035

 6.  SHORT-TERM INVESTMENTS

      As of July 31, 1998 and 1997, the components of the Company's available-for-sale securities were as follows (in thousands):

                               Gross     Gross
                             Unrealized Unrealized
                Aggregate     Holding    Holding              Maturity
Security Type   Fair Value     Gains     Losses   Cost Basis  Grouping

July 31, 1998:
  Equity
  Securities    $   33       $ --      $22      $   55        N/A

July 31, 1997:
  U.S. Treasury                                             Within 1
  bills         $1,489       $  8      $--      $1,481       year

    As of July 31, 1998 and 1997 the Company also had invested
$2,384,460 and $1,045,093, respectively, in Eurodollar (U.S. dollar denominated deposits in a bank located outside the United States) and rated money market funds.

    For the years ended July 31, 1998, 1997 and 1996, respectively, proceeds from the sale of available-for-sale securities were $1,500,000, $4,550,000 and $3,694,767 which resulted in gross realized gains of $18,482, $76,863 and $61,691. Cost is based on specific identification in computing realized gains.

 7.  PROPERTY AND EQUIPMENT

    Property and equipment as of July 31, 1998 and 1997 comprise:

                                           1998          1997

    Equipment and furnishings           $  281,265    $  311,807
    Leasehold improvements                  55,196        54,632
                                           336,461       366,439

    Accumulated depreciation
      and amortization                    (165,247)     (138,142)
                                        $  171,214    $  228,297

    Depreciation expense was $81,516, $76,065 and $69,253 in 1998, 1997 and 1996 respectively.

 8.  ACCRUED LIABILITIES

    Accrued liabilities at July 31, 1998 and 1997 were:

                                            1998         1997

    Accrued compensation                $  117,005    $  159,519
    Accrued contract settlement            300,000            --
    Royalties payable                      982,111       837,718
    Deferred revenues                       99,160        68,022
    Other                                  296,466       225,566
                                        $1,794,742    $1,290,825

 9.  INCOME TAXES

     The Company has not provided for Federal or State income taxes since it has net operating losses. The Company incurs and pays only minimum State taxes.

     Components of the Company's net deferred tax assets as of July 31, 1998 and 1997 are as follows (in thousands):

                                           1998         1997

     Net operating loss carryforwards    $ 5,738      $ 5,468
     Net capital loss carryforwards          860          893
     Installment receivable from
       sale of discontinued operation      1,410        1,343
     Other, net                              228          757
       Net deferred tax assets             8,236        8,461
     Valuation allowance                  (8,236)      (8,461)
     Net deferred tax asset              $    --      $    --

     At July 31, 1998, the Company had Federal net operating loss carryforwards of approximately $16,876,000 which expire from 1999 ($257,000 in 1999) through 2013. The Company also has investment tax credit carryforwards of approximately $65,000 which expire from 1999 ($48,000 in 1999) through 2001. At July 31, 1998, the Company had Connecticut net operating loss carryforwards of approximately $553,000 which expire from 1999 ($256,000 in 1999) through 2002 and Pennsylva-nia net operating loss carryforwards of approximately $803,000 which expire from 1999 ($264,000 in 1999) through 2001.

10.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at the option of CTT.

Stock-based Compensation Plans

     At July 31, 1998, CTT had four stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Option Plan. The compensation cost that has been charged against income for each of its 1996 Directors' Stock Participation Plan, Directors' Stock Participation Plan, Common Stock Warrants and Employees' Common Stock Retirement Plan is reported below. Had compensation cost for CTT's Employee Stock Option Plan been determined based on the fair value at the grant dates for options awarded under that plan consistent with the fair value provisions of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1998           1997           1996

Net loss           As reported  $ (1,235,489)  $(1,571,045)  $   (588,101)
                   Pro forma    $ (1,305,996)  $(1,759,008)  $   (820,153)
Basic and diluted
  earnings         As reported  $      (0.21)  $     (0.27)  $      (0.10)
  per share        Pro forma    $      (0.22)  $     (0.30)  $      (0.14)

Employee Stock Option Plans

     CTT has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options are granted at an exercise price equal to the fair market value of the optioned stock on the grant date and terminate ten years after the grant date if not terminated earlier. Nonqualified stock options may be granted at an exercise price from 85% to 100% of the fair market value of the optioned stock on the grant date. Options granted before July 31, 1997 generally became exercisable six months after the grant date and terminate ten years after the grant date if not terminated earlier. Options granted since July 31, 1997, vest 25%, 25% and 50% after one, two and three years, respectively. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding.

     The following information relates to the stock option plan which expires December 31, 2000:

                                         July 31,     July 31,
                                           1998         1997

Common shares reserved for
  issuance on exercise of options         559,388      592,746
Shares available for future
 option grants                             81,346      131,846


     On March 31, 1998, shareholders approved the 1997 Employees' Stock Option Plan. Options granted under this plan may be either incentive stock options or nonstatutory options at an option price of not less than 100% of the fair market value of the stock at grant date. The maximum term of any option under the 1997 option plan is ten years from the date of grant and no options may be granted after September 30, 2007. No options were granted under this plan during fiscal 1998. All 275,000 common shares reserved for future issuance under this 1997 plan are available for future option grants at July 31, 1998.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively:

                                1998          1997         1996

Dividend yield                   0.0%          0.0%         0.0%
Expected volatility             42.1%         43.4%        42.0%
Risk-free interest rates         6.0%          6.1%         6.0%
Expected lives                  4 years       5 years      5 years

     A summary of the status of CTT's Employee Stock Option Plans as of July 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                         1998             1997              1996
                           Weighted-        Weighted-         Weighted-
                            Average          Average           Average
                            Exercise         Exercise          Exercise
                   Shares    Price  Shares    Price   Shares    Price

Options out-
  standing at
  beginning of
  year             460,900  $ 9.10   429,900  $ 9.08   465,900  $ 8.78
Granted            134,500  $10.88    66,500  $ 9.63    86,000  $ 9.25
Forfeited          (39,000) $11.094   (2,500) $ 9.63        --
Exercised          (33,358) $ 7.32   (14,000) $ 6.63   (72,000) $ 6.01
Expired or
  terminated       (45,000) $10.92   (19,000) $12.42   (50,000) $10.96
Options out-
  standing at
  end of year      478,042   $9.39   460,900  $ 9.10   429,900  $ 9.08

Options
  exercisable
  at year-end      382,542   $9.04   460,900  $ 9.10   420,900  $ 9.03
Weighted-average
  fair value of
  options granted
  during the year    $3.05             $2.94             $2.70

The following table summarizes information about stock options outstanding at July 31, 1998:

                 Number     Weighted-                  Number
  Range       Outstanding    Average      Weighted-  Exercisable   Weighted-
    of            at        Remaining     Average        at        Average
 Exercise       July 31,   Contractual    Exercise     July 31,    Exercise
  Prices          1998        Life         Price       1998         Price

$6.50-$9.875    262,042     6.77 years    $ 8.08       249,042      $ 8.03
$10.31-$11.875  216,000     5.98 years    $10.98       133,500      $10.91

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

     In 1998, 1997 and 1996, eligible directors were issued 12,006, 6,000 and 4,776, shares of common stock, respectively, the fair value of which has been charged to expense.

Common Stock Warrants

     From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. In 1998 and 1997, the fair value of warrants to purchase 11,500 and 15,000 shares, respectively, of CTT's common stock was charged to expense.

     A summary of the status of CTT's common stock warrants as of July 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                         1998               1997                 1996
                           Weighted-          Weighted-            Weighted-
                           Average            Average              Average
                           Exercise           Exercise             Exercise
                   Shares   Price     Shares    Price      Shares    Price
Warrants out-
  standing at
  beginning of
  year             34,000   $ 8.34   131,000    $ 7.95    171,000    $ 7.61
Granted            11,500   $ 9.46    15,000    $10.38     20,000    $ 6.23
Exercised          (6,000)  $ 5.44    (6,000)   $ 6.38     (5,000)   $ 5.75
Expired or
  terminated      (11,000)  $ 6.74  (106,000)   $ 8.26    (55,000)   $ 6.45
Warrants out-
  standing at
  end of year      28,500   $10.01    34,000    $ 8.34    131,000    $ 7.95

Warrants exercisable
  at year-end      25,500   $10.13    28,000    $ 7.87    131,000    $ 7.95
Weighted-average
  fair value of
  warrants granted
  during the year   $2.71              $2.27                $1.82

The following table summarizes information about common stock warrants outstanding at July 31, 1998:


                Number     Weighted-                 Number
  Range      Outstanding    Average    Weighted-  Exercisable   Weighted-
    of           at        Remaining   Average        at        Average
 Exercise      July 31,   Contractual  Exercise     July 31,    Exercise
  Prices         1998        Life       Price        1998         Price

$9.00-$11.094   28,500     2.13 years   $10.01      25,500       $10.13

                             Warrant     Aggregate
                            Price per     Exercise     Expiration
Issued         No. Shares      Share       Price          Date

April 1996        2,000      $10.500    $   21,000    April 1999
September 1996    3,000      $ 9.875    $   29,625    September 2001
November 1996     6,000      $10.500    $   63,000    October 1999
May 1997          6,000      $10.500    $   63,000    October 1999
August 1997       2,500      $11.094    $   27,735    August 2002
November 1997     6,000      $ 9.000    $   54,000    October 2000
May 1998          3,000      $ 9.000    $   27,000    April 2000
                 28,500                 $  285,360

Employees' Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTT's common stock to the Plan. For the fiscal years ended July 31, 1998, 1997 and 1996 the board authorized contributions of 11,594, 9,654 and 8,688 shares valued at approximately $100,000 $106,200 and $89,000, respectively, based upon year-end closing prices. These amounts have been charged to expense in 1998, 1997 and 1996, respectively.

11.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service require-ments. This plan allows employees to contribute up to 15% of their annual compensation. The Company may also make discretionary matching contributions. During the years ended July 31, 1998 and 1997 no matching contributions were made by the Company.

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     In November, 1996, CTT relocated its principal executive office to Fairfield, Connecticut under a lease which expires December 31, 2001. CTT has the option to extend the lease for an additional five years.

     At July 31, 1998, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years ending July 31:

  1999                        $  204,877
  2000                           216,486
  2001                           204,931
  2002                            84,375
Total minimum payments
  required                    $  710,669

     Total rental expense for all operating leases was:

                                 1998         1997         1996

Minimum rentals               $ 219,265    $ 148,603    $ 365,940
Less: Sublease rentals        $ (25,323)     (27,449)    (295,944)
                              $ 193,942    $ 121,154    $  69,996

     The lessor of CTT's office space during fiscal 1997 (through
November, 1996) and 1996 was a partnership comprising four former officers of CTT.

Contract Settlement Obligation

     The Company's former President and Chief Executive Officer, whose employment contract runs through July 31, 1999, resigned his employment with the Company to pursue other opportunities. In connection with his resignation, the Company accrued contract settlement costs of $300,000 in the fourth quarter of fiscal 1998.

Other Obligations

     The Company also has employment contracts with two of its officers from January, 1997 through January, 2000 with aggregate minimum compensation $262,000 per year.

     CTT-PA and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT-PA is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations will be recognized when any such revenues are recognized.

Litigation

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.5 million. The Company is advised that the case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments are scheduled for December, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

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

     CTT recognized other expenses from continuing operations of $29,334, $50,905 and $79,619 in 1998, 1997 and 1996, respectively, for legal expenses related to the suit described in the following paragraph.

     In November, 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur later in calendar 1998 or 1999. Through July 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

13.  RELATED PARTY TRANSACTIONS

     CTT managed USET for UAP through January 31, 1996. During fiscal 1996 (through January 31, 1996), CTT charged USET $30,161 for management, legal and administrative services.

     CTT incurred charges in connection with patent and trademark litigation from a law firm in which a director of CTT until December, 1995, is a partner. Such charges amounted to approximately $8,000 in 1996. That firm agreed that payment of approximately $67,000 of fees incurred during 1992 in connection with Renova litigation would be contingent upon CTT's receipt of proceeds from settlement of the related litigation. CTT agreed to pay the director's firm one-half of such receipts, if any, to a limit of three times the contingent fees incurred or approximately $202,000. The litigation was settled in June, 1992. Through July 31, 1998, CTT had paid cumulative contingent fees of $122,320 of which $45,494, $30,417 and $8,078 were charged to operations in 1998, 1997 and 1996, respectively.

     During 1997 and 1996 CTT incurred charges of approximately
$41,000 and $90,000, respectively, for consulting services provided by its former chief executive officer who was also a director.

     CTT-PA earned approximately $101,000, $142,000 and $138,000 in 1998, 1997 and 1996, respectively, from contracts with Lehigh
University, which owns 20% of the outstanding common stock of CTT-PA.

14.  SUBSEQUENT EVENTS

     In August, 1998, CTT's Board of Directors approved a plan to reduce future operating expenses. This restructuring plan entails closing the CTT-PA office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company will recognize costs related to this action, which are expected to be approximately $70,000, in the first quarter of fiscal 1999.

     In October, 1998, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock. The Company plans to repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                             PART III

     Pursuant to General Instruction G(3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its January, 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 1998
     and 1997.                                               23-24

     Consolidated Statements of Operations for the
     years ended July 31, 1998, 1997 and 1996.                  25

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 1998, 1997 and 1996.                              26

     Consolidated Statements of Cash Flows for the
     years ended July 31, 1998, 1997 and 1996.               27-28

     Notes to Consolidated Financial Statements.             29-44

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

                                      COMPETITIVE TECHNOLOGIES, INC.
                                      (Registrant)


                                      By  S/ Frank R. McPike, Jr.
                                      Frank R. McPike, Jr.
                                      Vice President, Finance and CFO

Date: October 28, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                Title                    Date

S/ Frank R. McPike Jr.   Interim Chief            )
Frank R. McPike, Jr.     Executive Officer,       )
                         Vice President,          )
                         Finance, Treasurer and   )
                         Secretary (Principal     )
                         Financial and            )
                         Accounting Officer)      )
                                                  )
GEORGE C. J. BIGAR*      Director                 )
George C. J. Bigar                                )
                                                  )
MICHAEL G. BOLTON*       Director                 )  October 28, 1998
Michael G. Bolton                                 )
                                                  )
JOHN M. SABIN*           Director                 )
John M. Sabin                                     )
                                                  )
SAMUEL M. FODALE*        Director                 )
Samuel M. Fodale                                  )
                                                  )
                                                  )
                                                  )
                                                  )
* By  S/ Frank R. McPike, Jr.                     )
     Frank R. McPike, Jr., Attorney-in-Fact       )

                          EXHIBIT INDEX

Exhibit
  No.                    Description                        Page

3.1 Unofficial restated certificate of incorpora-tion of the registrant as amended to date filed as Exhibit 4.1 to registrant's Registration
         Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2 By-laws of the registrant as amended to date filed as Exhibit 3.1 to registrant's Form 10-Q for the quarter ended October 31, 1997 and hereby incorporated by reference.

10.1*    Registrant's Restated Key Employees' Stock
         Option Plan, filed as Exhibit 4.3 to regis-trant's Registration Statement on Form S-8,
         File No. 33-87756 and hereby incorporated by reference.

10.2* Incentive Compensation Plan of the registrant, filed as Exhibit 10.2 to the registrant's Form
         10-K for the year ended July 31, 1997 and hereby incorporated by reference.

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

10.8* Registrant's 1997 Employees' Stock Option Plan filed as Exhibit 4.3 to registrant's Registra-tion Statement on Form S-8, File Number 333-
         49095 and hereby incorporated by reference.

10.9     Asset Purchase Agreement between Unilens Corp.
         U.S.A. and University Optical Products Co.
         dated November 30, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the three months ended October 31, 1989 and hereby incorporated by reference.

10.10* Employment agreement between registrant and George M. Stadler dated August 1, 1995 filed as
         Exhibit 10.19 to registrant's Form 10-K for the year ended July 31, 1995 and hereby incorporat-ed by reference.

10.11* Voluntary Release and Exit Agreement between registrant and George M. Stadler signed October
         15, 1998.

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

10.22    Lease agreement between registrant and The
         Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended July 31, 1996 and hereby incor-porated by reference.

11.1 Schedule of computation of earnings per share for the three years ended July 31, 1998.

21.1     Subsidiaries of the registrant.

23.1     Consent of PricewaterhouseCoopers LLP.

24.1     Power of attorney.

27.1     Financial Data Schedule - EDGAR only.

* Management Contract or Compensatory Plan