Form 10-K/A
period 1998-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1998-11-24
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A


                                 AMENDMENT NO. 1

          AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended July 31, 1998


                          Commission file number 1-8696


                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended July 31, 1998 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

Part III, Item 10.     Directors and Executive Officers of the Registrant.
Part III, Item 11.     Executive Compensation.
Part III, Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management.
Part III, Item 13.     Certain Relationships and Related Transactions.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                      COMPETITIVE TECHNOLOGIES, INC.
                                              Registrant


Date:    November 24, 1998               s/ Frank R. McPike, Jr.
                                        By:  Frank R. McPike, Jr.
                                        President, Chief Operating Officer,
                                        Vice President, Finance,
                                        Treasurer, Chief Financial
                                        Officer and Authorized Signer

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

      The following table sets forth information with respect to each director of the registrant according to information furnished to the registrant by him:

Name, Age and             Principal Occupation
Positions Presently       During Past Five                       Director of
Held with                 Years; Other Public                    Registrant
Registrant                Directorships                          Since


George C.J. Bigar,        Professional Investor.                 December,
  42                                                             1996

Michael G. Bolton,        Managing Director, Pennsylvania        September,
  55                      Early Stage Partners (a Safe-          1994
                          guard Scientifics, Inc. venture
                          capital fund) since September,
                          1997; prior thereto Vice
                          President, Lehigh University.

Robert H. Brown, Jr.,     President and CEO, RHB Capital,        March, 1998
  45                      LLC (a private investment
                          company), since July, 1998;
                          prior thereto Executive Vice
                          President, Director of
                          Corporate Finance, Dain
                          Rauscher Incorporated,
                          (an investment banking firm).
                          Also a Director of Emerson
                          Radio Corporation, Stevens
                          Graphics Corporation and
                          Claimsnet.com.

Samuel M. Fodale,         President, Central Maintenance         October, 1998
  55                      Services, Inc. (a service and
                          warehousing corporation serving
                          the automobile industry).

John M. Sabin,            Executive Vice President               December,
  44                      and Chief Financial Officer            1996
                          of Hudson Hotels
                          Corporation (a limited
                          service hotel development
                          and management company)
                          since May, 1998;
                          Senior Vice President
                          and Treasurer, Vistana, Inc.
                          (a developer of vacation
                          timeshares) February, 1997
                          to May, 1998; Vice President,
                          Finance, Choice Hotels
                          International, Inc. October,
                          1996 to February, 1997; Vice
                          President-Mergers and Acquisi-
                          tions, Choice Hotels International,
                          Inc. June, 1995 to October, 1996;
                          Vice President-Finance and
                          Assistant Treasurer, Manor
                          Care, Inc. and Choice Hotels
                          International, Inc. December, 1993
                          to October, 1996;  Vice President-
                          Corporate Mergers and Acquisitions,
                          Marriott Corporation, 1988 to
                          December, 1993.

      The following table sets forth information with respect to the registrant's sole executive officer when this amendment was prepared:

Name and Age              Positions and Offices with the Registrant

Frank R. McPike, Jr.,     President and Chief Operating Officer of the
49                        registrant since October, 1998; Secretary of the
                          registrant since August, 1989; Treasurer of the registrant since July, 1988; Vice President,
                          Finance and Chief Financial Officer of the registrant since December, 1983; Director of the registrant from July, 1988 to March, 1998.

      The terms of all officers of the registrant are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders of the registrant and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. McPike has an employment contract with the registrant; this contract is described in
Item 11 of this Amendment to Form 10-K. There is no family relationship between any director or executive officer of the registrant.

Item 11.   Executive Compensation

Summary Compensation

      The following table summarizes the total compensation accrued, earned or paid by the registrant for services rendered during each of the fiscal years ended July 31, 1998, 1997 and 1996 to the Chief Executive Officer of the registrant and each of the other executive officers of the registrant who had annual compensation for the fiscal year ended July 31, 1998 in excess of $100,000 (the "Specified Executives"):

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (A)

                                                     Long Term
                                                    Compensation
                                                      Awards

                                                    Securities   All Other
Name and Principal  Fiscal                          Underlying   Compensation
Position            Year     Salary ($) Bonus ($)   Options (#)      ($)

George M. Stadler,  1998     $197,000      --         20,000     $318,245 (B)
  President and     1997      197,808    18,000       20,000       15,105 (C)
  Chief Executive   1996      172,923      --         30,000       15,874 (C)
  Officer

Frank R. McPike,    1998      167,000      --         20,000       17,460 (C)
  Jr., Vice Presi-  1997      167,712    12,000       12,000       14,320 (C)
  dent, Finance and 1996      149,076      --         15,000       14,977 (C)
  Chief Financial
  Officer, Secretary
  and Treasurer

(A) The aggregate amount of any perquisites or other personal benefits was less than 10% of the total of annual salary and bonus and is not included in the above table.

(B) Includes $300,000 accrued in the fiscal quarter ended July 31, 1998, to settle Mr. Stadler's employment contract which ran until July 31, 1999. On October 15, 1998, Mr. Stadler resigned from all positions with the registrant. See Employment Agreements below. Also includes amounts contributed for Mr. Stadler to Competitive Technologies, Inc.'s Employees' Common Stock Retirement Plan.
      The registrant contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31, 1998. Also includes premiums paid for term life insurance policy (see below).

(C) Consists principally of amounts contributed for each executive officer to Competitive Technologies, Inc.'s Employees' Common Stock
      Retirement Plan. The registrant contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31 of each year. Also includes premiums paid for term life insurance policies (see below).

Option Grants

      The following table summarizes the stock options granted by the registrant during the fiscal year ended July 31, 1998 to the Specified
Executives:

                         OPTION GRANTS IN LAST FISCAL YEAR

                    Individuals Grants

                                 % of
                                Total
                    Number     Options
                      of       Granted
                   Securities     to
                   Underlying  Employees                           Grant
                   Options        in      Exercise                  Date
                   Granted      Fiscal     Price     Expiration    Present
Name                 (#)         Year      ($/Sh)      Date        Value ($)(C)

George M. Stadler  20,000 (A)     24%     $11.094      (A)         $62,207
Frank R. McPike,   20,000 (B)     24%      11.094     7/31/07      $62,207
  Jr.

(A) The expiration date at time of grant was July 31, 2007. Options for 5,000 shares became exercisable on August 1, 1998. The remaining options as originally granted were to vest as shown in note (B) below. Under the terms of the Voluntary Release and Exit Agreement between the registrant and Mr. Stadler described below, options for another 5,000 shares became exercisable on October 15, 1998 and Mr. Stadler forfeited options for 10,000 shares. Under the terms of the Voluntary Release and Exit Agreement, all exercisable options may be exercised on or before July 31, 2001.

(B)  Options become exercisable as follows:

             25% August 1, 1998;
             25% August 1, 1999;
             50% August 1, 2000.

(C) The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield, 0.0%; (2) expected volatility, 42.1%; (3) risk-free interest rate, 6.39%; and (4) expected life, 4 years. These amounts have not been adjusted for any changes subsequent to the grant date noted in note (A) above.

Option Exercises and Year End Value

      The following table summarizes the stock options exercised during the fiscal year ended July 31, 1998 and stock options held at the end of the fiscal year ended July 31, 1998 by the Specified Executives:

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
VALUES

                                                 Number of
                                                 Securities       Value of
                                                 Underlying       Unexercised
                       Shares                    Unexercised      In-the-Money
                       Acquired                  Options          Options at
                          on      Value          at FY-End (#)    FY-End ($)
                       Exercise   Realized       Exercisable/     Exercisable/
Name                     (#)          $          Unexercisable    Unexercisable

George M. Stadler         None        --        180,000/20,000    $152,500/N/A
Frank R. McPike, Jr.    10,958     $51,278       83,542/20,000      54,574/N/A

Employment Agreements

      On October 15, 1998, Mr. Stadler and the registrant entered into a Voluntary Release and Exit Agreement under which Mr. Stadler resigned from his employment, positions, offices and directorships with the registrant, including his employment under an employment contract dated August 1, 1995 which had provided for a term of employment through July 31, 1999. The Voluntary Release and Exit Agreement, a copy of which is attached as Exhibit 10.11 to this Form 10-K, provides, among other things, that (i) the registrant will continue to pay Mr. Stadler his base salary at the rate of $197,000 per year through July 31, 1999; (ii) at Mr. Stadler's request received after March 20, 1999, the registrant will pay the remaining balance of the salary continuation in a lump sum payment; (iii) the registrant will pay Mr. Stadler the gross sum of $25,000 to cover unused vacation pay; (iv) the registrant will pay the costs of outplacement assistance for Mr. Stadler up to six months at up to $2,000 per month; (v) the registrant will make additional payments in connection with maintenance of health, life and dental insurance and car expenses through July 31, 1999; and (vi) 190,000 currently vested options held by Mr. Stadler under the registrant's stock option plans will remain vested though July 31, 2001.

      On January 7, 1997, the registrant entered into an employment contract with Frank R. McPike, Jr. providing for his employment as Chief Financial Officer of the registrant through January 6, 2000 and for payment of compensation to him at a minimum rate of $167,000 per year with such rate to be reviewed annually by the Board of Directors. The agreement provides for automatic one-year renewals beginning in 2000 unless terminated by either party and for noncompetition by Mr. McPike for two years following termination. The agreement contains provisions for termination in the event of death or disability and gives the registrant the right to terminate for cause, which is defined as any criminal act by Mr. McPike.

Other Arrangements

      The registrant provides term life insurance for certain of its officers. The policy amount in the event of death is $500,000 for Mr. Stadler and $250,000 for Mr. McPike. Premiums of $1,245 for Mr. Stadler's policy in each of 1998, 1997 and 1996 and $460 for Mr. McPike's policy in each of 1998, 1997 and 1996 were paid by the registrant.

      Through December 31, 1996, the registrant maintained a simplified employee pension ("SEP") plan for its employees pursuant to the Internal Revenue Code. Effective January 1, 1997, the registrant established a 401-K plan. Under both the SEP plan and the 401-K plan, an eligible employee may elect a salary reduction up to 15% of his compensation as defined in the plan to be contributed by the registrant to the plan for the employee. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($9,500 for 1997 and $10,000 for 1998). For fiscal 1998, the registrant contributed $13,768 for Mr. Stadler and $13,768 for Mr. McPike. The amounts contributed for Messrs. Stadler and McPike in fiscal 1998 covered two annual calendar years and did not exceed the Internal Revenue Service limitation.

      Effective August 1, 1990, the registrant adopted the Competitive Technologies, Inc. Employees' Common Stock Retirement Plan (the "Retirement Plan"). The Retirement Plan is a qualified stock bonus plan under the Internal Revenue Code. All employees of the registrant are eligible to participate in the Retirement Plan. Annually, a committee of independent directors determines the number of shares of the registrant's Common Stock, if any, to be contributed to the Retirement Plan. These shares are allocated among participants employed on the last day of the year and who performed at least 1,000 hours of service during the year in proportion to their relative compensation in a manner that is integrated with the registrant's Social Security contribution on behalf of employees; that is, the contribution made with respect to compensation in excess of the Social Security wage base generally will be twice as large in proportionate terms as the contribution made with respect to compensation below that wage base. The registrant's contributions are held in trust with a separate account established for each participant.

      The maximum amount of registrant Common Stock that may be contributed to the Retirement Plan in any year is the number of shares with a fair market value equal to 15% of that year's compensation reduced by the 401-K plan contributions made for Retirement Plan participants, but in no event more than 1% of the registrant's outstanding shares at the end of the previous year. There is no minimum or required contribution. The maximum number of shares that can be allocated to any individual participant's account in any year is the number of shares with a fair market value equal to the lesser of $30,000 or 25% of his compensation for that year reduced by his 401-K plan contributions.

      Participants become entitled to distributions of the vested shares allocated to their accounts upon disability, death or other termination of employment. Participants obtain a 100% vested interest in the shares allocated to their accounts upon completing 5 years of service with the registrant. If the Retirement Plan becomes "top heavy" as defined by the Internal Revenue Code, participants become 20% vested after 2 years of service, 40% vested after 3 years of service, 60% vested after 4 years of service, and 100% vested after 5 years of service.

      Registrant stock contributed to the Retirement Plan is held in the custody of the Retirement Plan's trustee, Webster Trust in Westport, Connecticut. The trustee has the power to vote registrant shares owned by the Retirement Plan. For the fiscal year ended July 31, 1998, the Board authorized a contribution of 11,594 shares. Shares allocated to Messrs. Stadler and McPike under the Retirement Plan for the year ended July 31, 1998, were 1,971 and 1,971, respectively, and were 3,942 shares for all executive officers as a group. See also Summary Compensation Table - "All Other Compensation" for dollar values ascribed to contributions for Messrs. Stadler and McPike.

      The registrant has an incentive compensation plan pursuant to which an amount equal to 10% of the operating income of the registrant
(defined and adjusted as provided in said plan) shall be credited each year to an incentive fund from which cash awards are to be made to key employees of the registrant by a committee, none of whose members is eligible to receive awards. No amounts may be credited to the incentive fund until such time, if ever, as the registrant experiences a fiscal year in which operating income (as defined in said plan) has been earned. No such operating income has yet been earned.

      The registrant has in effect a Key Employees' Stock Option Plan and a 1997 Employees' Stock Option Plan ("the Option Plans") with respect to its Common Stock, $.01 par value, which provide for granting either incentive stock options under Section 422 of the Internal Revenue Code or nonqualified options. (Incentive options under both Option Plans and non-qualified options granted under the 1997 Employees' Stock Option
Plan must be granted at not less than 100% of fair market value on the grant date. Nonqualified options under the Key Employees' Stock Option Plan may be granted at not less than 85% of fair market value on the grant date.) Stock appreciation rights may also be granted under the Key Employees' Stock Option Plan. In certain instances, stock options which are vested or become vested upon the happening of an event or events specified by the registrant's Stock Option Committee, may continue to be exercisable through up to 10 years after the date granted, irrespective of the termination of the optionee's employment with the registrant.

Director Compensation

      The registrant pays each director who is not an employee of the registrant or a subsidiary of the registrant the sum of $750 for each Board meeting attended. Directors also receive $250 for attending each committee meeting that coincides with a Board meeting and $500 for attendance at a committee meeting that does not coincide with a Board meeting. Directors who participate in telephonic board and/or committee meetings are paid one half the fee for attendance at such meetings. Out-of-pocket expenses involved in attendance are also reimbursed. Commencing January 1, 1997, in addition to meeting fees, outside directors are paid an annual cash retainer of $5,000, payable in quarterly installments.

      The registrant has a 1996 Director's Stock Participation Plan pursuant to which, on the first business day of January from January 1997 through January 2006, the registrant issues, to each non-employee director who has been elected by the stockholders and has served at least one full year, a number of shares of the registrant's Common Stock equal to the lesser of (i) $15,000 divided by the per share fair market value of such stock on the issuance date, or (ii) 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year but prior to the January issuance date, the annual stock compensation described above would be payable in shares on a pro-rata basis up to the termination date. In January, 1998 an aggregate of 10,908 shares were issued under this plan (1,818 each to Messrs. Bigar, Bolton and Sabin and three directors who did not stand for re-election at the last annual meeting). On April 1, 1998 an aggregate of 1,098 shares were issued under this Plan to three (3) directors who did not stand for re-election.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The following information indicates the beneficial ownership of the registrant's Common Stock by each director of the registrant, by the sole current executive officer of the registrant, and by each person known to the registrant to be the beneficial owner of more than 5% of the registrant's outstanding Common Stock. Such information has been furnished to the registrant by the indicated owners as of November 5, 1998 except as otherwise indicated in the footnotes.

Name (and Address if more
than 5%) of Beneficial                 Amount Beneficially
Owners                                 Owned (A)                   Percent (B)

Directors

George C.J. Bigar                         17,481                      --
Michael G. Bolton                          8,012                      --
Robert H. Brown, Jr.                       1,000                      --
Samuel M. Fodale                         161,700  (C)                2.7%
John M. Sabin                              2,418                      --

Executive Officer
Frank R. McPike, Jr.                      86,323  (D)                1.4%

All directors and executive
  officers as a group                    276,871  (E)                4.6%

Additional 5% Owners

Dimensional Fund Advisors, Inc.          311,800  (F)                5.2%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

(A) Except as indicated in the notes which follow, the designated person or group has sole voting and investment power.
(B)   Percentages of less than 1% are not shown.
(C) Includes 99,100 shares of Common Stock held by Central Maintenance Services, Inc., 9,000 shares of Common Stock held by Missouri Recycling - St. Louis, Inc., 3,200 shares of Common Stock held by children and 2,000 shares held by spouse.
(D) Consists of 17,781 shares of Common Stock, plus 68,542 stock options deemed exercised solely for purposes of showing total shares owned by Mr. McPike. Includes 4,423 shares of Common Stock held by Webster Trust as Trustee under the registrant's Employees' Common Stock Retirement Plan, as to which Mr. McPike has shared investment power. Does not include 8,781 shares of Common Stock allocated to Mr. McPike under said Retirement Plan; Trustee has sole voting and investment power with regard thereto.
(E) Consists of 208,329 shares of Common Stock plus 68,542 stock options to purchase shares of Common Stock deemed exercised solely for purposes of showing total shares owned by such group.
(F) Information taken from Schedule 13G which states that the information is as of December 31, 1997 and shows sole voting power as to 199,700 shares and sole power of disposition as to 311,800 shares. The Schedule 13G states that all securities reported on the schedule are owned by advisory clients of Dimensional Fund Advisors, Inc. and Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such securities.

      At November 5, 1998, the stock transfer records maintained by the registrant with respect to its Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares.

      The following table sets forth information with respect to the common stock, $.001 par value per share, of University Optical Products Co. ("UOP"), a subsidiary of the registrant, beneficially owned by each director of the registrant, by the sole current executive officer of the registrant, and by each person known to the registrant to be the beneficial owner of more than 5% of the registrant's outstanding Common Stock at November 5, 1998.

                                     Shares of Common            Percent
       Name                          Stock of UOP (A)            of Class (B)

George C.J. Bigar                         None                   --
Michael G. Bolton                         None                   --
Robert H. Brown, Jr.                      None                   --
Samuel M. Fodale                          None                   --
John M. Sabin                             None                   --
Frank R. McPike, Jr.                     14,000                  --
All directors and executive
  officers of the registrant
  as a group                             14,000                  --

(A) Does not include 1,333,333 shares of UOP class A stock (which have four votes per share and are convertible into an equal number of shares of UOP common stock) and 2,757,735 shares of UOP common stock owned by the registrant and 1,927 shares of UOP common stock owned by Genetic Technology Management, Inc., a wholly-owned subsidiary of the registrant.
(B)   Percentages of less than 1% are not shown.

Item 13.    Certain Relationships and Related Transactions

      N/A