Form 10-Q
period 1998-10-31
COMPETITIVE TECHNOLOGIES INC
filed 1998-12-14
CIK 102198

10-Q October 1998

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   October 31, 1998

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

Common Stock outstanding as of December 1, 1998  5,972,303 shares

Exhibit Index on sequentially numbered page 17 of 19.

            Page 1 of 19 sequentially numbered pages


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       October 31, 1998 and July 31, 1998                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 1998 and 1997             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 1998                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 1998 and 1997             6

     Notes to Consolidated Financial Statements              7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         11-16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     16


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds             17
Item 6.  Exhibits and Reports on Form 8-K                      17

Signatures                                                     18


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                       October 31, and July 31, 1998
                                (Unaudited)
                                               October 31,     July 31,
                                                  1998           1998
ASSETS

Current assets:
  Cash and cash equivalents                   $    258,955   $    216,826
  Short-term investments, at market              3,511,629      2,417,792
  Receivables, including $268 and $20,143
    receivable from related parties in
    October and July, respectively                 419,689      1,491,937
  Prepaid expenses and other current assets        106,213        139,780
    Total current assets                         4,296,486      4,266,335

Property and equipment, net                        150,136        171,214
Investments                                        209,186        408,288
Intangible assets acquired, principally
  licenses and patented technologies, net        1,409,346      1,444,014
Other assets                                            --         12,013

    TOTAL ASSETS                              $  6,065,154   $  6,301,864

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,259 and
    $2,043 payable to related parties
    in October and July, respectively         $    166,462   $     37,323
  Accrued liabilities                            1,797,290      1,794,742
  Current portion of purchase obligation           299,189        297,386
    Total current liabilities                    2,262,941      2,129,451

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      60,032         60,032
  Capital in excess of par value                25,649,621     25,637,881
  Treasury stock (common), at cost;
    30,890 and 10,190 shares
    in October and July,
    respectively                                  (179,126)       (95,968)
  Accumulated other comprehensive
    loss                                            (5,208)       (21,874)
  Accumulated deficit                          (21,783,781)   (21,468,333)

    Total shareholders' interest                 3,802,213      4,172,413

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,065,154   $  6,301,864

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 1998 and 1997
                                (Unaudited)

                                                 1998           1997

Revenues:
  Retained royalties                          $   316,255    $   356,823
  Revenues under service contracts,
    including $19,310 from
    related parties in 1997                       103,059         39,560
                                                  419,314        396,383
Costs of technology management
  services                                        429,959        511,742

General and administration expenses,
  of which $1,200 and $1,484 were
  paid to related parties in 1998
  and 1997, respectively                          273,261        408,893
Restructuring charges                              70,000         75,301
                                                  773,220        995,936
Operating loss                                   (353,906)      (599,553)

Interest income                                    42,618         40,999
Interest expense                                   (1,803)       (17,041)
Income (losses) related to equity
  method affiliates                                  (250)        11,536
Other income (expense), net                        (2,107)       (10,116)


Net loss                                         (315,448)      (574,175)

Other comprehensive income:
  Net unrealized holding gains (losses)
    on securities                                  16,666             --
  Reclassification adjustment for
    realized gains included in net income              --         (7,802)

Comprehensive loss                            $  (298,782)   $  (581,977)

Net loss per share:
  Basic and diluted                           $     (0.05)   $     (0.10)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           5,990,979      5,954,886

                          See accompanying notes


                             PART I.  FINANCIAL INFORMATION (Continued)

                           COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                             For the three months ended October 31, 1998
                                             (Unaudited)

                             Preferred Stock                                                          Accumulated    Accumulated
                               Shares            Common Stock       Capital in                        Other          (Deficit)
                            issued and           Shares             excess of     Treasury Stock      Comprehensive  Retained
                            outstanding Amount   issued     Amount  par value   Shares held  Amount   Income (Loss)  Earnings

Balance - July 31, 1998      2,427      $60,675  6,003,193  $60,032 $25,637,881  (10,190)   $ (95,968) $  (21,874) $ (21,468,333)
  Grant of warrants
  to consultants . . . .                                                 11,740
  Other comprehensive
   income:
    Net unrealized holding
     gains (losses)
     on securities.  . . .                                                                                 16,666
  Purchase of treasury
     stock . . . . . . .                                                         (20,700)     (83,158)
  Net loss . . . . . . .                                                                                                (315,448)
Balance - October 31, 1998   2,427      $60,675  6,003,193  $60,032 $25,649,621  (30,890)   $(179,126) $   (5,208) $ (21,783,781)

                             See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1998 and 1997
                                (Unaudited)

                                                  1998           1997
Cash flow from operating activities:
  Loss from continuing operations             $  (315,448)   $  (574,175)
    Noncash items included in loss
      from continuing operations:
      Depreciation and amortization                49,500         66,512
      Equity method affiliates                        250        (11,536)
      Directors' stock and stock retirement
        plan accruals                              32,231         51,966
      Accrual for closing Ohio office                  --         75,301
      Amortization of discount on purchase
        obligation                                  1,803         17,041
      Other noncash items                          11,742        (17,709)
    Net changes in various operating
      accounts:
      Receivables                               1,072,248        856,427
      Prepaid expenses and other current
        assets                                     33,567         25,423
      Accounts payable and accrued
        liabilities                               111,766        100,023
Net cash flow from operating activities           997,659        589,273


Cash flow from investing activities:
  Disposals (purchases) of property and
    equipment, net                                  5,949        (24,440)
  Purchases of other short-term investments    (1,077,171)    (2,688,443)
  Proceeds from sales of available-for-
    sale securities                                    --      1,500,000
  Proceeds from sale of investment in
    affiliate                                     198,850             --
Net cash flow from investing activities          (872,372)    (1,212,883)

Cash flow from financing activities:
  Purchases of treasury stock                     (83,158)            --
  Proceeds from issuance of common stock, net          --        116,859
Net cash flow from financing activities           (83,158)       116,859

Net increase (decrease) in cash and cash
  cash equivalents                                 42,129       (506,751)
Cash and cash equivalents, beginning
  of period                                       216,826        930,592
Cash and cash equivalents, end of period      $   258,955    $   423,841

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

     Certain amounts have been reclassified to conform with the presentation in the financial statements for fiscal 1999.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial
Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

2.   Comprehensive Income

     Competitive Technologies, Inc. and its subsidiaries ("the Company") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective August 1, 1998. This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in shareholders' interest that result from recognized transactions and other economic events of the period other than transactions of shareholders in their capacities as shareholders. The effect of adoption was not material to the Company's financial statements.

3.   Segment Information

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement replaces the industry segment approach with the management approach for determining reportable segments. The management approach is that basis on which management of the Company makes operating decisions and assesses performance. The Company operates in a single reportable segment under either approach. The Company provides technology transfer and management services for inventions and other innovations made or owned by its clients. Adoption of SFAS No. 131 had no effect on the Company's financial statements.

4.   Investment in Affiliate

     During the quarter ended October 31, 1998, Competitive
Technologies, Inc. ("CTT") sold its investment in Equine
Biodiagnostics, Inc. ("EBI") for $198,850 in cash. This selling price was also CTT's carrying value for this investment which was accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

5.   Short-term Investments

     On October 31, 1998 the Company's available-for-sale securities are as follows:

                             Accumulated    Accumulated
                                Other          Other
               Aggregate    Comprehensive  Comprehensive
Security Type  Fair Value      Income          Loss      Cost Basis

Equity
  Securities    $49,998        $  --          $5,208      $55,206

    For the quarter ended October 31, 1998, there were no sales of available-for-sale securities. For the quarter ended October 31, 1997 proceeds from the sale of available-for-sale securities were $1,500,000 which resulted in gross realized gains of $18,482. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the quarters ended October 31, 1998 and 1997 is as follows:

                                                1998        1997
Accumulated other comprehensive
  income (loss):
  Accumulated net unrealized holding
    gains (losses) on available-for-
    sale securities, beginning of year        $(21,874)   $  7,802

  Other comprehensive income:
    Holding gains arising during
      the period                                16,666      10,680

    Reclassification adjustment
      for gains on sales of securities
      included in net income                        --     (18,482)

Accumulated other comprehensive
  income (loss), October 31                   $ (5,208)   $     --


    No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwrds.

6.  Receivables

    Receivables comprise:

                                   October 31,     July 31,
                                      1998           1998

Royalties                          $400,356       $1,444,014
Other                                19,333           47,923
                                   $419,689       $1,491,937

7.   Accrued Liabilities

     Accrued liabilities were:
                                   October 31,     July 31,
                                      1998           1998
Accrued compensation               $  168,744     $  117,005
Royalties payable                   1,050,053        982,111
Accrued contract settlement           219,990        300,000
Deferred revenues                      88,452         99,160
Other                                 270,051        296,466
                                   $1,797,290     $1,794,742

8.   Contingencies

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.5 million. The case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments were heard on December 7, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

     In November 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 1999. Through October 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner.

 9.  Restructuring

     In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998. Severance expenses and related legal expenses were approximately $60,000 and other expenses of closing the office were approximately $10,000. All charges were settled during the quarter ended October 31, 1998.

10.  Stock Repurchase Plan

     In October, 1998, CTT's Board of Directors authorized the repurchase of up to 250,000 shares of CTT's common stock. The Company plans to repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. During October 1998, the Company repurchased 20,700 shares of common stock for $83,158.


            PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

     Cash and cash equivalents of $258,955 at October 31, 1998 are $42,129 higher than cash and cash equivalents of $216,826 at July 31, 1998. Operating activities provided $997,659, investing activities used $872,372 and financing activities used $83,158.

     In addition to cash and cash equivalents, Competitive
Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company") held $3,511,629 in short-term investments at October 31, 1998. These investments are available to fund the Company's future operating, investing and financing activities.

     In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998. Severance expenses and related legal expenses were approximately $60,000 and other expenses of closing the office were approximately $10,000. All charges were settled during the quarter ended October 31, 1998.

     The Company's net loss for the quarter ended October 31, 1998, included the following noncash items: approximately $50,000 of depreciation and amortization, $2,000 amortization of discount on purchase obligation, and $32,000 of accrued expenses.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $1,043,658 decrease in royalties receivable, the $67,942 increase in royalties payable, and the $80,010 decrease in the accrued contract settlement liability. The changes in royalties receivable and payable reflect the normal cycle of royalty collections and payments. Of the reduction in the accrued contract settlement during the quarter ended October 31, 1998, approximately $50,000 was salary continuation payments and $30,000 was related legal expenses and other benefits continuation expenses.

     During the quarter ended October 31, 1998, approximately
$1,077,000 was invested in other short-term investments.

     During the quarter ended October 31, 1998, CTT sold its investment in Equine Biodiagnostics, Inc. ("EBI") for $198,850 in cash. This selling price was also CTT's carrying value for this investment accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

     In October, 1998, CTT's Board of Directors authorized the repurchase of up to 250,000 shares of CTT's common stock. The Company plans to repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. During October, 1998, the Company repurchased 20,700 shares of its common stock for $83,158 in cash.

     The Company is contractually required to pay certain persons specified percentages of Renova royalties received. At October 31, 1998, the remaining amount of such contingent payments was $71,103.

     At October 31, 1998, the Company had no outstanding commitments for capital expenditures other than the obligations incurred in connection with the purchase of University Science, Engineering and Technology, Inc. ("USET"). The Company expects to pay the remaining $301,000 of the USET purchase obligation (including interest) on January 31, 1999.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company continues to pursue additional technology management opportunities. If and when these opportunities are consummated, the Company expects to commit capital resources to them.

     The Company does not believe that inflation had a significant impact on its operations during fiscal 1999 or 1998 or that it will have a significant impact on operations during the next twelve-month operating period.

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999 properly and accurately. The Company has reviewed its computer systems and has or will be modifying those which are not currently Year 2000 compliant. Management believes the greatest risk to the Company would be if its licensees were to be unable to make their licensed products Year 2000 compliant or to report their respective royalties. Accordingly, the Company has requested that its licensees confirm that the Year 2000 computer issue will not prevent them from producing or reporting royalties after December 31, 1999. It has also requested confirmation from its banks and other vendors that their computer systems are or will be Year 2000 compliant. The Company has not yet received all requested confirmations. The Company does not expect its costs to address these Year 2000 issues to have a material impact on its business, operations or financial condition. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

     Vector Vision, Inc. ("VVI"), CTT's 54.5% owned subsidiary, is currently inactive. Without additional outside financing to support further development activities, VVI is not expected to develop its product further. VVI expects its video compression software product to be included in MPEG-4, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access, and to share in the royalties from applications of MPEG-4, if and when they may be earned in the future.

     In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company expects its share to be approximately $5,500,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.)

     With $3,770,584 in cash, cash equivalents and short-term investments at October 31, 1998, the Company anticipates that currently available funds will be sufficient to finance cash needs for at least the next two years for its current operating activities as well as for potential additional technology management opportunities. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services is subject to many factors outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended October 31, 1998 vs. Three Months Ended October 31, 1997

     The Company's $353,906 operating loss and $315,448 net loss for this first quarter of fiscal 1999 are $245,647 and $258,727 lower, respectively, than its operating loss and net loss for the first quarter of fiscal 1998. This reflects higher revenues and lower operating expenses resulting from steps taken in fiscal 1998 and 1999 to reduce operating expenses and improve operating efficiency.

     Consolidated revenues for the quarter ended October 31, 1998, were $22,931 (6%) higher than for the quarter ended October 31, 1997. Retained royalties were $40,568 (11%) lower. Revenues in the first quarter of fiscal 1999 from homocysteine licenses, including license issue fees, increased approximately $79,000 (201%) over the first quarter of fiscal 1998. The Company had only two homocysteine licenses in the fiscal 1998 quarter; it has nine homocysteine licenses in the fiscal 1999 quarter. This increase was more than offset by lower royalties from other licensed technologies principally because of the timing of royalties reported by licensees but also because of two U.S. patents which expired in September, 1997, and April, 1998, respectively.

     Revenues under service contracts for the quarter ended October 31, 1998, were $63,499 (161%) higher than for the quarter ended October 31, 1997. Substantially all of these revenues during the first quarter of fiscal 1999 were from contract services to domestic corporations. This includes a one-time fee of $75,000 for CTT's obtaining equity financing for a start-up company. During the quarter ended October 31, 1997, the Company completed work on a few small service contracts. Service contract revenues for the first quarter of fiscal 1998 were smaller amounts spread across several university, government and domestic corporation clients.

     Total operating expenses for the quarter ended October 31, 1998 were $773,220. This is $222,716 (22%) lower than for the quarter ended October 31, 1997. The Company reduced personnel and related expenses, consultants' fees and expenses, amortization expense, and VVI's research and development expenses. These reductions were partially offset by higher directors' fees and expenses, legal expenses, shareholders' expenses and professional fees. The Company reduced its operating expenses by closing its Cleveland, Ohio, office in January, 1998, and its Bethlehem, Pennsylvania, office in September, 1998, and by reducing its Connecticut office staff. The full benefit of certain of these expense reductions will be reflected in the second quarter of fiscal 1999.

     Costs of technology management services for the quarter ended October 31, 1998, were $81,783 (16%) lower than for the quarter ended October 31, 1997, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $22,000 higher in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998. This is primarily due to higher personnel costs (including benefits and overheads) associated with patenting and licensing services. Total domestic and foreign patent costs, patent litigation expenses and recoveries of foreign patent costs against university royalties were slightly lower in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998.

     Costs related to service contracts were approximately $83,000 lower in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998. The greatest portion of this reduction was in personnel costs (including benefits and overheads) and consultants' costs associated with service contracts. Personnel costs incurred to obtain equity financing for the start-up company noted above were recognized in the current and past periods when the services were performed; however, due to the uncertainty of securing that equity financing, the revenue could only be recognized when the financing was received and the earnings process was complete.

     Costs associated with new client development (principally personnel costs, including benefits and overheads) were approximately $20,000 lower for the first quarter of fiscal 1999 than for the first quarter of fiscal 1998. This is a direct result of reducing the number of Company employees. Management believes that the Company's development activities are now more sharply focused on signing new clients with a higher probability of generating revenues more quickly.

     General and administration expenses in the fiscal 1999 quarter were approximately $136,000 (33%) lower than in the fiscal 1998 quarter. This results primarily from the Company's reduced number of employees.

     Restructuring charges in the quarter ended October 31, 1998, related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Restructuring charges in the quarter ended October 31, 1997, related to the costs of closing the Company's office in Cleveland, Ohio. Both actions were taken to reduce operating expenses and improve operating efficiency.

     The net effect of the $22,931 increase in operating revenues and the $222,716 reduction in operating expenses was to reduce the Company's operating loss by $245,647 (41%) compared with the first quarter of fiscal 1998.

     Interest income in the first quarter of fiscal 1998 was 4% higher than in the first quarter of fiscal 1997. The Company's average invested balances for the first quarter of fiscal 1999 were higher than for the first quarter of fiscal 1998. However, weighted average interest rates were 0.34% lower for the fiscal 1999 quarter. Interest expense of $1,803 and $17,041 in the fiscal 1999 and 1998 quarters, respectively, relates to the debt incurred in connection with the acquisition of USET.

     Other income for the quarter ended October 31, 1997, included approximately $18,000 gain realized from available-for-sale securities.

     Other expenses for the quarters ended October 31, 1998, and 1997, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed in
Note 12 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. Further hearings in this case have been adjourned and are expected to occur in calendar 1999. CTT is unable to estimate the related legal expenses which may be incurred in the remaining quarters of fiscal 1999. Unilens Corp. USA ("Unilens") made no payments in either quarter of fiscal 1999 or 1998. Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through October 31, 1998, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, CTT paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has substantial net operating loss carryforwards for Federal income tax purposes. These may not be used to reduce future taxable income of USET.

     The Company's adoption of Statements of Financial Accounting Standards No. 130 and 131 did not have a material effect on its financial statements. The Company's only item of other comprehensive income is unrealized holding gains or losses on available-for-sale securities. All the Company's activities are in one operating segment, technology management services.

     The Company does not expect adoption of Statement of Financial Accounting Standards No. 133 to have a material effect on its financial statements (see Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998).

Results of Operations - Three Months Ended October 31, 1998 vs. Three Months Ended July 31, 1998

     Consolidated revenues for the quarter ended October 31, 1998 were $345,414 (45%) lower than for the quarter ended July 31, 1998. Historically, retained royalties in the first fiscal quarter are lower than in the fourth fiscal quarter because of licensees who report semiannually. Retained royalties in the first quarter of fiscal 1999 were $397,601 (56%) lower than in the fourth quarter of fiscal 1998. Revenues under service contracts in the first quarter of fiscal 1999 were $52,187 (103%) higher than in the fourth quarter of fiscal 1998.

     Total operating expenses of $773,220 in the first quarter of fiscal 1999 were $395,054 (34%) lower than in the fourth quarter of fiscal 1998. In the first quarter of fiscal 1999 costs of technology management services were approximately $98,000 (19%) lower and general and administration expenses were approximately $67,000 (20%) lower than in the fourth quarter of fiscal 1998. Costs related to retained royalties, costs related to service contracts and costs associated with new client development all decreased as the Company continued its efforts to control expenses. In the first quarter of fiscal 1999, restructuring charges were $70,000. In the fourth quarter of fiscal 1998, the Company recognized contract settlement expenses of $300,000 related to the estimated costs of settling the Company's employment contract with its former President and Chief Executive Officer.

     The reduction in consolidated revenues was less than the reduction in operating expenses in the first quarter of fiscal 1999, and the Company thereby reduced its operating loss by approximately $50,000 and reduced its net loss by approximately $31,000.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are not guarantees of future performance and should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those set forth under Special Factors in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1998. Actual results may differ materially from these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


                         PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) As of August 1, 1998, the registrant issued to Desmond Towey & Associates non-transferrable warrants to purchase 3,000 shares of the registrant's common stock at $9.00 per share (the closing price on the American Stock Exchange on November 1, 1997). The warrants were issued in partial consideration for public relations services provided between August 1, 1998 and October 31, 1998. The warrants become exercisable in February, 1999, and expire three years from issuance. There were no underwriters involved in the transaction.
The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     11.1 Schedule of computation of earnings per
          share for the three months ended
          October 31, 1998 and 1997.                    19

     27.1 Financial Data Schedule (EDGAR only).

B)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 14, 1998         By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Operating
                                     Officer, Chief Financial
                                     Officer and Authorized Signer