Form 10-Q
period 1999-01-31
COMPETITIVE TECHNOLOGIES INC
filed 1999-03-16
CIK 102198

10-Q January 1999

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   January 31, 1999

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

Common Stock outstanding as of March 1, 1999 - 5,982,228 shares

Exhibit Index on sequentially numbered page 21 of 23.

            Page 1 of 23 sequentially numbered pages


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements

     Consolidated Balance Sheets at
       January 31, 1999 and July 31, 1998                       3

     Consolidated Statements of Operations for the
       three months ended January 31, 1999 and 1998             4

     Consolidated Statements of Operations for the
       six months ended January 31, 1999 and 1998               5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 1999                            6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 1999 and 1998               7

     Notes to Consolidated Financial Statements              8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         13-20

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     20

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of
           Proceeds                                            21
Item 4.  Submission of Matters to a Vote
           of Security Holders                                 21
Item 6.  Exhibits and Reports on Form 8-K                      21

Signatures                                                     22


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 1999 and July 31, 1998
                                (Unaudited)
                                               January 31,     July 31,
                                                  1999           1998
ASSETS

Current assets:
  Cash and cash equivalents                   $    213,591   $    216,826
  Short-term investments, at market              2,070,905      2,417,792
  Receivables, including $10,076 and $20,143
    receivable from related parties in
    January and July, respectively               1,539,256      1,491,937
  Prepaid expenses and other current assets         79,322        139,780
    Total current assets                         3,903,074      4,266,335

Property and equipment, net                        135,738        171,214
Investments                                        208,689        408,288
Intangible assets acquired, principally
  licenses and patented technologies, net        1,374,678      1,444,014
Other assets                                            --         12,013

    TOTAL ASSETS                              $  5,622,179   $  6,301,864

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $291 and
    $2,043 payable to related parties
    in January and July, respectively         $     87,437   $     37,323
  Accrued liabilities                            1,452,749      1,794,742
  Current portion of purchase obligation                --        297,386
    Total current liabilities                    1,540,186      2,129,451

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      60,032         60,032
  Capital in excess of par value                25,626,938     25,637,881
  Treasury stock (common), at cost;
    20,965 and 10,190 shares
    in January and July,
    respectively                                  (108,206)       (95,968)
  Accumulated other comprehensive
    loss                                           (12,499)       (21,874)
  Accumulated deficit                          (21,544,947)   (21,468,333)

    Total shareholders' interest                 4,081,993      4,172,413

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  5,622,179   $  6,301,864

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 1999 and 1998
                                (Unaudited)

                                                 1999           1998

Revenues:
  Retained royalties                          $   965,454    $   913,084
  Revenues under service contracts,
    including $60,823 from
    related parties in 1998                        27,820         78,072
                                                  993,274        991,156
Costs of technology management
  services                                        460,942        442,578

General and administration expenses,
  of which $1,200 and $2,297 were
  paid to related parties in 1999
  and 1998, respectively                          300,884        509,046
                                                  761,826        951,624
Operating income                                  231,448         39,532

Interest income                                    42,115         46,691
Interest expense                                   (1,804)       (17,041)
Income (losses) related to equity
  method affiliates                                  (498)           331
Other income (expense), net                       (32,427)         1,783

Income before minority interest                   238,834         71,296
Minority interest in loss of
  subsidiary                                           --          1,600
Net income                                        238,834         72,896

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities               (7,291)            --

Comprehensive income                          $   231,543    $    72,896

Net income per share:
  Basic and diluted                           $      0.04    $      0.01

Weighted average number of common
  shares outstanding:
    Basic                                       5,975,286      5,964,145
    Diluted                                     6,006,466      5,994,211

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 1999 and 1998
                                (Unaudited)

                                                 1999           1998

Revenues:
  Retained royalties                          $ 1,281,709    $ 1,269,907
  Revenues under service contracts,
    including $80,133 from
    related parties in 1998                       130,879        117,632
                                                1,412,588      1,387,539
Costs of technology management
  services                                        890,901        954,320

General and administration expenses,
  of which $2,400 and $3,781 were
  paid to related parties in 1999
  and 1998, respectively                          574,145        993,240
Restructuring charges                              70,000             --
                                                1,535,046      1,947,560
Operating loss                                   (122,458)      (560,021)

Interest income                                    84,733         87,690
Interest expense                                   (3,607)       (34,082)
Income (losses) related to equity
  method affiliates                                  (748)        11,867
Other income (expense), net                       (34,534)        (8,333)
Loss before minority interest                     (76,614)      (502,879)
Minority interest in loss of
  subsidiary                                           --          1,600

Net loss                                          (76,614)      (501,279)

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities                9,375             --
  Reclassification adjustment for
    realized gains included in net income              --         (7,802)

Comprehensive loss                            $   (67,239)   $  (509,081)

Net loss per share:
  Basic and diluted                           $     (0.01)   $     (0.08)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           5,983,132      5,959,515

                          See accompanying note


                PART I.  FINANCIAL INFORMATION (Continued)

                           COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Changes in Shareholders' Interest
                              For the six months ended January 31, 1999
                                             (Unaudited)

                              Preferred Stock                                                          Accumulated   Accumulated
                             Shares             Common Stock      Capital in                              Other        (Deficit)
                           issued and         Shares             excess of        Treasury Stock      Comprehensive    Retained
                          outstanding Amount  issued    Amount   par value    Shares held     Amount   Income (Loss)   Earnings
Balance - July 31, 1998     2,427    $60,675  6,003,193 $60,032  $25,637,881   (10,190)   $ (95,968)  $  (21,874)  $(21,468,333)
  Grant of warrants to
    consultants . . . . . .                                           11,740
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                          (22,683)   10,625       74,147
  Other comprehensive
    income:
    Net unrealized holding
      gains (losses)
      on available-for-
      sale securities. . .                                                                                 9,375
  Purchase of treasury
    stock. . . . . . . . .                                                     (21,400)     (86,385)
  Net loss . . . . . . . .                                                                                              (76,614)
Balance - January 31, 1999  2,427    $60,675  6,003,193 $60,032  $25,626,938   (20,965)   $(108,206)  $  (12,499)  $(21,544,947)

                                       See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 1999 and 1998
                                (Unaudited)

                                                  1999           1998
Cash flow from operating activities:
  Loss from operations                        $   (76,614)   $  (501,279)
    Noncash items included in loss
      from operations:
      Depreciation and amortization                98,962        120,147
      Equity method affiliates                        748        (11,867)
      Minority interest                                --         (1,600)
      Directors' stock and stock retirement
        plan accruals                              74,266         96,622
      Amortization of discount on purchase
        obligation                                  3,607         34,082
      Other noncash items                          11,740         76,901
    Other                                              --        (18,482)
    Net changes in various operating
      accounts:
      Receivables                                 (47,319)      (717,037)
      Prepaid expenses and other current
        assets                                     60,458         44,041
      Accounts payable and accrued
        liabilities                              (302,667)       201,168
Net cash flow from operating activities          (176,819)      (677,304)

Cash flow from investing activities:
  Disposals (purchases) of property and
    equipment, net                                  5,850        (27,755)
  Purchases of other short-term investments            --     (2,743,649)
  Proceeds from sales of short-term
    investments                                   356,262      3,165,808
  Proceeds from sale of investment in
    affiliate                                     198,850        (15,000)
Net cash flow from investing activities           560,962        379,404

Cash flow from financing activities:
  Proceeds from issuance of common stock, net          --        178,809
  Purchases of treasury stock                     (86,385)            --
  Repayment of purchase obligation               (300,993)      (550,567)
Net cash flow from financing activities          (387,378)      (371,758)

Net increase (decrease) in cash and cash
  cash equivalents                                 (3,235)      (669,658)
Cash and cash equivalents, beginning
  of period                                       216,826        930,592
Cash and cash equivalents, end of period      $   213,591    $   260,934

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

4.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                      Six months              Quarter
                                    ended January 31,     ended January 31,
                                     1999       1998         1999       1998
Net income (loss)
  applicable to common stock:
    Basic and diluted           $  (76,614) $  (501,279) $  238,834 $   72,896

  Weighted average number of
    common shares outstanding    5,983,132    5,959,515   5,975,286  5,964,145
  Effect of dilutive
    securities:
    Stock options                       --           --      31,180     25,806
    Stock warrants                      --           --          --      4,260
  Weighted average number of
    common shares outstanding
    and dilutive securities      5,983,132    5,959,515   6,006,466  5,994,211

Net income (loss) per share of
  common stock:
    Basic and diluted           $    (0.01) $     (0.08) $     0.04 $     0.01

    At January 31, 1999 and 1998, respectively, options and warrants to purchase 473,542 and 410,500 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

5.  Investment in Affiliate

    During the six months ended January 31, 1999, Competitive
Technologies, Inc. ("CTT") sold its investment in Equine
Biodiagnostics, Inc. ("EBI") for $198,850 in cash. This selling price was also CTT's carrying value for this investment which was accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

6.  Short-term Investments

    On January 31, 1999 the Company's available-for-sale securities are as follows:

                             Accumulated    Accumulated
                                Other          Other
               Aggregate    Comprehensive  Comprehensive
Security Type  Fair Value      Income          Loss      Cost Basis

Equity
  Securities    $42,707        $   --         $12,499     $55,206

    For the quarters ended January 31, 1999 and 1998 and for the six months ended January 31, 1999, there were no sales of available-for-sale securities. For the six months ended January 31, 1998 proceeds from the sale of available-for-sale securities were $1,500,000 which resulted in gross realized gains of $18,482. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the quarters and six months ended
January 31, 1999 and 1998 follows:

                                 Quarter ended      Six  months ended
                                   January 31,          January 31,
                                 1999       1998      1999      1998
Accumulated other
  comprehensive income (loss):
  Accumulated net unrealized
    holding gains (losses) on
    available-for-sale
    securities, beginning of
    period                     $ (5,208) $     --  $(21,874)  $  7,802

  Other comprehensive income:
    Holding gains (losses)
      arising during the
      period                     (7,291)       --     9,375     10,680

    Reclassification adjustment
      for gains on sales of
      securities included in
      net income                     --        --        --    (18,482)

Accumulated other
  comprehensive income (loss)  $(12,499) $     --  $(12,499)  $     --

    No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwards.

7.  Receivables

    Receivables comprise:

                                   January 31,     July 31,
                                      1999           1998

Royalties                          $1,506,018     $1,444,014
Other                                  33,238         47,923
                                   $1,539,256     $1,491,937
8.   Accrued Liabilities

     Accrued liabilities were:
                                   January 31,     July 31,
                                      1999           1998

Accrued compensation               $  139,806     $  117,005
Royalties payable                     847,258        982,111
Accrued contract settlement           130,361        300,000
Deferred revenues                      80,950         99,160
Other                                 254,374        296,466
                                   $1,452,749     $1,794,742

9.   Contingencies

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.2 million. The case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments were heard on December 7, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

     In November 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 1999. Through January 31, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner.

10.  Restructuring

     In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998, for severance, related legal and other expenses of closing the office. All charges were settled during the three months ended October 31, 1998.

11.  Stock Repurchase Plan

     In October, 1998, CTT's Board of Directors authorized the repurchase of up to 250,000 shares of CTT's common stock. The Company plans to repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. During the six months ended January 31, 1999, the Company repurchased 21,400 shares of common stock for $86,385.


            PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

     Cash and cash equivalents of $213,591 at January 31, 1999 are $3,235 lower than cash and cash equivalents of $216,826 at July 31, 1998. Operating activities used $176,819, investing activities provided $560,962 and financing activities used $387,378.

     In addition to cash and cash equivalents, Competitive
Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company") held $2,070,905 in short-term investments at January 31, 1999. These investments are available for the Company's future operating, investing and financing activities.

     In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998, for severance, related legal and other expenses of closing the office. The Company settled all charges during the quarter ended October 31, 1998.

     The Company's net loss for the six-month period January 31, 1999, included the following noncash items: approximately $99,000 of depreciation and amortization, $4,000 amortization of discount on purchase obligation, and $86,000 of accrued expenses.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable increased approximately $62,000 and royalties payable decreased approximately $135,000. These changes in royalties receivable and payable reflect the normal cycle of royalty collections and payments. Accrued contract settlement was reduced approximately $170,000 between July 31, 1998, and January 31, 1999, by salary and benefits continuation payments and related legal expenses.

     During the six months ended January 31, 1999, approximately
$356,000 of other short-term investments were sold.

     In addition, CTT sold its investment in Equine Biodiagnostics, Inc. ("EBI") for $198,850 in cash during the quarter ended October 31, 1998. This selling price was also CTT's carrying value for this investment accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

     In October, 1998, CTT's Board of Directors authorized the repurchase of up to 250,000 shares of CTT's common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 21,400 shares of its common stock for $86,385 in cash between October, 1998 and January 31, 1999.

     On January 31, 1999, the Company paid the remaining $301,000 of the University Science, Engineering and Technology, Inc. ("USET") purchase obligation (including interest). The entire original purchase obligation of $1,835,000 was paid from USET's cash at acquisition and retained royalties earned during the three years since January 31, 1996. USET's retained royalties are now fully available to fund future operating activities.

     The Company is contractually required to pay certain persons specified percentages of Renova royalties received. At January 31, 1999, the remaining amount of such contingent payments was $71,978.

     At January 31, 1999, the Company had no outstanding commitments for capital expenditures.

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

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999 properly and accurately. The Company has reviewed its computer systems and has or will modify or replace those not currently Year 2000 compliant. Management believes the greatest risk to the Company would be if its licensees were to be unable to make their licensed products Year 2000 compliant or to report their respective royalties. Accordingly, the Company requested that its licensees confirm that the Year 2000 computer issue will not prevent them from producing or reporting royalties after December 31, 1999. Based on licensees' responses and other information reported by licensees, management does not expect the Year 2000 issue to have a material effect on royalty revenues. The Company has also received confirmation from its banks and other critical vendors that their computer systems are or will be Year 2000 compliant. The Company does not expect its costs to address these Year 2000 issues to be material. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

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

     In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company expects its share to be approximately $5,500,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Note 9 in the accompanying financial statements and Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.)

     With $2,284,496 in cash, cash equivalents and short-term investments and its share of royalties receivable of $658,760 at January 31, 1999, the Company anticipates that currently available funds will be sufficient to finance cash needs for at least the next two years for its current operating activities and for potential additional technology management opportunities. This anticipation is based upon the Company's current expectations. However, expansion of the Company's services is subject to many factors outside the Company's control and to presently unanticipated opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended January 31, 1999 vs. Three Months Ended January 31, 1998

     The Company's $231,448 operating income and $238,834 net income for this second quarter of fiscal 1999 are $191,916 and $165,938 higher, respectively, than its operating income and net income for the second quarter of fiscal 1998. The Company reduced its operating expenses by $189,798 and improved its overall operating efficiency. The second quarter of fiscal 1999 is the first quarter to reflect the full benefit of all measures previously taken to reduce the Company's operating expenses.

     Consolidated revenues for the quarter ended January 31, 1999, were $2,118 higher than for the quarter ended January 31, 1998, despite some sizable reductions from the prior year's quarter due to non-recurring revenues.

     Retained royalties for the quarter ended January 31, 1999, were $52,370 (6%) higher than for the quarter ended January 31, 1998. The first encryption license revenues from milestone payments toward a paid-up license were nearly $284,000 in the second quarter of fiscal 1999. Revenues from homocysteine licenses, including license issue fees, increased in the second quarter of fiscal 1999 approximately $85,000 over the second quarter of fiscal 1998. The Company had only three homocysteine licenses in the fiscal 1998 quarter compared with nine homocysteine licenses in the fiscal 1999 quarter. Revenues from another technology were $146,000 higher in the 1999 quarter than in the 1998 quarter primarily because of a sublicensee's catch-up payment for previously withheld royalties. These royalty revenue increases were partially offset by lower royalty revenues from the Vitamin B12 assay on which a U.S. patent expired in April, 1998. In addition, the second quarter of fiscal 1998 included revenues from a one-time sale of a corporate client's patented technology and a one-time final royalty settlement on a patent which expired in September, 1997.
Other royalty revenue fluctuations reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Revenues under service contracts for the quarter ended January 31, 1999, were $50,252 (64%) lower than for the quarter ended January 31, 1998. Substantially all of these revenues during the second quarter of fiscal 1999 were from contract services to domestic corporations. During the quarter ended January 31, 1999, the Company completed work on a few small service contracts. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time. Completion of one non-recurring state government contract in June, 1998, accounts for substantially all of the reduction in the Company's service contract revenues from the second quarter of fiscal 1998.

     Total operating expenses for the quarter ended January 31, 1999, were $761,826. This is $189,798 (20%) lower than for the quarter ended January 31, 1998. The Company reduced personnel and related expenses, legal expenses, and VVI's research and development expenses. These reductions were partially offset by higher shareholders' expenses, including public relations services, and consultants' fees and expenses. Legal expenses were higher than usual in the quarter ended January 31, 1998, incurred in connection with restructuring CTT's Board of Directors and related matters.

     Costs of technology management services for the quarter ended January 31, 1999, were $18,364 (4%) higher than for the quarter ended January 31, 1998, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $79,000 higher in the second quarter of fiscal 1999 than in the second quarter of fiscal 1998. This increase is primarily due to higher personnel costs (including benefits and overheads) associated with patenting and licensing services. Total domestic and foreign patent costs, patent litigation expenses and recoveries of foreign patent costs against university royalties were nearly the same for the second quarter of fiscal 1999 as for the second quarter of fiscal 1998.

     Costs related to service contracts were approximately $62,000 lower for the second quarter of fiscal 1999 than for the second quarter of fiscal 1998. The greatest portion of this reduction was in personnel costs (including benefits and overheads) and consultants' costs associated with service contracts.

     Costs associated with new client development for the second quarter of fiscal 1999 (principally personnel costs, including benefits and overheads) were approximately equal to those for the second quarter of fiscal 1998.

     General and administration expenses in the fiscal 1999 quarter were approximately $208,000 (41%) lower than in the fiscal 1998 quarter. The Company had fewer employees and lower legal expenses; however, these reductions were partially offset by higher shareholders' expenses (including public relations services) and consultants' fees.

     The net effect of the $2,118 increase in operating revenues and the $189,798 reduction in operating expenses was to increase the Company's operating income by $191,916 compared with the second quarter of fiscal 1998.

     Interest income in the second quarter of fiscal 1999 was lower than in the second quarter of fiscal 1998. The Company's average invested balances and weighted average interest rates were both lower for the second quarter of fiscal 1999 than for the second quarter of fiscal 1998. Interest expense in the fiscal 1999 and 1998 quarters related to the debt incurred in connection with the acquisition of USET.

     Other expenses for the quarters ended January 31, 1999, and 1998, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed in
Note 12 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. Further hearings in this case have been adjourned and are expected to occur in calendar 1999. CTT is unable to estimate the related legal expenses which may be incurred in the remaining quarters of fiscal 1999. Unilens Corp. USA ("Unilens") made no payments in either quarter of fiscal 1999 or 1998. Since CTT carries this receivable at zero value, any collections will be recorded in the period collected. Through January 31, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, CTT paid a 4% commission to Optical Associates, L.P., its joint venture partner.

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

Results of Operations - Six Months Ended January 31, 1999 vs. Six
Months Ended January 31, 1998

     The Company's $122,458 operating loss and $75,614 net loss for the first half of fiscal 1999 are $437,563 and $424,665 lower, respectively, than its operating loss and net loss for the first half of fiscal 1998. The Company both increased its revenues by $25,049 (6%) and reduced its operating expenses by $412,514 (21%) compared with the first half of fiscal 1998.

     Retained royalties revenues and revenues under service contracts contributed to the increase in consolidated revenues for the six months ended January 31, 1999, compared with the six months ended
January 31, 1998.

     Retained royalties for the six months ended January 31, 1999, were $11,802 (1%) higher than for the six months ended January 31, 1998. The first encryption license revenues from milestone payments toward a paid-up license were nearly $284,000 in the second quarter of fiscal 1999. Revenues from homocysteine licenses, including license issue fees, increased in the first half of fiscal 1999 approximately $164,000 over the first half of fiscal 1998. The Company had only three homocysteine licenses in the fiscal 1998 half compared with nine homocysteine licenses in the fiscal 1999 half. Revenues from another technology were $131,000 higher in the 1999 half than in the 1998 half primarily because of a sublicensee's catch-up payment for previously withheld royalties. These royalty revenue increases were partially offset by lower royalty revenues from the Vitamin B12 assay on which a U.S. patent expired in April, 1998. In addition, the first half of fiscal 1998 included revenues from a one-time sale of a corporate client's patented technology and a one-time final royalty settlement on a patent which expired in September, 1997. Other royalty revenue fluctuations reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Revenues under service contracts for the half year ended January 31, 1999, were $13,247 (11%) higher than for the half year ended January 31, 1998. Substantially all of these revenues during the first half of fiscal 1999 were from contract services for domestic corporations. This includes a one-time fee for CTT's obtaining equity financing for a start-up company. Completion of two government contracts in fiscal 1998 accounts for substantially all of the reduction in the Company's service contract revenues from the first half of fiscal 1998.

     Total operating expenses for the six months ended January 31, 1999, were $1,535,046. This is $412,514 (21%) lower than for the six months ended January 31, 1998. The Company reduced personnel and related expenses, legal expenses, and VVI's research and development expenses. These reductions were partially offset by higher shareholders' expenses, including public relations services, and other operating expenses. The Company reduced its operating expenses by closing its Cleveland, Ohio, office in January, 1998, and its Bethlehem, Pennsylvania, office in September, 1998, and by reducing its Connecticut office staff.

     Costs of technology management services for the six months ended January 31, 1999, were $63,419 (7%) lower than for the six months ended January 31, 1998, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $101,000 higher in the fiscal 1999 period than in the fiscal 1998 period. This increase is primarily due to higher personnel costs (including benefits and overheads) associated with patenting and licensing services.

     Costs related to service contracts were approximately $145,000 lower for the fiscal 1999 period than for the fiscal 1998 period. The greatest portion of this reduction was in personnel costs (including benefits and overheads) and consultants' costs associated with service contracts.

     Costs associated with new client development for the first half of fiscal 1999 (principally personnel costs, including benefits and overheads) were approximately $19,000 lower than those for the first half of fiscal 1998.

     General and administration expenses in the fiscal 1999 six-month period were $419,095 (42%) lower than in the fiscal 1998 six-month period. The Company had fewer employees and lower legal expenses; however, these reductions were partially offset by higher shareholders' expenses (including public relations services) and other operating expenses.

     Restructuring charges in the six months ended January 31, 1999, related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Restructuring charges in the six months ended January 31, 1998, related to the costs of closing the Company's office in Cleveland, Ohio. Both actions were taken to reduce operating expenses and improve operating efficiency.

     Interest income in the first half of fiscal 1999 was lower than in the first half of fiscal 1998. The Company's average invested balances and weighted average interest rates were both lower for the first half of fiscal 1999 than for the first half of fiscal 1998. Interest expense in the fiscal 1999 and 1998 periods related to the debt incurred in connection with the acquisition of USET.

     Other income for the six months ended January 31, 1998, included approximately $18,000 gain realized from available-for-sale securities.

     Other expenses for the six months ended January 31, 1999, and 1998, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors as more fully detailed above and in Note 12 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

Results of Operations - Three Months Ended January 31, 1999 (Second Fiscal Quarter) vs. Three Months Ended October 31, 1998 (First Fiscal Quarter)

     Consolidated revenues for the quarter ended January 31, 1999, were $573,960 (137%) higher than for the quarter ended October 31, 1998. Historically, retained royalties in the second fiscal quarter are higher than in the first fiscal quarter because of licensees who report semiannually. Retained royalties in the second quarter of fiscal 1999 were $649,199 (205%) higher than in the first quarter of fiscal 1999. Revenues under service contracts in the second quarter of fiscal 1999 were $75,239 (73%) lower than in the first quarter of fiscal 1999.

     Total operating expenses of $761,826 in the second quarter of fiscal 1999 were $11,394 (1%) lower than in the first quarter of fiscal 1999. In the second quarter of fiscal 1999 costs of technology management services were approximately $31,000 (7%) higher and general and administration expenses were approximately $28,000 (10%) higher than in the first quarter of fiscal 1999. However, restructuring charges were $70,000 in the first quarter. Costs related to retained royalties and costs associated with new client development both increased, but costs related to service contracts decreased.

     The increase in consolidated revenues and the reduction in operating expenses in the second quarter of fiscal 1999 increased the Company's operating income by $585,354 and its net income by $554,282.

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


                    PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) On January 4, 1999, pursuant to Board approval in December, 1998, the registrant issued 2,500 shares and 625 shares of its common stock to Robert H. Brown, Jr. and Samuel M. Fodale, respectively. These shares were valued at $4.84375, the mean between the high and low prices on the American Stock Exchange on January 4, 1999. The shares were issued in partial consideration for their services as directors of the registrant but as special grants outside the 1996 Directors' Stock Participation Plan since neither had served a full year. No underwriters were involved in these transactions. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 and certificates for these shares contained restrictive legends.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held Februry 12, 1999, the following directors were elected:

Name                          Votes For    Votes Withheld

George C.J. Bigar             4,243,860       1,447,158
Michael G. Bolton             4,285,125       1,405,893
Samuel M. Foldale             4,536,420       1,154,598
John M. Sabin                 4,567,844       1,123,174

     In addition, no votes were withheld as to all nominees and there were no broker non-votes. Robert H. Brown, Jr., a director since March 1998 and a nominee for reelection, requested to have his name removed from the ballot in order to devote his time to a new position as President and CEO of a Dallas-based securities firm.

     Also at the Company's annual meeting of stockholders held February 12, 1999, stockholders rejected the proposal to approve the 1999 Directors' Stock Option Plan and reserve 400,000 shares of Common Stock for options under the Plan. There were 1,116,190 shares voted for and 2,133,902 shares voted against this proposal, and 79,306 shares abstained. There were also 2,361,620 broker non-votes which were not entitled to vote on this matter.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     11.1 Schedule of computation of earnings per
          share for the three and six months ended
          January 31, 1999 and 1998.                    23

     27.1 Financial Data Schedule (EDGAR only).

B)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 16, 1999            By:  S/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Operating
                                     Officer, Chief Financial
                                     Officer and Authorized Signer