Form 10-Q
period 1999-04-30
COMPETITIVE TECHNOLOGIES INC
filed 1999-06-14
CIK 102198

10-Q April 1999

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   April 30, 1999

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

Common Stock outstanding as of June 1, 1999 - 5,980,228 shares

Exhibit Index on sequentially numbered page 22 of 24.

               Page 1 of 24 sequentially numbered pages



             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  INDEX

PART I.  FINANCIAL INFORMATION                                 Page No.

Item 1.  Condensed Financial Statements

A.    Financial Statements (Unaudited)

      Consolidated Balance Sheets at
        April 30, 1999 and July 31, 1998                             3

      Consolidated Statements of Operations for the
        three months ended April 30, 1999 and 1998                   4

      Consolidated Statements of Operations for the
        nine months ended April 30, 1999 and 1998                    5

      Consolidated Statement of Changes in
        Shareholders' Interest for the nine
        months ended April 30, 1999                                  6

      Consolidated Statements of Cash Flows for the
        nine months ended April 30, 1999 and 1998                    7

      Notes to Consolidated Financial Statements                  8-12

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                             13-21

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                         21


PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote
             of Security Holders                                    22

Item 6.    Exhibits and Reports on Form 8-K                         22

Signatures                                                          23



                        PART I.  FINANCIAL INFORMATION

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        April 30, 1999 and July 31, 1998
                                   (Unaudited)

                                                    April 30,      July 31,
                                                      1999           1998
ASSETS

Current assets:
  Cash and cash equivalents                       $    210,753   $    216,826
  Short-term investments, at market                  2,994,737      2,417,792
  Receivables, including $302 and $20,143
    receivable from related parties in
    April and July, respectively                     2,206,348      1,491,937
  Prepaid expenses and other current assets             77,670        139,780
    Total current assets                             5,489,508      4,266,335

Property and equipment, net                            166,321        171,214
Investments                                            200,682        408,288
Intangible assets acquired, principally
  licenses and patented technologies, net            1,340,010      1,444,014
Other assets                                                --         12,013

    TOTAL ASSETS                                  $  7,196,521   $  6,301,864

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $2,043
    payable to related parties in
    July                                          $    173,189   $     37,323
  Accrued liabilities                                2,548,344      1,794,742
  Current portion of purchase obligation                    --        297,386
    Total current liabilities                        2,721,533      2,129,451

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                     60,675         60,675
  Common stock, $.01 par value                          60,032         60,032
  Capital in excess of par value                    25,626,938     25,637,881
  Treasury stock (common), at cost;
    22,965 and 10,191 shares
    in April and July,
    respectively                                      (119,266)       (95,968)
  Accumulated other comprehensive
    loss                                               (17,707)       (21,874)
  Accumulated deficit                              (21,135,684)   (21,468,333)

    Total shareholders' interest                     4,474,988      4,172,413

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                  $  7,196,521   $  6,301,864

                             See accompanying notes



                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               for the three months ended April 30, 1999 and 1998
                                   (Unaudited)


                                                     1999           1998

Revenues:
  Retained royalties                              $ 1,179,813    $   416,771
  Revenues under service contracts,
    including $2,500 and $10,174
    from related parties in 1999
    and 1998, respectively                             12,693         42,796
                                                    1,192,506        459,567
Costs of technology management
  services                                            518,197        604,724

General and administration expenses,
  of which $1,600 and $1,411 were
  paid to related parties in 1999
  and 1998, respectively                              241,796        273,179
                                                      759,993        877,903
Operating income (loss)                               432,513       (418,336)

Interest income                                        33,553         39,704
Interest expense                                           --         (1,803)
Losses related to equity
  method affiliates                                        --         (7,318)
Other income (expense), net                            (6,803)          (237)

Income (loss) before taxes                            459,263       (387,990)
Provision for income taxes                             50,000             --
Net income (loss)                                     409,263       (387,990)

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities                   (5,208)        (5,729)

Comprehensive income (loss)                       $   404,055    $  (393,719)

Net income (loss) per share:
  Basic and diluted                               $      0.07    $     (0.06)

Weighted average number of common
  shares outstanding:
    Basic                                           5,981,352      5,977,433
    Diluted                                         6,020,127      5,977,433

                             See accompanying notes



                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                for the nine months ended April 30, 1999 and 1998
                                   (Unaudited)

                                                     1999           1998

Revenues:
  Retained royalties                              $ 2,461,522    $ 1,686,678
  Revenues under service contracts,
    including $2,746 and $90,307
    from related parties in 1999
    and 1998, respectively                            143,572        160,428
                                                    2,605,094      1,847,106
Costs of technology management
  services                                          1,409,098      1,559,044

General and administration expenses,
  of which $4,000 and $5,192 were
  paid to related parties in 1999
  and 1998, respectively                              815,941      1,266,419
Restructuring charges                                  70,000             --
                                                    2,295,039      2,825,463
Operating income (loss)                               310,055       (978,357)

Interest income                                       118,286        127,394
Interest expense                                       (3,607)       (35,885)
Income (losses) related to equity
  method affiliates                                      (748)         4,549
Other income (expense), net                           (41,337)        (8,570)
Income (loss) before taxes and
  minority interest                                   382,649       (890,869)
Provision for income taxes                             50,000             --
Income (loss) before minority interest                332,649       (890,869)
Minority interest in loss of
  subsidiary                                               --          1,600

Net income (loss)                                     332,649       (889,269)

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities                    4,167         (5,729)
  Reclassification adjustment for
    realized gains included in net income                  --         (7,802)

Comprehensive income (loss)                       $   336,816    $  (902,800)

Net income (loss) per share:
  Basic and diluted                               $      0.06    $     (0.15)

Weighted average number of common
  shares outstanding:
    Basic                                           5,982,552      5,965,357
    Diluted                                         6,006,042      5,965,357

                             See accompanying notes



                           PART I.  FINANCIAL INFORMATION (Continued)

                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Interest
                               For the nine months ended April 30, 1999
                                              (Unaudited)


                           Preferred Stock                                                             Accumulated
                            Shares                 Common Stock      Capital in                             Other
                          issued and              Shares             excess of       Treasury Stock      Comprehensive  Accumulated
                          outstanding   Amount    issued    Amount   par value    Shares held  Amount    Income (Loss)    Deficit
Balance - July 31, 1998      2,427     $60,675   6,003,193  $60,032  $25,637,881  (10,190)   $ (95,968)  $  (21,874)  $(21,468,333)
  Grant of warrants to
       consultants.......                                                 11,740
  Stock issued under 1996
    Directors' Stock
    Participation Plan...                                                (22,683)  10,625       74,147
  Other comprehensive
    income:
    Net unrealized holding
      gains (losses) on
      available-for-sale
      securities.........                                                                                     4,167
  Purchase of treasury
    stock................                                                         (23,400)     (97,445)
  Net income.............                                                                                                  332,649
Balance - April 30, 1999     2,427     $60,675   6,003,193  $60,032  $25,626,938  (22,965)   $(119,266)  $  (17,707)  $(21,135,684)

                                           See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                for the nine months ended April 30, 1999 and 1998
                                   (Unaudited)


                                                      1999           1998
Cash flow from operating activities:
  Income (loss) from operations                   $   332,649    $  (889,269)
    Noncash items included in income
      (loss) from operations:
      Depreciation and amortization                   149,689        174,851
      Equity method affiliates                            748         (4,549)
      Minority interest                                    --         (1,600)
      Directors' stock and stock retirement
        plan accruals                                 109,794        139,927
      Amortization of discount on purchase
        obligation                                      3,607         35,885
      Other noncash items                              11,740         33,065
    Other                                                  20        (13,054)
    Net changes in various operating
      accounts:
      Receivables                                    (714,411)       655,515
      Prepaid expenses and other current
        assets                                         62,110         35,571
      Accounts payable and accrued
        liabilities                                   843,151        273,420
Net cash flow from operating activities               799,097        439,762


Cash flow from investing activities:
  Purchases of property and
    equipment, net                                    (40,792)       (25,768)
  Purchases of other short-term investments          (572,778)    (3,876,091)
  Proceeds from sales of short-term
    investments                                            --      3,165,808
  Proceeds from sales of investments in
    affiliates                                        206,838        (15,000)
Net cash flow from investing activities              (406,732)      (751,051)

Cash flow from financing activities:
  Proceeds from issuance of common stock, net              --        199,310
  Purchases of treasury stock                         (97,445)            --
  Repayment of purchase obligation                   (300,993)      (550,567)
Net cash flow from financing activities              (398,438)      (351,257)

Net decrease in cash and cash equivalents              (6,073)      (662,546)
Cash and cash equivalents, beginning
  of period                                           216,826        930,592
Cash and cash equivalents, end of period          $   210,753    $   268,046

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

                                       Nine months              Quarter
                                     ended April 30,         ended April 30,

                                     1999        1998         1999      1998
Net income (loss)
  applicable to common stock:
    Basic and diluted            $  332,649  $  (889,269) $ 409,263 $ (387,990)

  Weighted average number
    of common shares
    outstanding                   5,982,552    5,965,357  5,981,352  5,977,433
  Effect of dilutive
    securities:
    Stock options                    23,490           --     38,775         --
    Stock warrants                       --           --         --         --
  Weighted average number of
    common shares outstanding
    and dilutive securities       6,006,042    5,965,357  6,020,127  5,977,433

Net income (loss) per share
  of common stock:
    Basic and diluted            $     0.06  $     (0.15) $    0.07 $    (0.06)


     At April 30, 1999 and 1998, respectively, options and warrants to purchase 471,542 and 536,542 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

5.   Investment in Affiliate

     During the nine months ended April 30, 1999, Competitive
Technologies, Inc. ("CTT") sold its investment in Equine
Biodiagnostics, Inc. ("EBI") for $198,850 in cash. This selling price was also CTT's carrying value for this investment which was accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

6.   Short-term Investments

     On April 30, 1999, the Company's available-for-sale securities were as follows:

                               Accumulated     Accumulated
                                  Other           Other
                Aggregate     Comprehensive   Comprehensive
Security Type   Fair Value       Income           Loss        Cost Basis

Equity
  Securities     $37,499         $   --          $17,707       $55,206

     For the quarters ended April 30, 1999 and 1998 and for the nine months ended April 30, 1999, there were no sales of available-for-sale securities. For the nine months ended April 30, 1998 proceeds from the sale of available-for-sale securities were $1,500,000 which resulted in gross realized gains of $18,482. Cost is based on specific identification in computing realized gains.

     A reconciliation detailing amounts reported in net income and other comprehensive income for the quarters and nine months ended
April 30, 1999 and 1998 follows:


                                    Quarter ended      Nine months ended
                                       April 30,            April 30,
                                    1999      1998       1999      1998
Accumulated other
  comprehensive income (loss):
  Accumulated net unrealized
    holding gains (losses) on
    available-for-sale securities,
    beginning of period           $(12,499) $     --   $(21,874) $  7,802

  Other comprehensive income:
    Holding gains (losses) arising
      during the period             (5,208)   (5,729)     4,167     4,951

    Reclassification adjustment
      for gains on sales of
      securities included in
      net income                        --        --         --   (18,482)

Accumulated other comprehensive
  income (loss)                   $(17,707) $ (5,729)  $(17,707) $ (5,729)


     No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwards.

7.   Receivables

     Receivables comprise:
                                       April 30,       July 31,
                                         1999            1998

Royalties                             $2,183,329      $1,444,014
Other                                     23,019          47,923
                                      $2,206,348      $1,491,937

8.    Accrued Liabilities

      Accrued liabilities were:
                                       April 30,       July 31,
                                         1999            1998

Accrued compensation                  $  196,029      $  117,005
Royalties payable                      1,964,000         982,111
Accrued contract settlement               62,077         300,000
Deferred revenues                         78,641          99,160
Other                                    247,597         296,466
                                      $2,548,344      $1,794,742

9.    Contingencies

      On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company's share will be approximately $5.2 million. The case is currently pending on appeal in the Court of Appeals for the Federal Circuit. Oral arguments were heard on December 7, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

      In November 1991, a suit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and one current and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 1999. Through April 30, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to OALP, its joint venture partner.

10.   Restructuring

      In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998, for severance, related legal and other expenses of closing the office. The Company paid all charges during the three months ended October 31, 1998.

11.   Stock Repurchase Plan

      In October, 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 23,400 shares of its common stock for $97,445 in cash between October, 1998, and April 30, 1999.

12.   Subsequent Events

      On May 4, 1999, Metabolite Laboratories, Inc. ("MLI") and Competitive Technologies, Inc. ("CTT") (collectively "plaintiffs") filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. CTT is unable to estimate the related legal expenses it may incur in this suit.

      Effective May 28, 1999, CTT sold its 14.5% interest in NovaNET Learning, Inc. ("NLI") in connection with the acquisition of NLI by National Computer Systems, Inc., for $2,472,602 in cash. From February 15, 1995, through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT will recognize its $2,313,227 gain in the quarter ending July 31, 1999. Capital loss carryforwards will substantially shelter the gain from Federal and state income taxes.



               PART I.  FINANCIAL INFORMATION (Continued)


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

      At April 30, 1999, cash and cash equivalents of $210,753 were $6,073 lower than cash and cash equivalents of $216,826 at July 31, 1998. Operating activities provided $799,097, investing activities used $406,732 and financing activities used $398,438.

      In addition, Competitive Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company") held $2,994,737 in short-term investments at April 30, 1999. These investments are available for the Company's future operating, investing and financing activities.

      Effective May 28, 1999, CTT sold its 14.5% interest in NovaNET Learning, Inc. ("NLI") in connection with the acquisition of NLI by National Computer Systems, Inc., for $2,472,602 in cash. From February 15, 1995, through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT will recognize its $2,313,227 gain in the quarter ending July 31, 1999. Capital loss carryforwards will substantially shelter the gain from Federal and state income taxes.

      On May 4, 1999, Metabolite Laboratories, Inc. ("MLI") and Competitive Technologies, Inc. ("CTT") (collectively "plaintiffs") filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") in the United States District Court for the District of Colorado. The complaint alleges, among other things that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. CTT is unable to estimate the related legal expenses it may incur in this suit.

      In August, 1998, CTT's Board of Directors took steps to reduce future operating expenses. This restructuring included closing its office in Bethlehem, Pennsylvania, reducing the Company's staff by four full-time employees, and reassigning their operating functions among the Company's remaining staff. The Company recognized restructuring charges of $70,000 in the quarter ended October 31, 1998, for severance, related legal and other expenses of closing the office. The Company paid all charges during the quarter ended October 31, 1998.

      The Company's net income for the nine-month period ended April 30, 1999, included the following noncash items: approximately $150,000 of depreciation and amortization, $4,000 amortization of discount on purchase obligation, and $122,000 of accrued expenses.

      In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable increased approximately $739,000 and royalties payable increased approximately $982,000. These changes in royalties receivable and payable reflect (a) the timing of a licensee's payment of previously underreported royalties and (b) the normal cycle of royalty collections and payments. Between July 31, 1998, and April 30, 1999, salary and benefits continuation payments and related legal expenses reduced accrued contract settlement with the Company's former chief executive officer approximately $238,000.

      During the nine months ended April 30, 1999, the Company purchased approximately $573,000 of other short-term investments.

      CTT sold its investment in Equine Biodiagnostics, Inc. ("EBI") for $198,850 in cash during the quarter ended October 31, 1998. This selling price was also CTT's carrying value for this investment accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI. CTT also received $7,988 from liquidation of another investee accounted for on the equity method. CTT originally invested $15,000 cash in this 50%-owned investment. During the time it held this investment, CTT recognized $7,012 as its equity in the net loss of the investee.

      In October, 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 23,400 shares of its common stock for $97,445 in cash between October, 1998, and April 30, 1999.

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

      The Company is contractually required to pay certain persons specified percentages of Renova royalties received. At April 30, 1999, the remaining amount of such contingent payments was $57,032.

      At April 30, 1999, the Company had no outstanding commitments for capital expenditures.

      The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

      The Company continues to pursue additional technology management opportunities. If and when such opportunities are consummated, the Company may commit capital resources to them.

      The Company does not believe inflation had a significant impact on its operations during fiscal 1999 or 1998 or that it will have a significant impact on operations during the next twelve-month operating period.

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

      Vector Vision, Inc. ("VVI"), CTT's 54.5% owned subsidiary, is currently inactive. Without additional outside financing to support further development activities, VVI is not expected to develop its product further. VVI expects its video compression software product to be included in MPEG-4 and to share in the royalties from applications of MPEG-4, if and when they may be earned in the future. MPEG-4 is an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

      In connection with the case which involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company expects its share to be approximately $5,200,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Note 9 in the accompanying financial statements and Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.)

      At April 30, 1999, the Company had $3,205,490 in cash, cash equivalents and short-term investments and royalties receivable net of royalties payable of $219,329. On May 28, 1999, CTT received the $2,472,602 cash proceeds from the sale of its interest in NLI. Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activities. However, expansion of the Company's business is subject to many factors outside the Company's control or that cannot currently be anticipated, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended April 30, 1999 vs. Three Months Ended April 30, 1998

      The Company's $432,513 operating income and $409,263 net income for the third quarter of fiscal 1999 are $850,849 and $797,253 higher, respectively, than its operating loss and net loss for the third quarter of fiscal 1998. These improvements reflect both substantially higher revenues and lower operating expenses. The third quarter of fiscal 1999 is the second to reflect the full benefit of all measures previously taken to reduce the Company's operating expenses and improve its overall operating efficiency. It is also the second consecutive quarter reporting both operating income and net income.

      Total revenues for the quarter ended April 30, 1999, were $732,939 (159%) higher than for the quarter ended April 30, 1998.

      Retained royalties for the quarter ended April 30, 1999, were $763,042 (183%) higher than for the quarter ended April 30, 1998. Approximately $542,000 of this increase was from a licensee's correction of its previously underreported royalties under Vitamin B12 assay licenses for the period from July, 1993, through July, 1998.
The Company earned $189,000 on its encryption technology in the 1999 third quarter. This was from a second milestone payment toward a paid-up license. During the 1998 quarter, the Company earned $100,000 from sale of a corporate client's technology, but there was no comparable transaction during the 1999 quarter. In the third quarter of fiscal 1999 revenues from homocysteine licenses were approximately $90,000 lower than in the third quarter of fiscal 1998. This decrease resulted partially from lower license issue fees in the 1999 quarter and a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a suit against the sublicensee as detailed above and in footnote 12 to the accompanying financial statements. Royalty revenue fluctuations also reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

      Revenues under service contracts for the quarter ended April 30, 1999, were $30,103 (70%) lower than for the quarter ended April 30, 1998. These reductions reflected lower revenues from service contracts for domestic corporate and university clients. The Company earned substantially all of these revenues from contract services to domestic corporations in the fiscal 1999 quarter. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

      Total operating expenses for the quarter ended April 30, 1999, were $759,993. This was $117,910 (13%) lower than for the quarter ended April 30, 1998. The Company reduced personnel and related expenses, consultant's fees and expenses, and VVI's research and development expenses. These reductions were partially offset by higher patent legal expenses and higher shareholders' expenses, including public and investor relations services. Higher expenses incurred in the 1999 quarter for public and investor relations services were only partially offset by a reduction in expenses incurred in connection with the annual meeting of shareholders.

      Costs of technology management services for the quarter ended April 30, 1999, were $86,527 (14%) lower than for the quarter ended April 30, 1998, as more fully discussed below.

      Costs related to licensing and retained royalties were approximately $55,000 lower in the fiscal 1999 third quarter than in the fiscal 1998 third quarter. This decrease is because the Company no longer uses subcontractors on retainer to provide certain sales and marketing services related to certain corporate technologies. Total domestic and foreign patent costs, patent litigation expenses and recoveries of foreign patent costs against university royalties were nearly the same for the third quarter of fiscal 1999 as for the third quarter of fiscal 1998.

      Costs related to service contracts were approximately $2,000 higher for the third quarter of fiscal 1999 than for the third quarter of fiscal 1998.

      Costs associated with new client development for the third quarter of fiscal 1999 (principally personnel costs, including benefits and overheads) were approximately $33,000 lower than for the third quarter of fiscal 1998. The Company had fewer employees in the fiscal 1999 quarter than it had in the fiscal 1998 quarter. Management believes that the Company's development activities are now more sharply focused on signing new clients with a higher probability of generating revenues more quickly.

      General and administration expenses in the fiscal 1999 quarter were $31,383 (11%) lower than in the fiscal 1998 quarter. The Company had fewer employees; however, lower personnel and related expenses were partially offset by higher shareholders' expenses, including expenses for public and investor relations services.

      The net effect of the $732,939 (159%) increase in operating revenues and the $117,910 (13%) reduction in operating expenses was to increase the Company's operating income by $850,849 (203%) compared with the third quarter of fiscal 1998.

      Interest income in the third quarter of fiscal 1999 was lower than in the third quarter of fiscal 1998. For the third quarter of fiscal 1999 the Company's average invested balance was slightly lower and its weighted average interest rate was approximately 0.65% lower than for the third quarter of fiscal 1998. Interest expense in the fiscal 1998 quarter related to the debt incurred in acquiring USET.

      Other expenses for the quarters ended April 30, 1999, and 1998, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed in Note 12 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. Further hearings in this case have been adjourned and are expected to occur in calendar 1999. Management is unable to estimate the related legal expenses it may incur in the remaining quarter of fiscal 1999. Unilens Corp. USA ("Unilens") made no payments in either quarter of fiscal 1999 or 1998. Since the Company carries this receivable at zero value, it will record any collections in the period collected. Through April 30, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to Optical Associates, L.P., its joint venture partner.

      The Company has provided for state income taxes at its estimated effective rate for fiscal 1999. The Company has substantial net operating loss carryforwards for Federal income tax purposes.

      The Company's adoption of Statements of Financial Accounting Standards No. 130 and 131 did not have a material effect on its financial statements. The Company's only item of other comprehensive income is unrealized holding gains or losses on available-for-sale securities. All the Company's activities are in one operating segment, technology management services.

      The Company does not expect adoption of Statement of Financial Accounting Standards No. 133 to have a material effect on its financial statements. See Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

Results of Operations - Nine Months Ended April 30, 1999 vs. Nine
Months Ended April 30, 1998

      The Company's $310,055 operating income and $332,649 net income for the nine months of fiscal 1999 are $1,288,412 and $1,221,918 higher, respectively, than its operating loss and net loss for the nine months of fiscal 1998. The Company increased its revenues by $757,988 (41%) and reduced its operating expenses by $530,424 (19%) compared with the nine months of fiscal 1998.

      Retained royalties revenues increased substantially while revenues under service contracts decreased in the nine months ended April 30, 1999, compared with the nine months ended April 30, 1998.

      Retained royalties for the nine months ended April 30, 1999, were $774,844 (46%) higher than for the nine months ended April 30, 1998. Approximately $542,000 of this increase was from a licensee's correction in the third quarter of fiscal 1999 of its previously underreported royalties under Vitamin B12 assay licenses for the period from July, 1993, through July, 1998. This correction was partially offset by lower royalty revenues from other Vitamin B12 assay licensees due to expiration of a U.S. Patent in April, 1998.
The first encryption license revenues from milestone payments toward a paid-up license totalled $472,500 in the second and third quarters of fiscal 1999. Revenues from homocysteine licenses, including license issue fees, increased in the nine months of fiscal 1999 approximately $73,000 over the nine months of fiscal 1998. The
Company had five homocysteine licenses in the fiscal 1998 nine months compared with nine homocysteine licenses in the fiscal 1999 nine months. Homocysteine royalty revenues in the fiscal 1999 period have been hurt by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a suit against the sublicensee as detailed above and in footnote 12 to the accompanying financial statements. In addition, royalty revenues in the fiscal
1998 period benefited from license issue fees on new homocysteine licenses. The fiscal 1998 period also included revenues from a one-time sale of a corporate client's patented technology and a one-time final royalty settlement on a patent that expired in September, 1997. Royalty revenue fluctuations also reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

      Revenues under service contracts for the nine months ended April 30, 1999, were $16,856 (11%) lower than for the nine months ended April 30, 1998. The Company earned substantially all of these revenues from contract services to domestic corporations in the fiscal 1999 period. This includes a one-time fee for CTT's assistance in obtaining equity financing for a start-up company. The Company completed two government contracts in fiscal 1998; this accounts for most of the reduction in service contract revenues from the nine months of fiscal 1998.

      Total operating expenses for the nine months ended April 30, 1999, were $2,295,039. This was $530,424 (19%) lower than for the nine months ended April 30, 1998. The Company reduced personnel and related expenses, consultants' fees, legal expenses, and VVI's research and development expenses. These reductions were partially offset by higher shareholders' expenses, including public and investor relations services, and other operating expenses. The Company reduced its operating expenses by closing its Cleveland, Ohio, office in January, 1998, and its Bethlehem, Pennsylvania, office in September, 1998, and by reducing its Connecticut office staff.

      Costs of technology management services for the nine months ended April 30, 1999, were $149,946 (10%) lower than for the nine months ended April 30, 1998, as more fully discussed below.

      Costs related to licensing and retained royalties were approximately $46,000 higher in the fiscal 1999 period than in the fiscal 1998 period. This increase is primarily due to higher personnel costs (including benefits and overheads) associated with patenting and licensing services.

      Costs related to service contracts were approximately $143,000 lower for the fiscal 1999 period than for the fiscal 1998 period. The greatest portion of this reduction was in personnel costs (including benefits and overheads) and consultants' costs associated with service contracts.

      Costs associated with new client development for the nine months of fiscal 1999 (principally personnel costs, including benefits and overheads) were approximately $52,000 lower than for the nine months of fiscal 1998. The Company has fewer employees in fiscal 1999 than it had in fiscal 1998.

      General and administration expenses in the fiscal 1999 nine-month period were $450,478 (36%) lower than in the fiscal 1998 nine-month period. The Company had fewer employees and lower legal expenses; however, these reductions were partially offset by higher shareholders' expenses (including public and investor relations services) and other operating expenses.

      Restructuring charges in the nine months ended April 30, 1999, related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Restructuring charges in the nine months ended April 30, 1998, related to the costs of closing the Company's office in Cleveland, Ohio. Management took both of these actions to reduce operating expenses and improve operating efficiency.

      Interest income in the nine months of fiscal 1999 was lower than in the nine months of fiscal 1998. For the nine months of fiscal 1999 the Company's average invested balance was slightly higher but its weighted average interest rate was approximately 0.5% lower than for the nine months of fiscal 1998. Interest expense in the fiscal 1999 and 1998 periods related to the debt incurred in acquiring USET.

      Other income for the nine months ended April 30, 1998, included approximately $18,000 gain realized from available-for-sale securities.

      Other expenses for the nine months ended April 30, 1999, and 1998, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed above and in Note 12 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

Results of Operations - Three Months Ended April 30, 1999 (Third
Fiscal Quarter) vs. Three Months Ended January 31, 1999 (Second Fiscal
Quarter)

      Total revenues for the quarter ended April 30, 1999, were $199,232 (20%) higher than for the quarter ended January 31, 1999. Historically, retained royalties in the third fiscal quarter are lower than in the second fiscal quarter because of licensees who report semiannually. However, the third fiscal quarter benefited approximately $542,000 from a licensee's correction of previously underreported royalties under Vitamin B12 assay licenses for the period from July, 1993, through July, 1998. Retained royalties in the third quarter of fiscal 1999 were $214,359 (22%) higher than in the second quarter of fiscal 1999. Revenues under service contracts in the third quarter of fiscal 1999 were $15,127 (54%) lower than in the second quarter of fiscal 1999.

      Total operating expenses of $759,993 in the third quarter of fiscal 1999 were approximately equal to those in the second quarter of fiscal 1999. In the third quarter of fiscal 1999, costs of technology management services were approximately $57,000 (12%) higher and general and administration expenses were approximately $59,000 (20%) lower than in the second quarter of fiscal 1999. Costs related to retained royalties, costs related to service contracts and costs associated with new client development all increased.

      The increase in consolidated revenues and the slight reduction in operating expenses in the third quarter of fiscal 1999 increased the Company's operating income by $201,065 and its net income by $170,429.

Forward-Looking Statements

      Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1998 and other factors that may be described in its filings with the SEC, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.



                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The results of the Company's annual meeting of stockholders held February 12, 1999, were previously reported under this Item 4 in Part II - Other Information in the registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K                  Page

A)    Exhibits

      11.1 Schedule of computation of earnings per
           share for the three and nine months ended
           April 30, 1999 and 1998.                         24

      27.1 Financial Data Schedule (EDGAR only).

B)    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 1999                By:  S/ Frank R. McPike, Jr.
                                        Frank R. McPike, Jr.
                                        President, Chief Operating
                                        Officer, Chief Financial
                                        Officer and Authorized Signer