Form 10-K405
period 1999-07-31
COMPETITIVE TECHNOLOGIES INC
filed 1999-10-28
CIK 102198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended July 31, 1999.

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

Exhibit Index on sequentially numbered page 55.

            Page 1 of 62 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of October 15, 1999, 6,002,502 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $31,733,000.

                DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated Document              Location in Form 10-K

     None                               Not Applicable


                              PART I

Item 1.  Business
                           Introduction

     Competitive Technologies, Inc. (the registrant or CTT), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. CTT provides technology development and commercialization services with respect to a broad range of digital and Internet, life sciences and physical sciences technologies originally invented by various individuals, corporations, federal agencies and laboratories, and universities. CTT's goal is to maximize returns on research, development and patent investments by selling, licensing or otherwise transferring their innovations to others, or when appropriate, by investing in new entities to commercialize them.

     Effective May 28, 1999, CTT sold its remaining 14.5% interest in NovaNET Learning, Inc. (NLI) for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995, through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. In February, 1995, CTT sold a significant portion of its investment in NLI to Barden Companies, Inc. As a result of that transaction, CTT received approximately $3 million in cash and reduced its ownership in NLI from 55.1% to 14.5%.

     Effective January 31, 1996, CTT acquired 80% of University Science, Engineering and Technology, Inc. (USET). The total purchase price was $1,835,000 (excluding expenses related to the acquisition). CTT paid the final installment of the purchase price on January 31, 1999. In addition to cash of approximately $605,000 and computer equipment, USET's assets comprised principally licenses and patented technologies. CTT included USET's results of operations in its consolidated results of operations from January 31, 1996. Prior to January 31, 1996, CTT owned 20% of USET and accounted for the investment in USET on the equity method and recorded 20% of USET's net income.

     The registrant's principal subsidiaries include Competitive
Technologies of PA, Inc. (CTT-PA), USET and Competitive Technologies of Ohio, Inc. (CTT-OH).

     On October 1, 1999, the registrant and its subsidiaries employed approximately 14 people full-time. Substantially all employees are salaried and none is represented by a labor union.

Technology Development and Commercialization Services

     The registrant and its subsidiaries provide technology develop-ment and commercialization services for digital and Internet, life sciences and physical sciences inventions and other innovations made or owned by individuals, corporations, federal agencies and laborato-ries, and universities. For an invention or group of inventions, CTT may evaluate technical feasibility, assess potential patentability, assess commercial potential, apply for and prosecute patents, enforce issued patents, sell or license the invention to others, manage related license agreements, and distribute license royalties to their respective owners. In certain instances, CTT may initiate litigation to enforce royalty rights. CTT may also invest in a new entity to commercialize an invention or group of inventions.

     CTT's agreements with its clients specify the particular services CTT provides and how the clients compensate CTT for those services. Most clients agree to share with CTT specific percentages of amounts earned from sale or license of their technologies. Some clients agree to pay a fixed retainer, a fee for specific services and/or specified annual fees for CTT's services. In addition, some clients agree to share expenses of the technology development and commercialization process.

     As early in the technology development and commercialization process as possible, CTT assesses each invention's patentability and marketability. This permits CTT to focus efforts and resources on inventions with higher potential for successful commercialization.

      CTT and its subsidiaries provide technology development and commercialization services to individuals, universities, other research institutions, government agencies, and domestic and foreign corporations.

     Since January 31, 1996, CTT has managed USET as a wholly owned subsidiary. From August 20, 1990 until January 31, 1996, CTT owned 20% of USET and managed USET's operations and its portfolio of technologies, patents and licenses. The USET portfolio comprises primarily technologies from CTT's university clients before June 28, 1988.

     CTT and Lehigh University own 80% and 20%, respectively, of the stock of CTT-PA. CTT-PA manages Lehigh University's technology portfolio. CTT closed its office in Bethlehem, Pennsylvania in September, 1998. Effective July 31, 1999, CTT and Lehigh University have agreed to dissolve CTT-PA. CTT will retain CTT-PA's assets (principally its equity in Vector Vision, Inc. (VVI)) and assume CTT-PA's obligations (primarily to provide technology management services to Lehigh University) from the dissolution date.

     Retained royalty revenues for the registrant and its subsidiaries in the last five years were derived from the following portfolios (in thousands):
                     1999      1998      1997      1996      1995
The USET portfolio:
  Registrant's
  share             $1,769    $1,148    $  943    $  972    $  752
  USET's share         977     1,107       835       611        --
The CTT-PA
  portfolio             55        46        57        37        44

Others                 662       100       100        --        --
                    $3,463    $2,401    $1,935    $1,620    $  796

     The three technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for the registrant and its subsidiaries during 1999, 1998 or 1997 were encryption, gallium arsenide semiconductors and Vitamin B12 assay.

     The public key encryption and digital authentication technology was developed by NTRU Cryptosystems, Inc. It can be used to secure and verify authenticity in wireless and Internet communications and in electronic commercial transactions. U.S. patents on this technology have been applied for but none has issued yet. This technology is non-exclusively licensed to NCT Group, Inc., Sony Corporation, and TAO Group Limited. Security products based on this technology have been developed and their marketing and distribution is beginning, according to information received by the registrant. Retained royalties earned from this encryption and authentication technology were $661,500 (19%) of total retained royalties in 1999. This total amount was from a paid-up, non-exclusive, worldwide, field-of-use limited license for which all agreed milestones were met during fiscal 1999 and the licensee paid all agreed milestone payments.

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March, 1983 to May, 1989 and expire from May, 2001 to September, 2006. These inventions are licensed to Mitsubishi Electric Corporation, NEC Corporation, Polaroid Corporation, SDL, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Retained royalties earned from the gallium arsenide semiconductor inventions were approximately $518,000 (15%), $232,000 (10%) and $282,000 (15%) of total retained royalties in 1999, 1998 and 1997, respectively.

     The improved assay procedure for diagnosing Vitamin B12 deficien-cies was developed at the University of Colorado. U.S. patents have issued from February, 1980 to May, 1984 and expire between February, 1997 and May, 2001. Certain of these licensed patents expired in April, 1998 and April, 1999. These expiring licenses contributed approximately $137,000 (4%) of total retained royalties in fiscal 1999. These assay procedures are licensed to Abbott Laboratories, Bayer Corporation, Beckman Instruments, Inc., Bio-Rad Laboratories, Inc., Chiron Diagnostics Corporation, Dade International, Inc., Diagnostic Products Corporation, ICN Biomedicals, ICN East, Inc., Microgenics, Inc., Roche Diagnostics GmbH and Tosoh Corporation.
These assay procedures are in current use according to information received from licensees and other sources. Retained royalties earned from the Vitamin B12 assay were approximately $972,000 (28%), $664,000 (28%) and $581,000 (30%) of total retained royalties in 1999, 1998 and 1997, respectively. Approximately $542,000 of 1999's Vitamin B12 retained royalties was from a licensee's change in its previously estimated royalties for the period from July, 1993 through July, 1998.

     Beginning in fiscal 1998, the registrant has pursued an aggressive program to license an assay used to determine whether an individual has an elevated level of homocysteine and a corresponding deficiency of folate or Vitamin B12. Studies indicate that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general artery damage. The registrant's U.S. patent which covers this homocysteine assay expires in 2007. The registrant had ten homocysteine licenses (including one sublicense) throughout fiscal 1999, up from three (including one sublicense) at August 1, 1997. Homocysteine retained royalties in fiscal 1999 of approximately, $265,000, up from approximately $191,000 in fiscal 1998, were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee. See also Item 3. Legal Proceedings and Note 13 to Consolidated Financial Statements. The registrant cannot predict the timing or amounts of retained royalties which may be earned or the timing or costs which may be incurred in licensing and enforcing the patents for this assay.

     On January 24, 1995, the registrant was awarded an approximately $800,000 cost reimbursement contract by the Department of the Air Force to develop strategic planning and operating tools for agile enterprises. Work on the contract began in February, 1995, and was completed in November, 1996. The registrant earned approximately $833,000 of revenue on this contract ($79,000 in fiscal 1997) of which approximately $479,000 was paid to subcontractors.

     The registrant's foreign operations are limited to royalties received from foreign licensees. See Note 11 to Consolidated
Financial Statements.

Investments in Development-Stage Companies

     The registrant generally does not finance research and develop-ment of technologies. However, in certain instances, the registrant participates in forming companies to exploit specific technologies it believes are beyond the pure research and development stage.

     In June, 1986, the registrant formed University Communications, Inc., later renamed NovaNET Learning, Inc., to commercialize NovaNET, an interactive education and communication network developed at the University of Illinois. In February, 1995, the registrant sold the majority of its shares of NLI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the sale. Effective May 28, 1999, the registrant sold its remaining 14.5% interest in NLI and recorded a gain of $2,313,227. See Note 2 in Consolidated Financial State-ments.

     In 1995 the registrant invested $25,000 cash in Equine Bio-diagnostics, Inc. (EBI), a company organized to provide diagnostic laboratory services for the equine industry. EBI's initial product had already been tested and was marketed in EBI's first month of operations. The registrant recorded equity in EBI's net income of approximately $174,000 from inception through July 31, 1998. The registrant sold its investment in EBI during the first quarter of fiscal 1999 for $198,850 in cash. No gain or loss was recognized on the sale. See Note 2 in Consolidated Financial Statements.

     In 1994 the registrant established a majority-owned subsidiary, VVI, to develop and exploit a video compression technology developed at Lehigh University. VVI incurred research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $78,000 and $195,000 in 1998 and 1997. Since its inception VVI has obtained $398,000 in equity funding, $75,000 in grant funding and $99,000 from a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see Note 13 to Consolidated Financial Statements). At July 31, 1999, the registrant owned 52.4% of VVI's outstanding common stock. At July 31, 1999, VVI is inactive. VVI expects its video compression software to be included in a portion of the MPEG-4 standard, an international standard expected to be adopted for consumer applications such as video teleconferencing, video databases and wireless video access.

     In 1994 the registrant formed Knowledge Solutions, Inc. (KSI) to develop products using a multimedia training process model from Lehigh University. Through July 31, 1999, the registrant owned 33.7% of KSI's outstanding common stock and had recorded a total of $241,000 as its equity in KSI's losses. In July, 1999, KSI's shareholders authorized its dissolution. The registrant will receive no distribu-tion from KSI's dissolution.

Special Factors

     Losses During Prior Fiscal Years. On a consolidated basis the registrant earned operating income of $422,000 and net income of $2,919,000 in fiscal 1999. The registrant's operating activities provided $626,000 while its investing activities used $295,000 and its financing activities used $362,000 in fiscal 1999. However, on a consolidated basis the registrant incurred net losses of $1,235,000 and $1,571,000 in 1998 and 1997, respectively. The registrant's operating activities used $430,000 and $897,000 in 1998 and 1997, respectively. The registrant's investing and financing activities used $168,000 in 1998 and provided $1,151,000 in 1997. There can be no assurance that the registrant will earn operating income in future years.

     Reliance on and Lack of Control of Licensees. To the extent that the registrant and its subsidiaries share in royalties received from licensees, the revenues from such licensees are dependent upon the efforts and expenditures of such licensees. Retained royalties were 95%, 92% and 78% of the registrant's consolidated total revenues in 1999, 1998 and 1997, respectively. The registrant has no control over the efforts and expenditures of such licensees. In addition, development of new products by licensees involves high risk since many new technologies do not become commercially profitable products despite extensive development efforts of such licensees. Licensees are not required to advise the registrant of problems which may be encountered in the attempt to develop commercial products and such information is usually treated as confidential by such licensees. It may be assumed that licensees will encounter problems frequently.
Only if licensees succeed in resolving those problems will the licenses generate royalty income in which the registrant can share.

     Need for Government Approvals. Commercial exploitation of some licensed patents may require approval of governmental regulatory agencies; there is no assurance that such approvals will be granted. The principal government agency involved is the United States Food and Drug Administration (FDA). FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval of a product requiring such approval, sales of the product will not be made and the registrant will receive no royalty income based on sales of the product.

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

     Risks Pertaining to Evaluating and Securing Funding for New Business and Product Development. The registrant continues to seek business opportunities which are synergistic with its expertise in developing and commercializing technology or which have the potential to generate excess cash flow which could be used by the registrant to build its business. There can be no assurance that the registrant will succeed in acquiring or developing such businesses or products or that they will be profitable. In instances where the registrant invests its own funds, whether directly, through a subsidiary or a joint venture or otherwise, in researching, developing, manufacturing or marketing new products, the registrant incurs the same risks as licensees with respect to new product development. New products may need further funding after initial funds are exhausted and if such funding cannot be obtained, such new products may have to be abandoned resulting in loss of monies previously invested. There is consider-able risk that any new product may be rendered obsolete or otherwise not suitable for commercialization by new or alternative technologies.

     Dependence on Key Personnel. The registrant believes that the growth of its business is dependent upon the knowledge and abilities of a small number of employees and that the loss of such persons could have an adverse effect on future activities of the registrant. The principal key employee is Mr. Frank R. McPike, Jr. Mr. McPike was appointed President and chief operating officer in October, 1998 and has served as the registrant's chief financial officer since 1983.

     Competition. Competition in the technology management services business is vigorous. Several organizations, some of which are well established and have greater financial resources than the registrant, provide technology management services.

                      Discontinued Operations

Computer-based Education Services Segment

     On February 15, 1995, Barden Companies, Inc. (Barden) purchased from the registrant additional shares of NovaNET Learning, Inc. common stock. Barden paid the registrant $3,227,372 ($1.375 per share) in cash for 2,347,180 shares. In connection with Barden's purchase, the registrant offered to purchase from all NLI shareholders other than Barden a number of their shares of NLI common stock to allow all NLI shareholders to participate in the sale to Barden on a pro rata basis. Pursuant to this offer, the registrant purchased 151,096 tendered shares for a total of $207,757 ($1.375 per share) in cash. The registrant's net gain on these transactions in fiscal 1995 was $2,534,505. When these and other transactions were completed, Barden owned 52.1% and the registrant owned 14.5% of the outstanding common stock of NLI.

     From February 15, 1995, through May 28, 1999, the registrant accounted for its $159,375 investment in NLI under the cost method. Consolidated financial statements for the registrant and its subsidiaries for prior periods present NLI as a discontinued operation. At various times since NLI's initial funding in June, 1986, the registrant invested an aggregate of $1,997,000 in NLI equity.

     Before February 15, 1995, NLI comprised the registrant's computer-based education services segment. NLI markets its interac-tive courseware throughout the United States principally to schools and colleges, drop-out prevention programs, correctional and other institutions aimed at improving teenage and adult literacy.

Item 2. Properties

     Since November, 1996, the registrant has occupied approximately 9,000 square feet in an office building in Fairfield, Connecticut under a lease which expires December 31, 2001. The registrant has an option to renew the lease through December 31, 2006. The registrant believes its facilities are adequate for its current and near-term operations.

Item 3. Legal Proceedings

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and the registrant (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a/ LabCorp
(LabCorp) in the United States District Court for the District of
Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by the registrant. The registrant licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The registrant is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the registrant was not and is not a party to this case, the registrant had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the registrant is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the registrant expects its share to be approximately $5.2 million. The registrant has recorded no potential judgment proceeds in its financial statements to date. The case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments were heard on December 7, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can registrant predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Manage-ment, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January, 1989, the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA (Unilens) and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP.
Management of the registrant believes, based upon all of the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur later in calendar 1999 or 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     None


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     (a)  The registrant's common stock is listed on the American
Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.

     Fiscal Year Ended July 31, 1999         High      Low

          First Quarter....................  8 15/16   2 7/8
          Second Quarter...................  8 3/4     3 7/8
          Third Quarter....................  7 1/2     5
          Fourth Quarter...................  7 1/2     5 13/16

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

     At October 15, 1999 there were approximately 900 holders of record of the registrant's common stock.

                                   COMPETITIVE TECHNOLOGIES, INC.
                                     Selected Financial Data (1)
                                     For the years ended July 31

Item 6.  Selected Financial Data

                                      1999          1998          1997           1996 (4)      1995
Retained royalties                $ 3,463,176   $ 2,400,534   $ 1,935,041    $ 1,619,909   $   796,243
Revenues under service
  contracts and grants                176,148       211,300       541,176        660,287       906,952
       Total revenues             $ 3,639,324   $ 2,611,834   $ 2,476,217    $ 2,280,196   $ 1,703,195

Income (loss) from continuing
  operations (2)(3)               $ 2,919,384   $(1,235,489)  $(1,571,045)   $  (588,101)  $  (641,249)
Income (loss) from operations
  of discontinued operation (5)            --            --            --             --        99,468
Net gain on disposal of
  discontinued operations (6)              --            --            --             --     2,534,505
Net income (loss)                 $ 2,919,384   $(1,235,489)  $(1,571,045)   $  (588,101)  $ 1,992,724

Net income (loss) per share
  (basic and diluted):
  Continuing operations           $      0.49   $     (0.21)  $     (0.27)   $     (0.10)  $     (0.11)
  Operations of discontinued
    operation                              --            --            --             --          0.02
  Net gain (loss) on disposal of
    discontinued operations                --            --            --             --          0.43
  Net income (loss)               $      0.49   $     (0.21)  $     (0.27)   $     (0.10)  $      0.34

Weighted average number of common
  shares outstanding (basic)        5,982,112     5,969,434     5,914,868      5,853,814     5,814,826

At year end:
Cash, cash equivalents
  and short-term investments      $ 5,538,067   $ 2,634,618   $ 3,465,005    $ 4,381,630   $ 4,957,143
Total assets                      $ 8,959,021   $ 6,301,864   $ 7,203,480    $ 8,368,140   $ 6,768,942
Long-term obligations             $        --   $        --   $   260,265    $   652,367   $        --
Shareholders' interest            $ 7,180,286   $ 4,172,413   $ 5,014,746    $ 6,287,952   $ 6,289,524

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes $2,313,227 gain on sale of investment in NovaNET Learning, Inc. in 1999.

(3) Includes net income (losses) related to equity method affiliates of approximately $58,000, $34,000 and ($104,000) in 1997, 1996 and 1995,
    respectively. In 1996 and 1995, approximately $30,000 and $47,000, respectively, of net income related to equity method affiliates related to USET.

(4) Includes results of USET's operations on a consolidated basis for the six months from January 31, 1996 through July 31, 1996.

(5) Registrant's equity in net income of NovaNET Learning, Inc. for the six and one-half months to February 15, 1995.

(6) Disposal of NovaNET Learning, Inc., the registrant's computer-based education services segment.

(7) No cash dividends were declared or paid in any year presented.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

    Cash and cash equivalents of $185,838 at July 31, 1999, were $30,988 lower than cash and cash equivalents of $216,826 at July 31, 1998. Operating activities provided $626,083, investing activities used $295,228 and financing activities used $361,843 in the year ended July 31, 1999.

    In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company) held $5,352,229 in short-term investments at July 31, 1999. These investments are available to fund the Company's future operating, investing and financing activities.

    Effective May 28, 1999, CTT sold its 14.5% interest in NovaNET Learning, Inc. (NLI) for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995, through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT recognized a gain of $2,313,227 in its fiscal quarter ended July 31, 1999. Capital loss carryforwards sheltered the gain from Federal and state income taxes.

    CTT sold its investment in Equine Biodiagnostics, Inc. (EBI) for $198,850 in cash during the quarter ended October 31, 1998. This selling price was also CTT's carrying value for this invest-ment accounted for on the equity method. CTT's original cash investment in EBI was $25,000. During the time it held this investment in EBI, CTT recognized $173,850 as its equity in the net income of EBI.

    On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

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

    The Company's net income of $2,919,384 for the year ended July 31, 1999 included the following noncash items: depreciation and amortization of approximately $201,000, amortization of discount on purchase obligation of approximately $4,000, accrued expenses of approximately $152,000, and minority interest of approximately $40,000.

    In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $206,000 increase in royalties receivable and the $91,000 increase in royalties payable. During the year ended July 31, 1999, the Company paid salary and benefits continuation pay-ments and related legal fees of $298,000 to its former president and chief executive officer. At July 31, 1998, the Company had accrued $300,000 to settle his employment contract. The Company will not make further payments to him.

    During the year ended July 31, 1999, the Company purchased approximately $2,928,000 of other short-term investments.

    In October, 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. Between October, 1998, and July 31, 1999, the Company used $109,380 in cash to repurchase 25,400 shares of its common stock.

    In fiscal 1999, CTT received $48,530 from stock options exer-cised to purchase common stock.

    On January 31, 1999, the Company paid the remaining $301,000 of the University Science, Engineering and Technology, Inc. (USET) purchase obligation (including interest). The Company paid the entire original purchase obligation of $1,835,000 with USET's cash at acquisition and USET's share of retained royalties earned during the three years since January 31, 1996. Since January 31, 1999, USET's retained royalties are fully available to fund future operating activities.

    The Company is contractually required to pay certain persons specified percentages of Renova royalties received until certain total payments have been made. At July 31, 1999, the remaining amount of such contingent obligations was $35,360.

    The Company carries liability insurance, directors' and offic-ers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

    At July 31, 1999, the Company had no outstanding commitments for capital expenditures.

    The Company continues to pursue additional technology manage-ment opportunities. If and when such opportunities are consummat-ed, the Company may commit capital resources to them.

    The Company does not believe that inflation had a significant impact on its operations during 1999 or 1998 or that it will have a significant impact on operations during the next twelve-month operating period.

    The Company has addressed the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999, properly and accurately. The Company has modified, upgraded or replaced previ-ously noncompliant computer systems. The Company has tested its significant systems and management is confident that they will function as required after December 31, 1999. Management believes that the greatest risk to the Company would be if its licensees were to be unable to make their licensed products Year 2000 compli-ant or to report their respective royalties. Accordingly, the Company requested that its licensees confirm that the Year 2000 computer issue will not prevent them from producing or reporting royalties after December 31, 1999. Based on licensees' responses and other information reported by licensees, management does not expect the Year 2000 issue to have a material effect on royalty revenues. The Company has also received confirmations from its banks and other critical vendors that their computer systems are Year 2000 compliant. Management estimates that it cost approxi-mately $26,000 to address these Year 2000 issues, including normal-ly recurring costs to keep its computer systems current. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

    Currently Vector Vision, Inc. (VVI), CTT's 52.4% owned sub-sidiary, is inactive. The Company, the inventor and others sup-ported VVI's development activities in the past. VVI expects its video compression software to be included in a portion of the MPEG-4 standard, an international standard expected to be adopted for consumer applications such as video teleconferencing, video data-bases and wireless video access.

    In connection with the case that involved an idea by profes-sors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, which is currently pending, the Company expects its share to be approximately $5,200,000. There can be no assurance that the plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal. The Company has recorded no poten-tial judgment proceeds in its financial statements to date. See
Item 3, Legal Proceedings.

    At July 31, 1999, the Company had $5,538,067 of cash, cash equivalents and short-term investments and $577,009 of royalties receivable net of royalties payable. In addition, it had no debt and its total shareholders' interest was $7,180,286, which was approximately $3,008,000 higher than at July 31, 1998.

    Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activi-ties. However, expansion of the Company's business is subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business oppor-tunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - 1999 vs. 1998

    The Company's $421,533 operating income and $2,919,384 net income for the fiscal year ended July 31, 1999, are $1,803,436 and $4,154,873 higher, respectively, than its operating loss and net loss for the fiscal year ended July 31, 1998. The Company in-creased its revenues by $1,027,490 (39%) and reduced its operating expenses by $775,946 (19%) compared with fiscal 1998. Net income for fiscal 1999 includes the Company's $2,313,227 gain on the sale of its investment in NLI in the fourth fiscal quarter.

    In fiscal 1999, retained royalties revenues increased substan-tially while revenues under service contracts decreased compared with fiscal 1998.

    Retained royalties in fiscal 1999 were $3,463,176, which is $1,062,642 (44%) higher than in fiscal 1998. Approximately $542,000 of this increase was from a licensee's change in its previously estimated royalties under Vitamin B12 assay licenses for the period from July, 1993, through July, 1998. This correction was partially offset by lower royalty revenues from other Vitamin B12 assay licensees due to expiration of a U.S. Patent in April, 1998, and certain foreign patents in April, 1999. These expiring licenses contributed approximately $137,000 (4%) of total retained royalties in fiscal 1999. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001. Approximately $972,000 (28%) of retained royalties in fiscal 1999 were from the Vitamin B12 assay licenses. In fiscal 1998, approximately $664,000 (28%) of retained royalties were from the Vitamin B12 assay licenses.

    Retained royalties in fiscal 1999 also include $661,500 from a paid-up, non-exclusive, worldwide, field-of-use limited license granted to an unrelated foreign corporation in November, 1998, on an encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee has paid all the agreed milestone payments. This license generated 19% of retained royalties in fiscal 1999.

    In fiscal 1999, retained royalties from gallium arsenide semiconductor inventions, which include laser diode applications, also increased approximately $286,000 over fiscal 1998. This increase includes a license issue fee and royalties from a new license as well as royalties from licensees' increased sales of licensed products. Retained royalties from gallium arsenide semiconductor inventions were approximately $518,000 (15%) of retained royalties in fiscal 1999 ($232,000 (10%) in fiscal 1998).

    Retained royalties from homocysteine licenses, including license issue fees, of approximately $265,000 in fiscal 1999 increased approximately $73,000 (38%) over fiscal 1998. The Company had ten homocysteine licenses (including one sublicense) throughout fiscal 1999, up from three (including one sublicense) at August 1, 1997. Homocysteine retained royalties in fiscal 1999 were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee as detailed above and in Note 13 to Consol-idated Financial Statements. In addition, retained royalties in fiscal 1998 benefited from license issue fees on new homocysteine licenses.

    Partially offsetting these increases in retained royalties were reductions in retained royalties because of (a) a final royalty settlement on a licensed patent that expired in September, 1997, and (b) a one-time sale of a corporate client's patented technology in fiscal 1998. Retained royalties also fluctuate due to changes in the timing of royalties reported by licensees and changes in licensees' sales of licensed products.

    Fiscal 1999 revenues under service contracts and grants were $35,152 (17%) lower than in fiscal 1998. The Company earned substantially all of these revenues from contract services to domestic corporations in fiscal 1999. This includes a one-time fee for assisting a start-up company to obtain equity financing. The Company completed two government contracts in fiscal 1998; this accounts for most of the reduction in service contract revenues from fiscal 1998.

    Total operating expenses for fiscal 1999 were $3,217,791.
This was $775,946 (19%) lower than for fiscal 1998. The Company reduced personnel and related expenses, consultants' fees, and VVI's research and development expenses. These reductions were partially offset by higher shareholders' expenses, including public and investor relations services. The Company reduced its operating expenses by closing its Cleveland, Ohio, office in January, 1998, and its Bethlehem, Pennsylvania, office in September, 1998, and by reducing its Connecticut office staff.

    Costs of technology management services were $72,662 (3%) lower in fiscal 1999 than in fiscal 1998 as more fully discussed below.

    Costs related to retained royalties were approximately $85,000 (9%) higher in 1999 than in 1998. This reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services partially offset by lower costs for subcon-tractors on retainer for certain sales and marketing services for certain corporate technologies. Costs related to retained royal-ties also include domestic and foreign patent prosecution, mainte-nance and litigation expenses.

    Fiscal 1999 costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $134,000 (37%) lower than for fiscal 1998. The greatest portion of this reduction was in personnel costs (including benefits and overheads) and consultants' costs associated with service contracts.

    Costs associated with new client development for fiscal 1999 (principally personnel costs, including benefits and overheads) were approximately $23,000 (3%) lower than for fiscal 1998. The Company had fewer employees in fiscal 1999 than it had in fiscal 1998.

    General and administration expenses in fiscal 1999 were ap-proximately $473,000 (29%) lower than in fiscal 1998. The Company had fewer employees and lower consultants' fees and expenses; however, these reductions were partially offset by higher share-holders' expenses (including public and investor relations servic-es).

    Restructuring charges of $70,000 in fiscal 1999 related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Addi-tionally, charges of $75,000 in fiscal 1998 related to the costs of closing the Company's office in Cleveland, Ohio. Management took both of these actions to reduce operating expenses and improve operating efficiency. In fiscal 1998, the Company accrued contract settlement expenses of $300,000 for the estimated costs of settling the remainder of its former president and chief executive officer's employment contract.

    Interest income in fiscal 1999 was higher than for fiscal
1998. The Company's average invested balance was approximately 29% higher but its weighted average interest rate was approximately 0.8% per annum lower than for fiscal 1998. Interest expense in fiscal 1999 and 1998 related to the debt incurred in connection with the acquisition of USET.

    Other income for fiscal 1998 includes approximately $18,000 gain realized from available-for-sale securities.

    Other expenses for fiscal 1999 and 1998 were legal expenses incurred in connection with a lawsuit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed in Note 13 to Consolidated Financial Statements. Further hearings in this case have been adjourned and are expected to occur later in calendar 1999 or 2000. Management is unable to estimate the related legal expenses which may be incurred in fiscal 2000. Unilens Corp. USA (Unilens) made no payments in either fiscal year. Since the Company carries this receivable at zero value, it will record any collections in the period collected. Through July 31, 1999, the Company had received aggregate cash proceeds of approxi-mately $1,011,000 from the January, 1989, sale of University Optical Products Co.'s assets to Unilens. As cash proceeds were received, the Company paid a 4% cash commission to Optical Associ-ates, L. P., its joint venture partner.

    Minority interest in the losses of subsidiaries in 1999 and 1998 was VVI's minority shareholders' additional interest in its losses.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, a significant portion of which expire in fiscal 2000.

    The Company's adoption of Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and 131, "Disclosures about Segments of an Enterprise and Related Informa-tion," did not have a material effect on its financial statements. The Company's only item of other comprehensive income is unrealized holding gains or losses on available-for-sale securities. All the Company's activities are in one operating segment, technology management services.

    The Company does not expect adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instru-ments and Hedging Activities," to have a material effect on its financial statements. See Note 1 to Consolidated Financial State-ments.

Results of Operations - 1998 vs. 1997

    Consolidated revenues for the year ended July 31, 1998, were $135,617 (5%) higher than for the year ended July 31, 1997. Re-tained royalties accounted for 92% and 78% of total revenues in fiscal 1998 and 1997, respectively.

    Retained royalties in fiscal 1998 were $465,493 (24%) higher than in fiscal 1997. This increase included revenues (license fees, amounts for past infringements, and earned royalties) from new licenses and sublicenses, an option fee, a final royalty settlement on an expired patent and higher earned royalties on several licensed technologies. These increases were partially offset by a licensee's report reducing previously reported royal-ties.

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

    Fiscal 1998 revenues under service contracts and grants were $329,876 (61%) lower than in fiscal 1997. In fiscal 1998, the Company earned service contract revenues from a state government contract and several other smaller corporate, government and university contracts. In fiscal 1997, the Company earned service contract revenues under several large nonrecurring international and domestic corporate, government and university service con-tracts. There were no grant revenues in fiscal 1998 or 1997.

    Total operating expenses for fiscal 1998 were $268,371 (6%) lower than for fiscal 1997. In fiscal 1998, the Company reduced total personnel costs, consultants' fees and expenses, related operating expenses, and VVI's research and development expenses. Costs related to CTT's acquisition of Competitive Technologies of PA, Inc. were fully amortized in September, 1997. These reductions were partially offset by higher rent expense, directors' fees and expenses, shareholders' expenses and legal expenses and by the $300,000 estimated costs to settle the Company's employment con-tract with its former president and chief executive officer.

    Costs of technology management services were $640,306 (23%) lower in fiscal 1998 than in fiscal 1997 as more fully discussed below.

    Costs related to retained royalties were approximately $75,000 (9%) higher in 1998 than in 1997. This reflected higher personnel costs (including benefits and overheads) associated with patenting and licensing services, higher costs for subcontractors retained for selling and marketing certain corporate technologies, and higher patent litigation expenses. It also reflected lower foreign and domestic patent costs, lower amortization expenses and higher recoveries of foreign patent costs against university royalties.

    Fiscal 1998 costs related to service contracts (including direct charges for subcontractors' services and personnel costs associated with service contracts) were approximately $688,000 (65%) lower than for fiscal 1997. This reduction corresponds to the reduction in revenues under service contracts.

    Fiscal 1998 costs associated with new client development
(principally personnel costs, including benefits and overheads) decreased approximately $27,000 (3%) from fiscal 1997.

    General and administration expenses were approximately $72,000 (5%) higher in fiscal 1998. This included costs associated with closing the Company's office in Cleveland, Ohio, and consolidating that office's functions into operations in other Company offices. In addition, the Company incurred higher legal expenses, directors' fees and shareholders' expenses in connection with reconstituting its Board of Directors and related matters.

    In fiscal 1998, the Company accrued contract settlement ex-penses of $300,000 for the estimated costs of settling the remain-der of its former president and chief executive officer's employ-ment contract.

    The net effect of the $135,617 increase in operating revenues and the $268,371 reduction in operating expenses was to reduce the Company's operating loss by $403,988 (23%) compared with fiscal
1997.

    Interest income increased $27,838 (20%) despite lower average invested balances. Weighted average interest rates were approxi-mately 1.2% per annum higher in fiscal 1998. Interest expense of $37,688 and $93,371 in fiscal 1998 and 1997, respectively, related to the debt incurred in connection with the acquisition of USET.

    In fiscal 1998, net income related to equity method affiliates comprised CTT's equity in the net income of (EBI) ($22,000) sub-stantially offset by CTT's equity in net losses of other ventures. In fiscal 1997, CTT's equity in the net income of EBI ($70,000) was partially offset by CTT's equity in other net losses.

    Other income for fiscal 1998 included approximately $18,000 gain realized from available-for-sale securities. Other income for fiscal 1997 included $77,000 gain from short-term investments.

    Other expenses for fiscal 1998 and 1997 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and former directors as more fully detailed in Note 13 to Consolidated Financial Statements.

    Minority interest in the losses of subsidiaries in 1998 and 1997 was VVI's minority shareholders' additional interest in its losses.

Forward-Looking Statements

    Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts are "for-ward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance.
These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technolo-gies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 1999, and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time.
The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                              23

Consolidated Balance Sheets                                 24-25

Consolidated Statements of Operations                          26

Consolidated Statements of Changes
  in Shareholders' Interest                                    27

Consolidated Statements of Cash Flows                       28-29

Notes to Consolidated Financial Statements                  30-44


PRICEWATERHOUSECOOPERS

                                                PricewaterhouseCoopers LLP
                                                1301 Avenue of the Americas
                                                New York, NY  10019-6013
            REPORT OF INDEPENDENT ACCOUNTANTS   Telephone (212) 259 1000
                                                Facsimile (212) 259 1301

To the Board of Directors and Shareholders
Of Competitive Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' interest and cash flows present fairly, in all material respects, the financial position of Competitive Technolo-gies, Inc. and Subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial state-ments are the responsibility of the Company's management; our responsibility is to express an opinion on these financial state-ments based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reason-able assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                              s/ PricewaterhouseCoopers LLP
                              PricewaterhouseCoopers LLP


September 24, 1999


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1999 and 1998

                                                 1999            1998
ASSETS

Current assets:
  Cash and cash equivalents                   $  185,838     $  216,826
  Short-term investments, at market            5,352,229      2,417,792
  Receivables, including $2,449 and $20,143
    receivable from related parties in
    1999 and 1998, respectively                1,726,046      1,491,937
  Prepaid expenses and other current assets      143,171        139,780
    Total current assets                       7,407,284      4,266,335

Property and equipment, at cost, net             155,089        171,214
Investments                                       91,307        408,288
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $487,806
  and $349,134 in 1999 and 1998, respectively  1,305,341      1,444,014
Other assets                                          --         12,013

    TOTAL ASSETS                              $8,959,021     $6,301,864

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 1999 and 1998
                                (Continued)

                                                  1999           1998
LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $2,043
    payable to related parties in 1998        $    109,986   $     37,323
  Accrued liabilities, including $5,938
    payable to related parties in 1999           1,668,749      1,794,742
  Current portion of purchase obligation                --        297,386
    Total current liabilities                    1,778,735      2,129,451

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427
    issued and outstanding                          60,675         60,675
  Common stock, $.01 par value; 20,000,000
    shares authorized; 6,003,193 shares
    issued; shares outstanding: 6,003,112
    in 1999 and 5,993,003 in 1998                   60,032         60,032
  Capital in excess of par value                25,625,072     25,637,881
  Treasury stock (common), at cost;
    81 shares in 1999 and 10,190 shares
    in 1998                                           (919)       (95,968)
  Accumulated other comprehensive loss             (15,625)       (21,874)
  Accumulated deficit                          (18,548,949)   (21,468,333)

    Total shareholders' interest                 7,180,286      4,172,413

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,959,021   $  6,301,864

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 1999, 1998 and 1997

                                       1999         1998          1997
Revenues:
  Retained royalties               $ 3,463,176  $ 2,400,534   $ 1,935,041
  Revenues under service contracts
    and grants, including $4,947
    $101,281 and $142,216 from
    related parties in 1999, 1998
    and 1997, respectively             176,148      211,300       541,176
                                     3,639,324    2,611,834     2,476,217

Costs of technology management
  services, of which $36,612 was
  paid to related parties in 1997    2,014,572    2,087,234     2,727,540
General and administration expenses,
  of which $4,800, $6,504 and $40,882
  were paid to related parties in
  1999, 1998 and 1997, respectively  1,133,219    1,606,503     1,534,568
Contract settlement expense                 --      300,000            --
Restructuring charges                   70,000           --            --
                                     3,217,791    3,993,737     4,262,108
Operating income (loss)                421,533   (1,381,903)   (1,785,891)

Gain on sale of investment
  in NovaNET Learning, Inc.          2,313,227           --            --
Interest income                        190,272      170,051       142,213
Interest expense                        (3,607)     (37,688)      (93,371)
Income (loss) related to
  equity method affiliates, net           (748)         182        58,325
Other income (expense), net            (41,337)      (8,852)       25,958

Income (loss) before minority
  interest                           2,879,340   (1,258,210)   (1,652,766)
Minority interest in losses of
  subsidiaries                          40,044       22,721        81,721
Net income (loss)                    2,919,384   (1,235,489)   (1,571,045)

Other comprehensive income (loss):
  Net unrealized holding gains
    (losses) on available-for-
    sale securities                      6,249      (11,194)       74,060
  Reclassification adjustment for
    realized gains included in
    net income (loss)                       --      (18,482)      (76,863)

Comprehensive income (loss)        $ 2,925,633  $(1,265,165)  $(1,573,848)

Net income (loss) per share:
  Basic and diluted                $      0.49  $     (0.21)  $     (0.27)

Weighted average number of common
  shares outstanding:
    Basic                            5,982,112    5,969,434     5,914,868
    Diluted                          6,009,701    5,969,434     5,914,868

                          See accompanying notes


                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Shareholders' Interest
                        For the years ended July 31, 1999, 1998 and 1997

                                                                                                         Accumulated
                              Preferred Stock                                                               Other
                             Shares                Common Stock     Capital in                          Comprehensive
                           issued and            Shares             excess of     Treasury Stock           Income     Accumulated
                           outstanding  Amount   issued    Amount   par value   Shares held   Amount       (Loss)       Deficit
Balance - July 31, 1996       2,427    $60,675  5,925,829  $59,258  $24,993,926   (25,000)  $(174,713)  $   10,605   $(18,661,799)
  Exercise of common
    stock options. . . . .                         14,000      140       92,642
  Exercise of common
    stock warrants . . . .                          6,000       60       38,190
  Stock issued under 1996
    Directors' Stock
    Participation Plan . .                          6,000       60       59,940
  Stock issued under
    Employees' Common
    Stock Retirement Plan.                                               29,998     9,654      76,202
  Grant of warrants to
    consultants. . . . . .                                                3,410
  Other comprehensive income:
    Net change in unrealized
      holding gains (losses)
      on available-for-sale
      securities . . . . .                                                                                  (2,803)
  Net loss . . . . . . . .                                                                                             (1,571,045)

Balance - July 31, 1997       2,427     60,675  5,951,829   59,518   25,218,106   (15,346)    (98,511)       7,802    (20,232,844)
  Exercise of common
    stock options. . . . .                         33,358      333      243,684    (6,438)    (73,033)
  Exercise of common
    stock warrants . . . .                          6,000       61       28,265
  Stock issued under 1996
    Directors' Stock
    Participation Plan . .                         12,006      120      101,130
  Stock issued under
    Employees' Common
    Stock Retirement Plan.                                               24,423    11,594      75,576
  Grant of warrants to
    consultants. . . . . .                                               22,273
  Other comprehensive income:
    Net change in unrealized
      holding gains (losses)
      on available-for-sale
      securities.. . . . .                                                                                 (29,676)
  Net loss . . . . . . . .                                                                                             (1,235,489)

Balance - July 31, 1998       2,427     60,675  6,003,193   60,032   25,637,881   (10,190)    (95,968)     (21,874)   (21,468,333)
  Exercise of common
    stock options. . . . .                                                  (48)   11,500      48,578
  Stock issued under 1996
    Directors' Stock
    Participation Plan . .                                              (22,683)   10,625      74,147
  Stock issued under
    Employees' Common
    Stock Retirement Plan.                                               (1,818)   13,384      81,704
  Grant of warrants to
    consultants. . . . . .                                               11,740
  Other comprehensive income:
    Net change in unrealized
      holding gains (losses)
      on available-for-sale
      securities . . . . .                                                                                   6,249
  Purchase of treasury
    stock. . . . . . . . .                                                        (25,400)   (109,380)
  Net income . . . . . . .                                                                                              2,919,384
  Balance - July 31, 1999.    2,427    $60,675  6,003,193  $60,032  $25,625,072       (81)  $    (919)  $  (15,625)  $(18,548,949)

                                       See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1999, 1998 and 1997

                                       1999         1998          1997
Cash flow from operating
  activities:
  Net income (loss)                $ 2,919,384  $(1,235,489)  $(1,571,045)

  Noncash items included in
    net income (loss):
    Depreciation and
      amortization                     201,277      233,657       383,622
    Equity method affiliates               748         (182)      (58,325)
    Minority interest                  (40,044)     (22,721)      (81,721)
    Directors' stock and
      stock retirement plan
      accruals                         140,101      175,004       183,700
    Contract settlement accrual             --      300,000            --
    Amortization of discount
      on purchase obligation             3,607       37,688        91,338
    Other noncash items                 51,784       67,078       (17,707)
  Gain on sale of investment in
    NovaNET Learning, Inc.          (2,313,227)          --            --
  Other                                     21      (11,994)           19
  Net changes in various
    operating accounts:
      Receivables                     (184,109)     (87,902)     (316,005)
      Prepaid expenses and other
        current assets                  (3,391)     (24,243)       15,289
      Accounts payable and
        accrued liabilities           (150,068)     139,275       474,123

Net cash flow from
  operating activities                 626,083     (429,829)     (896,712)

Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (46,480)     (24,433)     (160,002)
  Proceeds from sales of:
    Available-for-sale securities                 1,500,000     4,550,000
    Other short-term investments                         --     1,188,784
  Directors' escrow account                 --           --       325,000
  Purchases of short-term
    investments                     (2,928,188)  (1,278,420)   (4,494,300)
  Proceeds from sales of
    investments in:
    NovaNET Learning, Inc.           2,472,602           --            --
    Equine Biodiagnostics, Inc.        198,850           --            --
  Investments in affiliates and
    subsidiaries, net                    7,988      (13,674)       58,437
Net cash flow from
  investing activities                (295,228)     183,473     1,467,919

                                (continued)
                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 1999, 1998 and 1997
                                (Continued)

                                       1999         1998          1997

Cash flow from financing
 activities:

  Proceeds from exercise of
    stock options and warrants          48,530      199,310       131,032
  Proceeds from minority's in-
    vestment in subsidiary's
    common stock                            --           --        35,000
  Purchases of treasury stock         (109,380)          --            --
  Repayment of purchase
    obligation                        (300,993)    (550,567)     (483,440)
Net cash flow from financing
  activities                          (361,843)    (351,257)     (317,408)

Net (decrease) increase in cash
  and cash equivalents                 (30,988)    (597,613)      253,799
Cash and cash equivalents,
  beginning of year                    216,826      814,439       560,640
Cash and cash equivalents, end
  of year                          $   185,838  $   216,826   $   814,439

                          See accompanying notes


    COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. (CTT) and its majority-owned subsidiar-ies (the Company). CTT's majority-owned subsidiaries are University Science, Engineering and Technology, Inc. (USET), Competitive Technologies of PA, Inc. (CTT-PA), Competitive Technologies of Ohio, Inc. (CTT-OH), University Optical Products Co. (UOP), Genetic Technology Management, Inc. (GTM), UPAT Services, Inc. (USI) and Vector Vision, Inc. (VVI). Intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

    Certain accounts have been reclassified to conform with the presentation in financial statements for fiscal 1999.

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

    Grant revenues, which are nonrefundable except under certain conditions (see Note 13), are recognized in the period grant funds are received.

    Expenditures made in connection with evaluating the marketability of inventions, patenting inventions, licensing patented inventions and enforcing patents are charged to operations as incurred.

Cash Equivalents

    Cash equivalents include only highly liquid investments purchased with maturity dates of three months or less when purchased.

    The Company's bank and investment accounts are maintained with two financial institutions. The Company's policy is to monitor the financial strength of these institutions on an ongoing basis.

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

Intangible Assets Acquired

    Intangible assets acquired in connection with the acquisition of USET comprise principally licenses and patented technologies recorded at their estimated fair value at acquisition on January 31, 1996. That value is being amortized on a straight-line basis over their estimated remaining lives (approximately 13 years from the date acquired).

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

Stock-Based Compensation

    The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and discloses the pro forma effects that fair value accounting would have on net income and earnings per share. The Company charges operations for the fair value of stock options or other equity instruments issued to nonemployee providers of goods and services in the period they provide goods or services.

Impairment of Long-lived Assets

    The Company reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective August 1, 1998. This Statement established standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes, net of tax, in shareholders' interest that result from recognized transactions and other economic events of the period other than transactions of shareholders in their capacities as shareholders.

Segment Information

    Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement replaced the industry segment approach with the management approach for determining reportable segments. The management approach is that basis on which management of the Company makes operating decisions and assesses performance. The Company operates in a single reportable segment under either approach.

Future Impact of Adopting Recently Issued Accounting Pronouncements

    In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt this Statement on August 1, 2000. The Company does not expect adoption to have a material effect on its financial statements.

 2.  INVESTMENTS IN AFFILIATES

    CTT accounted for its 33.7% investment in Knowledge Solutions, Inc. (KSI) on the equity method at July 31, 1999 and 1998. KSI stock is not publicly traded and there is no quoted market price for its stock. In July, 1999, KSI's shareholders authorized its dissolution. At July 31, 1999, CTT's carrying value for this investment was zero. CTT will receive no distribution from KSI's dissolution.

    At July 31, 1998, CTT owned 37.5% of the outstanding common stock of Equine Biodiagnostics, Inc. (EBI) and accounted for its investment in EBI on the equity method. EBI stock is not publicly traded and there is no quoted market price for its stock. During fiscal 1999, CTT sold its investment in EBI for $198,850 in cash. This selling price was also CTT's carrying value for this investment. No gain or loss was recognized on the sale.

    Effective May 28, 1999, CTT sold its 14.5% interest in NovaNET Learning, Inc. (NLI) for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995, through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT recognized a gain of $2,313,227 in its fiscal quarter ended July 31, 1999. Capital loss carryforwards sheltered the gain from Federal and state income taxes.

    CTT's 13.3% voting interest in Innovation Partners International, k.k. (IPI) is accounted for under the cost method. IPI stock is not publicly traded and there is no quoted market price for its stock.

 3. RECEIVABLES

    Receivables comprise:

                               July 31,     July 31,
                                 1999         1998

    Royalties                 $1,649,713   $1,444,014
    Other                         76,333       47,923
                              $1,726,046   $1,491,937

 4.  SHORT-TERM INVESTMENTS

      The components of the Company's available-for-sale securities were as follows (in thousands):

                                Gross          Gross
                Aggregate     Unrealized     Unrealized
Security Type   Fair Value  Holding Gains  Holding Losses  Cost Basis

At July 31, 1999:
  Equity
  Securities      $  39        $  --          $  16         $  55
At July 31, 1998:
  Equity
  Securities      $  33        $  --          $  22         $  55

    At July 31, 1999 and 1998, the Company also had invested
$5,312,648 and $2,384,460, respectively, in money market funds and Eurodollar funds (U.S. dollar denominated deposits in a bank located outside the United States).

    For the years ended July 31, 1998 and 1997, respectively, proceeds from the sale of available-for-sale securities were $1,500,000 and $4,550,000 which resulted in gross realized gains of $18,482 in 1998 and $76,863 in 1997. The Company computes realized gains based on specific identification.

    Because the Company has capital loss carryforwards, no tax effect is reported on the Company's unrealized gains on securities reported in other comprehensive income (loss).

 5. PROPERTY AND EQUIPMENT

    Property and equipment comprise:

                                           July 31,      July 31,
                                             1999          1998

    Equipment and furnishings, at cost    $  263,960    $  281,265
    Leasehold improvements, at cost           55,196        55,196
                                             319,156       336,461

    Accumulated depreciation
      and amortization                      (164,067)     (165,247)
                                          $  155,089    $  171,214


    Depreciation expense was $62,605, $81,516 and $76,065 in 1999, 1998, and 1997, respectively.

 6. ACCRUED LIABILITIES

    Accrued liabilities were:

                                           July 31,      July 31,
                                             1999          1998

    Royalties payable                     $1,072,704    $  982,111
    Accrued compensation                     172,587       117,005
    Accrued contract settlement                   --       300,000
    Deferred revenues                        153,741        99,160
    Other                                    269,717       296,466
                                          $1,668,749    $1,794,742

 7. INCOME TAXES

     The income tax provision for fiscal 1999 has been fully offset by utilizing operating and capital loss carryforwards. Prior years' loss carryforwards were previously offset by a valuation allowance.

     Components of the Company's net deferred tax assets are (in thou-sands):

                                         July 31,     July 31,
                                           1999         1998

     Net operating loss carryforwards    $ 5,584      $ 5,738
     Net capital loss carryforwards          368          860
     Installment receivable from
       sale of discontinued operation      1,410        1,410
     Other, net                             (271)         228
       Net deferred tax assets             7,091        8,236
     Valuation allowance                  (7,091)      (8,236)
     Net deferred tax asset              $    --      $    --

     At July 31, 1999, the Company had Federal net operating loss carryforwards of approximately $16,423,000 which expire from 2000
($3,556,000 in 2000) through 2013.

 8.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at CTT's option.

Stock-based Compensation Plans

     At July 31, 1999, CTT had stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee stock option plans. The compensation cost that has been charged against income for each of its 1996 Directors' Stock Participation Plan, Directors' Stock Participation Plan, Common Stock Warrants and Employees' Common Stock Retirement Plan is reported below.

     Had compensation cost for CTT's employee stock option plans been determined based on the fair value at the grant dates for options awarded under those plans consistent with the fair value provisions of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                       For the Year Ended July 31,
                                   1999          1998          1997

Net income (loss)  As reported  $2,919,384   $ (1,235,489)  $(1,571,045)
                   Pro forma    $2,784,168   $ (1,305,996)  $(1,759,008)
Basic and diluted
  earnings         As reported  $     0.49   $      (0.21)  $     (0.27)
  per share        Pro forma    $     0.46   $      (0.22)  $     (0.30)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                   For the Year Ended July 31,
                                 1999          1998         1997

Dividend yield                   0.0%          0.0%         0.0%
Expected volatility             51.0%         42.1%        43.4%
Risk-free interest rates         4.9%          6.0%         6.1%
Expected lives                  4 years       4 years      5 years

     The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

Employee Stock Option Plans

     CTT has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options may be granted at an exercise price not less than the fair market value of the optioned stock on the grant date and terminate ten years after the grant date if not terminated earlier. Nonqualified stock options may be granted at an exercise price not less than 85% of the fair market value of the optioned stock on the grant date. Options granted before July 31, 1997, generally became exercisable six months after the grant date and terminate ten years after the grant date if not terminated earlier. Options granted during fiscal 1998, vest 25%, 25% and 50% after one, two and three years, respectively. Options granted since July 31, 1998 vest 50% immediately and 25% and 25% after one and two years, respectively. For nonqualified stock options, the differ-ence between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding.

     The following information relates to the stock option plan which expires December 31, 2000:

                                         July 31,     July 31,
                                           1999         1998

Common shares reserved for
  issuance on exercise of options        547,888       559,388
Shares available for future
  option grants                           43,346        81,346

     On March 31, 1998, shareholders approved the 1997 Employees' Stock Option Plan. Options granted under this plan may be either incentive stock options or nonstatutory options at an option price of not less than 100% of the fair market value of the stock at grant date. The maximum term of any option under the 1997 option plan is ten years from the grant date. No options may be granted after September 30, 2007.

                                         July 31,     July 31,
                                           1999         1998

Common shares reserved for
   issuance on exercise options          275,000      275,000
Shares available for future
   option grants                         225,000      275,000

     A summary of the status of CTT's Employee Stock Option Plans as of July 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                         1999               1998              1997
                         Weighted-          Weighted-         Weighted-
                         Average            Average           Average
                         Exercise           Exercise          Exercise
                 Shares  Price    Shares    Price   Shares    Price
Options
  outstanding,
  beginning
  of year        478,042  $ 9.39  460,900  $ 9.10   429,900  $ 9.08
Granted          124,000  $ 4.22  134,500  $10.88    66,500  $ 9.63
Forfeited             --  $   --  (39,000) $11.09    (2,500) $ 9.63
Exercised        (11,500) $ 4.22  (33,358) $ 7.32   (14,000) $ 6.63
Expired or
  terminated     (36,000) $ 9.94  (45,000) $10.92   (19,000) $12.42
Options
  outstanding,
  end of year    554,542  $ 8.30  478,042  $ 9.39   460,900  $ 9.10

Options
  exercisable
  at year-end    450,167  $ 8.61  382,542  $ 9.04   460,900  $ 9.10
Weighted-average
  fair value of
  options
  granted during
  the year       $  1.65            $3.05             $2.94

    The following table summarizes information about stock options outstanding at July 31, 1999:

                            Weighted-
    Range                    Average    Weighted-              Weighted-
      of                    Remaining   Average                Average
   Exercise       Number   Contractual  Exercise    Number     Exercise
    Prices     Outstanding    Life       Price    Exercisable    Price

$ 4.22-$ 9.875   358,542    5.38 years    $ 6.85    293,542     $ 7.37
$10.31-$11.875   196,000    4.07 years    $10.97    156,625     $10.93

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

     Under the terms of the Directors' Stock Participation Plan which expired in January, 1996, outside directors who served a full annual term were eligible to receive shares of common stock of CTT. The number of shares issuable each year to any director was the lesser of 2,000 shares or an aggregate fair market value of $10,000 on the date of issuance.

     In 1999, 1998 and 1997, CTT issued 10,625, 12,006, and 6,000 shares of common stock, respectively, to eligible directors. In 1999, 1998 and 1997, CTT charged to expense $60,215, $75,000 and $77,500, respectively, over the directors' respective periods of service.

Common Stock Warrants

     From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. In 1999, 1998 and 1997, CTT charged to expense the fair value of warrants to purchase 3,000, 11,500 and 15,000 shares, of its common stock, respectively, totalling $11,740, $22,273 and $3,410, respec-tively.

     A summary of the status of CTT's common stock warrants as of July 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                       1999              1998             1997

                         Weighted-         Weighted-        Weighted-
                          Average           Average          Average
                          Exercise          Exercise         Exercise
                  Shares    Price  Shares    Price   Shares   Price
Warrants
  outstanding,
  beginning
  of year         28,500  $ 10.01  34,000    $ 8.34  131,000  $ 7.95
Granted            3,000  $  9.00  11,500    $ 9.46   15,000  $10.38
Exercised             --       --  (6,000)   $ 5.44   (6,000) $ 6.38
Expired or
  terminated     ( 2,000) $(10.50)(11,000)   $ 6.74 (106,000) $ 8.26
Warrants
  outstanding,
  end of year     29,500  $  9.88  28,500    $10.01   34,000  $ 8.34

Warrants
  exercisable
  at year-end     29,500  $  9.88  25,500    $10.13   28,000  $ 7.87
Weighted-average
  fair value of
  warrants
  granted during
  the year         $3.91            $2.71              $2.27

The following table summarizes information about common stock warrants outstanding at July 31, 1999:

                              Weighted-
    Range                      Average    Weighted-              Weighted-
      of                      Remaining   Average                Average
   Exercise       Number     Contractual  Exercise    Number     Exercise
    Prices      Outstanding      Life       Price   Exercisable    Price

$9.00 - $11.094    29,500     1.31 years   $9.88      29,500       $9.88

                 Number     Warrant   Aggregate
                   of      Price per   Exercise    Expiration
Issued           Shares      Share      Price         Date

September 1996    3,000    $ 9.875    $   29,625   September 2001
November 1996     6,000    $10.500    $   63,000   October 1999
May 1997          6,000    $10.500    $   63,000   October 1999
August 1997       2,500    $11.094    $   27,735   August 2002
November 1997     6,000    $ 9.000    $   54,000   October 2000
May 1998          3,000    $ 9.000    $   27,000   April 2001
August 1998       3,000    $ 9.000    $   27,000   July 31, 2001
                 29,500               $  291,360

Employees' Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTT's common stock to the Plan. For the fiscal years ended July 31, 1999, 1998 and 1997 the Board authorized contributions of 13,384, 11,594, and 9,654 shares, respectively, valued at approximately $79,900, $100,000 and $106,200, respectively, based on year-end closing prices. CTT charged these amounts to expense in 1999, 1998, and 1997, respectively.

 9.  STOCK REPURCHASE PLAN

     In October, 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 25,400 shares of its common stock for $109,380 in cash between October, 1998, and July 31, 1999.

10.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service requirements. Eligible employees may contribute up to 15% of their annual compensation to this plan. The Company may also make discretionary matching contributions. During the years ended July 31, 1999, 1998 and 1997, the Company made no matching contributions.

 11.  REVENUES

     All of the Company's royalty revenues derive from its patent rights to various technologies. Although patents may be declared invalid, may not issue on patent applications, or may be rendered uncommercial by new or alternative technologies, the Company is not aware of any such circumstances specific to its portfolio of licensed technologies. In addition, licensees may not develop products incorporating the Company's patented technologies or they may be unsuccessful in obtaining governmental approvals required to sell such products. In such cases, except for minimum fees provided in certain license agreements, royalty revenues generally would not accrue to the Company.

     Approximately $972,000 (28%) of retained royalties (27% of total revenues) in 1999 was from several licenses of the Vitamin B12 assay. Approximately $542,000 of this total was from a licensee's change in its previously estimated royalties for the period from July, 1993 through July, 1998. Certain of these licensed patents expired in April, 1998 and in April, 1999. These expiring licenses contributed approximately $137,000 (4%) of total retained royalties in fiscal 1999. The remaining Vitamin B12 assay licenses are expected to expire in May, 2001.

     Retained royalties in 1999 included $661,500 (19% of retained royalties and 18% of total revenues) from a paid-up, non-exclusive, worldwide, field-of-use limited license granted to an unrelated foreign corporation in November, 1998, on an encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee paid all the agreed milestone payments.

     Retained royalties for 1999, 1998 and 1997, include $1,094,415 $192,433 and $225,233, respectively, from foreign licensees. The 1999 foreign royalties include the $661,500 from the paid-up license noted above.

12.  NET INCOME (LOSS) PER SHARE

     The following table sets forth computations of basic and diluted net income (loss) per share.

                                     For the Year Ended July 31,
                                    1999         1998         1997
Net income (loss)
  applicable to common stock:
    Basic and diluted:           $2,919,384  $(1,235,489) $(1,571,045)

Weighted average number of
  common shares outstanding       5,982,112    5,969,434    5,914,868

Effect of dilutive securities:
  Stock options                      27,589           --           --
  Stock warrants                         --           --           --

Weighted average number of
  common shares outstanding
  and dilutive securities         6,009,701    5,969,434    5,914,868

Net income (loss) per
  share of common stock:
    Basic and diluted            $     0.49  $     (0.21) $     (0.27)

     At July 31, 1999, 1998 and 1997, respectively, options and warrants to purchase 449,042, 506,542 and 494,900 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     In November, 1996, CTT relocated its principal executive office to Fairfield, Connecticut under a lease which expires December 31, 2001. CTT has the option to extend the lease for an additional five years.

     At July 31, 1999, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

     For the years ending July 31:

       2000                                $  212,489
       2001                                   204,931
       2002                                    84,375
     Total minimum payments
       required                            $  501,795


     Total rental expense for all operating leases was:

                                 1999         1998         1997

Minimum rentals               $ 195,602    $ 219,265    $ 148,603
Less: Sublease rentals          (29,356)     (25,323)     (27,449)

                              $ 166,246    $ 193,942    $ 121,154

     The lessor of CTT's office space during fiscal 1997 (through
November, 1996) was a partnership comprising four former officers of CTT.

Contract Settlement Obligation

     The Company's former President and Chief Executive Officer, whose employment contract ran through July 31, 1999, resigned his employment with the Company to pursue other opportunities. In connection with his resignation, the Company accrued contract settlement costs of $300,000 in the fourth quarter of fiscal 1998. The Company paid all settlement costs, totalling $298,000, during the year ended July 31, 1999.

Other Obligations

     The Company also has employment contracts with two of its officers from January, 1997 through January, 2000 with aggregate minimum compensation of $262,000 per year.

     CTT-PA and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT-PA is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized. During fiscal 1999, CTI-PA charged $3,188 in related royalty expenses to operations. No other such expenses were charged in any prior years.

     In connection with Renova litigation settled in June, 1992, CTT incurred approximately $67,000 of contingent legal fees. CTT agreed to pay one-half of proceeds received from settlement of the related litigation, if any, to a limit of three times the contingent fees incurred (approximately $202,000). Through July 31, 1999, CTT had paid cumulative contingent legal fees of $166,418, of which $44,098, $45,494 and $30,417 were charged to operations in 1999, 1998 and 1997, respectively.

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a/ LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., The University of Colorado, The Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved an idea by professors at the University of Colorado that improved Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. If the judgment is affirmed in full upon appeal, the Company expects its share to be approximately $5.2 million. The Company has recorded no potential judgment proceeds in its financial statements to date. The case is currently pending on appeal in the Federal Circuit Court of Appeals. Oral arguments were heard on December 7, 1998. There can be no assurance that plaintiffs will prevail on appeal, nor can the Company predict the amount of the judgment, if any, that may ultimately be entered following the appeal.

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

     CTT recognized other expenses from continuing operations of $41,337, $29,334, and $50,905 in 1999, 1998 and 1997, respectively, for legal expenses related to the suit described in the following paragraph.

     In November, 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and one current and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur later in calendar 1999 or 2000. Through July 31, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

14.  RELATED PARTY TRANSACTIONS

     During 1997, CTT incurred charges of approximately $41,000 for consulting services provided by a former chief executive officer who was also a director.

     CTT-PA earned approximately $5,000, $101,000 and $142,000 in 1999, 1998 and 1997, respectively, from contracts with Lehigh
University, which owns 20% of the outstanding common stock of CTT-PA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.


                               PART III

Item 10.     Directors and Executive Officers of the Registrant

   The following table sets forth information with respect to each director and executive officer of the registrant according to informa-tion furnished to the registrant by him:

Name, Age and          Principal Occupation
Positions Currently    During Past Five                  Director of
Held with              Years; Other Public               Registrant
Registrant             Directorships                     Since

George C.J. Bigar,     Professional Investor.            December,
  42, Director                                           1996

Samuel M. Fodale,      President, Central Maintenance    October, 1998
  56, Director         Services, Inc. (a service and
                       warehousing corporation serving
                       the automobile industry).

Frank R. McPike, Jr.   President and Chief Operating     February, 1999
  50, President, Chief Officer of the registrant since
  Operating Officer,   October, 1998; Interim Chief
  Treasurer, Chief     Executive Officer of the
  Financial Officer    registrant from August to
  and Director         October, 1998; Secretary of the
                       registrant from August, 1989 to
                       February, 1999; Treasurer of the
                       registrant since July, 1988;
                       Vice President, Finance and
                       Chief Financial Officer of the
                       registrant since December, 1983;
                       Director of the registrant from
                       July, 1988 to March, 1998, and
                       since February, 1999

Charles J. Philippin   A member of the management        June, 1999
  49, Director         committee of Investcorp Inter-
                       national, Inc. (a global
                       investment group that acts as a
                       principal and intermediary in
                       international investment
                       transactions).  Director of
                       Saks Incorporated, CSK Auto
                       Corporation, Nations Rent,
                       Inc., Harborside Healthcare
                       Corporation, Werner Holding
                       Co. (DE), Inc. and Falcon
                       Building Products, Inc.

John M. Sabin,         Business consultant since         December, 1996
  45, Director and     September 1999; Executive
  Chairman of the      Vice President and Chief
  Board of Directors   Financial Officer of
                       Hudson Hotels Corporation
                       (a limited service hotel
                       development and management
                       company) May, 1998 to September,
                       1999; Senior Vice President and
                       Treasurer, Vistana, Inc. (a
                       developer of vacation timeshares)
                       February, 1997 to May, 1998; Vice
                       President, Finance, Choice Hotels
                       International, Inc. October, 1996
                       to February, 1997; Vice President-
                       Mergers and Acquisitions, Choice
                       Hotels International, Inc. June,
                       1995 to October, 1996; Vice
                       President-Finance and Assistant
                       Treasurer, Manor Care, Inc. and
                       Choice Hotels International, Inc.
                       December, 1993 to October, 1996;
                       Vice President-Corporate Mergers
                       and Acquisitions, Marriott
                       Corporation, 1988 to December,
                       1993.  Director of Cysine, Inc.

        The terms of all officers of the registrant are until the first meeting of the newly elected Board of Directors following the forthcom-ing annual meeting of stockholders of the registrant and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. McPike has an employment contract with the registrant; this contract is described in
Item 11, Executive Compensation. There is no family relationship between any director or executive officer of the registrant.

Item 11.  Executive Compensation

Summary Compensation

     The following table summarizes the total compensation accrued, earned or paid by the registrant for services rendered during each of the fiscal years ended July 31, 1999, 1998 and 1997 to the Chief Executive Officer of the registrant and each of the other executive officers of the registrant who had annual compensation for the fiscal year ended July 31, 1999 in excess of $100,000 (the Specified Execu-tives):

                      SUMMARY COMPENSATION TABLE

                          Annual Compensation (A)

                                                      Long Term
                                                     Compensation
                                                        Awards

                                                      Securities   All Other
Name and Principal    Fiscal                          Underlying   Compensation
Position               Year    Salary ($)  Bonus ($)   Options (#)     ($)

Frank R. McPike, Jr.   1999    179,200          --           --      16,422 (B)
  President, Chief     1998    167,000          --       20,000      17,460 (B)
  Operating Officer    1997    167,712      12,000       12,000      14,320 (B)
  and Chief Financial
  Officer

George M. Stadler,     1999         --          --           --          -- (C)
  formerly President   1998    197,000          --       20,000     318,245 (C)
  and Chief Executive  1997    197,808      18,000       20,000      15,105 (B)
  Officer

(A) The aggregate amount of any perquisites or other personal benefits was less than 10% of the total of annual salary and bonus and is not included in the above table.

(B) Consists principally of amounts contributed for each executive officer to Competitive Technologies, Inc.'s Employees' Common Stock Retirement Plan. The registrant contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31 of each year. Also includes premiums paid for term life insurance policies (see below).

(C) In 1999, the registrant paid all settlement costs, totalling $298,000, which had been accrued in 1998. In 1998, includes $300,000 accrued in the fiscal quarter ended July 31, 1998, to settle Mr. Stadler's employment contract which ran until July 31, 1999. On October 15, 1998, Mr. Stadler resigned from all positions with the registrant. See Employment Agreements below. Also includes amounts contributed for Mr. Stadler to Competitive Technologies, Inc.'s Employees' Common
     Stock Retirement Plan. The registrant contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31, 1998. Also includes premiums paid for term life insurance policy (see below).

Option Grants

     There were no option grants to the Specified Executives during the fiscal year ended July 31, 1999.

Option Exercises and Year End Value

     The following table summarizes stock options held by the Specified Executives at the end of the fiscal year ended July 31, 1999:

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

Frank R. McPike, Jr.   None        --      68,542/15,000      N/A / N/A
George M. Stadler      None        --     190,000/0           N/A / N/A

Employment Agreements

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

     On October 15, 1998, Mr. Stadler and the registrant entered into a Voluntary Release and Exit Agreement under which Mr. Stadler resigned from his employment, positions, offices and directorships with the registrant, including his employment under an employment contract dated August 1, 1995 which had provided for a term of employment through July 31, 1999. The Voluntary Release and Exit Agreement provided, among other things, that (i) the registrant continue to pay Mr. Stadler his base salary at the rate of $197,000 per year through July 31, 1999; (ii) the registrant pay Mr. Stadler the gross sum of $25,000 to cover unused vacation pay; (iii) the registrant pay the costs of outplacement assistance for Mr. Stadler up to six months at up to $2,000 per month;
(iv) the registrant make payments in connection with maintenance of health, life and dental insurance and car expenses through July 31, 1999; and (v) 190,000 vested options held by Mr. Stadler under the registrant's stock option plans remain vested and exercisable though July 31, 2001.

Other Arrangements

     The registrant provides term life insurance for certain of its officers. The policy amount in the event of death is $250,000 for Mr. McPike and $500,000 for Mr. Stadler. Premiums of $460 for Mr. McPike's policy in each of 1999, 1998 and 1997 were paid by the registrant and $1,245 for Mr. Stadler's policy in each of 1999 (accrued in contract settlement costs in fiscal 1998), 1998 and 1997.

     Through December 31, 1996, the registrant maintained a simplified employee pension (SEP) plan for its employees pursuant to the Internal Revenue Code. Effective January 1, 1997, the registrant established a 401-K plan. Under both the SEP plan and the 401-K plan, an eligible employee may elect a salary reduction up to 15% of his compensation as defined in the plan to be contributed by the registrant to the plan for the employee. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($10,000 for 1999 and 1998). For fiscal 1999, the registrant contribut-ed $10,000 each for Mr. McPike and Mr. Stadler.

     Effective August 1, 1990, the registrant adopted the Competitive Technologies, Inc. Employees' Common Stock Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified stock bonus plan under the Internal Revenue Code. All employees of the registrant are eligible to participate in the Retirement Plan. Annually, a committee of independent directors determines the number of shares of the registrant's Common Stock, if any, to be contributed to the Retirement Plan. These shares are allocated among participants employed on the last day of the year and who performed at least 1,000 hours of service during the year in proportion to their relative compensation in a manner that is integrated with the registrant's Social Security contribution on behalf of employees; that is, the contribution made with respect to compensation in excess of the Social Security wage base generally will be twice as large in proportionate terms as the contribution made with respect to compensation below that wage base. The registrant's contributions are held in trust with a separate account established for each participant.

     The maximum amount of registrant Common Stock that may be contrib-uted to the Retirement Plan in any year is the number of shares with a fair market value equal to 15% of that year's compensation reduced by the 401-K plan contributions made for Retirement Plan participants, but in no event more than 1% of the registrant's outstanding shares at the end of the previous year. There is no minimum or required contribution. The maximum number of shares that can be allocated to any individual participant's account in any year is the number of shares with a fair market value equal to the lesser of $30,000 or 25% of his compensation for that year reduced by his 401-K plan contributions.

     Participants become entitled to distributions of the vested shares allocated to their accounts upon disability, death or other termination of employment. Participants obtain a 100% vested interest in the shares allocated to their accounts upon completing 5 years of service with the registrant. If the Retirement Plan becomes top heavy as defined by the Internal Revenue Code, participants become 20% vested after 2 years of service, 40% vested after 3 years of service, 60% vested after 4 years of service, and 100% vested after 5 years of service.

     Registrant stock contributed to the Retirement Plan is held in the custody of the Retirement Plan's trustee, Webster Trust in New Britain, Connecticut. The trustee has the power to vote registrant shares owned by the Retirement Plan. For the fiscal years ended July 31, 1999 and 1998, the Board authorized a contribution of 13,384 and 11,594 shares, respectively. Shares allocated to Mr. McPike, the registrant's sole executive officer at July 31, 1999, under the Retirement Plan for the year ended July 31, 1999 were 2,674. See also Summary Compensation Table - "All Other Compensation" for dollar values ascribed to contribu-tions for Mr. McPike.

     The registrant has an incentive compensation plan pursuant to which an amount equal to 10% of the operating income of the registrant (defined and adjusted as provided in said plan) shall be credited each year to an incentive fund from which cash awards are to be made to key employees of the registrant by a committee, none of whose members is eligible to receive awards. Amounts may be credited to the incentive fund when the registrant earns operating income (as defined in said plan) for a fiscal year. In fiscal 1999, the registrant credited $46,837 to this incentive fund. No amounts were credited to this fund prior to fiscal 1999.

     The registrant has in effect a Key Employees' Stock Option Plan and a 1997 Employees' Stock Option Plan (the Option Plans) with respect to its Common Stock, $.01 par value, which provide for granting either incentive stock options under Section 422 of the Internal Revenue Code or nonqualified options. (Incentive options under both Option Plans and non-qualified options granted under the 1997 Employees' Stock Option Plan must be granted at not less than 100% of fair market value on the grant date. Nonqualified options under the Key Employees' Stock Option Plan may be granted at not less than 85% of fair market value on the grant date.) Stock appreciation rights may also be granted under the Key Employees' Stock Option Plan. In certain instances, stock options which are vested or become vested upon the happening of an event or events specified by the registrant's Stock Option Committee, may continue to be exercisable through up to 10 years after the date granted, irrespective of the termination of the optionee's employment with the registrant.

Director Compensation

     The registrant pays each director who is not an employee of the registrant or a subsidiary of the registrant $1,000 for each Board meeting attended (increased from $750 in April, 1999). Directors also receive $250 for attending each committee meeting that coincides with a Board meeting and $500 for attending a committee meeting that does not coincide with a Board meeting. Directors who participate in telephonic board and/or committee meetings are paid one half the fee for attending such meetings. The registrant reimburses directors for out-of-pocket expenses incurred to attend Board and committee meetings. In addition to meeting fees, the registrant pays outside directors an annual cash retainer of $7,500, ($5,000 for quarters before July 1, 1999) payable in quarterly installments.

     In August, 1999, the Board formed an executive committee with Mr. Bigar as chairman and provided that the registrant compensate him at the rate of $8,000 per month for two months due to the substantial commit-ment of time to be required of Mr. Bigar as chairman.

     The registrant has a 1996 Director's Stock Participation Plan pursuant to which, on the first business day of January from January 1997 through January 2006, the registrant issues, to each non-employee director who has been elected by the stockholders and has served at least one full year, a number of shares of the registrant's Common Stock equal to the lesser of (i) $15,000 divided by the per share fair market value of such stock on the issuance date, or (ii) 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year but prior to the January issuance date, the annual stock compensation described above would be payable in shares on a pro-rata basis up to the termination date. In January, 1999 an aggregate of 10,625 shares was issued under this plan (2,500 each to Messrs. Bigar, Michael G. Bolton (who resigned as a director effective September 30,
1999), Robert H. Brown, Jr., (who resigned as a director February 11,
1999) and Sabin and 625 shares to Mr. Fodale).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following information indicates the beneficial ownership of the registrant's Common Stock by each director and executive officer of the registrant and by each person known to the registrant to be the beneficial owner of more than 5% of the registrant's outstanding Common Stock. Such information has been furnished to the registrant by the indicated owners as of October 15, 1999 except as otherwise indicated in the footnotes.

Name (and Address if more
than 5%) of Beneficial            Amount Beneficially
Owners                            Owned (A)                Percent (B)

Directors and executive officer

George C.J. Bigar                    12,418                   --
Samuel M. Fodale                    162,325  (C)             2.7%
Frank R. McPike, Jr.                113,114  (D)             1.9%
Charles J. Philippin                  5,000                   --
John M. Sabin                         4,918                   --

All directors and executive
  officers as a group               297,775  (E)             4.9%

Additional 5% Owner

Dimensional Fund Advisors, Inc.     305,044  (F)             5.1%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

(A) Except as indicated in the notes which follow, the designated person or group has sole voting and investment power.
(B)  Percentages of less than 1% are not shown.
(C) Includes 99,100 shares of Common Stock held by Central Maintenance Services, Inc., 9,000 shares of Common Stock held by Missouri Recycling - St. Louis, Inc., 3,200 shares of Common Stock held by children and 2,000 shares held by spouse.
(D) Consists of 19,572 shares of Common Stock, plus 93,542 stock options deemed exercised solely for purposes of showing total shares owned by Mr. McPike. Includes 6,214 shares of Common Stock held by Webster Trust as Trustee under the registrant's Employees' Common Stock Retirement Plan, as to which Mr. McPike has shared investment power. Does not include 9,665 shares of Common Stock allocated to Mr. McPike under said Retirement Plan; Trustee has sole voting and investment power with regard thereto.
(E) Consists of 204,233 shares of Common Stock plus 93,542 stock options to purchase shares of Common Stock deemed exercised solely for purposes of showing total shares owned by such group.
(F) Information taken from Schedule 13G which states that the informa-tion is as of December 31, 1998 and shows sole voting and disposa-tive power as to 305,044 shares. The Schedule 13G states that all securities reported on the schedule are owned by advisory clients of Dimensional Fund Advisors, Inc. and Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such securities.

     At October 15, 1999, the stock transfer records maintained by the registrant with respect to its Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares.

     The following table sets forth information with respect to the common stock, $.001 par value per share, of University Optical Products Co. ("UOP"), a subsidiary of the registrant, beneficially owned by each director or executive officer of the registrant and by each person known to the registrant to be the beneficial owner of more than 5% of the registrant's outstanding Common Stock at October 15, 1999.

                                Shares of Common         Percent
       Name                     Stock of UOP (A)         of Class (B)

George C.J. Bigar                    None                    --
Samuel M. Fodale                     None                    --
Frank R. McPike, Jr.               14,000                    --
Charles J. Philippin                 None                    --
John M. Sabin                        None                    --
All directors and executive
  officers of the registrant
  as a group                       14,000                    --

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

     Not applicable.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 1999
     and 1998.                                               24-25

     Consolidated Statements of Operations for the
     years ended July 31, 1999, 1998 and 1997.                  26

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 1999, 1998 and 1997.                              27

     Consolidated Statements of Cash Flows for the
     years ended July 31, 1999, 1998 and 1997.               28-29

     Notes to Consolidated Financial Statements.             30-44

     All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

     A report on Form 8-K dated May 28, 1999 was filed to report under
     Item 2 a disposition of significant assets and under Item 7 certain pro forma financial information.

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

                                        COMPETITIVE TECHNOLOGIES, INC.
                                        (Registrant)


                                        By  S/ Frank R. McPike, Jr.
                                        Frank R. McPike, Jr.
                                        President, Chief Operating Officer,
                                        Chief Financial Officer, Director
                                        and Authorized Signer

Date: October 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                Title                    Date

GEORGE C. J. BIGAR*      Director                 )
George C. J. Bigar                                )
                                                  )
SAMUEL M. FODALE*        Director                 )
Samuel M. Fodale                                  )
                                                  )
S/ Frank R. McPike Jr.   President, Chief         )
Frank R. McPike, Jr.     Operating Officer,       )
                         Chief Financial          )  October 28, 1999
                         Officer (Principal       )
                         Financial and Accounting )
                         Officer), and Director   )
                                                  )
CHARELS J. PHILIPPIN*                             )
Charles J. Philippin     Director                 )
                                                  )
JOHN M. SABIN*           Director                 )
John M. Sabin                                     )
                                                  )
                                                  )
* By  S/ Frank R. McPike, Jr.                     )
     Frank R. McPike, Jr., Attorney-in-Fact       )


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

10.7     Asset Purchase Agreement among University
         Optical Products Co., Unilens Corp. USA, Uni-lens Optical Corp. and the registrant dated
         January 23, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended
         January 31, 1989 and hereby incorporated by reference.

10.8* Registrant's 1997 Employees' Stock Option Plan filed as Exhibit 4.3 to registrant's Registra-tion Statement on Form S-8, File Number 333-
         49095 and hereby incorporated by reference.

10.9     Asset Purchase Agreement between Unilens Corp.
         U.S.A. and University Optical Products Co.
         dated November 30, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended
         October 31, 1989 and hereby incorporated by reference.

10.10* Voluntary Release and Exit Agreement between registrant and George M. Stadler signed October
         15, 1998 filed as Exhibit 10.11 to registrant's
         Form 10-K for the year ended July 31, 1998 and hereby incorporated by reference.

10.11* Employment Agreement between registrant and Frank R. McPike, Jr. dated January 7, 1997 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 1997 and hereby incorporated by reference.

10.12    Settlement and Forbearance Agreement dated July
         15, 1993 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed as Exhibit 10.47 to registrant's Form 10-K for the year ended
         July 31, 1993 and hereby incorporated by refer-ence.

10.13 Stock Purchase Agreement dated July 15, 1993 among registrant, Unilens Corp. USA and Unilens
         Vision Inc. filed as Exhibit 10.48 to regi-strant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.14    Amendment and Modification Agreement dated
         September 27, 1993 among registrant, Unilens
         Corp. USA and Unilens Vision Inc. filed as
         Exhibit 10.49 to registrant's Form 10-K for the year ended July 31, 1993 and hereby incorporat-ed by reference.

10.15    Agreement for Purchase and Sale of Partnership
         Interests in USET Acquisition Partners, L.P.
         effective January 31, 1996 by and between UPAT
         Services, Inc., Texas Research and Technology
         Foundation and United Services Automobile
         Association filed as Exhibit 2.1 to regi-strant's Form 8-K dated January 31, 1996 and hereby incorporated by reference.

10.16    Lease agreement between registrant and The
         Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended July 31, 1996 and hereby incor-porated by reference.

11.1     Schedule of computation of earnings per share
         for the three years ended July 31, 1999.              58

21.1     Subsidiaries of the registrant.                       59

23.1     Consent of PricewaterhouseCoopers LLP.                60

24.1     Power of attorney.                                 61-62

27.1     Financial Data Schedule - EDGAR only.

* Management Contract or Compensatory Plan