Form 10-Q
period 1999-10-31
COMPETITIVE TECHNOLOGIES INC
filed 1999-12-14
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     October 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X .          No    .

Common Stock outstanding as of November 30, 1999 - 6,003,335 shares

Exhibit Index on sequentially numbered page 17 of 19.

                Page 1 of 19 sequentially numbered pages


            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       October 31, 1999 and July 31, 1999                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 1999 and 1998             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 1999                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 1999 and 1998             6

     Notes to Consolidated Financial Statements              7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         11-16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     16


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                    17

Item 6.   Exhibits and Reports on Form 8-K                     17

Signatures                                                     18


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    October 31, 1999 and July 31, 1999
                                (Unaudited)

                                               October 31,     July 31,
                                                  1999           1999
ASSETS

Current assets:
  Cash and cash equivalents                   $    100,265   $    185,838
  Short-term investments, at market              6,155,291      5,352,229
  Receivables, including $2,449 receivable
    from related parties in July                   555,181      1,726,046
  Prepaid expenses and other current assets        109,953        143,171
    Total current assets                         6,920,690      7,407,284

Property and equipment, at cost, net               153,428        155,089
Investments                                         91,304         91,307
Intangible assets acquired, principally
  licenses and patented technologies, net        1,270,673      1,305,341
    TOTAL ASSETS                              $  8,436,095   $  8,959,021

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $629
    payable to related parties in October $ 55,412 $ 109,986 Accrued liabilities, including $5,938
    payable to related parties in July           1,332,988      1,668,749
    Total current liabilities                    1,388,400      1,778,735

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      60,282         60,032
  Capital in excess of par value                25,729,031     25,625,072
  Treasury stock (common), at cost;
    18,506 and 81 shares
    in October and July,
    respectively                                  (107,070)          (919)
  Accumulated other comprehensive loss              (5,208)       (15,625)
  Accumulated deficit                          (18,690,015)   (18,548,949)

    Total shareholders' interest                 7,047,695      7,180,286

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  8,436,095   $  8,959,021

                         See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 1999 and 1998
                                (Unaudited)

                                                  1999           1998

Revenues:
  Retained royalties                          $   444,730    $   316,255
  Revenues under service contracts                126,097        103,059
                                                  570,827        419,314

Costs of technology management
  services                                        564,084        429,959

General and administration expenses,
  of which $27,557 and $1,200 were
  paid to related parties in 1999
  and 1998, respectively                          228,663        273,261
Restructuring charges                                  --         70,000
                                                  792,747        773,220
Operating loss                                   (221,920)      (353,906)

Interest income                                    81,123         42,618
Interest expense                                       --         (1,803)
Losses related to equity
  method affiliates                                    --           (250)
Other income (expense), net                          (269)        (2,107)

Net loss                                         (141,066)      (315,448)

Other comprehensive income:
  Net unrealized holding gains
    on available-for-sale securities               10,417         16,666

Comprehensive loss                            $  (130,649)      (298,782)

Net loss per share:
  Basic and diluted                           $     (0.02)         (0.05)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,002,640      5,990,979

                         See accompanying notes


                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                            For the three months ended October 31, 1999
                                            (Unaudited)

                                 Preferred Stock
                               Shares                Common Stock                                       Accumulated
                               issued                                Capital in                            Other
                               and                 Shares            excess of       Treasury Stock    Comprehensive Accumulated
                               outstanding Amount  issued    Amount  par value   Shares held   Amount  Income (Loss) Deficit
Balance - July 31, 1999            2,427   $60,675 6,003,193 $60,032 $25,625,072       (81) $    (919) $   (15,625)  $(18,548,949)
  Exercise of common stock
    options                                           25,000     250     105,250
  Stock issued under 1996
    Directors' Stock
    Participation Plan  . .                                               (1,291)    1,875     11,721
  Other comprehensive
    income:
    Net unrealized holding
      gains on available-
      for-sale securities .                                                                                 10,417
  Purchase of treasury
    stock . . . . . . .                                                            (20,300)  (117,872)
  Net loss .  . . . . .                                                                                                  (141,066)
  Balance - October 31, 1999       2,427   $60,675 6,028,193 $60,282 $25,729,031   (18,506) $(107,070) $    (5,208)  $(18,690,015)


                         See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 1999 and 1998
                                (Unaudited)

                                                    1999           1998
Cash flow from operating activities:
  Loss from operations                        $  (141,066)   $  (315,448)
    Noncash items included in
      loss from operations:
      Depreciation and amortization                51,549         49,500
      Equity method affiliates                         --            250
      Directors' stock and stock retirement
        plan accruals                              35,564         32,231
      Amortization of discount on purchase
        obligation                                     --          1,803
      Other noncash items                               3         11,742
    Net changes in various operating
      accounts:
      Receivables                               1,170,865      1,072,248
      Prepaid expenses and other current
        assets                                     33,218         33,567
      Accounts payable and accrued
        liabilities                              (415,469)       111,766
Net cash flow from operating activities           734,664        997,659

Cash flow from investing activities:
  Disposals (purchases) of property and
    equipment, net                                (15,220)         5,949
  Purchases of other short-term investments      (792,645)    (1,077,171)
  Proceeds from sales of investments in
    affiliates                                         --        198,850
Net cash flow from investing activities          (807,865)      (872,372)

Cash flow from financing activities:
  Proceeds from issuance of common stock, net     105,500             --
  Purchases of treasury stock                    (117,872)       (83,158)
Net cash flow from financing activities           (12,372)       (83,158)

Net (decrease) increase in cash and cash
  equivalents                                     (85,573)        42,129
Cash and cash equivalents, beginning
  of period                                       185,838        216,826
Cash and cash equivalents, end of period      $   100,265    $   258,955

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

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

2.   Net Loss Per Share

     The following table sets forth the computations of basic and diluted net loss per share.

                                                 Quarter
                                             ended October 31,
                                             1999        1998
Net loss applicable to common stock:
    Basic and diluted                  $ (141,066) $  (315,448)

  Weighted average number of common
    shares outstanding                  6,002,640    5,990,979
  Effect of dilutive securities:
    Stock options                              --           --
    Stock warrants                             --           --
  Weighted average number of common
    shares outstanding and dilutive
    securities                          6,002,640    5,990,979

Net loss per share of
  common stock:
    Basic and diluted                  $    (0.02) $     (0.05)

    At October 31, 1999 and 1998, respectively, options and warrants to purchase 647,042 and 499,542 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Short-term Investments

    On October 31, 1999, the Company's available-for-sale securities were as follows:

                             Accumulated    Accumulated
                                Other          Other
               Aggregate    Comprehensive  Comprehensive Cost
Security Type  Fair Value      Income          Loss      Basis

Equity
  Securities    $49,998        $    --        $ 5,208    $55,206

    For the quarters ended October 31, 1999 and October 31, 1998, there were no sales of available-for-sale securities. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the quarters ended October 31, 1999 and 1998 follows:

                                           Quarter ended
                                            October 31,
                                      1999                1998
Accumulated other
  comprehensive loss:
  Accumulated net unrealized
    holding losses on
    available-for-sale
    securities, beginning
    of period                      $ (15,625)          $ (21,874)

  Other comprehensive income:
    Holding gains arising
    during the period                 10,417              16,666

Accumulated other
  comprehensive loss               $  (5,208)          $  (5,208)

    No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwards.

4.  Receivables

    Receivables comprise:

                                   October 31,          July 31,
                                      1999                1999

     Royalties                     $  496,303          $1,649,713
     Other                             58,878              76,333
                                   $  555,181          $1,726,046

5.   Accrued Liabilities

     Accrued liabilities were:

                                   October 31,          July 31,
                                      1999                1999

     Royalties payable             $  882,494         $1,072,704
     Accrued compensation             173,351            172,587
     Deferred revenues                 38,193            153,741
     Other                            238,950            269,717
                                   $1,332,988         $1,668,749

6.   Contingencies

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and Competitive Technologies, Inc. ("CTT" or the "Company") (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched.
While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company is entitled to a share of the judgment. On November 19, 1999, the United States Court of Appeals for the Federal Circuit ("CAFC") vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. CTT's share of the vacated award would have been approximately $5.2 million. Among other findings, the CAFC ruled that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and then to determine whether damages should be awarded. The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. ("GTM"), its majority-owned subsidiary, University Optical Products Co. ("UOP"), and one current and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership ("OALP"). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA ("Unilens") violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 2000. Through October 31, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. As cash proceeds are received, CTT records a 4% commission expense payable to OALP, its joint venture partner.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition and Liquidity

     At October 31, 1999, cash and cash equivalents of $100,265 were $85,573 lower than cash and cash equivalents of $185,838 at July 31, 1999. Operating activities provided $734,664, investing activities used $807,865 and financing activities used $12,372.

     In addition, Competitive Technologies, Inc. ("CTT") and its majority-owned subsidiaries ("the Company") held $6,155,291 in short-term investments at October 31, 1999. These investments are available for the Company's future operating, investing and financing activities.

     The Company's net loss for the quarter ended October 31, 1999, included the following non-cash items: approximately
$52,000 of depreciation and amortization and approximately
$36,000 of accrued expenses.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable decreased approximately $1,153,000 and royalties payable decreased approximately $190,000. The changes in royalties receivable and payable reflect the normal cycle of royalty collections and payments. In addition, the Company recognized approximately $119,000 of deferred revenues during the quarter ended October 31, 1999.

     During the three months ended October 31, 1999, the Company purchased approximately $793,000 of other short-term investments.

     During the quarter ended October 31, 1999, the Company received approximately $106,000 from stock options exercised to purchase common stock.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 20,300 shares of its common stock for $117,872 in cash in the quarter ended October 31, 1999. Since October 1998, the Company has repurchased 45,700 shares of its common stock for a total of $227,252.

     The Company is contractually required to pay certain persons specified percentages of Renovar royalties received. At October
31, 1999, the remaining amount of such contingent payments was $24,757.

     At October 31, 1999, the Company had no outstanding commit ments for capital expenditures.

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

     The Company does not believe inflation had a significant impact on its operations during fiscal 2000 or 1999 or that it will have a significant impact on operations during the next twelve-month operating period.

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999, properly and accurately. The Company has modified, upgraded or replaced previously noncompliant computer systems. The Company has tested its significant systems and management is confident that they will function as required after December 31, 1999. Management believes the greatest risk to the Company would be if its licensees were to be unable to make their licensed products Year 2000 compliant or to report their respective royalties. Accordingly, the Company requested that its licensees confirm that the Year 2000 computer issue will not prevent them from producing or reporting royalties after December 31, 1999. Based on licensees' responses and other information reported by licensees, management does not expect the Year 2000 issue to have a material effect on royalty revenues. The Company has also received confirmation from its banks and other critical vendors that their computer systems are Year 2000 compliant. Management estimates that it cost approximately $26,000 to address these Year 2000 issues, including normally recurring costs to keep its computer systems current. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

     Vector Vision, Inc. ("VVI"), CTT's 52.4% owned subsidiary, is operationally inactive. The Company, the inventor and others supported VVI's video compression software development activities in the past. Certain of VVI's proprietary technology has been accepted in a portion of the MPEG-4 standard, an international standard for low bandwidth applications such as video teleconferencing, video databases and wireless video access.

     In connection with the case that involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of any judgment awarded to the University of Colorado. On November 19, 1999, the United States Court of Appeals for the Federal Circuit ("CAFC") vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. The CAFC decided that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and determine whether damages should be awarded. The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Note 6 to the accompanying financial statements and Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.)

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

     At October 31, 1999, the Company had $6,255,556 in cash, cash equivalents and short-term investments. Royalties payable, net of royalties receivable were $386,191. Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activities.
However, expansion of the Company's business is subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended October 31, 1999 vs.
Three Months Ended October 31, 1998

     Total revenues for the quarter ended October 31, 1999, were $151,513 (36%) higher than for the quarter ended October 31, 1998.

     Retained royalties for the quarter ended October 31, 1999, were $128,475 (41%) higher than for the quarter ended October 31, 1998. In the first quarter of fiscal 2000, revenues from homocysteine licenses were approximately $59,000 lower than in the first quarter of fiscal 1999. This decrease resulted partially from a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a suit against the sublicensee as detailed above and in footnote 6 to the accompanying financial statements. Royalty revenue fluctuations also reflect new license issue fees and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Revenues under service contracts for the quarter ended October 31, 1999, were $23,038 (22%) higher than for the quarter ended October 31, 1998. This increase reflects lower revenues from service contracts for domestic corporate clients more than offset by higher revenues from a nonrecurring government contract. The Company earned approximately $119,000 on two contracts, one for a government agency and one for a domestic start-up corporation, in the fiscal 2000 quarter. The Company earned substantially all of the revenues from contract services to domestic corporations in the fiscal 1999 quarter, including a one-time fee for assisting a start-up company to obtain equity financing. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the quarter ended October 31, 1999, were $792,747. This was $19,527 (3%) higher than for the quarter ended October 31, 1998. The Company incurred higher charges for direct costs related to service contracts, personnel and related expenses and consultant's fees and expenses. These increases were partially offset by lower corporate legal expenses. In addition, the Company charged $70,000 for restructuring its operations in the quarter ended October 31, 1998. There was no similar charge in the quarter ended October 31, 1999.

     Costs of technology management services for the quarter ended October 31, 1999, were $134,125 (31%) higher than for the quarter ended October 31, 1998, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $86,000 higher in the fiscal 2000 first quarter than in the fiscal 1999 first quarter. Nearly all of this increase reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services. For the quarter ended October 31, 1999, higher patent litigation expenses were substantially offset by lower foreign patent costs and higher recoveries of foreign patent costs against university royalties.

     Costs related to service contracts were approximately $25,000 higher for the first quarter of fiscal 2000 than for the first quarter of fiscal 1999. This increase is due to direct costs related to services for a domestic start-up corporation.

     Costs associated with new client development for the first quarter of fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $23,000 higher than for the first quarter of fiscal 1999.

     General and administration expenses in the fiscal 2000 quarter were $44,598 (16%) lower than in the fiscal 1999 quarter.
Although consultant's fees and expenses were higher, the Company's efforts were concentrated more on its technology management services than on general and administrative functions.

     Restructuring charges of $70,000 in the quarter ended October 31, 1998, related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Management took these actions to reduce operating expenses and improve operating efficiency.

     The net effect of the $151,513 (36%) increase in operating revenues and the $19,527 (3%) increase in operating expenses was to reduce the Company's operating loss by $131,986 (37%) compared with the first quarter of fiscal 1999.

     Interest income in the first quarter of fiscal 2000 was higher than in the first quarter of fiscal 1999. For the first quarter of fiscal 2000, the Company's average invested balance was twice its average invested balance for the first quarter of fiscal 1999. However, its weighted average interest rate was approximately 0.27% per annum lower than for the first quarter of fiscal 1999. Interest expense in the fiscal 1999 quarter related to the debt incurred in acquiring USET.

     Other expenses for the quarters ended October 31, 1999, and 1998, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors.
This suit is more fully detailed in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. Further hearings in this case have been adjourned and are expected to occur in calendar 2000. Management is unable to estimate the related legal expenses it may incur in fiscal 2000. Unilens Corp. USA ("Unilens") made no payments in either quarter of fiscal 2000 or 1999. Since the Company carries this receivable at zero value, it will record any collections in the period collected. Through October 31, 1999, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has approximately $16,423,000 of Federal net operating loss carryforwards of which approximately $3,556,000 expire in fiscal 2000.

     The Company does not expect adoption of Statement of Financial Accounting Standards No. 133 to have a material effect on its financial statements. See Note 1 to Consolidated
Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1999, and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

Not applicable.


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The November 19, 1999, decision of the United States Court of Appeals for the Federal Circuit is more fully reported in Note
6 to the accompanying financial statements and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

          11.1 Schedule of computation of earnings per
          share for the three months ended
          October 31, 1999 and 1998.                      19

          27.1 Financial Data Schedule (EDGAR only).

B)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.
SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMPETITIVE TECHNOLOGIES,INC.
                                    (Registrant)

Date:  December 14, 1999         By:  S/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Operating
                                     Officer, Chief Financial
                                     Officer, Director and
                                     Authorized Signer