Form 10-Q
period 2000-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2000-03-16
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 2000

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

Common Stock outstanding as of March 6, 2000 - 6,108,447 shares

Exhibit Index on sequentially numbered page 21 of 33.

               Page 1 of 33 sequentially numbered pages


            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX

PART I.  FINANCIAL INFORMATION                                   Page
                                                                 No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       January 31, 2000 and July 31, 1999                       3

     Consolidated Statements of Operations for the
       three months ended January 31, 2000 and 1999             4

     Consolidated Statements of Operations for the
       six months ended January 31, 2000 and 1999               5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 2000                            6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 2000 and 1999               7

     Notes to Consolidated Financial Statements              8-11

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       12-19

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                   19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    20

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   20

Item 6.   Exhibits and Reports on Form 8-K                     21

Signatures                                                     21


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 2000 and July 31, 1999
                                (Unaudited)

                                               January 31,     July 31,
                                                  2000           1999
ASSETS

Current assets:
  Cash and cash equivalents                   $   124,663    $    185,838
  Short-term investments, at market             5,735,475       5,352,229
  Receivables, including $9,800 and $2,449
    receivable from related parties in
    January and July, respectively              2,202,184       1,726,046
  Prepaid expenses and other current assets        97,615         143,171
    Total current assets                        8,159,937       7,407,284

Property and equipment, net                       148,271         155,089
Investments                                        91,304          91,307
Intangible assets acquired, principally
  licenses and patented technologies, net       1,236,005       1,305,341

    TOTAL ASSETS                              $ 9,635,517    $  8,959,021

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $3,309 and
    $2,043 payable to related parties in
    January and July, respectively            $    89,562    $    109,986
  Accrued liabilities, including $5,938
    payable to related parties in July          1,878,503       1,668,749
    Total current liabilities                   1,968,065       1,778,735

Commitments and contingencies                          --              --

Shareholders' interest:
  5% preferred stock, $25 par value                60,675          60,675
  Common stock, $.01 par value                     60,663          60,032
  Capital in excess of par value               25,869,123      25,625,072
  Treasury stock (common), at cost;
    11,847 and 81 shares
    in January and July, respectively             (76,469)           (919)
  Accumulated other comprehensive income
    (loss)                                         14,750         (15,625)
  Accumulated deficit                         (18,261,290)    (18,548,949)

    Total shareholders' interest                7,667,452       7,180,286

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 9,635,517    $  8,959,021

                           See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 2000 and 1999
                                (Unaudited)

                                                 2000           1999
Revenues:
  Retained royalties                          $1,118,229     $  965,454
  Revenues under service contracts,
    including $9,800 from related
    parties in 2000                               27,840         27,820
                                               1,146,069        993,274
Costs of technology management
  services                                       512,236        460,942

General and administration expenses,
  of which $30,594 and $1,200 were
  paid to related parties in 2000
  and 1999, respectively                         352,150        300,884
                                                 864,386        761,826
Operating income                                 281,683        231,448

Interest income                                   82,552         42,115
Interest expense                                      --         (1,804)
Losses related to equity
  method affiliates                                   --           (498)
Other income (expense), net                       64,490        (32,427)

Net income                                       428,725        238,834

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities              84,448         (7,291)
  Reclassification adjustment for realized
    gains included in net income                 (64,490)            --

Comprehensive income                          $  448,683     $  231,543

Net income per share:
  Basic and diluted                           $     0.07     $     0.04

Weighted average number of common
  shares outstanding:
    Basic                                      6,009,531      5,975,286
    Diluted                                    6,039,908      6,006,466

                           See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 2000 and 1999
                                (Unaudited)

                                                  2000           1999
Revenues:
  Retained royalties                          $ 1,562,959    $ 1,281,709
  Revenues under service contracts
    including $9,800 from related
    parties in 2000                               153,937        130,879
                                                1,716,896      1,412,588
Costs of technology management
  services                                      1,076,320        890,901

General and administration expenses,
  of which $58,151 and $2,400 were
  paid to related parties in 2000
  and 1999, respectively                          580,813        574,145
Restructuring charges                                  --         70,000
                                                1,657,133      1,535,046
Operating income (loss)                            59,763       (122,458)

Interest income                                   163,675         84,733
Interest expense                                       --         (3,607)
Losses related to equity
  method affiliates                                    --           (748)
Other income (expense), net                        64,221        (34,534)

Net income (loss)                                 287,659        (76,614)

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities               94,865          9,375
  Reclassification adjustment for realized
    gains included in net income                  (64,490)            --

Comprehensive income (loss)                   $   318,034    $   (67,239)

Net income (loss) per share:
  Basic and diluted                           $      0.05    $     (0.01)

Weighted average number of common
  shares outstanding:
    Basic                                       6,006,086      5,983,132
    Diluted                                     6,036,385      5,983,132

                           See accompanying notes


                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                             for the six months ended January 31, 2000
                                            (Unaudited)

                           Preferred Stock                                                             Accumulated
                           Shares               Common Stock        Capital in                          Other
                           issued and           Shares              excess of      Treasury Stock       Comprehensive Accumulated
                           outstanding Amount   issued     Amount   par value    Shares held    Amount  Income (Loss) Deficit

Balance - July 31, 1999       2,427    $60,675  6,003,193  $60,032  $25,625,072      (81)  $   (919)  $   (15,625)  $(18,548,949)
  Exercise of common
    stock options                                  63,101      631      250,055   28,259    145,655
  Stock issued under
    1996 Directors'
    Stock Participation
    Plan . .                                                             (6,004)   9,375     55,340
  Other comprehensive
    income:
    Net unrealized holding
      gains (losses) on
      available-for-sale
      securities  . . . .                                                                                    94,865
    Reclassification
      adjustment .                                                                                        (64,490)
  Purchase of treasury
    stock. . .                                                                   (49,400)  (276,545)
  Net income  . . . . .                                                                                                  287,659
    Balance -
      January 31, 2000        2,427    $60,675  6,066,294  $60,663  $25,869,123  (11,847)  $(76,469)  $    14,750   $(18,261,290)

                                                See accompanying notes


                      PART I.  FINANCIAL INFORMATION  (Continued)


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 2000 and 1999
                                (Unaudited)

                                                  2000           1999
Cash flow from operating activities:
  Income (loss) from operations               $   287,659    $   (76,614)
    Noncash items included in income
      (loss) from operations:
      Depreciation and amortization               103,895         98,962
      Equity method affiliates                         --            748
      Directors' stock and stock retirement
        plan accruals                              63,411         74,266
      Amortization of discount on purchase
        obligation                                     --          3,607
      Other noncash items                               3         11,740
    Gain on sale of investment                    (64,490)            --
    Net changes in various operating accounts:
      Receivables                                (476,138)       (47,319)
      Prepaid expenses and other current
        assets                                     45,556         60,458
      Accounts payable and accrued
        liabilities                               175,255       (302,667)
Net cash flow from operating activities           135,151       (176,819)

Cash flow from investing activities:
  Purchases of property and equipment, net        (27,741)         5,850
  Purchases of other short-term investments      (394,827)            --
  Proceeds from sale of:
    Available-for-sale securities                 106,446             --
    Other short-term investments                       --        356,262
  Proceeds from sales of investments in
    affiliates                                         --        198,850
Net cash flow from investing activities          (316,122)       560,962

Cash flow from financing activities:
  Proceeds from exercise of stock options         396,341             --
  Purchases of treasury stock                    (276,545)       (86,385)
  Repayment of purchase obligation                     --       (300,993)
Net cash flow from financing activities           119,796       (387,378)

Net decrease in cash and cash equivalents         (61,175)        (3,235)
Cash and cash equivalents, beginning
  of period                                       185,838        216,826
Cash and cash equivalents, end of period      $   124,663    $   213,591

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

2.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                         Six months                 Quarter
                                      ended January 31,         ended January 31,
                                      2000         1999         2000        1999
Net income (loss)
  applicable to common stock:
    Basic and diluted             $  287,659   $  (76,614)  $  428,725  $   238,834

  Weighted average number of
    common shares outstanding      6,006,086    5,983,132    6,009,531    5,975,286
  Effect of dilutive securities:
    Stock options                     30,299           --       30,377       31,180
Weighted average number of common
    shares outstanding and
    dilutive securities            6,036,385    5,983,132    6,039,908    6,006,466

Net income (loss) per share of
  common stock:
    Basic and diluted             $     0.05   $    (0.01)  $     0.07   $     0.04

    At January 31, 2000 and 1999, respectively, options and warrants to purchase 463,042 and 473,542 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Short-term Investments

    On January 31, 2000, the Company's available-for-sale securities were as follows:

                             Accumulated    Accumulated
                                Other          Other
               Aggregate    Comprehensive  Comprehensive
Security Type  Fair Value      Income          Loss      Cost Basis

Equity
  Securities    $ 28,000       $ 14,750     $      --     $ 13,250

    For the quarter and six months ended January 31, 2000, proceeds from the sale of available-for-sale securities were $106,446 which resulted in gross realized gains of $64,490. For the quarter and six months ended January 31, 1999, there were no sales of available-for-sale securities. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the quarters and six months ended
January 31, 2000 and 1999 follows:

                                        Quarter ended     Six months ended
                                         January 31,        January 31,
                                       2000       1999      2000       1999
Accumulated other
  comprehensive income (loss):
  Accumulated net unrealized
    holding gains (losses) on
    available-for-sale securities,
    beginning of period             $ (5,208)  $ (5,208)  $(15,625)  $(21,874)

  Other comprehensive income:
    Holding gains (losses) arising
      during the period               84,448     (7,291)    94,865      9,375

    Reclassification adjustment
      for gains on sales of
      securities included in
      net income                     (64,490)        --    (64,490)       --

Accumulated other comprehensive
  income (loss)                     $ 14,750   $(12,499)   $14,750   $(12,499)

    No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwards.

4.  Receivables

    Receivables comprise:

                                   January 31                July 31,
                                      2000                     1999

     Royalties                     $2,143,362              $1,649,713
     Other                             58,822                  76,333
                                   $2,202,184              $1,726,046

5.   Accrued Liabilities

     Accrued liabilities were:

                                   January 31,               July 31,
                                      2000                     1999

     Royalties payable             $1,490,083                $1,072,704
     Accrued compensation             157,721                   172,587
     Deferred revenues                 26,465                   153,741
     Other                            204,234                   269,717
                                   $1,878,503                $1,668,749

6.   Contingencies

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and Competitive Technologies, Inc. (CTT or the Company) (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The District Court has ordered the parties to attempt to settle their claims before October 1, 2000. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company would have been entitled to a share of the judgment. On November 19, 1999, the United States Court of Appeals for the Federal Circuit (CAFC) vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. CTT's share of the vacated award would have been approximately $5.2 million. Among other findings, the CAFC ruled that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and then to determine whether damages should be awarded. On February 29, 2000, the District Court heard arguments on the plaintiffs' motion for judgment. The parties await the judgment of the District Court. The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. (GTM), its majority-owned subsidiary, University Optical Products Co. (UOP), and one current and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership (OALP). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA (Unilens) violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 2000. Through January 31, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.
As cash proceeds are received, CTT records a 4% commission expense payable to OALP, its joint venture partner.


             PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

     At January 31, 2000, cash and cash equivalents of $124,663 were $61,175 lower than cash and cash equivalents of $185,838 at July 31, 1999. Operating activities provided $135,151, investing activities used $316,122 and financing activities provided $119,796.

     In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company) held $5,735,475 in short-term investments at January 31, 2000. These investments are available for the Company's future operating, investing and financing activities.

     The Company's net income for the six-months ended January 31, 2000, included the following non-cash items: approximately $104,000 of depreciation and amortization and approximately $63,000 of accrued expenses.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable increased approximately $494,000 and royalties payable increased approximately $417,000. These changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. In addition, the Company recognized approximately $127,000 of deferred revenues during the six months ended January 31, 2000.

     During the six months ended January 31, 2000, the Company sold available-for-sale securities for proceeds of approximately $106,000 and purchased approximately $395,000 of other short-term investments.

     During the six months ended January 31, 2000, the Company received approximately $396,000 from stock options exercised to purchase common stock.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 49,400 shares of its common stock for approximately $277,000 in cash in the six months ended January 31, 2000. Since October 1998, the Company has repurchased 74,800 shares of its common stock for a total of approximately $386,000.

     The Company is contractually required to pay certain persons specified percentages of Renovar royalties received. At January 31, 2000, the remaining amount of this contingent payment obligation was $13,894.

     At January 31, 2000, the Company had no outstanding commitments for capital expenditures.

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

     In previous periods, the Company addressed the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999, properly and accurately. The Company modified, upgraded, or replaced previously noncompliant computer systems. The Company's significant systems have performed properly and accurately in the Year 2000. To the date of this report, the Company is not aware of any Year 2000 related problems affecting its licensees in making licensed products or in reporting royalties. Nor has the Company experienced any Year 2000 related problems in its transactions with banks or other critical vendors to the date of this report. Management estimates that it spent approximately $26,000 to address Year 2000 issues, including normally recurring costs to keep its computer systems current. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

     Vector Vision, Inc. (VVI), CTT's 52.4% owned subsidiary, is operationally inactive. The Company, the inventor and others supported VVI's video compression software development activities in the past. Certain of VVI's proprietary technology has been accepted in a portion of the MPEG-4 standard, an international standard for low bandwidth applications such as video teleconferencing, video databases and wireless video access.

     In connection with the case that involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of any judgment awarded to the University of Colorado.
On November 19, 1999, the United States Court of Appeals for the Federal Circuit (CAFC) vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. Among other findings, the CAFC ruled that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and then to determine whether damages should be awarded. On February 29, 2000, the District Court heard arguments on the plaintiffs' motion for judgment. The parties await the judgment of the District Court.
The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Note 6 to the accompanying financial statements and Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.)

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The District Court has ordered the parties to attempt to settle their claims before October 1, 2000. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     At January 31, 2000, the Company had $5,860,138 in cash, cash equivalents and short-term investments. Royalties receivable, net of royalties payable, were $653,279. Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activities. However, expansion of the Company's business is subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended January 31, 2000 (Second Quarter, Fiscal 2000) vs. Three Months Ended January 31, 1999
(Second Quarter, Fiscal 1999)

     The Company's $281,683 operating income and $428,725 net income for the second quarter of fiscal 2000 were $50,235 and $189,891 higher, respectively, than its operating income and net income for the second quarter of fiscal 1999.

     Total revenues for the quarter ended January 31, 2000, were $152,795 (15%) higher than for the quarter ended January 31, 1999.

     Retained royalties for the quarter ended January 31, 2000, were $152,775 (16%) higher than for the quarter ended January 31, 1999. Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $363,000 (166%) higher than in the second quarter of fiscal 1999. This increase includes a new license issue fee, a minimum royalty fee, and more than $350,000 in higher earned royalties based on licensees' sales of licensed products. In the second quarter of fiscal 2000, revenues from homocysteine licenses were approximately $55,000 lower than in the second quarter of fiscal 1999. This decrease resulted partially from a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a suit against the sublicensee as detailed above and in footnote 6 to the accompanying financial statements. In addition, the second quarter of fiscal 1999 included nearly $284,000 in retained royalty revenues from milestone payments on the encryption technology and $94,000 from a sublicensee's catch-up payment for previously withheld royalties; neither of these was repeated in the fiscal 2000 second quarter. Royalty revenue fluctuations also reflect changes in the timing of royalties reported by licensees, new license issue fees and in licensees' sales of licensed products.

     Revenues under service contracts for the quarter ended January 31, 2000, were approximately equal to those for the quarter ended January 31, 1999. Lower revenues from service contracts for domestic corporate clients substantially offset increased revenues from service contracts for university clients. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the quarter ended January 31, 2000, were $864,386. This was $102,560 (13%) higher than for the quarter ended January 31, 1999. In the second quarter of fiscal 2000, the Company incurred higher charges for direct costs related to royalties, shareholder expenses, and corporate legal expenses and lower charges for public and investor relations services than in the second quarter of fiscal 1999. Higher direct costs related to royalties include the costs associated with enforcing certain of the Company's patent and license rights. The Company held its annual meetings of stockholders in the second quarter of fiscal 2000 and in the third quarter of fiscal 1999. Shareholder expenses are usually higher in the quarter that the annual meeting is held.

     Costs of technology management services for the quarter ended January 31, 2000, were $51,294 (11%) higher than for the quarter ended January 31, 1999, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $103,000 higher in the fiscal 2000 second quarter than in the fiscal 1999 second quarter. Approximately $65,000 of this increase is in patent litigation expenses associated with enforcing certain of the Company's patent and license rights. Approximately $34,000 reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services.

     Costs related to service contracts were approximately $20,000 higher for the second quarter of fiscal 2000 than for the second quarter of fiscal 1999. This increase is primarily due to higher personnel costs (including benefits and overheads) associated with service contracts.

     Costs associated with new client development for the second quarter of fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $72,000 lower than for the second quarter of fiscal 1999.

     General and administration expenses in the fiscal 2000 second quarter were $51,266 (17%) higher than in the fiscal 1999 second quarter. In the fiscal 2000 second quarter, the Company's recurring charges for public and investor relations services were lower than in the fiscal 1999 second quarter. However, shareholders' expenses and corporate legal expenses were higher in the fiscal 2000 second quarter. Certain of these increases related to the Company's annual meeting of stockholders held January 27, 2000.

     The net effect of the $152,795 (15%) increase in operating revenues and the $102,560 (13%) increase in operating expenses was to increase the Company's operating income by $50,235 (22%) compared with the second quarter of fiscal 1999.

     Interest income in the second quarter of fiscal 2000 was higher than in the second quarter of fiscal 1999. For the second quarter of fiscal 2000, the Company's average invested balance was 83% higher than its average invested balance for the second quarter of fiscal 1999. In addition, its weighted average interest rate was approximately 0.36% per annum higher than for the second quarter of fiscal 1999. Interest expense in the fiscal 1999 quarter related to the debt incurred in acquiring USET.

     During the second quarter of fiscal 2000, the Company sold available-for-sale securities and realized gains of $64,490, which were included in other income.

     Other expenses for the quarters ended January 31, 2000, and 1999, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed above and in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. Further hearings in this case have been adjourned and are expected to occur in calendar 2000. Management is unable to estimate the related legal expenses it may incur in fiscal 2000. Unilens Corp. USA (Unilens) made no payments in either quarter of fiscal 2000 or 1999. Since the Company carries this receivable at zero value, it will record any collections in the period collected. Through January 31, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to Optical Associates, L.P., its joint venture partner.

     The Company has approximately $16,481,000 of Federal net operating loss carryforwards of which approximately $3,613,000 expire in fiscal 2000.

     The Company does not expect adoption of Statement of Financial Accounting Standards No. 133 to have a material effect on its financial statements. See Note 1 to Consolidated Financial
Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

Results of Operations - Six Months Ended January 31, 2000 (First
Half, Fiscal 2000) vs. Six Months Ended January 31, 1999 (First
Half, Fiscal 1999)

     The Company's $59,763 operating income and $287,659 net income for the six months ended January 31, 2000 are $182,221 and $364,273 higher, respectively, than its operating loss and net loss for the six months ended January 31, 1999.

     Total revenues for the six months ended January 31, 2000, were $304,308 (22%) higher than for the six months ended January 31, 1999.

     Retained royalties for the six months ended January 31, 2000, were $281,250 (22%) higher than for the six months ended January 31, 1999. Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $376,000 (171%) higher than in the first half of fiscal 1999. This increase includes new license issue fees, a minimum royalty fee, and more than $350,000 in higher earned royalties based on licensees' sales of licensed products. In the first half of fiscal 2000, revenues from homocysteine licenses were approximately $115,000 lower than in the first half of fiscal 1999. This decrease resulted partially from a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a suit against the sublicensee as detailed above and in footnote 6 to the accompanying financial statements. In addition, the first half of fiscal 1999 included nearly $284,000 in retained royalty revenues from milestone payments on the encryption technology and $94,000 from a sublicensee's catch-up payment for previously withheld royalties; neither of these was repeated in the fiscal 2000 second quarter. Royalty revenue fluctuations also reflect new license issue fees and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Revenues under service contracts for the six months ended January 31, 2000, were $23,058 (18%) higher than for the six months ended January 31, 1999. This increase reflects lower revenues from contract services for domestic corporations more than offset by higher revenues from a nonrecurring government contract. The Company earned approximately $129,000 on two contracts, one for a government agency and one for a domestic start-up corporation, in the fiscal 2000 first half. The Company earned substantially all of the revenues from contract services to domestic corporations in the fiscal 1999 first half, including a one-time fee for assisting a start-up company to obtain equity financing. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the six months ended January 31, 2000, were $1,657,133. This was $122,087 (8%) higher than for the six months ended January 31, 1999. The Company incurred higher charges for direct costs related to royalties and shareholder expenses. Lower charges for public and investor relations services partially offset these increases. In addition, the Company charged $70,000 for restructuring its operations in the first half of fiscal 1999. There was no similar charge in the first half of fiscal 2000.

     Costs of technology management services for the six months ended January 31, 2000, were $185,419 (21%) higher than for the six months ended January 31, 1999, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $190,000 higher in the fiscal 2000 first half than in the six months ended January 31, 1999. This increase includes approximately $117,000 higher personnel costs (including benefits and overheads) associated with patenting and licensing services and $93,000 higher patent litigation and enforcement expenses. In the fiscal 2000 first half, domestic and foreign patent costs were lower and recoveries of foreign patent costs against university royalties were higher.

     Costs related to service contracts were approximately $45,000 higher for the first half of fiscal 2000 than for the first half of fiscal 1999. This increase is due to direct costs related to services for a domestic start-up corporation.

     Costs associated with new client development for the first half of fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $49,000 lower than for the first half of fiscal 1999.

     General and administration expenses in the fiscal 2000 first half were $6,668 (1%) higher than in the fiscal 1999 first half. Although shareholder expenses were higher, public and investor relations expenses were lower in the first half of fiscal 2000.

     Restructuring charges of $70,000 in the six months ended
January 31, 1999, related to the costs of closing the Company's
Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Management took these actions to reduce operating expenses and improve operating efficiency.

     The net effect of the $304,308 (22%) increase in operating revenues and the $122,087 (8%) increase in operating expenses was to increase the Company's operating income by $182,221 (149%) compared with the first half of fiscal 1999.

     Interest income in the first half of fiscal 2000 was higher than in the first half of fiscal 1999. For the first half of fiscal 2000, the Company's average invested balance was 93% higher than its average invested balance for the first half of fiscal 1999.
However, its weighted average interest rate was substantially equal to that for the first half of fiscal 1999. Interest expense in the fiscal 1999 first half related to the debt incurred in acquiring USET.

     During the first half of fiscal 2000, the Company sold available-for-sale securities and realized gains of $64,490, which were included in other income.

     Other expenses for the six months ended January 31, 2000, and 1999, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is detailed more fully above and in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The November 19, 1999 decision of the United States Court of
Appeals for the Federal Circuit is more fully reported in Note 6 to the accompanying financial statements and is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held January
27, 2000, the following directors were elected:

Name                     Votes For         Votes Withheld

George C.J. Bigar        3,932,235         1,671,106
Richard E. Carver        4,714,359           888,982
George W. Dunbar, Jr.    4,712,371           890,970
Samuel M. Fodale         4,136,162         1,467,179
Frank R. McPike, Jr.     3,966,177         1,637,164
Charles J. Philippin     4,732,321           871,020
John M. Sabin            3,961,595         1,641,746

     No votes were withheld as to all nominees and there were no broker non-votes.

     Also at the Company's annual meeting of stockholders held January 27, 2000, stockholders rejected the proposal to amend the Company's Restated Certificate of Incorporation to authorize 2,000,000 shares of undesignated Class A Preferred Stock. There were 955,126 shares voted for and 2,513,770 shares voted against this proposal, and 47,285 shares abstained. There were also 2,087,160 broker non-votes which were not entitled to vote on this matter.

     Also at the Company's annual meeting of stockholders held January 27, 2000, stockholders approved the proposal to approve the 2000 Directors Stock Option Plan and reserve 250,000 shares of Common Stock for options under the Plan. There were 3,141,299 shares voted for and 2,415,314 shares voted against this proposal, and 46,728 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     10.1 Employment Agreement between registrant
          and Frank R. McPike, Jr. dated
          December 7, 1999.                            22-32

     11.1 Schedule of computation of earnings per
          share for the three and six months ended
          January 31, 2000 and 1999.                      33

     27.1 Financial Data Schedule (EDGAR only).

B)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 16, 2000            By:  S/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Operating
                                     Officer, Chief Financial
                                     Officer, Director and
                                     Authorized Signer