Form 10-Q
period 2000-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2000-06-14
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       April 30, 2000

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

Common Stock outstanding as of June 1, 2000 - 6,185,761 shares

Exhibit Index on sequentially numbered page 20 of 20.

               Page 1 of 20 sequentially numbered pages

            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX


PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       April 30, 2000 and July 31, 1999                         3

     Consolidated Statements of Operations for the
       three months ended April 30, 2000 and 1999               4

     Consolidated Statements of Operations for the
       nine months ended April 30, 2000 and 1999                5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 2000                              6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 2000 and 1999                7

     Notes to Consolidated Financial Statements              8-11

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       12-19

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                   19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    20

Item 6.   Exhibits and Reports on Form 8-K                     20

Signatures                                                     20


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 2000 and July 31, 1999
                                (Unaudited)

                                                April 30,      July 31,
                                                  2000           1999
ASSETS

Current assets:
  Cash and cash equivalents                   $     80,607   $    185,838
  Short-term investments, at market              6,913,969      5,352,229
  Receivables, including $9,925 and $2,449
    receivable from related parties in
    April and July, respectively                 1,055,842      1,726,046
  Prepaid expenses and other current assets         75,408        143,171
    Total current assets                         8,125,826      7,407,284

Property and equipment, net                        133,113        155,089
Investments                                      1,514,787         91,307
Intangible assets acquired, principally
  licenses and patented technologies, net        1,201,337      1,305,341
Other assets                                        34,241             --

    TOTAL ASSETS                              $ 11,009,304   $  8,959,021

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $     96,581   $    109,986
  Accrued liabilities, including $5,938
    payable to related parties in July           1,498,606      1,668,749
    Total current liabilities                    1,595,187      1,778,735

Commitments and contingencies

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,848         60,032
  Capital in excess of par value                27,045,774     25,625,072
  Treasury stock (common), at cost;
    5,157 and 81 shares
    in April and July, respectively                (72,990)          (919)
  Accumulated other comprehensive loss                  --        (15,625)
  Accumulated deficit                          (17,681,190)   (18,548,949)

    Total shareholders' interest                 9,414,117      7,180,286

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 11,009,304   $  8,959,021



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 2000 and 1999
                                (Unaudited)



                                                 2000           1999

Revenues:
  Retained royalties                          $  553,402     $1,179,813
  Retained royalty settlement                    736,375             --
  Revenues under service contracts,
    including $125 and $2,500 from
    related parties in 2000 and 1999,
    respectively                                   9,233         12,693
                                               1,299,010      1,192,506
Costs of technology management
  services                                       496,093        518,197

General and administration expenses,
  of which $33,471 and $1,600 were
  paid to related parties in 2000
  and 1999, respectively                         346,752        291,796
                                                 842,845        809,993
Operating income                                 456,165        382,513

Interest income                                   97,922         33,553
Other income (expense), net                       26,013         (6,803)

Net income                                       580,100        409,263

Other comprehensive income:
  Net unrealized holding gains (losses)
    on available-for-sale securities              10,998         (5,208)
  Reclassification adjustment for realized
    gains included in net income                 (25,748)            --

Comprehensive income                          $  565,350     $  404,055

Net income per share:
  Basic and diluted                           $     0.09     $     0.07

Weighted average number of common
  shares outstanding:
    Basic                                      6,120,254      5,981,352
    Diluted                                    6,369,160      6,020,127

                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 2000 and 1999
                                (Unaudited)


                                                  2000           1999

Revenues:
  Retained royalties                          $ 2,116,361    $ 2,461,522
  Retained royalty settlement                     736,375             --
  Revenues under service contracts
    including $9,925 and $2,746 from
    related parties in 2000 and 1999,
    respectively                                  163,170        143,572
                                                3,015,906      2,605,094
Costs of technology management
  services                                      1,572,413      1,409,098

General and administration expenses,
  of which $91,080 and $4,000 were
  paid to related parties in 2000
  and 1999, respectively                          927,565        865,941
Restructuring charges                                  --         70,000
                                                2,499,978      2,345,039
Operating income                                  515,928        260,055

Interest income                                   261,597        118,286
Interest expense                                       --         (3,607)
Losses related to equity
  method affiliates                                    --           (748)
Other income (expense), net                        90,234        (41,337)

Net income                                        867,759        332,649

Other comprehensive income:
  Net unrealized holding gains
    on available-for-sale securities              105,863          4,167
  Reclassification adjustment for realized
    gains included in net income                  (90,238)            --

Comprehensive income                          $   883,384    $   336,816

Net income per share:
  Basic and diluted                           $      0.14    $      0.06

Weighted average number of common
  shares outstanding:
    Basic                                       6,043,586      5,982,552
    Diluted                                     6,145,690      6,006,042

                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                              for the nine months ended April 30, 2000
                                            (Unaudited)


                           Preferred Stock                                                              Accumulated
                          Shares               Common Stock     Capital in                                 Other
                        issued and            Shares            excess of         Treasury Stock       Comprehensive  Accumulated
                        outstanding  Amount   issued    Amount   par value    Shares held     Amount   Income (Loss)     Deficit

Balance - July 31, 1999    2,427    $60,675  6,003,193  $60,032  $25,625,072         (81)  $    (919)    $ (15,625)  $(18,548,949)
  Exercise of common
    stock options . . .                        181,675    1,816    1,426,706      42,548     249,134
  Tender of common
    stock as payment
    for exercise of common
    stock options . . .                                                           (7,599)   (100,000)
  Stock issued under
    1996 Directors'
    Stock Participation
    Plan. . . . . . . .                                               (6,004)      9,375      55,340
  Other comprehensive
    income:
    Net unrealized holding
      gains (losses)
      on available-for-sale
      securities. . . .                                                                                    105,863
    Reclassification
      adjustment. . . .                                                                                    (90,238)
  Purchase of treasury
    stock . . . . . . .                                                          (49,400)   (276,545)
  Net income. . . . . .                                                                                                   867,759
Balance - April 30, 2000   2,427    $60,675  6,184,868  $61,848  $27,045,774      (5,157)  $ (72,990)   $      --    $(17,681,190)

               PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 2000 and 1999
                                (Unaudited)


                                                  2000           1999
Cash flow from operating activities:
  Income from operations                      $   867,759    $   332,649
    Noncash items included in income
      from operations:
      Retained royalty settlement paid with
         shares of NTRU common stock             (736,375)            --
      Depreciation and amortization               156,671        149,689
      Equity method affiliates                         --            748
      Directors' stock and stock retirement
        plan accruals                             102,958        109,794
      Amortization of discount on purchase
        obligation                                     --          3,607
      Other noncash items                               3         11,740
    Other                                         (34,241)            20
    Gain on sale of investments                   (90,503)            --
    Net changes in various operating accounts:
      Receivables                                 670,204       (714,411)
      Prepaid expenses and other current
        assets                                     67,763         62,110
      Accounts payable and accrued
        liabilities                              (237,170)       843,151
Net cash flow from operating activities           767,069        799,097

Cash flow from investing activities:
  Purchases of property and equipment, net        (30,691)       (40,792)
  Purchases of other short-term investments    (1,601,321)      (572,778)
  Investments in cost-method affiliates          (687,108)            --
  Proceeds from sale of:
    Available-for-sale securities                 145,444             --
    Other short-term investments                      265             --
  Proceeds from sales of investments in
    affiliates                                         --        206,838
Net cash flow from investing activities        (2,173,411)      (406,732)

Cash flow from financing activities:
  Proceeds from exercise of stock options       1,577,656             --
  Purchases of treasury stock                    (276,545)       (97,445)
  Repayment of purchase obligation                     --       (300,993)
Net cash flow from financing activities         1,301,111       (398,438)

Net decrease in cash and cash equivalents        (105,231)        (6,073)
Cash and cash equivalents, beginning
  of period                                       185,838        216,826
Cash and cash equivalents, end of period      $    80,607    $   210,753


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

2.   Net Income Per Share

     The following table sets forth the computations of basic and diluted net income per share.

                                      Nine months               Quarter
                                    ended April 30,         ended April 30,
                                    2000        1999        2000        1999
Net income
  applicable to common stock:
    Basic and diluted           $  867,759  $   332,649  $  580,100  $  409,263

  Weighted average number
    of common shares
    outstanding                  6,043,586    5,982,552   6,120,254   5,981,352
  Effect of dilutive securities:
    Stock options                  100,011       23,490     242,534      38,775
    Stock warrant                    2,093           --       6,372          --
Weighted average number of
  common shares outstanding
  and dilutive securities        6,145,690    6,006,042   6,369,160   6,020,127

Net income per share of
  common stock:
    Basic and diluted           $     0.14  $      0.06  $    0.09   $     0.07

    At April 30, 2000, all outstanding options and warrants were dilutive. At April 30, 1999, options and warrants to purchase
471,542 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Short-term Investments

    On April 30, 2000, the Company had no available-for-sale securities.

    For the three and nine months ended April 30, 2000, proceeds from the sale of available-for-sale securities were $38,998 and $145,444, respectively, which resulted in gross realized gains of $25,748 and $90,238, respectively. For the three and nine months ended April 30, 1999, there were no sales of available-for-sale securities. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the three and nine months ended April 30, 2000 and 1999 follows:

                                    Three months ended    Nine months ended
                                         April 30,            April 30,
                                      2000      1999       2000      1999
Accumulated other
  comprehensive income (loss):
  Accumulated net unrealized
    holding gains (losses) on
    available-for-sale securities,
    beginning of period             $ 14,750  $(12,499)  $ (15,625) $(21,874)

  Other comprehensive income:
    Holding gains (losses) arising
      during the period               10,998    (5,208)    105,863     4,167

    Reclassification adjustment
      for gains on sales of
      securities included in
      net income                     (25,748)       --     (90,238)      --

Accumulated other comprehensive
  income (loss)                     $     --  $(17,707)  $      --  $(17,707)

    No tax effect is reported on the Company's gains on sales of securities because the Company has capital loss carryforwards.

4.  Receivables

    Receivables comprise:

                                    April 30,           July 31,
                                      2000                1999

Royalties                          $  971,651          $1,649,713
Other                                  84,191              76,333
                                   $1,055,842          $1,726,046

5.   Investments

     In March 2000, CTT acquired 3,161,983 shares, approximately 10% of the outstanding equity, of NTRU Cryptosystems, Inc. (NTRU) in exchange for reducing its royalty participation on NTRU's sales of CTT licensed products and $187,108 in cash. CTT recorded the exchange of a substantial portion of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU Cryptosystems, Inc. common stock, $0.25 per share, as retained royalty settlement of $736,375. CTT has worked with NTRU and its founders since 1997 and acquired its original royalty interest by providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high speed public key encryption solutions.

     In April 2000, CTT purchased $500,000 of preferred stock and associated warrants of Micro-ASI, Inc. as part of their $8 million private placement. Micro-ASI plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards.

6.   Accrued Liabilities

     Accrued liabilities were:

                                    April 30,           July 31,
                                      2000                1999

Royalties payable                  $1,079,901          $1,072,704
Accrued compensation                  192,652             172,587
Deferred revenues                      29,597             153,741
Other                                 196,456             269,717
                                   $1,498,606          $1,668,749

7.   Contingencies

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and Competitive Technologies, Inc. (CTT or the Company) (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The District Court has ordered the parties to attempt to settle their claims before October 1, 2000. The suit is in discovery. Through April 30, 2000, CTT has incurred approximately $43,000 in unreimbursed litigation expenses related to this case. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     On July 7, 1997, in a case previously filed in the United States District Court for the District of Colorado by University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, against American Cyanamid Company, defendant, judgment was entered in favor of plaintiffs and against defendant in the amount of approximately $44.4 million. The case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. The District Court concluded that defendant fraudulently obtained a patent on the improvement without disclosing the patent application to plaintiffs and without naming the professors as the inventors and that the defendant was unjustly enriched. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties, and the Company would have been entitled to approximately $5.2 million of the judgment. On November 19, 1999, the United States Court of Appeals for the Federal Circuit (CAFC) vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. Among other findings, the CAFC ruled that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and then to determine whether damages should be awarded. On February 29, 2000, the District Court heard arguments on the plaintiffs' motion for judgment. The parties await the judgment of the District Court.
The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. (GTM), its majority-owned subsidiary, University Optical Products Co. (UOP), and one current and several former directors on behalf of the 59 limited partners of Optical Associates, Limited Partnership (OALP). The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens Corp. USA (Unilens) violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; however, due to scheduling conflicts, further hearings have been adjourned and are expected to occur in calendar 2000. Through April 30, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.
As cash proceeds are received, CTT records a 4% commission expense payable to OALP, its joint venture partner.

             PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

     At April 30, 2000, cash and cash equivalents of $80,607 were $105,231 lower than cash and cash equivalents of $185,838 at July 31, 1999. Operating activities provided $767,069, investing activities used $2,173,411 and financing activities provided $1,301,111.

     In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company) held $6,913,969 in short-term investments at April 30, 2000. These investments are available for the Company's operating, investing and financing activities.

     The Company's net income for the nine months ended April 30, 2000, included $736,375 of retained royalty settlement paid with shares of NTRU common stock and was net of charges for the following non-cash items: approximately $157,000 of depreciation and amortization and approximately $103,000 of directors' stock and stock retirement plan accruals.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable decreased approximately $678,000 and royalties payable increased approximately $7,000.
These changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. In addition, the Company recognized approximately $127,000 of deferred revenues during the nine months ended April 30, 2000.

     During the nine months ended April 30, 2000, the Company sold available-for-sale securities for proceeds of approximately $145,000 and purchased approximately $1,601,000 of other short-term investments.

     In March 2000, CTT acquired 3,161,983 shares, approximately 10% of the outstanding equity, of NTRU CryptoSystems, Inc. in exchange for reducing its royalty participation in NTRU's sales of CTT licensed products and $187,108 in cash. CTT recorded the exchange of a substantial portion of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375 and as part of its investment in NTRU. CTT has worked with NTRU and its founders since 1997 and acquired its original royalty interest by providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high speed public key encryption solutions.

     In April 2000, CTT purchased $500,000 of preferred stock and associated warrants of Micro-ASI, Inc. as part of their $8 million private placement. Micro-ASI plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards.

     During the nine months ended April 30, 2000, the Company received approximately $1,578,000 from stock options exercised to purchase common stock.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. The Company repurchased 49,400 shares of its common stock for approximately $277,000 in cash in the nine months ended April 30, 2000. Since October 1998, the Company has repurchased 74,800 shares of its common stock for a total of approximately $386,000.

     The Company is contractually required to pay certain persons specified percentages of Renova royalties received. At April 30, 2000, the remaining amount of this contingent payment obligation was $3,150.

     At April 30, 2000, the Company had no outstanding commitments for capital expenditures.

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

     In connection with the case that involved an idea by professors at the University of Colorado that improved a prenatal vitamin compound sold by American Cyanamid Company, the Company is entitled to a share of any judgment awarded to the University of Colorado.
On November 19, 1999, the United States Court of Appeals for the Federal Circuit (CAFC) vacated and remanded the July 7, 1997, decision by the United States District Court for the District of Colorado. Among other findings, the CAFC ruled that the District Court used an incorrect standard to determine inventorship. The CAFC instructed the District Court to apply federal patent law standards to determine inventorship of the patent and then to determine whether damages should be awarded. On February 29, 2000, the District Court heard arguments on the plaintiffs' motion for judgment. The parties await the judgment of the District Court.
The Company cannot predict the amount of the judgment, if any, that may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. (See Note 7 to the accompanying financial statements and Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.)

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The District Court has ordered the parties to attempt to settle their claims before October 1, 2000. The suit is in discovery. Through April 30, 2000, CTT has incurred approximately $43,000 in unreimbursed litigation expenses related to this case. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     At April 30, 2000, the Company had $6,994,576 in cash, cash equivalents and short-term investments. Royalties payable, net of royalties receivable, were $108,250. Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activities. However, expansion of the Company's business is subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended April 30, 2000 (Third
Quarter, Fiscal 2000) vs. Three Months Ended April 30, 1999 (Third Quarter, Fiscal 1999)

     The Company's operating income of $456,165 and net income of $580,100 for the third fiscal quarter of 2000 were $73,652 (19%) and $170,837 (42%) higher, respectively, than for the third quarter of fiscal 1999.

     Total revenues for the quarter ended April 30, 2000, were $106,504 (9%) higher than for the quarter ended April 30, 1999.

     Retained royalties for the quarter ended April 30, 2000, were $626,411 (53%) lower than for the quarter ended April 30, 1999. The third quarter of fiscal 2000 includes approximately $168,000 from a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. However, the third quarter of fiscal 1999 included approximately $542,000 from a Vitamin B12 assay licensee's change in its previously estimated royalties for the period from July 1993 through July 1998. The third quarter of fiscal 1999 also included $189,000 from a second milestone payment toward a paid-up license on the encryption technology. Royalty revenue fluctuations also reflect changes in the timing of royalties reported by licensees, new license issue fees and changes in licensees' sales of licensed products.

     Retained royalty settlement of $736,375 for the quarter ended April 30,2000 recorded the estimated fair value of the royalty participation CTT exchanged for 2,945,500 shares of NTRU common stock valued at $0.25 per share. There was no similar royalty settlement in the fiscal 1999 third quarter.

     Revenues under service contracts for the quarter ended April 30, 2000, were approximately equal to those for the quarter ended April 30, 1999. Lower revenues from service contracts for domestic corporate clients more than offset increased revenues from service contracts for university clients. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the quarter ended April 30, 2000, were $842,845. This was $32,852 (4%) higher than for the quarter ended April 30, 1999. In the third quarter of fiscal 2000, the Company's charges for public and investor relations and corporate legal expenses were lower than in the third quarter of fiscal 1999. Higher charges for direct costs related to royalties and consultants' fees and expenses partially offset these reductions. Higher direct costs related to royalties include the costs associated with enforcing certain of the Company's patent and license rights.

     Costs of technology management services for the quarter ended April 30, 2000, were $22,104 (4%) lower than for the quarter ended April 30, 1999, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $111,000 higher in the fiscal 2000 third quarter than in the fiscal 1999 third quarter. Approximately $70,000 of this increase was in patent litigation expenses associated with enforcing certain of the Company's patent and license rights. In addition foreign patent expenses reimbursed from royalties payable to others were lower and personnel costs (including benefits and overheads) associated with patenting and licensing services were higher.

     Costs related to service contracts were approximately $33,000 lower for the third quarter of fiscal 2000 than for the third quarter of fiscal 1999. This reduction was due to lower personnel costs (including benefits and overheads) and lower direct costs associated with service contracts.

     Costs associated with new client development for the third quarter of fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $101,000 lower than for the third quarter of fiscal 1999. We are in the process of identifying candidates to fill two professional staff positions.

     General and administration expenses in the fiscal 2000 third quarter were $54,956 (19%) higher than in the fiscal 1999 third quarter. In the fiscal 2000 third quarter, the Company's charges for public and investor relations expenses and corporate legal expenses were lower than in the fiscal 1999 third quarter. However, consultants' fees and expenses were higher in the fiscal 2000 third quarter.

     Interest income in the third quarter of fiscal 2000 was higher than in the third quarter of fiscal 1999. For the third quarter of fiscal 2000, the Company's average invested balance was more than twice its average invested balance for the third quarter of fiscal 1999. In addition, its weighted average interest rate was approximately 1.35% per annum higher than for the third quarter of fiscal 1999.

     During the third quarter of fiscal 2000, the Company sold available-for-sale securities and realized gains of $25,748, which were included in other income for the quarter.

     Other expenses for the quarter ended April 30, 1999, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed above and in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. Further hearings in this case have been adjourned and are expected to occur in calendar 2000. Management is unable to estimate the related legal expenses it may incur in fiscal 2000. Unilens Corp. USA (Unilens) made no payments in either quarter of fiscal 2000 or 1999. Since the Company carries this receivable at zero value, it will record any collections in the period collected. Through April 30, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of University Optical Products Co. assets to Unilens. As cash proceeds were received, the Company paid a 4% commission to Optical Associates, L.P., its joint venture partner.

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

Results of Operations - Nine Months Ended April 30, 2000 (Three
Quarters, Fiscal 2000) vs. Nine Months Ended April 30, 1999 (Three Quarters, Fiscal 1999)

     The Company's operating income of $515,928 and net income of $867,759 for the first nine months of fiscal 2000 were $255,873
(98%) and $535,110 (161%) higher, respectively, than for the comparable nine months of fiscal 1999.

     Total revenues for the nine months ended April 30, 2000, were $410,812 (16%) higher than for the nine months ended April 30, 1999.

     Retained royalties for the nine months ended April 30, 2000, were $345,161 (14%) lower than for the nine months ended April 30, 1999. Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $369,000 (152%) higher than in the three quarters of fiscal 1999. This increase includes new license issue fees, a minimum royalty fee, and more than $350,000 in higher earned royalties based on licensees' sales of licensed products. The three quarters of fiscal 2000 included approximately $168,000 from a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. However, the three quarters of fiscal 1999 included approximately $542,000 from a Vitamin B12 assay licensee's increase in its previously estimated royalties for the period from July 1993 through July 1998. The three quarters of fiscal 1999 also included $472,500 from milestone payments toward a paid-up license on the encryption technology. Royalty revenue fluctuations also reflect new license issue fees and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Retained royalty settlement of $736,375 for the nine months ended April 30,2000 recorded the estimated fair value of the royalty participation CTT exchanged for 2,945,500 shares of NTRU common stock valued at $0.25 per share. There was no similar royalty settlement in the fiscal 1999 nine-month period.

     Revenues under service contracts for the nine months ended April 30, 2000, were $19,598 (14%) higher than for the nine months ended April 30, 1999. This increase reflects lower revenues from contract services for domestic corporations more than offset by higher revenues from a nonrecurring government contract. The Company earned approximately $129,000 on two contracts, one for a government agency and one for a domestic start-up corporation, in the fiscal 2000 nine-month period. The Company earned substantially all of the revenues from contract services to domestic corporations in the fiscal 1999 nine-month period, including a one-time fee for assisting a start-up company to obtain equity financing. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the nine months ended April 30, 2000, were $2,499,978. This was $154,939 (7%) higher than for the nine months ended April 30, 1999. The Company incurred higher charges for direct costs related to royalties, personnel and related expenses, directors' fees and expenses, consultants' fees and expenses, and shareholder expenses. Lower charges for public and investor relations services partially offset these increases. In addition, the Company charged $70,000 for restructuring its operations in the nine-month period of fiscal 1999. There was no similar charge in the nine-month period of fiscal 2000.

     Costs of technology management services for the nine months ended April 30, 2000, were $163,315 (12%) higher than for the nine months ended April 30, 1999, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $301,000 higher in the fiscal 2000 three quarters than in the three quarters ended April 30, 1999. This increase includes approximately $144,000 higher personnel costs (including benefits and overheads) associated with patenting and licensing services and $172,000 higher patent litigation and enforcement expenses. In the fiscal 2000 three quarters, domestic patent costs were higher but foreign patent costs were lower.

     Costs related to service contracts were approximately $12,000 higher for the nine months of fiscal 2000 than for the nine months of fiscal 1999. This increase is due to direct costs related to services for a domestic start-up corporation.

     Costs associated with new client development for the nine months of fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $150,000 lower than for the nine months of fiscal 1999.

     General and administration expenses in the fiscal 2000 nine months were $61,624 (7%) higher than in the fiscal 1999 nine months. Although directors' fees and expenses, consultants' fees and expenses, and shareholder expenses were higher, public and investor relations expenses were lower in the nine months of fiscal 2000.

     Restructuring charges of $70,000 in the nine months ended April 30, 1999, related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September, 1998. Management took these actions to reduce operating expenses and improve operating efficiency.

     Interest income in the nine months of fiscal 2000 was higher than in the nine months of fiscal 1999. For the nine months of fiscal 2000, the Company's average invested balance was more than twice its average invested balance for the nine months of fiscal 1999. In addition, its weighted average interest rate was approximately 0.46% per annum higher than for the nine months of fiscal 1999. Interest expense in the fiscal 1999 nine months related to the debt incurred in acquiring USET.

     During the nine months of fiscal 2000, the Company sold available-for-sale securities and realized gains of $90,238, which were included in other income.

     Other expenses for the nine months ended April 30, 2000, and 1999, were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. This suit is detailed more fully above and in Note 13 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                     PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     The November 19, 1999 decision of the United States Court of
Appeals for the Federal Circuit is more fully reported in Note 7 to the accompanying financial statements and is incorporated herein by reference.



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



                                 COMPETITIVE TECHNOLOGIES, INC.
                                 (Registrant)

Date:  June 14, 2000             By:  s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Operating
                                     Officer, Chief Financial
                                     Officer, Director and
                                     Authorized Signer