Form 10-K405
period 2000-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2000-10-27
CIK 102198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended July 31, 2000

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

Exhibit Index on sequentially numbered page 63.

             Page 1 of 70 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of October 13, 2000, 6,173,685 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $40,231,000.

                  DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated Document              Location in Form 10-K

     None                               Not Applicable


                               PART I

Item 1.  Business

                            Introduction

     Competitive Technologies, Inc. (the registrant, we, CTT or the Company), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. We provide technology development and commercialization services with respect to a broad range of digital/electronic, life sciences, and physical sciences technologies originally invented by various individuals, corporations, research institutions, and universities.

     Our goal is to maximize returns on research, development, and intellectual property investments. We do this by selling, licensing, or otherwise transferring technologies to others or by investing in new entities to commercialize them.

     Effective May 28, 1999, we sold our remaining 14.5% interest in NovaNET Learning, Inc. (NLI) for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995 through May 28, 1999, we accounted for our $159,375 investment in NLI under the cost method. In February 1995, we sold a significant portion of our investment in NLI to Barden Companies, Inc. As a result of that transaction, we received approximately $3,000,000 in cash and reduced our ownership in NLI from 55.1% to 14.5%.

     Effective January 31, 1996, we acquired the remaining 80% of University Science, Engineering and Technology, Inc. (USET). The total purchase price was $1,835,000 (excluding expenses related to the acquisition). We paid the final installment of the purchase price on January 31, 1999. In addition to cash of approximately $605,000 and computer equipment, USET's assets comprised principally licenses and patented technologies. We included USET's results of operations in our consolidated results of operations from January 31, 1996. Prior to January 31, 1996, we owned 20% of USET and accounted for our investment in USET on the equity method and recorded 20% of USET's net income.

     On October 1, 2000, we employed approximately 10 people full-time. Substantially all employees are salaried and none is represented by a labor union.

Technology Development and Commercialization Services

     We provide technology development and commercialization services with respect to a broad range of digital/electronic, life sciences, and physical sciences technologies invented by various individuals, corporations, research institutions, and universities.

     We include telecommunications, data security, signal processing, digital entertainment, electrical circuitry, microelectronic, and semiconductor technologies in our digital/electronic portfolio. Our life sciences portfolio includes pharmaceuticals, biotechnologies, and medical devices. Our physical sciences portfolio includes materials, manufacturing, and environmental technologies.

     Our professional staff has diverse technical, legal, intellectual property, financial, market and business experience and training to serve our clients' unique needs. We supplement our professional staff, as needed, with a network of scientific, business, and patent experts. We have also established strategic allies in Innovation Partners International, k.k., in Osaka, Japan, and Angle Technology Limited in England and Scotland.

     We bridge the gap between conceptualization and commercialization to bring useful, innovative, new products and technologies to the marketplace.

     A key component of our approach is that, as early in the process as possible, we assess the strength of each invention's intellectual property rights, patentability or protectability, and its potential marketability. This permits us to focus our efforts and resources on inventions with higher potential for successful commercial exploitation.

     For a technology or group of technologies, we may evaluate technical feasibility, assess potential patentability, assess marketability and commercial potential, apply for and prosecute patents, and enforce issued patents or other intellectual property rights by litigation, if necessary and appropriate.

     We determine the optimal strategy to commercialize a technology based on our evaluations. We may sell or license the technology to others, manage the related license agreements, and distribute license revenues to their respective owners. We may assist our clients in obtaining funding, technical skills or other resources to accelerate developing their technologies to the next stage of commercialization. We may also invest in a new entity to commercialize an invention or group of inventions. When we invest in early-stage technology-based enterprises, we expect to reap significant returns as they mature and their products enter the marketplace. Our objective is to develop technologies into profitable royalty bearing licenses and equity investments.

     We realize revenues from technologies in three ways.
     -  We license technologies to obtain royalty revenues.
     -  We invest in new ventures to exploit specific technologies.
     - We provide technology development, marketing, and commercialization services to earn agreed fees.

     Our clients are inventors and invention owners - individuals, corporations, universities, and other research institutions.

     In our agreements with clients, we specify the particular services we will provide them and how they will compensate us for those services. We tailor each agreement to satisfy the unique needs of each client. Most clients agree to share with us a specific percentage of amounts received from commercialization of technologies. Some clients agree to pay a fixed percentage of royalty revenue from licensed technology, a fee for specific services and/or specified annual fees for our services. In some situations, our clients give us equity or the right to purchase equity in them. In addition, some clients agree to share expenses of the technology development and commercialization process.

     The three technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for us during 2000, 1999 or 1998 were encryption, gallium arsenide semiconductors and Vitamin B12 assay. Retained royalty revenues from these technologies were:

                                   2000         1999         1998
Gallium arsenide, including
  laser diode                 $ 1,363,000   $  518,000   $  232,000
Public key encryption         $   735,375   $  661,500   $       --
Vitamin B12 assay             $   381,000   $  972,000   $  664,000

As a percentage of retained royalties, they represented:

                                    2000       1999        1998
Gallium arsenide, including
  laser diode                        35%        15%         10%
Public key encryption                19%        19%          0%
Vitamin B12 assay                    10%        28%         28%

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March 1983 to May 1989 and expire from May 2001 to September 2006. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. We have licensed these inventions to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electronics Corporation, SDL, Inc. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Approximately $992,000 of 2000's retained royalties was from one U.S. licensee's sales of licensed product; the remaining $371,000 was from several foreign licenses and included license issue fees from executing two new licenses.

     The public key encryption and digital authentication technology was developed by NTRU Cryptosystems, Inc. (NTRU). It can secure and verify authenticity in wireless and Internet communications and in electronic commercial transactions. NTRU has applied for U.S. patents on this technology and one patent issued in June 2000. NTRU has licensed this technology non-exclusively to NCT Group, Inc., Sony Corporation, TAO Group Limited and others. NTRU has developed security products and is marketing them to customers and securing strategic alliances to provide security in wireless and other digital media applications. In 2000 we recognized a retained royalty settlement of $736,375 (19% of total retained royalties) for the estimated fair value of the royalty participation we exchanged for 2,945,500 shares of common stock of NTRU valued at $0.25 per share. This transaction occurred simultaneously with an $11 million cash investment in NTRU by Sony Corporation and Greylock Partners. In addition, we retained a small royalty participation in NTRU's sales of CTT licensed products. Retained royalties in 1999 included $661,500 from a paid-up, non-exclusive, worldwide, field of use limited license granted to an unrelated foreign corporation in November 1998 on this encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee paid all the agreed milestone payments.

     The improved assay procedure for diagnosing Vitamin B12 deficiencies was developed at the University of Colorado. U.S. patents have issued from February 1980 to May 1984 and expire between February 1997 and May 2001. Certain of these licensed patents expired in April 1998, April 1999 and February 2000. We have licensed these assay procedures to Abbott Laboratories, Bayer Corporation, Beckman Instruments, Inc., Bio-Rad Laboratories, Inc., Chiron Diagnostics Corporation, Dade International, Inc., Microgenics, Inc., Roche Diagnostics GmbH and Tosoh Corporation. These assay procedures are in current use according to information received from licensees and other sources. Approximately $542,000 of 1999's Vitamin B12 retained royalties was from a licensee's change in its previously estimated royalties for the period from July 1993 through July 1998.

     Beginning in fiscal 1998, we have pursued an aggressive program to license an assay used to determine whether an individual has an elevated level of homocysteine and a corresponding deficiency of folate or Vitamin B12. Studies indicate that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general artery damage. Our U.S. patent that covers this homocysteine assay expires in 2007. We had ten homocysteine licenses (including one sublicense) throughout fiscal 2000 and 1999, up from three (including one sublicense) at August 1, 1997. Homocysteine retained royalties in fiscal 2000, 1999 and 1998 were approximately $392,000, $265,000, and $191,000, respectively. A sublicensee's withholding royalties on certain tests reduced retained royalties in 2000 and 1999. We have joined with our licensee in a lawsuit against the sublicensee. See also Item 3. Legal Proceedings and Note 13 to Consolidated Financial Statements. We cannot predict the timing or amounts of retained royalties we may earn or the timing or costs we may incur in licensing and enforcing the patents for this assay.

     Our foreign operations are limited to royalties received from foreign licensees. See Note 11 to Consolidated Financial Statements.

Investments in Development-Stage Companies

     We generally do not finance research and development of technologies. However, in certain instances, we invest in development-stage companies to exploit specific technologies we believe are beyond the pure research and development stage.

     In March and July 2000, we acquired 3,172,881 shares, approximately 10% of the outstanding equity, of NTRU in exchange for reducing our royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. We recorded the exchange of a substantial portion of our royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. We have worked with NTRU and its founders since 1997 and acquired our original royalty interest in exchange for providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high-speed public key encryption solutions. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, our carrying value for this investment was $934,381. We account for this investment on the cost method.

     In April 2000, we paid $500,000 cash for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. as part of their $8 million private placement. Micro-ASI plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards. Micro-ASI's preferred and common stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, we carried this investment (approximately 2% of Micro-ASI's outstanding share capital) at $500,000 on the cost method.

     In May 1999, we sold our remaining 14.5% interest in NovaNET Learning, Inc. (NLI) and recorded a gain of $2,313,227 on the sale. In February 1995, we sold the then majority of our shares of NLI common stock to Barden Companies, Inc. and recorded a $2,534,505 gain on the sale. We formed University Communications, Inc., later renamed NovaNET Learning, Inc., in June 1986 to commercialize an interactive education and communication network developed at the University of Illinois. At various times since starting NLI, we had invested an aggregate of $1,997,000 in NLI equity. During NLI's first five years, we provided custom incubation services, including interim business management and initial capital sourcing services.

     In 1995, we worked with the University of Kentucky to establish and finance Equine Biodiagnostics, Inc. (EBI), a company organized to provide diagnostic laboratory services for the equine industry. EBI marketed its initial product in its first month of operations. We made a seed investment of $25,000 in 1995 and sold our investment in EBI during fiscal 1999 for $198,850 in cash. Because we had recorded our equity in EBI's net income during our investment period, we recognized no gain or loss at the time of our sale in fiscal 1999.

     In June 1999, we obtained 15% of the equity of Digital Ink, Inc. in exchange for $50,000 in cash and $50,000 in patenting, marketing, and accounting services provided from June 1999 through January 2000. Digital Ink, Inc. has developed an electronic pen that captures and stores handwriting in its memory. Digital Ink expects applications of this proprietary technology to include wireless e-mail and fax devices, input for personal computers and personal digital assistants, remote controls and input for consumer electronic devices. We provided patenting, marketing and accounting services during the time Digital Ink developed a working prototype of this digital pen invention. Since January 2000, Digital Ink has obtained additional funding of more than $2 million to refine its product and develop its commercialization strategy. Digital Ink intends to have a low-cost version of its n-scribe pen ready for original equipment manufacturer sales in the first quarter of calendar 2001.

     In 1994, we established a majority-owned subsidiary, Vector Vision, Inc. (VVI), to develop and exploit a video compression technology developed at Lehigh University. VVI incurred research and development expenditures (included in costs of technology management services in the Consolidated Financial Statements) of approximately $78,000 in 1998. Since its inception VVI has obtained $498,000 in equity funding, $75,000 in grant funding and $99,000 from a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see Note 13 to Consolidated Financial Statements). At July 31, 2000, we owned 51.6% of VVI's outstanding common stock. At July 31, 2000, VVI is operationally inactive. Certain of VVI's proprietary technology has been accepted in a portion of the MPEG-4 standard, an international standard for low bandwidth applications such as video teleconferencing, video databases and wireless video access.

Risk Factors

     In the past, we have generated relatively limited income and until fiscal 1999, we generally experienced operating losses. The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2000:

                             2000          1999         1998          1997          1996
Operating income (loss)   $  774,038   $  421,533   $(1,381,903)  $(1,785,891)  $  (851,760)
Net income (loss)         $1,300,937   $2,919,384   $(1,235,489)  $(1,571,045)  $  (588,101)
Net cash flow from:
  Operating activities    $  458,295   $  626,083   $  (485,035)  $  (896,712)  $(1,227,743)
  Investing activities    $ (993,362)  $ (979,646)  $   600,680   $ 1,467,919   $   996,649
  Financing activities    $1,342,928   $ (361,843)  $  (351,257)  $  (317,408)  $   455,636
Net increase (decrease)
  in cash and cash
  equivalents             $  807,861   $ (715,406)  $  (235,612)  $   253,799   $   224,542

Although we had both operating and net income in fiscal 2000 and 1999, we cannot assure you that earnings will continue, and it is possible that losses could occur in the foreseeable future. In addition, our future revenues and profits or losses depend on certain factors beyond our control, including technological changes and developments, downturns in the economy or our inability to successfully commercialize the inventions and innovations of our clients. Consequently, we may not be able to generate sufficient revenues to remain profitable.

     We receive most of our revenues from licensees over which we have no control. We rely on royalties received from our licensees for most of our revenues. Retained royalties (including retained royalty settlement in 2000) constituted 96%, 95% and 92% of our consolidated total revenues for the years ended July 31, 2000, 1999 and 1998, respectively. The royalties we receive from our licensees depend on the efforts and expenditures of those licensees and we have no control over their efforts or expenditures. Additionally, our licensees' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require licensees to advise us of problems they may encounter in attempting to develop commercial products and licensees usually treat such information as confidential. You should expect that licensees will encounter problems frequently. We cannot assure you that our licensees' failure to resolve such problems will not result in a material adverse effect (financial or otherwise) on our operations.

     Our licensees, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially. Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (FDA). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee will not sell the product and therefore we will not receive royalty income based on the sales of the product.

     If we are unable to protect the intellectual property underlying our licenses or to enforce our patents adequately, we may be unable to exploit such licensed patents or technologies successfully. This could adversely affect our revenues from those licenses. Our success in earning revenues from licensees is subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that competitors may circumvent our licensed patents and thereby render our licensed patents uncommercial. In addition, upon expiration of all patents underlying a license, our royalties from that license will cease, and there can be no assurance that we will be able to replace those royalties with royalty revenues from other licenses.

     Certain of our licensed patents will expire in the near future and we may not be able to replace their royalty revenues. We currently receive royalties from licenses that we hold on forty-three
(43) patented technologies. We expect seven (7) of those patented technologies to expire in the next three years. Those patented technologies represented approximately 14% of our revenue in fiscal 2000. The loss of those royalties may adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources.

     Patent litigation is increasing; it can be expensive and may delay or prevent our licensees' products from entering the market.
In the event we determine that competitive products infringe our patent rights, we may pursue patent infringement litigation or interference proceedings against sellers of those competing products. Holders of conflicting patents or sellers of competing products may also challenge our patents in patent infringement litigation or interference proceedings. We cannot assure you that we will be successful in any such litigation or proceeding, and the results and costs of such litigation or proceeding may materially adversely affect our business, operating results and financial condition.

     In the markets for our licensees' products, technology changes rapidly and industry standards are continually evolving. This often makes products obsolete or results in short product lifecycles. Our profitability depends on our licensees' ability to adapt to such changes. Therefore, our profitability will depend in large part on our, our clients' and/or our licensees' abilities to:

  -  introduce products in a timely manner;

  -  maintain a pipeline of new technologies;

  -  enhance and improve existing products continually;

  -  maintain their development capabilities;

  - anticipate or adapt to technological changes and advances in their relevant industries; and

  - ensure continuing compatibility with evolving industry standards.

     Evaluating and securing funding for new business and product development is difficult and we cannot assure you that, once we have found a new business or product, it will be successful. We continue to seek business opportunities which are synergistic with our expertise in developing and commercializing technology or which have the potential to generate excess cash flow that we could use to build our business. We cannot assure you that we will succeed in acquiring or developing such businesses or products or that they will be profitable.

     In instances where we invest our own funds, whether directly, through a subsidiary or a joint venture or otherwise, in researching, developing, manufacturing or marketing new products, we incur the same risks as licensees with respect to new product development. New products may require additional funding after initial funds are exhausted and if such funding cannot be obtained, such new products may have to be abandoned resulting in loss of monies previously invested. New competing products or alternative technologies may render our products obsolete or otherwise unsuitable for commercialization.

     We need significant capital to operate our business and we may require additional financing. If we cannot obtain such additional financing, we may not be able to continue our operations or pursue our growth strategies. We need significant capital to invest in new developing businesses and in obtaining and marketing new technologies. Currently available funds may be insufficient to fund our growth strategy or our operations. We may need to seek additional financing sooner than we currently anticipate or to curtail our activities.

     Developing new products, creating effective commercialization strategies for technologies and enhancing those products and strategies are subject to inherent risks. These risks include unanticipated delays, unrecoverable expenses, technical problems or difficulties, as well as the possibility that development funds will be insufficient. Any one of these could make us abandon or substantially change our technology commercialization strategy. Our success will depend upon, among other things, products meeting targeted cost and performance objectives for large-scale production, our licensees' ability to adapt technologies to satisfy industry standards, satisfy consumer expectations and needs, and bring their products to the marketplace before it is saturated. They may encounter unanticipated technical or other problems resulting in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable and competitive. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from such new products.

     Strong competition within our industry may reduce our client base. Competition for technology development and commercialization services is vigorous. Several organizations, some of which are well established and have greater financial resources than we do, provide technology development and commercialization services.

     Our success depends on our ability to attract and retain key personnel and consultants. Our success depends on the knowledge, efforts, and abilities of a small number of key personnel. Our principal key employee is Mr. Frank R. McPike, Jr. In addition, we rely on services of third party consultants. To the extent we implement our plans to identify and acquire synergistic businesses, we will also need to retain the managerial and technical personnel necessary to supervise or manage these developing companies. Competition for all of these personnel is intense and we cannot assure you that we will be able to attract and retain qualified personnel. If we were to lose Mr. McPike's services or be unable to hire and retain qualified technology advisors, business consultants, intellectual property specialists, operating, financial, technical, marketing, sales, and other personnel, our profitability, prospects, financial condition and future activities could be adversely affected.

     We depend on our relationships with inventors to gain access to new technologies and inventions. If we fail to maintain existing relationships or to develop new relationships, we may reduce the number of technologies and inventions available to generate revenues. We do not invent new technologies and products ourselves. We depend on our current relationships with universities, corporations, governmental agencies, research institutions, inventors, and others to provide us technology-based opportunities we can develop into profitable equity investments and/or royalty-bearing licenses. Our failure to maintain our relationships with them could affect our business, operating results and financial condition both materially and adversely. If we are unable to forge new relationships or to maintain our current relationships, we may be unable to identify new technology-based opportunities.

     Further, we cannot be certain that our current or new relationships will maintain the volume or quality of available new technologies they currently present to us. In some cases, universities and other sources of new technologies seek to develop and commercialize these technologies themselves or through entities they develop, finance and control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources to whom we can market our services. Our inability to secure new sources of technology could have a material adverse effect on our business, operating results and financial condition.

     As part of our business strategy, we pursue other transactions or investments that may generate significant charges to earnings and may adversely affect our financial condition. We regularly review potential transactions or investments related to technologies, products or product rights, technology-driven enterprises and businesses complementary to our business. Such transactions include acquisitions of or investments in new technologies or the entities developing them. We may make such acquisitions or investments in the future. Depending upon the nature of any such transactions, we may incur charges to earnings that could be material and could have an adverse impact on the market price of our common stock.

     At July 31, 2000, we had invested $1,434,381 (12% of total assets) in two development-stage companies. This includes $736,375 from our royalty settlement with NTRU in fiscal 2000. We also hold equity interests in additional development-stage companies that we acquired in exchange for our professional services. See Note 2 in Consolidated Financial Statements. While we hold these investments, we may incur charges to earnings for impairment losses that could be material. In addition, we cannot be certain that we will be able to sell these investments, that such sales proceeds will be greater than the amounts we have invested, or that we will be able to sell these investments within any particular timeframe.

     We have not paid dividends recently and do not expect to pay dividends on our Common Stock in the foreseeable future. Since paying a single $0.10 per share dividend in March 1981, we have not paid cash dividends on our Common Stock and do not expect to declare or pay cash dividends in the foreseeable future.

     We are currently involved in two lawsuits. If the judges in these suits decide against the Company, these lawsuits could have a materially adverse effect on our business, results of operations and financial condition. For a description of these lawsuits, see Item
3.  Legal Proceedings.  These two lawsuits are:

     (a) The LabCorp suit, where we seek royalties and injunctive relief under our homocysteine patent. LabCorp has filed a counterclaim alleging noninfringement, patent invalidity and patent misuse. If LabCorp were to prevail, we could encounter substantial difficulty collecting further royalties from licensees under this patent.
     (b) The suit involving the sale of assets to Unilens. An adverse ruling in this suit could result in a substantial money judgment against the Company.

Item 2.  Properties

     Our principal executive office is approximately 9,000 square feet of leased space in an office building in Fairfield, Connecticut. The office lease expires December 31, 2001 and provides for a base rent of $202,500. We have an option to renew the lease through December 31, 2006. We believe that our facilities are adequate for our current and near-term operations.

Item 3. Legal Proceedings

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and the registrant (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by the registrant. The registrant licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. Discovery has been completed. Trial is scheduled to begin in April 2001. Through July 31, 2000, the registrant had incurred approximately $78,000 in unreimbursed litigation expenses related to this case. The registrant is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. The District Court also reopened all issues of damages and ordered a retrial to determine the nature and amount of damages to be paid by defendant. The damages retrial is scheduled to begin in March 2001. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA (Unilens) and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all the facts available to management, that the claims asserted in the suit are without merit, and the registrant intends to defend the suit vigorously. Hearings in the case have commenced before an attorney referee; further hearings are scheduled for November 2000, at which time the registrant expects to file motions to dismiss the case.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                             PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters

     (a) The Company's common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.

     Fiscal Year Ended July 31, 2000         High      Low

          First Quarter....................   6 3/4    5 1/8
          Second Quarter...................   9 3/4    4 7/8
          Third Quarter....................  23 1/2    8
          Fourth Quarter...................  15 1/2    7 5/8

     Fiscal Year Ended July 31, 1999         High      Low

          First Quarter....................   8 15/16  2 7/8
          Second Quarter...................   8 3/4    3 7/8
          Third Quarter....................   7 1/2    5
          Fourth Quarter...................   7 1/2    5 13/16

     No cash dividends were declared on the Company's common stock during the last two fiscal years.

     At October 13, 2000 there were approximately 800 holders of record of the Company's common stock.


                         COMPETITIVE TECHNOLOGIES, INC.
                           Selected Financial Data (1)
                           For the years ended July 31

Item 6.  Selected Financial Data

                                       2000          1999          1998          1997          1996 (5)
Retained royalties                 $ 3,202,194   $ 3,463,176   $ 2,400,534   $ 1,935,041   $ 1,619,909
Retained royalty settlement            736,375            --           --            --            --
Revenues under service contracts
  and grants (2)                       174,298       176,148       211,300       541,176       660,287
       Total revenues              $ 4,112,867   $ 3,639,324   $ 2,611,834   $ 2,476,217   $ 2,280,196

Income (loss) from continuing
  operations (3)(4)                $ 1,300,937   $ 2,919,384   $(1,235,489)  $(1,571,045)  $  (588,101)
Net income (loss)                  $ 1,300,937   $ 2,919,384   $(1,235,489)  $(1,571,045)  $  (588,101)

Net income (loss) per share
  (basic and diluted):
  Continuing operations            $      0.21   $      0.49   $     (0.21)  $     (0.27)  $     (0.10)
  Net income (loss)                $      0.21   $      0.49   $     (0.21)  $     (0.27)  $     (0.10)

Weighted average number of common
  shares outstanding (basic)         6,079,211     5,982,112     5,969,434     5,914,868     5,853,814

At year end:
Cash, cash equivalents
  and short-term investments       $ 6,716,429   $ 5,498,486   $ 2,634,618   $ 3,465,005   $ 4,381,630
Total assets                       $12,093,965   $ 8,959,021   $ 6,301,864   $ 7,203,480   $ 8,368,140
Long-term obligations              $        --   $        --   $        --   $   260,265   $   652,367
Shareholders' interest             $ 9,928,112   $ 7,180,286   $ 4,172,413   $ 5,014,746   $ 6,287,952

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes approximately $79,000 and $254,000 in 1997 and 1996, respectively, from a cost reimbursement contract for the Department of the Air Force.

(3) Includes $2,313,227 gain on sale of investment in NovaNET Learning, Inc. in 1999.

(4) Includes net income (losses) related to equity method affiliates of approximately $58,000 and $34,000 in 1997 and 1996, respectively. In 1996, approximately $30,000 of net income related to equity method affiliates related to USET.

(5) Includes results of USET's operations on a consolidated basis for the six months from January 31, 1996 through July 31, 1996.

(6) No cash dividends were declared or paid in any year presented.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

    At July 31, 2000, cash and cash equivalents of $1,716,375 were $807,861 higher than cash and cash equivalents of $908,514 at July 31, 1999. Operating activities provided $458,295, investing activities used $993,362 and financing activities provided $1,342,928 in the year ended July 31, 2000. In addition, the Company held approximately $5,000,000 in short-term investments available for its current operating, investing and financing needs.

    The Company's net income of $1,300,937 for the year ended July 31, 2000, included $736,375 of retained royalty settlement received in shares of NTRU Cryptosystems, Inc. (NTRU) common stock and was net of charges for the following noncash items: approximately $209,000 of depreciation and amortization, approximately $97,000 of directors' stock and stock retirement plan accruals and approximately $63,000 of minority interest.

    In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $697,000 increase in royalties receivable and the $708,000 increase in royalties payable. These changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. In addition, the Company recognized approximately $143,000 of deferred revenues during fiscal 2000.

     In March and July 2000, CTT acquired 3,172,881 shares, approximately 10% of the outstanding equity, of NTRU in exchange for reducing its royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. CTT recorded the exchange of a substantial portion of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. CTT has worked with NTRU and its founders since 1997 and acquired its original royalty interest in exchange for providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high speed public key encryption solutions. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, CTT's carrying value for this investment was $934,381. CTT accounts for this investment on the cost method.

     In April 2000, CTT paid $500,000 cash for 500,000 shares of preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. Micro-ASI plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards. Micro-ASI's preferred and common stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, CTT carried this investment (approximately 2% of Micro-ASI's outstanding share capital) at $500,000 on the cost method.

    During the year ended July 31, 2000, the Company sold available-for-sale securities for proceeds of approximately $145,000 and purchased approximately $410,000 of short-term investments.

    During fiscal 2000, the Company received approximately
$1,619,000 from stock options exercised to purchase common stock.

    In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 49,400 shares of its common stock for approximately $277,000 in cash in the fiscal year ended July 31, 2000. Since October 1998, the Company has repurchased 74,800 shares of its common stock for a total of approximately $386,000.

    At July 31, 2000, the Company had no outstanding commitments for capital expenditures.

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

    The Company does not believe that inflation had a significant impact on its operations during fiscal 2000 or 1999 or that it will have a significant impact on operations during the next twelve-month operating period.

    Currently Vector Vision, Inc. (VVI), CTT's 51.6% owned subsidiary, is operationally inactive. The Company, the inventor and others supported VVI's video compression software development activities in the past. Certain of VVI's proprietary technology has been accepted in a portion of the MPEG-4 standard, an international standard for low bandwidth applications such as video teleconferencing, video databases and wireless video access.

    The Company is involved in three pending litigation matters.
Full descriptions of them are reported in Note 13 to Consolidated
Financial Statements.

    At July 31, 2000, the Company had cash and cash equivalents of $1,716,375, short-term investments of $5,000,054, royalties receivable of $2,347,176 and royalties payable of $1,780,988.
Total assets were $12,093,965 (approximately $3,135,000 higher than at July 31, 1999), total liabilities were $2,165,853 and total shareholders' interest was $9,928,112.

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

Results of Operations - 2000 vs. 1999

    The Company's $774,038 operating income for the fiscal year ended July 31, 2000, was $352,505 (84%) higher than for the fiscal year ended July 31, 1999. Net income was $1,300,937 for the fiscal year ended July 31, 2000, compared with net income of $2,919,384 for the fiscal year ended July 31, 1999, which included an after tax gain of $2,313,227 from the Company's sale of its remaining 14.5% interest in NovaNET Learning, Inc. (NLI). The Company increased its revenues by $473,543 (13%), more than the $121,038 (4%) increase in its operating expenses.

    Total revenues in fiscal 2000 were $4,112,867, compared with $3,639,324 in fiscal 1999.

    Retained royalties in fiscal 2000 were $3,202,194, which was $260,982 (8%) lower than in fiscal 1999. Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $1,363,000 in fiscal 2000, an increase of approximately $845,000 (163%) compared with approximately $518,000 in fiscal 1999. This included new license issue fees, a minimum royalty, and royalties based on sales of licensed products.

    Retained royalties in fiscal 2000 included approximately $168,000 from a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. Homocysteine retained royalties in both fiscal years were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee as detailed above and in Note 13 to Consolidated Financial Statements.

    Retained royalties from the Vitamin B12 assay in fiscal 2000 were approximately $381,000 compared with approximately $972,000 in fiscal 1999. However, fiscal 1999 included approximately $542,000 from a licensee's change in its previously estimated royalties under Vitamin B12 assay licenses for the period from July 1993 through July 1998. Certain of these licensed patents expired in April 1998, April 1999, and February 2000. The remaining Vitamin B12 assay licensed patents are expected to expire in May 2001.

    Retained royalties in fiscal 2000 on another technology were approximately $108,000 lower than in fiscal 1999 because licensees (including sublicensees) claim that our patent does not cover their products. The Company is currently pursuing this matter.

    Retained royalties in fiscal 1999 also included $661,500 from a paid-up, non-exclusive, worldwide, field-of-use limited license granted to an unrelated foreign corporation in November 1998 on an encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee paid all the agreed milestone payments.

    Retained royalties also fluctuate due to changes in the timing of royalties reported by licensees and changes in licensees' sales of licensed products.

     In fiscal 2000, CTT recognized a retained royalty settlement of $736,375 (19% of retained royalties and 18% of total revenues) for the estimated fair value of the royalty participation it exchanged for 2,945,500 shares of common stock of NTRU valued at $0.25 per share. In addition, CTT retained a small royalty participation in NTRU's sales of CTT licensed products. Retained royalties in 1999 included $661,500 on this encryption technology, as discussed above.

    Fiscal 2000 revenues under service contracts and grants were slightly lower than in fiscal 1999. In fiscal 2000, the Company earned approximately $129,000 on two contracts, one for a government agency and one for a domestic start-up corporation. In fiscal 1999, the Company earned substantially all of these revenues from contract services to domestic corporations, including a one-time fee for assisting a start-up company to obtain equity financing. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time. The Company is not currently seeking additional fee-for-service contracts.

    Total operating expenses for fiscal 2000 were $3,338,829. This was $121,038 (4%) higher than for fiscal 1999. The Company incurred higher charges for patent litigation expenses, consultants' fees and expenses and shareholder expenses. Lower charges for public and investor relations services partially offset these increases. In addition, the Company charged $70,000 for restructuring its operations in fiscal 1999. There was no similar charge in fiscal 2000.

    Costs of technology management services were $22,644 (1%) higher in fiscal 2000 than in fiscal 1999 as more fully discussed below.

    Costs related to retained royalties were approximately $335,000 (34%) higher in 2000 than in 1999. This increase includes approximately $159,000 higher personnel costs (including benefits and overheads) associated with patenting and licensing services, $93,000 higher patent litigation and enforcement expenses (net of reimbursements) related to several litigation and pre-litigation matters, and $78,000 lower reimbursements of foreign patent expenses. Costs related to retained royalties also include domestic and foreign patent prosecution, maintenance, and litigation expenses.

    Costs related to service contracts were approximately $37,000 lower for fiscal 2000 than for fiscal 1999. Substantially all of this reduction was in personnel costs (including benefits and overheads) associated with service contracts.

    Costs associated with new client development for fiscal 2000 (principally personnel costs, including benefits and overheads) were approximately $275,000 (35%) lower than for fiscal 1999. The Company had fewer employees in fiscal 2000 than it had in fiscal 1999.

    General and administration expenses in fiscal 2000 were $168,394 (15%) higher than in fiscal 1999. Directors' fees and expenses, consultants' fees and expenses, and shareholder expenses were higher; however, lower charges for public and investor relations services partially offset these increases.

    Restructuring charges of $70,000 in fiscal 1999 related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September 1998.
Management took these actions to reduce operating expenses and improve operating efficiency.

    Interest income in fiscal 2000 was $182,935 (96%) higher than for fiscal 1999. The Company's average invested balance was approximately 66% higher and its weighted average interest rate was approximately 0.9% per annum higher than for fiscal 1999. Interest expense in fiscal 1999 related to the debt incurred in acquiring USET.

    Effective May 28, 1999, CTT sold its 14.5% interest in NLI for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995 through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT recognized a gain of $2,313,227 in its fiscal quarter ended July 31, 1999. Capital loss carryforwards sheltered the gain from Federal and state income taxes.

    During fiscal 2000, the Company sold available-for-sale securities and realized gains of $90,238, which were included in other income.

    Other expenses for fiscal 2000 and 1999 were legal expenses incurred in connection with a lawsuit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed in Note 13 to Consolidated Financial Statements. Unilens Corp. USA made no payments in either fiscal year.

    Minority interest in the losses of subsidiaries in 2000 and 1999 was VVI's minority shareholders' additional interest in its losses.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, of which a significant portion expires in fiscal 2001. See Note 7 to Consolidated Financial Statements.

    The Company does not expect adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities," to have a material effect on its financial statements. See Note 1 to Consolidated Financial
Statements.

    The Company is in the process of assessing the impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements," on its financial condition and results of operations. See Note 1 to Consolidated Financial Statements.

    The Company does not expect adoption of Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," to have a material effect on its financial statements. See Note 1 to Consolidated Financial Statements.

Results of Operations - 1999 vs. 1998

    The Company's $421,533 operating income and $2,919,384 net income for the fiscal year ended July 31, 1999, were $1,803,436 and $4,154,873 higher, respectively, than its operating loss and net loss for the fiscal year ended July 31, 1998. The Company increased its revenues by $1,027,490 (39%) and reduced its operating expenses by $775,946 (19%) compared with fiscal 1998.
Net income for fiscal 1999 included the Company's $2,313,227 gain on the sale of its investment in NLI in the fourth fiscal quarter.

    In fiscal 1999, retained royalties revenues increased substantially while revenues under service contracts decreased compared with fiscal 1998.

    Retained royalties in fiscal 1999 were $3,463,176, which was $1,062,642 (44%) higher than in fiscal 1998. Approximately $542,000 of this increase was from a licensee's change in its previously estimated royalties under Vitamin B12 assay licenses for the period from July 1993 through July 1998. This correction was partially offset by lower royalty revenues from other Vitamin B12 assay licensees due to expiration of a U.S. patent in April 1998 and certain foreign patents in April 1999. These expiring licenses contributed approximately $137,000 (4%) of total retained royalties in fiscal 1999. The remaining Vitamin B12 assay licenses are expected to expire in May 2001. Approximately $972,000 (28%) of retained royalties in fiscal 1999 were from the Vitamin B12 assay licenses. In fiscal 1998, approximately $664,000 (28%) of retained royalties were from the Vitamin B12 assay licenses.

    Retained royalties in fiscal 1999 also included $661,500 from a paid-up, non-exclusive, worldwide, field-of-use limited license granted to an unrelated foreign corporation in November 1998, on an encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee paid all the agreed milestone payments. This license generated 19% of retained royalties in fiscal 1999.

    In fiscal 1999, retained royalties from gallium arsenide semiconductor inventions, which include laser diode applications, also increased approximately $286,000 over fiscal 1998. This increase included a license issue fee and royalties from a new license as well as royalties from licensees' increased sales of licensed products. Retained royalties from gallium arsenide semiconductor inventions were approximately $518,000 (15%) of retained royalties in fiscal 1999 ($232,000 (10%) in fiscal 1998).

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

    Partially offsetting these increases in retained royalties were reductions in retained royalties because of (a) a final royalty settlement on a licensed patent that expired in September 1997 and
(b) a one-time sale of a corporate client's patented technology in fiscal 1998.

    Fiscal 1999 revenues under service contracts and grants were $35,152 (17%) lower than in fiscal 1998. The Company earned substantially all of these revenues from contract services to domestic corporations in fiscal 1999. This included a one-time fee for assisting a start-up company to obtain equity financing. The Company completed two government contracts in fiscal 1998; this accounts for most of the reduction in service contract revenues from fiscal 1998.

    Total operating expenses for fiscal 1999 were $3,217,791. This was $775,946 (19%) lower than for fiscal 1998. The Company reduced personnel and related expenses, consultants' fees, and VVI's research and development expenses. These reductions were partially offset by higher shareholders' expenses, including public and investor relations services. The Company reduced its operating expenses by closing its Cleveland, Ohio, office in January 1998 and its Bethlehem, Pennsylvania, office in September 1998 and by reducing its Connecticut office staff.

    Costs of technology management services were $72,662 (3%) lower in fiscal 1999 than in fiscal 1998 as more fully discussed below.

    Costs related to retained royalties were approximately $85,000 (9%) higher in 1999 than in 1998. This reflects higher personnel costs (including benefits and overheads) associated with patenting and licensing services partially offset by lower costs for subcontractors on retainer for certain sales and marketing services for certain corporate technologies.

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

    General and administration expenses in fiscal 1999 were approximately $473,000 (29%) lower than in fiscal 1998. The
Company had fewer employees and lower consultants' fees and expenses; however, these reductions were partially offset by higher shareholders' expenses (including public and investor relations services).

    Restructuring charges of $70,000 in fiscal 1999 related to the costs of closing the Company's Bethlehem, Pennsylvania, office and other staff reductions made in August and September 1998. Additionally, charges of $75,000 in fiscal 1998 related to the costs of closing the Company's office in Cleveland, Ohio. Management took both of these actions to reduce operating expenses and improve operating efficiency. In fiscal 1998, the Company accrued contract settlement expenses of $300,000 for the estimated costs of settling the remainder of its former president and chief executive officer's employment contract.

    Interest income in fiscal 1999 was higher than for fiscal 1998. The Company's average invested balance was approximately 29% higher but its weighted average interest rate was approximately 0.8% per annum lower than for fiscal 1998. Interest expense in fiscal 1999 and 1998 related to the debt incurred in acquiring USET.

    Other income for fiscal 1998 included approximately $18,000 gain realized from available-for-sale securities.

    Other expenses for fiscal 1999 and 1998 were legal expenses incurred in connection with a lawsuit brought against CTT, some of its subsidiaries and directors. This suit is more fully detailed in Note 13 to Consolidated Financial Statements. Unilens Corp. USA made no payments in either fiscal year.

    Minority interest in the losses of subsidiaries in 1999 and 1998 was VVI's minority shareholders' additional interest in its losses.

Forward-Looking Statements

    Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 2000, and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                              26

Consolidated Balance Sheets                                 27-28

Consolidated Statements of Operations                          29

Consolidated Statements of Changes
  in Shareholders' Interest                                    30

Consolidated Statements of Cash Flows                       31-32

Notes to Consolidated Financial Statements                  33-49


                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Competitive Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and its Subsidiaries (the "Company") at July 31, 2000 and July 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
September 28, 2000


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2000 and 1999


                                                 2000           1999
ASSETS

Current assets:
  Cash and cash equivalents                   $ 1,716,375    $  908,514
  Short-term investments                        5,000,054     4,589,972
  Available-for-sale securities                        --        39,581
  Receivables, including $9,925 and $2,449
    receivable from related parties in
    2000 and 1999, respectively                 2,420,180     1,726,046
  Prepaid expenses and other current assets       149,483       143,171
    Total current assets                        9,286,092     7,407,284

Property and equipment, at cost, net              115,518       155,089
Investments, at cost                            1,525,685        91,307
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $626,477
  and $487,806 in 2000 and 1999,
  respectively                                  1,166,670     1,305,341
    TOTAL ASSETS                              $12,093,965    $8,959,021


                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2000 and 1999
                                (Continued)

                                                  2000           1999

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $     65,443   $    109,986
  Accrued liabilities, including $5,938
    payable to related parties in 1999           2,100,410      1,668,749
    Total current liabilities                    2,165,853      1,778,735

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427 shares
    issued and outstanding                          60,675         60,675
  Common stock, $.01 par value; 20,000,000
    shares authorized; 6,190,785 and
    6,003,193 shares issued in 2000
    and 1999, respectively; and
    6,190,785 and 6,003,112 shares
    outstanding in 2000 and 1999,
    respectively                                    61,907         60,032
  Capital in excess of par value                27,053,542     25,625,072
  Treasury stock (common), at cost;
    81 shares in 1999                                   --           (919)
  Accumulated other comprehensive loss                  --        (15,625)
  Accumulated deficit                          (17,248,012)   (18,548,949)

    Total shareholders' interest                 9,928,112      7,180,286

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 12,093,965   $  8,959,021


                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 2000, 1999 and 1998


                                        2000         1999          1998
Revenues:
  Retained royalties                $ 3,202,194  $ 3,463,176   $ 2,400,534
  Retained royalty settlement           736,375           --            --
  Revenues under service contracts
    and grants, including $9,925,
    $4,947 and $101,281 from
    related parties in 2000, 1999
    and 1998, respectively              174,298      176,148       211,300
                                      4,112,867    3,639,324     2,611,834

Costs of technology management
  services                            2,037,216    2,014,572     2,087,234
General and administration expenses,
  of which $132,806, $4,800 and
  $6,504 were paid to related parties
  in 2000, 1999 and 1998,
  respectively                        1,301,613     1,133,219    1,606,503
Contract settlement expense                  --           --       300,000
Restructuring charges                        --       70,000            --
                                      3,338,829    3,217,791     3,993,737
Operating income (loss)                 774,038      421,533    (1,381,903)

Gain on sale of investment
  in NovaNET Learning, Inc.                  --    2,313,227            --
Interest income                         373,207      190,272       170,051
Interest expense                             --       (3,607)      (37,688)
Income (loss) related to
  equity method affiliates, net              --         (748)          182
Other income (expense), net              90,234      (41,337)       (8,852)

Income (loss) before minority
  interest                            1,237,479    2,879,340    (1,258,210)
Minority interest in losses of
  subsidiary                             63,458       40,044        22,721
Net income (loss)                     1,300,937    2,919,384    (1,235,489)

Other comprehensive income (loss):
  Net unrealized holding gains
    (losses) on available-for-
    sale securities                     105,863        6,249       (11,194)
  Reclassification adjustment for
    realized gains included in
    net income (loss)                   (90,238)          --       (18,482)

Comprehensive income (loss)         $ 1,316,562  $ 2,925,633   $(1,265,165)

Net income (loss) per share:
  Basic and diluted                 $      0.21  $      0.49   $     (0.21)

Weighted average number of common
  shares outstanding:
    Basic                             6,079,211    5,982,112     5,969,434
    Diluted                           6,187,407    6,009,701     5,969,434


                          See accompanying notes


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest
                For the years ended July 31, 2000, 1999 and 1998

                                                                                                         Accumulated
                           Preferred Stock                                                                  Other
                         Shares                  Common Stock       Capital in                          Comprehensive
                         issued and            Shares               excess of      Treasury Stock          Income       Accumulated
                         outstanding  Amount   issued     Amount    par value   Shares held   Amount       (Loss)         Deficit
Balance - July 31, 1997     2,427     $60,675  5,951,829  $59,518  $25,218,106   (15,346)  $ (98,511)  $    7,802     $(20,232,844)
  Exercise of common
    stock options. . . .                          33,358      333      243,684    (6,438)    (73,033)
  Exercise of common
    stock warrants . . .                           6,000       61       28,265
  Stock issued under
    1996 Directors'
    Stock Participation
    Plan . . . . . . . .                          12,006      120      101,130
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan . . . . . . . .                                                24,423    11,594      75,576
  Grant of warrants
    to consultants . . .                                                22,273
  Other comprehensive income:
    Net change in un-
      realized holding
      gains (losses) on
      available-for-sale
      securities . . . .                                                                                  (29,676)
  Net loss . . . . . . .                                                                                                (1,235,489)
Balance - July 31, 1998     2,427      60,675  6,003,193   60,032   25,637,881   (10,190)    (95,968)     (21,874)     (21,468,333)
  Exercise of common
    stock options. . . .                                                   (48)   11,500      48,578
  Stock issued under
    1996 Directors'
    Stock Participation
    Plan . . . . . . . .                                                (2,370)    7,500      38,697
  Stock issued to
    directors. . . . . .                                               (20,313)    3,125      35,450
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan . . . . . . . .                                                (1,818)   13,384      81,704
  Grant of warrants
    to consultants . . .                                                11,740
  Other comprehensive income:
    Net change in un-
      realized holding
      gains (losses) on
      available-for-sale
      securities . . . .                                                                                    6,249
  Purchase of treasury
    stock. . . . . . . .                                                         (25,400)   (109,380)
  Net income . . . . . .                                                                                                 2,919,384
Balance - July 31, 1999     2,427      60,675  6,003,193   60,032   25,625,072       (81)       (919)     (15,625)     (18,548,949)
  Exercise of common
    stock options. . . .                         187,425    1,873    1,462,744    43,598     254,856
  Tender of common stock
    as payment for
    exercise of common
    stock options. . . .                                                          (7,599)   (100,000)
  Stock issued under
    1996 Directors'
    Stock Participation
    Plan . . . . . . . .                                                (6,004)    9,375      55,340
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan . . . . . . . .                             167        2      (28,270)    4,107      67,268
  Other comprehensive income:
    Net change in un-
      realized holding
      gains (losses) on
      available-for-sale
      securities. . . . .                                                                                  15,625
  Purchase of treasury
    stock . . . . . . . .                                                        (49,400)   (276,545)
  Net income. . . . . . .                                                                                                1,300,937

Balance - July 31, 2000     2,427     $60,675  6,190,785  $61,907  $27,053,542        --   $      --   $       --     $(17,248,012)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2000, 1999 and 1998


                                       2000         1999          1998
Cash flow from operating
  activities:
  Net income (loss)                $ 1,300,937  $ 2,919,384   $(1,235,489)
  Noncash items included in
    net income (loss):
    Retained royalty settlement
      paid with shares of NTRU
      common stock                    (736,375)          --            --
    Depreciation and
      amortization                     209,225      201,277       233,657
    Equity method affiliates                --          748          (182)
    Minority interest                  (63,458)     (40,044)      (22,721)
    Directors' stock and
      stock retirement plan
      accruals                          97,085      140,101       175,004
    Contract settlement accrual             --           --       300,000
    Amortization of discount
      on purchase obligation                --        3,607        37,688
    Other noncash items                 63,458       51,784        11,872
  Gain on sale of investments          (90,503)  (2,313,227)           --
  Other                                      3           21       (11,994)
  Net changes in various
    operating accounts:
      Receivables                     (694,134)    (184,109)      (87,902)
      Prepaid expenses and other
        current assets                  (6,312)      (3,391)      (24,243)
      Accounts payable and
        accrued liabilities            378,369     (150,068)      139,275
Net cash flow from
  operating activities                 458,295      626,083      (485,035)


                                (continued)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2000, 1999 and 1998
                                (Continued)


                                         2000         1999          1998
Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (30,983)     (46,480)      (24,433)
  Investments in cost-method
    affiliates                        (698,006)          --            --
  Proceeds from sales of:
    Available-for-sale securities      145,444           --     1,500,000
    Other short-term investments           265                         --
  Purchases of short-term
    investments                       (410,082)  (3,612,606)     (861,213)
  Proceeds from sales of
    investments in:
    NovaNET Learning, Inc.                  --    2,472,602            --
    Equine Biodiagnostics, Inc.             --      198,850            --
  Investments in affiliates and
    subsidiaries, net                       --        7,988       (13,674)
Net cash flow from
  investing activities                (993,362)    (979,646)      600,680
Cash flow from financing
 activities:
  Proceeds from exercise of
    stock options and warrants       1,619,473       48,530       199,310
  Purchases of treasury stock         (276,545)    (109,380)           --
  Repayment of purchase
    obligation                              --     (300,993)     (550,567)
Net cash flow from financing
  activities                         1,342,928     (361,843)     (351,257)
Net increase (decrease) in cash
  and cash equivalents                 807,861     (715,406)     (235,612)
Cash and cash equivalents,
  beginning of year                    908,514    1,623,920     1,859,532
Cash and cash equivalents, end
  of year                          $ 1,716,375   $  908,514   $ 1,623,920

                          See accompanying notes


             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company). CTT's majority-owned subsidiaries are Digital Acorns, Inc., Competitive Technologies of Ohio, Inc. (CTT-OH), University Optical Products Co. (UOP), Genetic Technology Management, Inc. (GTM) and Vector Vision, Inc. (VVI). Prior to fiscal 2000, CTT's majority-owned subsidiaries also included University Science, Engineering and Technology, Inc. (USET) and Competitive Technologies of PA, Inc. (CTT-
PA). USET and CTT-PA were dissolved effective July 31, 1999 and CTT assumed their operations, assets and obligations. These changes do not affect the consolidated results of operations. Intercompany accounts and transactions have been eliminated in consolidation.

Business

    The Company provides technology development and commercialization services with respect to a broad range of digital/electronic, life sciences and physical sciences technologies originally invented by various individuals, corporations, federal agencies and laboratories and universities. These services include technical evaluations, patent and market assessments, patent application and prosecution, patent enforcement, licensing, license management and royalty distribution.
The Company seeks to maximize returns on research, development and patent investments (intellectual property assets) by selling, licensing or otherwise transferring innovations to others, or when appropriate, by investing in new entities to commercialize them.

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

Reclassifications

    Certain accounts have been reclassified to conform with the presentation in financial statements for fiscal 2000.

Royalty Revenues

     The Company's technology license agreements generally include up-front license issue fees, minimum annual license fees and royalties based on the licensees' sales of licensed products. The Company's technology license agreements infrequently include terms that provide for milestone payments and/or up-front paid-up license fees. The Company includes all of these fees and royalties in retained royalty revenues. The Company's license agreements provide that licensees report and pay royalties within 30, 60 (usually) or 90 days of the end of the royalty reporting period. When the Company agrees to a technology license, the Company usually does not agree to any continuing obligations on its part. Up-front license issue fees and minimum annual license fees are nonrefundable.

     The Company recognizes revenue on up-front license issue fees and up-front paid-up license fees when both (a) the license agreement is effective and (b) the Company has received the up-front license fees. Because the Company cannot be certain that it will collect minimum annual license fees, it recognizes revenue on minimum annual license fees when it receives them. Although the Company has infrequently agreed to milestone payments in its license agreements, because they are contingent on the licensee's acceptance of completed performance, the Company recognizes royalty revenue when both (a) no contingencies remain and (b) it has received the milestone payment.

     Before receiving its licensees' royalty reports, the Company is unable to estimate their royalties on sales of licensed products. Therefore, for royalties earned on licensees' sales, the Company accrues royalty revenue (and the related royalty receivable and royalty payable) based on royalty reports and/or payments it receives from its licensees relating to the period being reported. The Company does not provide an allowance for uncollectible royalties.

Revenues under Service Contracts and Grants

     For fixed-price or fixed-rate contracts for technology development, licensing or other commercialization services, the Company recognizes revenues under service contracts in the period it provides the contractual services based on the percentage of completion.

     The Company recognizes grant revenues, which are nonrefundable except under certain conditions (see Note 13), in the period grant funds are earned under the terms of the grant.

Expenses

     The Company charges its expenditures in connection with evaluating inventions, patenting inventions, licensing inventions and enforcing intellectual property rights to operations in the period they are incurred. Costs of technology management services include direct costs associated with technology development and commercialization services and personnel costs (including benefits and overhead expenses).

Cash Equivalents and Short-Term Investments

    The Company classifies overnight bank deposits as cash equivalents. Cash equivalents are carried at fair value. The Company classifies all highly liquid investments other than overnight deposits as short-term investments. Short-term investments are carried at fair value. The Company's bank and investment accounts are maintained with two financial institutions. The Company's policy is to monitor the financial strength of these institutions on an ongoing basis.

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

Intangible Assets Acquired

    Intangible assets acquired in connection with an acquisition comprise principally licenses and patented technologies recorded at their estimated fair value at acquisition on January 31, 1996. That value is amortized on a straight-line basis over their estimated remaining lives (approximately 13 years from the date acquired).

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

Stock-Based Compensation

    The Company accounts for employee and director stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the pro forma effects that fair value accounting would have on net income and earnings per share. The Company charges operations for the fair value of stock options or other equity instruments issued to nonemployee providers of goods and services in the period they provide goods or services.

Impairment of Long-lived Assets

    The Company reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Comprehensive Income (Loss)

    Comprehensive income (loss) includes all changes, net of tax, in shareholders' interest that result from recognized transactions and other economic events of the period other than transactions of shareholders in their capacities as shareholders.

Segment Information

    The Company operates in a single reportable segment determined on the basis management uses to make operating decisions and assess performance.

Future Impact of Adopting Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, it issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, it issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of Statement No. 133." These Statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and hedging activities. The Company will adopt these Statements on August 1, 2001. The Company has not invested in derivative instruments or engaged in hedging activities and therefore does not expect adoption to have a material effect on its financial statements.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." This amendment provides additional time to implement SAB 101. SAB 101 as amended requires companies to analyze their revenue recognition policies for compliance with generally accepted accounting principles summarized in SAB 101 no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of assessing the impact of SAB 101 on its financial condition and results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25." This Interpretation clarifies the definition of employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan is compensatory or noncompensatory, the accounting consequences of various modifications to terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The new rules generally increase situations where stock-based compensation results in a compensation charge. This Interpretation is generally effective for transactions occurring after July 1, 2000, but may apply to certain transactions after December 15, 1998 or January 12, 2000. Although the Interpretation may affect the terms and provisions of future option grants, the Company does not expect adoption to have a material effect on its financial statements.

 2.  INVESTMENTS

     In March and July 2000, CTT acquired 3,172,881 shares, approximately 10% of the outstanding equity, of NTRU Cryptosystems, Inc.
(NTRU) in exchange for reducing its royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. CTT recorded the exchange of a substantial portion of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. CTT has worked with NTRU and its founders since 1997 and acquired its original royalty interest in exchange for providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high speed public key encryption solutions. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, CTT's carrying value for this investment was $934,381. CTT accounts for this investment on the cost method.

     In April 2000, CTT paid $500,000 cash for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. Micro-ASI plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards. Micro-ASI's preferred and common stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2000, CTT carried this investment (approximately 2% of Micro-ASI's outstanding share capital) at $500,000 on the cost method.

    Effective May 28, 1999, CTT sold its 14.5% interest in NovaNET Learning, Inc. (NLI) for $2,472,602 in cash in connection with NLI's acquisition by National Computer Systems, Inc. From February 15, 1995 through May 28, 1999, CTT accounted for its $159,375 investment in NLI under the cost method. CTT recognized a gain of $2,313,227 in its fiscal quarter ended July 31, 1999. Capital loss carryforwards sheltered the gain from Federal and state income taxes.

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

3.  RECEIVABLES

    Receivables were:

                               July 31,     July 31,
                                 2000         1999

    Royalties                 $2,347,176   $1,649,713
    Other                         73,004       76,333
                              $2,420,180   $1,726,046


 4.  AVAILABLE-FOR-SALE SECURITIES

    The components of the Company's available-for-sale securities were as follows:
                                Gross          Gross
                Aggregate     Unrealized     Unrealized
Security Type   Fair Value  Holding Gains  Holding Losses  Cost Basis

At July 31, 1999
  Equity
  Securities      $39,581      $  --           $15,625       $55,206

    For the years ended July 31, 2000 and 1998, respectively, proceeds from the sale of available-for-sale securities were $145,444 and $1,500,000 which resulted in gross realized gains of $90,238 in 2000 and $18,482 in 1998. The Company computes realized gains based on specific identification.

    Because the Company has capital loss carryforwards, no tax effect is reported on the Company's unrealized gains on securities reported in other comprehensive income (loss).

 5. PROPERTY AND EQUIPMENT

    Property and equipment were:

                                           July 31,      July 31,
                                             2000          1999

    Equipment and furnishings, at cost    $  228,326    $  263,960
    Leasehold improvements, at cost           59,860        55,196
                                             288,186       319,156

    Accumulated depreciation
      and amortization                      (172,668)     (164,067)
                                          $  115,518    $  155,089

    Depreciation expense was $70,554, $62,605 and $81,516 in 2000, 1999 and 1998, respectively.

 6. ACCRUED LIABILITIES

    Accrued liabilities were:

                                           July 31,      July 31,
                                             2000          1999

    Royalties payable                     $1,780,988    $1,072,704
    Accrued compensation                     147,766       172,587
    Deferred revenues                         10,521       153,741
    Other                                    161,135       269,717
                                          $2,100,410    $1,668,749

 7. INCOME TAXES

     The income tax provisions for 2000, 1999 and 1998 have been offset by utilizing operating and capital loss carryforwards. Prior years' loss carryforwards were previously offset by a valuation allowance.

     Components of the Company's net deferred tax assets (in thousands) were:

                                         July 31,     July 31,
                                           2000         1999

     Net operating loss carryforwards    $ 4,483      $ 5,584
     Net capital loss carryforwards          331          368
     Installment receivable from
       sale of discontinued operation      1,449        1,410
     Other, net                             (185)        (271)
       Net deferred tax assets             6,078        7,091
     Valuation allowance                  (6,078)      (7,091)
     Net deferred tax asset              $    --      $    --

     At July 31, 2000, the Company had Federal net operating loss carryforwards of approximately $13,185,000, which expire from 2001 through 2013 ($4,343,000 in 2001, $4,371,000 in 2002, $157,000 in 2004
and $57,000 in 2005).

     Changes in the valuation allowance (in thousands) were:

                                     2000        1999        1998

Balance, beginning of year         $ 7,091     $ 8,236     $ 8,461
Charged to costs and expenses          325           7         468
Credited to costs and expenses      (1,338)     (1,152)       (693)
Balance, end of year               $ 6,078     $ 7,091     $ 8,236

Amounts charged to costs and expenses offset corresponding deferred tax asset increases. Amounts credited to costs and expenses result from deferred tax asset reductions, including utilizing and expiring net operating and capital losses. The Company's ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore it provided a full valuation allowance.

 8.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at CTT's option.

Stock-based Compensation Plans

     At July 31, 2000, CTT had stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its employee stock option plans or for its 2000 Directors Stock Option Plan. The compensation expense that has been charged against income for grants under its 1996 Directors' Stock Participation Plan, Common Stock Warrants and Employees' Common Stock Retirement Plan is reported below.

     Had compensation expense for CTT's employee and directors stock option plans been determined based on the fair value at the grant dates for options awarded under those plans consistent with the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                           For the years ended July 31,
                                       2000         1999          1998

Net income (loss)    As reported    $1,300,937   $2,919,384   $(1,235,489)
                     Pro forma      $  707,572   $2,784,168   $(1,305,996)
Basic
  earnings           As reported    $     0.21   $     0.49   $     (0.21)
  per share          Pro forma      $     0.12   $     0.46   $     (0.22)

Fully diluted
  earnings per       As reported    $     0.21   $     0.49   $     (0.21)
  share              Pro forma      $     0.11   $     0.46   $     (0.22)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   For the years ended July 31,
                                 2000          1999         1998

Dividend yield                   0.0%          0.0%         0.0%
Expected volatility             62.1%         51.0%        42.1%
Risk-free interest rates         5.9%          4.9%         6.0%
Expected lives                   3 years       4 years      4 years

     The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

Employee Stock Option Plans

     CTT has a stock option plan which expires December 31, 2000. Under this plan both incentive stock options and nonqualified stock options may be granted to key employees. Incentive stock options may be granted at an exercise price not less than the fair market value of the optioned stock on the grant date. Nonqualified stock options may be granted at an exercise price not less than 85% of the fair market value of the optioned stock on the grant date. Options generally vest over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding. The following information relates to the stock option plan which expires December 31, 2000.

                                         July 31,     July 31,
                                           2000         1999

Common shares reserved for
  issuance on exercise of options        372,088      547,888
Shares available for future
  option grants                           45,096       43,346


     On March 31, 1998, shareholders approved the 1997 Employees' Stock Option Plan. Options granted under this plan may be either incentive stock options or nonstatutory options at an option price of not less than 100% of the fair market value of the stock at grant date. Option vesting provisions are determined when options are granted. The maximum term of any option under the 1997 option plan is ten years from the grant date. No options may be granted after September 30, 2007. The following information relates to the 1997 Employees' Stock Option Plan.

                                         July 31,     July 31,
                                           2000         1999

Common shares reserved for
   issuance on exercise of options       225,777      275,000
Shares available for future
   option grants                         143,752      225,000


2000 Directors Stock Option Plan

     On January 27, 2000, shareholders approved the 2000 Directors Stock Option Plan. Options granted under this plan are nonstatutory options granted at an option price equal to 100% of the fair market value of the stock at grant date. The maximum term of any option under the 2000 option plan is ten years from the grant date. No options may be granted after January 1, 2010. The following information relates to the 2000 Directors Stock Option Plan.

                                         July 31,
                                           2000
Common shares reserved for
   issuance on exercise of options       244,000
Shares available for future
   option grants                         190,000


1996 Directors' Stock Participation Plan

     Under the terms of the 1996 Directors' Stock Participation Plan which expires January 2, 2006, on the first business day of January each year, CTT shall issue to each outside director who has been elected by shareholders and served at least one year as a director the lesser of 2,500 shares of CTT's common stock or shares of CTT's common stock equal to $15,000 on the date such shares are issued. Should an eligible director terminate as a director before January 2, CTT shall issue such director a number of shares equal to the proportion of the year served by that director.

     In 2000, 1999 and 1998, CTT issued 9,375, 7,500 and 12,006 shares of common stock, respectively, to eligible directors. In 1999, 3,125 additional shares were issued to two directors outside the 1996 Directors' Stock Participation Plan. In 2000, 1999 and 1998, CTT charged to expense $58,085, $45,078 and $75,000, respectively, over the directors' respective periods of service. The following information relates to the 1996 Directors' Stock Participation Plan.

                                         July 31,     July 31,
                                           2000         1999

Common shares reserved for
   future share issuances                 65,119       74,494

Common Stock Warrants

     From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. In 1999 and 1998, CTT charged to expense the fair value of warrants to purchase 3,000 and 11,500 shares of its common stock, respectively, totaling $11,740 and $22,273, respectively. Information about CTT's common stock warrants outstanding as of July 31, 2000 is presented below.

                Number    Warrant    Aggregate
                of        Price per  Exercise    Expiration
Issued          Shares    Share      Price       Date

September 1996   3,000    $ 9.875     $ 29,625   September 2001
August 1997      2,500    $11.094     $ 27,735   August 2002
November 1997    6,000    $ 9.000     $ 54,000   October 2000
May 1998         3,000    $ 9.000     $ 27,000   April 2001
August 1998      3,000    $ 9.000     $ 27,000   July 2001
                17,500                $165,360

Summary of Common Stock Options and Warrants

     A summary of the status of all CTT's common stock options and warrants as of July 31, 2000, 1999 and 1998, and changes during the years then ended is presented below.

                                     For the years ended July 31,
                           2000               1999               1998

                            Weighted-          Weighted-          Weighted-
                            Average            Average            Average
                            Exercise           Exercise           Exercise
                    Shares  Price     Shares   Price     Shares   Price
Outstanding,
  beginning
  of year          584,042  $ 8.38    506,542  $ 9.43    494,900  $ 9.05
Granted            239,500  $ 6.54    127,000  $ 4.33    146,000  $10.77
Forfeited          (44,000) $ 6.82         --  $   --    (39,000) $11.09
Exercised         (231,023) $ 6.94    (11,500) $ 4.22    (39,358) $ 6.20
Expired or
  Terminated       (68,002) $ 9.19    (38,000) $ 9.97    (56,000) $10.10
Outstanding,
  end of year      480,517  $ 8.19    584,042  $ 8.38    506,542  $ 9.43

Exercisable
  at year-end      397,567  $ 8.42    479,667  $ 8.69    408,042  $ 9.11
Weighted-average
  fair value of
  grants during
  the year        $   2.12            $  1.70            $  3.02

    The following table summarizes information about all common stock options and warrants outstanding at July 31, 2000.

                               Weighted-
                               Average       Weighted-                Weighted-
Range of                       Remaining     Average                  Average
Exercise         Number        Contractual   Exercise   Number        Exercise
Prices           Outstanding   Life          Price      Exercisable   Price

$ 4.22-$ 9.875   383,017       5.86 years    $ 7.42     311,317       $ 7.65
$11.06-$11.875    97,500       3.74 years    $11.19      86,250       $11.20

Employees' Common Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. Under the terms of this Plan, a committee of outside directors annually recommends for full Board approval a contribution of shares of CTT's common stock to the Plan. For the fiscal years ended July 31, 2000, 1999 and 1998, the Board authorized contributions of 4,274, 13,384 and 11,594 shares, respectively, valued at approximately $39,000, $79,900 and $100,000, respectively, based on year-end closing prices. CTT charged these amounts to expense in 2000, 1999 and 1998, respectively.

 9.  STOCK REPURCHASE PLAN

     In October, 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 49,400 shares of its common stock for $276,545 in cash in 2000 and 25,400 shares of its common stock for $109,380 in cash in 1999. CTT reissued repurchased shares as reported in Consolidated Statement of Changes in Shareholders' Interest.

10.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service requirements. Eligible employees may contribute up to 15% of their annual compensation to this plan limited to an amount specified by the Internal Revenue Service each year ($10,500 for 2000; $10,000 for 1999 and 1998). The Company may also make discretionary matching contributions. During the years ended July 31, 2000, 1999 and 1998, the Company made no matching contributions.

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

     Approximately $1,363,000 (35% of retained royalties and 33% of total revenues) in 2000 was from several licenses of the gallium arsenide patents. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. Approximately $992,000 of this total was from one U.S. licensee's sales of licensed product during the year. The remaining $371,000 was from several foreign licensees and included license issue fees from executing two new licenses. The U.S. patents for these technologies expire between May 2001 and September 2006.

     In 2000 CTT recognized a retained royalty settlement of $736,375 (19% of retained royalties and 18% of total revenues) for the estimated fair value of the royalty participation it exchanged for 2,945,500 shares of common stock of NTRU valued at $0.25 per share. In addition, CTT retained a small royalty participation in NTRU's sales of CTT licensed products. Retained royalties in 1999 included $661,500 (19% of retained royalties and 18% of total revenues) from a paid-up, non-exclusive, worldwide, field-of-use limited license granted to an unrelated foreign corporation in November 1998 on an encryption technology. All performance milestones agreed in the license were met during fiscal 1999 and the licensee paid all the agreed milestone payments.

     Approximately $381,000 (10% of retained royalties and 9% of total revenues) in 2000 was from several licenses of the Vitamin B12 assay. Certain of these licensed patents expired in April 1998, April 1999 and February 2000. The remaining Vitamin B12 assay licenses are expected to expire in May 2001.

     Retained royalties for 2000, 1999 and 1998, include $534,880, $1,094,415 and $192,433, respectively, from foreign licensees. These fiscal 2000 foreign royalties include the $371,000 from the gallium arsenide portfolio noted above and the 1999 foreign royalties include the $661,500 from the paid-up license of the encryption technology noted above.

12.  NET INCOME (LOSS) PER SHARE

     The following table sets forth computations of basic and diluted net income (loss) per share.


                                        For the years ended July 31,
                                      2000        1999         1998

Net income (loss)
  applicable to common stock:
    Basic and diluted:             $1,300,937  $2,919,384  $(1,235,489)

Weighted average number of common
  shares outstanding                6,079,211   5,982,112    5,969,434

Effect of dilutive securities:
  Stock options                       106,022      27,589           --
  Stock warrants                        2,174          --           --

Weighted average number of common
  shares outstanding and dilutive
  securities                        6,187,407   6,009,701    5,969,434

Net income (loss) per
  share of common stock:
    Basic and diluted              $     0.21  $     0.49  $     (0.21)


     At July 31, 2000, 1999 and 1998, respectively, options and warrants to purchase 97,500, 449,042 and 506,542 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     In November 1996, CTT relocated its principal executive office to Fairfield, Connecticut under a lease which expires December 31, 2001. CTT has an option to renew the lease for an additional five years.

     At July 31, 2000, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

     For the years ending July 31:

       2001                                $207,240
       2002                                  89,115
       2003                                   4,740
       2004                                   4,740
       2005                                   4,345
     Total minimum payments
       required                            $310,180


     Total rental expense for all operating leases was:

                                   For the years ended July 31,
                                 2000         1999         1998

Minimum rentals               $ 212,425    $ 195,602    $ 219,265
Less: Sublease rentals          (27,870)     (29,356)     (25,323)

                              $ 184,555    $ 166,246    $ 193,942

Contract Settlement Obligation

     The Company's former President and Chief Executive Officer, whose employment contract ran through July 31, 1999, resigned his employment with the Company to pursue other opportunities. In connection with his resignation, the Company accrued contract settlement costs of $300,000 in the fourth quarter of fiscal 1998. The Company paid all settlement costs, totaling $298,000, during the year ended July 31, 1999.

Other Obligations

     The Company has an employment contract with one of its officers from December 1999 through December 2002 with aggregate minimum compensation of $185,000 per year.

     CTT and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized.
During fiscal 2000 and 1999, CTT charged $2,733 and $3,188 in related royalty expenses to operations. No other such expenses were charged in any prior years. CTT's and VVI's remaining contingent obligations were $203,146 and $224,127, respectively, at July 31, 2000.

     In connection with Renova litigation settled in June 1992, CTT incurred approximately $67,000 of contingent legal fees. CTT agreed to pay one-half of proceeds received from settlement of the related litigation, if any, to a limit of three times the contingent fees incurred (approximately $202,000). Through July 31, 2000, CTT had paid cumulative contingent legal fees of $200,047, of which $33,629, $44,098 and $45,494 were charged to operations in 2000, 1999 and 1998, respectively.

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. Discovery has been completed. Trial is scheduled to begin in April 2001. Through July 31, 2000, CTT had incurred approximately $78,000 in unreimbursed litigation expenses related to this case. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaT, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. The District Court also reopened all issues of damages and ordered a retrial to determine the nature and amount of damages to be paid by defendant. The damages retrial is scheduled to begin in March 2001. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.

     In 1989 UOP, a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992.
Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2000, 1999 or 1998.

     CTT recognized other expenses from continuing operations of $269, $41,337 and $29,334, in 2000, 1999 and 1998, respectively, for legal expenses related to the suit described in the following paragraph.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, GTM, its majority-owned subsidiary, UOP, and one current and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to defend vigorously the action instituted by plaintiffs. Hearings in the case have commenced before an attorney referee; further hearings are scheduled for November 2000, at which time the Company expects to file motions to dismiss this case. Through July 31, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

14.  RELATED PARTY TRANSACTIONS

     During 2000, CTT incurred charges of approximately $133,000 for consulting services (including expenses and taxes) provided by two directors. CTT also earned approximately $10,000 performing services for a company of which another director is president.

     CTT earned approximately $5,000 and $101,000 in 1999 and 1998, respectively, from contracts with Lehigh University, which then owned 20% of the outstanding common stock of CTT-PA.


Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

  Not applicable.

                               PART III

Item 10.    Directors and Executive Officers of the Company

     The following table sets forth information with respect to each director and executive officer according to the information furnished the Company by him:


Name, Age and
Positions Currently     Principal Occupation    Director of the
Held with the Company   During Past Five        Company Since
                        Years; Other Public
                        Directorships

George C.J. Bigar,      Professional            December 1996
43, Director            Investor.

Richard E. Carver,      President and Chief     January 2000
63, Director            Executive Officer,
                        MST America (an
                        international
                        business strategies
                        consultancy) since
                        January 1995;
                        President and Chief
                        Executive Officer,
                        RPP America (a
                        company that sells
                        solid waste
                        wrapping systems)
                        since November
                        1998; President and
                        Chief Executive
                        Officer, Zeppelin
                        of North America (a
                        manufacturer of
                        spun metal parts
                        for space
                        applications -
                        shuttles,
                        satellites, launch
                        vehicles) from June
                        1994 to December
                        1995; President and
                        Chief Executive
                        Officer, ZF
                        Industries
                        (manufacturer of
                        driveline, steering
                        and suspension
                        components for
                        automobile and
                        machinery makers)
                        from May 1988 to
                        December 1994;
                        Chairman and Chief
                        Executive Officer,
                        Carver Lumber
                        Company (provider
                        of building
                        materials for new
                        home construction
                        and prefabrication)
                        from May 1988 to
                        December 1999.

George W. Dunbar,       Chief Executive         November 1999
Jr., 54, Director       Officer, EPIC
                        Therapeutics, Inc. (a
                        drug delivery
                        technology company)
                        since September 2000;
                        Acting President and
                        Chief Executive
                        Officer of StemCells,
                        Inc. (previously
                        known as Cyto-
                        Therapeutics, Inc.)
                        since February 2000;
                        Acting President of
                        StemCells California,
                        Inc. (a wholly-owned
                        subsidiary of
                        StemCells, Inc.)
                        since November 1999
                        (companies developing
                        organ-specific, human
                        platform stem cell
                        technologies to treat
                        diseases); President
                        and Chief Executive
                        Officer, Metra
                        BioSystems, Inc. (a
                        developer of products
                        to detect and manage
                        bone and joint
                        diseases) from 1991
                        to August 1999.
                        Director of Quidel
                        Corporation, Sonus
                        Pharmaceuticals,
                        Inc., and LJL
                        BioSystems, Inc.

Samuel M. Fodale, 57,   President, Central      October 1998
Director                Maintenance Services,
                        Inc. (a service and
                        warehousing
                        corporation serving
                        the automobile
                        industry).

Frank R. McPike, Jr.,   President and Chief     February 1999
51, President, Chief    Operating Officer of
Operating Officer,      the Company since
Treasurer, Chief        October 1998; Interim
Financial Officer and   Chief Executive
Director                Officer of the
                        Company from August
                        to October 1998;
                        Secretary of the
                        Company from August
                        1989 to February
                        1999; Treasurer of
                        the Company since
                        July 1988; Vice
                        President, Finance
                        and Chief Financial
                        Officer of the
                        Company since
                        December 1983;
                        Director of the
                        Company from July
                        1988 to March 1998
                        and since February
                        1999.

Charles J. Philippin,   Chief Executive         June 1999
50, Director            Officer, On-Line
                        Retail Partners (a
                        provider of
                        management and
                        technology resources
                        for branded e-
                        commerce businesses)
                        since June 2000; a
                        member of the
                        management committee
                        of Investcorp
                        International, Inc.
                        (a global investment
                        group that acts as a
                        principal and
                        intermediary in
                        international
                        investment
                        transactions) from
                        July 1994 to May
                        2000.  Director of
                        Jostens, Inc.

John M. Sabin, 46,      General Counsel and     December 1996
Director and Chairman   Chief Financial
of the Board of         Officer of
Directors               NovaScreen
                        Biosciences
                        Corporation
                        (previously known
                        as Oceanix
                        Biosciences
                        Corporation) (a
                        developer of
                        biotechnology-based
                        tools to accelerate
                        drug discovery and
                        development) since
                        January 2000;
                        business consultant
                        from September 1999
                        to January 2000;
                        Executive Vice
                        President and Chief
                        Financial Officer,
                        Hudson Hotels
                        Corporation (a
                        limited service
                        hotel development
                        and management
                        company) May 1998
                        to September 1999;
                        Senior Vice
                        President and
                        Treasurer, Vistana,
                        Inc. (a developer
                        of vacation
                        timeshares)
                        February 1997 to
                        May 1998; Vice
                        President, Finance,
                        Choice Hotels
                        International,
                        Inc., October 1996
                        to February 1997;
                        Vice President-
                        Mergers and
                        Acquisitions,
                        Choice Hotels
                        International,
                        Inc., June 1995 to
                        October 1996; Vice
                        President-Finance
                        and Assistant
                        Treasurer, Manor
                        Care, Inc. and
                        Choice Hotels
                        International,
                        Inc., December 1993
                        to October 1996;
                        Vice President-
                        Corporate Mergers
                        and Acquisitions,
                        Marriott
                        Corporation, 1988
                        to December 1993.
                        Director of Cysive,
                        Inc.

     The terms of all officers of the Company are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. McPike has an employment contract with the Company; this contract is described in
Item 11, Executive Compensation. There is no family relationship between any director or executive officer of the Company.

Item 11. Executive Compensation

Summary Compensation

    The following table summarizes the total compensation accrued, earned or paid by the Company for services rendered during each of the fiscal years ended July 31, 2000, 1999 and 1998 to the sole person who served as an executive officer of the Company during the fiscal year ended July 31, 2000 (the Specified Executive).

                      SUMMARY COMPENSATION TABLE

                         Annual Compensation (A)

                                                       Long Term
                                                       Compensation
                                                         Awards
                                                         ______
                                                       Securities  All Other
Name and Principal     Fiscal                          Underlying  Compensation
Position               Year    Salary ($)  Bonus ($)   Options (#)     ($)

Frank R. McPike, Jr.   2000     184,039    25,000      100,000     17,174 (B)
  President, Chief     1999     179,200        --           --     16,422 (B)
  Operating Officer    1998     167,000        --       20,000     17,460 (B)
  and Chief
  Financial
  Officer

(A) The aggregate amount of any perquisites or other personal benefits was less than 10% of the total of annual salary and bonus and is not included in the above table.

(B) Consists principally of amounts contributed for Mr. McPike to Competitive Technologies, Inc.'s Employees' Common Stock Retirement Plan. The Company contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31 of each year. Also includes premiums paid for term life insurance policies (see below).

Option Grants

     The following table summarizes the stock options granted by the Company during the fiscal year ended July 31, 2000 to the Specified Executive.

                   OPTION GRANTS IN LAST FISCAL YEAR

                      Individual Grants

                                  Percent                           Potential
                      Number of   of Total                          Realizable
                      Securities  Options                           Value at
                      Underlying  Granted to                        Assumed Annual
                      Options     Employees   Exercise              Rates of Stock
                      Granted     in Fiscal   Price     Expiration  Appreciation
Name                  (#)(1)      Year        ($/Sh)    Date        for Option Term
                                                                    5% ($)    10% ($)

Frank R. McPike, Jr.  100,000     56%         $5.5625   12/7/2009  $349,823   $886,519

(1)  Options vest according to the terms stated in Employment
Agreements below.

Option Exercises and Year End Value

     For the Specified Executive, the following table summarizes stock options exercised during the fiscal year ended July 31, 2000 and stock options held at July 31, 2000.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                       Shares                Unexercised      In-the-Money
                       Acquired              Options          Options at
                       On         Value      at FY-End (#)    FY-End ($)
                       Exercise   Realized   Exercisable/     Exercisable/
Name                   (#)        ($)        Unexercisable    Unexercisable

Frank R. McPike, Jr.   17,975     $166,191   154,567/25,000   $748,547/$139,063

Employment Agreements

     Effective December 7, 1999, the Company entered into an employment agreement with Mr. McPike providing for his employment as President and Chief Operating Officer for a three-year term and for base compensation at a minimum rate of $185,000 per year, subject to annual reviews and increases in the sole discretion of the Board of Directors. The employment is at will and can be terminated by either party at any time with or without cause. The agreement also provides, among other things:

     -- a procedure for annual renewals of the employment term with continuation of pay for six months after non-renewal unless non-renewal is for cause

     -- severance payments of up to one year's base compensation in certain circumstances

     -- a period of non-competition covering the remainder of the employment term plus six months in certain circumstances.

The employment agreement also confirms ten-year stock options for the purchase of 100,000 shares of the Company's Common Stock granted to Mr. McPike on December 7, 1999 at a price of $5.5625 per share and vesting as follows:

     --   25,000 options on grant date

     --   12,500 options one year from grant date

     --   12,500 options two years from grant date

     -- 25,000 options nine years from grant date, subject to acceleration of vesting if during the one-year period following the grant date the average closing price of the Company's Common Stock for 20 consecutive trading days is $8.00 or higher (vested February 10, 2000)

     -- 25,000 options nine years from grant date, subject to acceleration of vesting if during the two-year period following the grant date the average closing price of the Company's Common Stock for 20 consecutive trading days is $10.00 or higher (vested March 1, 2000).

Other Arrangements

     The Company provides term life insurance for certain of its officers. The policy amount in the event of death is $250,000 for Mr. McPike. The Company paid premiums of $460 for Mr. McPike's policy in each of 2000, 1999 and 1998.

     Effective January 1, 1997, the Company established a 401-K plan. Under the 401-K plan, an eligible employee may elect a salary reduction up to 15% of his or her compensation as defined in the plan to be contributed by the Company to the plan. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($10,500 for 2000 and $10,000 for 1999). For fiscal 2000, the Company made no matching contributions.

     Effective August 1, 1990, the Company adopted the Competitive Technologies, Inc. Employees' Common Stock Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified stock bonus plan under the Internal Revenue Code. All employees of the Company are eligible to participate in the Retirement Plan. Annually, a committee of independent directors determines the number of shares of the Company's Common Stock, if any, to be contributed to the Retirement Plan. These shares are allocated among participants employed on the last day of the year and who performed at least 1,000 hours of service during the year in proportion to their relative compensation in a manner that is integrated with the Company's Social Security contribution on behalf of employees; that is, the contribution made with respect to compensation in excess of the Social Security wage base generally will be twice as large in proportionate terms as the contribution made with respect to compensation below that wage base. The Company's contributions are held in trust with a separate account established for each participant.

     The maximum amount of Company Common Stock that may be contributed to the Retirement Plan in any year is the number of shares with a fair market value equal to 15% of that year's compensation reduced by the 401-K plan contributions made for Retirement Plan participants, but in no event more than 1% of the Company's outstanding shares at the end of the previous year. There is no minimum or required contribution. The maximum number of shares that can be allocated to any individual participant's account in any year is the number of shares with a fair market value equal to the lesser of $30,000 or 25% of his or her compensation for that year reduced by his or her 401-K plan contributions.

     Participants become entitled to distributions of the vested shares allocated to their accounts upon disability, death or other termination of employment. Participants obtain a 100% vested interest in the shares allocated to their accounts upon completing 5 years of service with the Company. If the Retirement Plan becomes top heavy as defined by the Internal Revenue Code, participants become 20% vested after 2 years of service, 40% vested after 3 years of service, 60% vested after 4 years of service, and 100% vested after 5 years of service.

     Company stock contributed to the Retirement Plan is held in the custody of the Retirement Plan's trustee, Webster Trust in New Britain, Connecticut. The trustee has the power to vote Company shares owned by the Retirement Plan. For the fiscal years ended July 31, 2000 and 1999, the Board authorized a contribution of 4,274 and 13,384 shares, respectively, to the Retirement Plan. Shares allocated to Mr. McPike, the Company's sole executive officer at July 31, 2000, under the Retirement Plan for the year ended July 31, 2000 were 1,268. See also Summary Compensation Table - "All Other Compensation" for dollar values ascribed to contributions for Mr. McPike.

     The Company has an incentive compensation plan pursuant to which an amount equal to 10% of operating income of the Company (defined and adjusted as provided in said plan) shall be credited each year to an incentive fund. A committee, none of whose members is eligible to receive awards, makes cash awards to key employees of the Company from the incentive fund. Amounts may be credited to the incentive fund when the Company earns operating income (as defined in said plan) for a fiscal year. In fiscal 2000 and 1999, the Company credited $86,004 and $46,837, respectively, to this incentive fund. No amounts were credited to this fund prior to fiscal 1999. In October 1999, the Company paid $46,750 in incentive bonuses to employees other than Mr. McPike.

     The Company has in effect a Key Employees' Stock Option Plan and a 1997 Employees' Stock Option Plan (the Option Plans) with respect to its Common Stock, $.01 par value, which provide for granting either incentive stock options under Section 422 of the Internal Revenue Code or nonqualified options. (Incentive options under both Option Plans and non-qualified options granted under the 1997 Employees' Stock Option Plan must be granted at not less than 100% of fair market value on the grant date. Nonqualified options under the Key Employees' Stock Option Plan may be granted at not less than 85% of fair market value on the grant date.) Stock appreciation rights may also be granted under the Key Employees' Stock Option Plan. In certain instances, stock options which are vested or become vested upon the happening of an event or events specified by the Company's Stock Option Committee, may continue to be exercisable through up to 10 years after the date granted, irrespective of the termination of the optionee's employment with the Company.

Director Compensation

     The Company pays each director who is not an employee of the Company or a subsidiary $1,000 for each Board meeting attended. The Company also pays each director $250 for attending each committee meeting that coincides with a Board meeting and $500 for attending a committee meeting that does not coincide with a Board meeting. The Company pays directors who participate in telephonic board and/or committee meetings one half the fee for attending such meetings.
The Company reimburses directors for out-of-pocket expenses incurred to attend Board and committee meetings.

     When a director of the Company represents the Company as a director of an investee company, the Company pays the director for attending investee board meetings the difference, if any, between
(a) the amount the investee company pays and (b) the amount the Company pays for attendance at such meetings.

     In addition to meeting fees, the Company pays outside directors an annual cash retainer of $7,500 payable in quarterly installments.

     In August 1999, the Board formed an executive committee with Mr. Bigar as chairman and provided that the Company compensate him at the rate of $8,000 per month due to the substantial commitment of time to be required of Mr. Bigar as chairman. During fiscal 2000, the Company paid Mr. Bigar $96,000 plus out-of-pocket expenses as chairman of the executive committee.

     During the five months from March through July 2000, the Company paid Mr. Sabin a total of $20,000 ($4,000 per month) plus out-of-pocket expenses for his assistance with three projects over and above his normal duties as a director.

     The Company has a 1996 Director's Stock Participation Plan. Under this plan, on the first business day of January from January 1997 through January 2006, the Company issues to each non-employee director who has been elected by the stockholders and has served at least one full year a number of shares of the Company's Common Stock equal to the lesser of (i) $15,000 divided by the per share fair market value of such stock on the issuance date, or (ii) 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year but prior to the January issuance date, the Company would pay the annual stock compensation described above on a pro-rata basis up to the termination date. In January 2000, the Company issued an aggregate of 7,500 shares under this plan (2,500 each to Messrs. Bigar, Fodale and Sabin). In September 1999, the Company issued 1,875 shares under this plan to Michael G. Bolton, who resigned as a director effective September 30, 1999.

     Effective January 27, 2000, the Company adopted the Competitive Technologies, Inc. 2000 Directors Stock Option Plan (the Directors Option Plan) with respect to its Common Stock, $.01 par value. Directors who are not employees of the Company or a subsidiary are eligible for options granted pursuant to this plan. This plan provides that the Company grant an option for 10,000 shares to each director elected at its annual meeting of stockholders on January 27, 2000 and to each new director elected during the term of this plan on the date he or she is first elected to office, whether by the stockholders or by the Board. This plan also provides that the Company grant an additional option for 10,000 shares to each director holding office on the first business day in each subsequent January. Options under this plan will be non-statutory options, have an exercise price of 100% of the fair market value at the grant date, have a term of ten years from the grant date, and fully vest on the grant date. If a person's directorship is terminated because of death or permanent disability, options may be exercised within one year after termination. If the termination is for any other reason, options may be exercised only within 180 days after termination. In no event may an option be exercised after expiration of its ten-year term. The Company may not grant options under the Directors Option Plan after the first business day of January 2010. On January 27, 2000, the Company granted 60,000 options under this plan (10,000 each to Messrs. Bigar, Carver, Dunbar, Fodale, Philippin and Sabin).

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following information indicates the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. The indicated owners furnished such information to the Company as of October 1, 2000 except as otherwise indicated in the footnotes.

Name (and Address if more
than 5%) of Beneficial            Amount Beneficially
Owners                            Owned (A)               Percent (B)

Directors and executive officer

George C.J. Bigar                    15,708 (C)              --
Richard E. Carver                     6,000 (D)              --
George W. Dunbar, Jr.                10,000 (E)              --
Samuel M. Fodale                    174,200 (F)             2.8%
Frank R. McPike, Jr.                208,807 (G)             3.3%
Charles J. Philippin                 15,000 (H)              --
John M. Sabin                        17,418 (I)              --

All directors and executive
  officers as a group               447,133 (J)             7.0%

Additional 5% Owner

None                                     --                  --


(A) Except as indicated in the notes which follow, the designated person or group has sole voting and investment power.
(B)  Percentages of less than 1% are not shown.
(C) Consists of 5,708 shares of Common Stock plus 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Bigar.
(D) Consists of 2,000 shares of Common Stock plus 4,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Carver.
(E) Consists of 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Dunbar.
(F) Consists of 164,200 shares of Common Stock plus 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Fodale. Includes 99,100 shares of Common Stock held by Central Maintenance Services, Inc., 9,000 shares of Common Stock held by Missouri Recycling - St. Louis, Inc., 3,200 shares of Common Stock held by children and 2,000 shares of Common Stock held by spouse.
(G) Consists of 29,240 shares of Common Stock plus 179,567 stock options deemed exercised solely for purposes of showing total shares owned by Mr. McPike. Includes 1,500 shares of Common Stock held by daughter as to which Mr. McPike disclaims beneficial ownership. Includes 8,506 shares of Common Stock held by Webster Trust as
Trustee under the Company's Employee Common Stock Retirement Plan, as to which Mr. McPike has shared investment power. Does not include 8,641 shares of Common Stock allocated to Mr. McPike under said Retirement Plan; Trustee has sole voting and investment power with regard thereto.
(H) Consists of 5,000 shares of Common Stock plus 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Philippin.
(I) Consists of 7,418 shares of Common Stock plus 10,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Sabin. Includes 200 shares of Common Stock held by spouse.
(J) Consists of 213,566 shares of Common Stock plus 233,567 stock options to purchase shares of Common Stock deemed exercised solely for purposes of showing total shares owned by such group.

     At October 13, 2000, the stock transfer records maintained by the Company with respect to its Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares.

     The following table sets forth information with respect to the common stock, $.001 par value per share, of University Optical Products Co. (UOP), a subsidiary of the Company, beneficially owned by each director or executive officer of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock at October 13, 2000.


                                Shares of Common         Percent
       Name                     Stock of UOP (A)         of Class (B)

George C.J. Bigar                    None                    --
Richard E. Carver                    None                    --
George W. Dunbar, Jr.                None                    --
Samuel M. Fodale                     None                    --
Frank R. McPike, Jr.               14,000                    --
Charles J. Philippin                 None                    --
John M. Sabin                        None                    --
All directors and executive
  officers as a group              14,000                    --



(A) Does not include 1,333,333 shares of UOP class A stock (which have four votes per share and are convertible into an equal number of shares of UOP common stock) and 2,757,735 shares of UOP common stock owned by the Company and 1,927 shares of UOP common stock owned by Genetic Technology Management, Inc., a wholly-owned subsidiary of the Company.

(B)  Percentages of less than 1% are not shown.

Item 13.  Certain Relationships and Related Transactions

     Not applicable.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 2000
     and 1999.                                               27-28

     Consolidated Statements of Operations for the
     years ended July 31, 2000, 1999 and 1998.                  29

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 2000, 1999 and 1998.                              30

     Consolidated Statements of Cash Flows for the
     years ended July 31, 2000, 1999 and 1998.               31-32

     Notes to Consolidated Financial Statements.             33-49

     All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter.

(c) List of exhibits: See Exhibit Index immediately preceding exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPETITIVE TECHNOLOGIES, INC.
                                   (the Company)


                                   By  s/ Frank R. McPike, Jr.
                                   Frank R. McPike, Jr.
                                   President, Chief Operating Officer,
                                   Chief Financial Officer, Director
                                   and Authorized Signer

Date: October 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Name                       Title                         Date

  GEORGE C. J. BIGAR*      Director                 )
  George C. J. Bigar                                )
                                                    )
  RICHARD E. CARVER*       Director                 )
  Richard E. Carver                                 )
                                                    )
  GEORGE W. DUNBAR, JR.*   Director                 )
  George W. Dunbar, Jr.                             )
                                                    )
  SAMUEL M. FODALE*        Director                 )
  Samuel M. Fodale                                  )
                                                    )
                                                    )
  s/ FRANK R. MCPIKE, JR.  President, Chief         )
  Frank R. McPike, Jr.     Operating Officer,       )
                           Chief Financial          )  October 27, 2000
                           Officer (Principal       )
                           Financial and Accounting )
                           Officer), and Director   )
                                                    )
  CHARLES J. PHILIPPIN*    Director                 )
  Charles J. Philippin                              )
                                                    )
  JOHN M. SABIN*           Director                 )
  John M. Sabin                                     )
                                                    )
                                                    )
  * By   s/ FRANK R. MCPIKE, JR.                    )
    Frank R. McPike, Jr., Attorney-in-Fact          )

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

10.1*     Registrant's Restated Key Employees' Stock
          Option Plan, filed as Exhibit 4.3 to registrant's
          Registration Statement on Form S-8, File No.
          33-87756 and hereby incorporated by reference.

10.2* Incentive Compensation Plan of the registrant, filed as Exhibit 10.2 to the registrant's Form
          10-K for the year ended July 31, 1997 and hereby incorporated by reference.

10.3* Registrant's 2000 Directors Stock Option Plan filed as Exhibit 4.3 to registrant's Registration
          Statement on Form S-8, File Number 333-95763 and hereby incorporated by reference.

10.4*     Registrant's 1996 Directors' Stock Participation
          Plan filed as Exhibit 4.3 to registrant's Form
          S-8 No. 333-18759 and hereby incorporated by reference.

10.5      Limited Partnership Agreement of Optical Associates,
          Limited Partnership dated November 3, 1983 filed as Exhibit 19.02 to registrant's Form 10-Q for the quarter ended January 31, 1984 and hereby incorporated by reference.

10.6 Joint Venture Agreement dated April 30, 1984 between Optical Associates, Limited Partnership and University Optical Products Co., filed as Exhibit
         19.02 to registrant's Form 10-Q for the quarter ended April 30, 1984 and hereby incorporated by reference; moratorium agreement dated July 20, 1987 between University Optical Products Co. and
         Optical Associates, Limited Partnership filed as Exhibit 10.14 to registrant's Form 10-K for the fiscal year ended July 31, 1987 and hereby incorporated by reference.

10.7     Asset Purchase Agreement among University Optical
         Products Co., Unilens Corp. USA, Unilens Optical
         Corp. and the registrant dated January 23, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended January 31, 1989 and hereby incorporated by reference.

10.8* Registrant's 1997 Employees' Stock Option Plan filed as Exhibit 4.3 to registrant's Registration
         Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

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

10.11* Employment Agreement between registrant and Frank R. McPike, Jr. dated December 7, 1999 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 2000 and hereby incorporated by reference.

10.12    Settlement and Forbearance Agreement dated
         July 15, 1993 among registrant, Unilens Corp.
         USA and Unilens Vision Inc. filed as Exhibit
         10.47 to registrant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.13 Stock Purchase Agreement dated July 15, 1993 among registrant, Unilens Corp. USA and Unilens
         Vision Inc. filed as Exhibit 10.48 to registrant's
         Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.14    Amendment and Modification Agreement dated
         September 27, 1993 among registrant, Unilens
         Corp. USA and Unilens Vision Inc. filed as
         Exhibit 10.49 to registrant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.15    Lease agreement between registrant and The
         Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended July 31, 1996 and hereby incorporated by reference.

11.1     Schedule of computation of earnings per share           66
         for the three years ended July 31, 2000.

21.1     Subsidiaries of the registrant.                         67

23.1     Consent of PricewaterhouseCoopers LLP.                  68

24.1     Power of attorney.                                   69-70

27.1     Financial Data Schedule - EDGAR only.


* Management Contract or Compensatory Plan