Form 10-Q
period 2000-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2000-12-15
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2000

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


     1960 Bronson Road
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

Common Stock outstanding as of December 1, 2000 - 6,112,285 shares

Exhibit Index on sequentially numbered page 16 of 18.

  Page 1 of 18 sequentially numbered pages


          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       October 31, 2000 and July 31, 2000                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 2000 and 1999             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 2000                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 2000 and 1999             6

     Notes to Consolidated Financial Statements              7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         11-15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     15


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                     16

Signatures                                                     17


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    October 31, 2000 and July 31, 2000
                                (Unaudited)


                                               October 31,     July 31,
                                                  2000           2000
ASSETS

Current assets:
  Cash and cash equivalents                   $  1,235,485   $  1,716,375
  Short-term investments, at market              6,329,373      5,000,054
  Receivables, including $9,925 receivable
    from related parties in October and July       409,470      2,420,180
  Prepaid expenses and other current assets        121,864        149,483
    Total current assets                         8,096,192      9,286,092

Property and equipment, at cost, net               115,357        115,518
Investments                                      1,525,685      1,525,685
Intangible assets acquired, principally
  licenses and patented technologies, net        1,132,002      1,166,670
    TOTAL ASSETS                              $ 10,869,236   $ 12,093,965

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $    100,361   $     65,443
  Accrued liabilities                            1,392,854      2,100,410
    Total current liabilities                    1,493,215      2,165,853

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                27,053,542     27,053,542
  Treasury stock (common), at cost;
    43,300 shares in October                      (366,951)            --
  Accumulated deficit                          (17,433,152)   (17,248,012)

    Total shareholders' interest                 9,376,021      9,928,112

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 10,869,236   $ 12,093,965

                           See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 2000 and 1999
                                (Unaudited)


                                                  2000           1999

Revenues:
  Retained royalties                          $   462,669    $   444,730
  Revenues under service contracts                    909        126,097
                                                  463,578        570,827

Costs of technology management
  services                                        392,479        564,084

General and administration expenses,
  of which $41,947 and $27,557 were
  paid to related parties in 2000
  and 1999, respectively                          375,944        228,663
                                                  768,423        792,747
Operating loss                                   (304,845)      (221,920)

Interest income                                   123,904         81,123
Other income (expense), net                        (4,199)          (269)

Net loss                                         (185,140)      (141,066)

Other comprehensive income:
  Net unrealized holding gains
    on available-for-sale securities                   --         10,417

Comprehensive loss                            $  (185,140)   $  (130,649)

Net loss per share:
  Basic and diluted                           $     (0.03)   $     (0.02)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,179,313      6,002,640

                           See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                   COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Statement of Changes in Shareholders' Interest
                     For the three months ended October 31, 2000
                                    (Unaudited)

                              Preferred Stock
                                 Shares                 Common Stock     Capital in
                             issued and               Shares              excess of         Treasury Stock          Accumulated
                            outstanding   Amount      issued   Amount     par value    Shares held        Amount        Deficit

Balance - July 31, 2000           2,427  $60,675   6,190,785  $61,907   $27,053,542             --     $      --   $(17,248,012)
  Purchase of
    treasury stock. . . . .                                                                (43,300)     (366,951)
  Net loss. . . . . . . . .                                                                                            (185,140)
Balance - October 31, 2000        2,427  $60,675   6,190,785  $61,907   $27,053,542        (43,300)    $(366,951)  $(17,433,152)

                                              See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 2000 and 1999
                                (Unaudited)


                                                  2000           1999
Cash flow from operating activities:
  Loss from operations                        $  (185,140)   $  (141,066)
    Noncash items included in
      loss from operations:
      Depreciation and amortization                53,591         51,549
      Directors' stock and stock retirement
        plan accruals                              34,013         35,564
      Other noncash items                              --              3
    Net changes in various operating
      accounts:
      Receivables                               2,010,710      1,170,865
      Prepaid expenses and other current
        assets                                     27,619         33,218
      Accounts payable and accrued
        liabilities                              (706,651)      (415,469)
Net cash flow from operating activities         1,234,142        734,664


Cash flow from investing activities:
  Disposals (purchases) of property and
    equipment, net                                (18,762)       (15,220)
  Purchases of other short-term investments    (1,329,319)       (57,439)
Net cash flow from investing activities        (1,348,081)       (72,659)

Cash flow from financing activities:
  Proceeds from issuance of common stock, net          --        105,500
  Purchases of treasury stock                    (366,951)      (117,872)
Net cash flow from financing activities          (366,951)       (12,372)

Net (decrease) increase in cash and cash
  equivalents                                    (480,890)       649,633
Cash and cash equivalents, beginning
  of period                                     1,716,375        908,514
Cash and cash equivalents, end of period      $ 1,235,485    $ 1,558,147

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

     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts have been reclassified to conform with the presentation in financial statements for fiscal 2001.

     In the opinion of management, all adjustments which are necessary to present the financial statements fairly in conformity with generally accepted accounting principles, consisting only of normal recurring adjustments, have been made.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2000.

2.   Net Loss Per Share

     The following table sets forth the computations of basic and diluted net loss per share.


                                                  Quarter
                                              ended October 31,
                                              2000        1999
Net loss applicable to common stock:
    Basic and diluted                     $ (185,140) $ (141,066)

  Weighted average number of common
    shares outstanding                     6,179,313   6,002,640
  Effect of dilutive securities:
    Stock options                                 --          --
    Stock warrants                                --          --
  Weighted average number of common
    shares outstanding and dilutive
    securities                             6,179,313   6,002,640

Net loss per share of
  common stock:
    Basic and diluted                     $    (0.03) $    (0.02)


    At October 31, 2000 and 1999, respectively, options and warrants to purchase 474,517 and 647,042 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Short-term Investments

    The Company had no available-for-sale securities at October 31, 2000. For the quarters ended October 31, 2000 and October 31, 1999, there were no sales of available-for-sale securities. Cost is based on specific identification in computing realized gains.

    A reconciliation detailing amounts reported in net income and other comprehensive income for the quarter ended October 31, 1999 follows:

                                                 Quarter ended
                                                October 31, 1999
Accumulated other comprehensive loss:
  Accumulated net unrealized holding losses
    on available-for-sale securities,
    beginning of period                              $(15,625)

  Other comprehensive income:
    Holding gains arising during the period            10,417

Accumulated other comprehensive loss                 $ (5,208)


    No tax effect is reported on the Company's unrealized gains on securities because the Company has capital loss carryforwards.

4.  Receivables

    Receivables were:

                                   October 31,          July 31,
                                      2000                2000

     Royalties                     $  367,466         $2,347,176
     Other                             42,004             73,004
                                   $  409,470         $2,420,180

5.   Accrued Liabilities

     Accrued liabilities were:

                                   October 31,          July 31,
                                      2000                2000

     Royalties payable             $1,004,198         $1,780,988
     Accrued compensation             208,727            147,766
     Deferred revenues                  9,610             10,521
     Other                            170,319            161,135
                                   $1,392,854         $2,100,410

6.   Contingencies

Litigation

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and Competitive Technologies, Inc. (CTT or the Company) (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed during and since the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. Their claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. Discovery has been completed. Trial is scheduled to begin in April 2001. Through October 31, 2000, CTT had incurred approximately $88,000 in unreimbursed litigation expenses related to this case. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado.
This case involved a patent for an improved formulation of Materna(TM), a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license
University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately
18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A.
Seligman were the sole inventors of the reformulation of Materna(TM) that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. The District Court also reopened all issues of damages and ordered a retrial to determine the nature and amount of damages to be paid by defendant. The damages retrial is scheduled to begin in March 2001. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. The
Company has agreed to pay its proportionate share of out-of-pocket costs and expenses (excluding attorneys' fees) incurred since August 1, 2000 through the conclusion of this suit. This agreement provides for the Company's reimbursement from potential judgment proceeds, if any, for costs and expenses it may pay.
The Company recorded patent litigation expenses of approximately $21,000 as costs of technology management services in the first quarter of fiscal 2001 and to date. The Company is unable to estimate the costs and expenses it may incur in the future, principally relating to expert witnesses in the damages case. The Company records these expenses as they are incurred and will record their reimbursement, if any, when the judgment is finally determined.

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT that had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2001 or 2000. Through October 31, 2000, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly owned subsidiary, Genetic Technology Management, Inc. (GTM), its majority-owned subsidiary, UOP, and one current and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to continue to defend vigorously the action instituted by plaintiffs. An attorney referee has heard the case. In November 2000, the Company made a motion to dismiss the case and the attorney referee instructed both parties to prepare their final briefs. The Company anticipates the attorney referee's decision by July 31, 2001. CTT recognized other expenses of $4,199 and $269 in the first quarter of fiscal 2001 and 2000, respectively, for legal expenses related to this suit.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition and Liquidity

     At October 31, 2000, cash and cash equivalents of $1,235,485 were $480,890 lower than cash and cash equivalents of $1,716,375 at July 31, 2000. Operating activities provided $1,234,142, investing activities used $1,348,081 and financing activities used $366,951.

     In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company) held $6,329,373 in short-term investments at October 31, 2000. These investments are available for the Company's future operating, investing and financing activities.

     The Company's net loss for the quarter ended October 31, 2000, included non-cash charges of approximately $54,000 for depreciation and amortization and approximately $34,000 for directors' stock and stock retirement plan accruals.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $1,979,710 decrease in royalties receivable and the $776,790 decrease in royalties payable. These changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

     During the three months ended October 31, 2000, the Company purchased $1,329,319 of short-term investments.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 43,300 shares of its common stock for $366,951 in cash in the quarter ended October 31, 2000. In addition, CTT repurchased another 34,500 shares for $252,039 in cash during November 2000. From October 1998 through November 30, 2000, CTT has repurchased 152,600 shares of its common stock for a total of $1,004,915. Through November 30, 2000, CTT had reissued 74,800 of those repurchased shares rather than issue new shares to satisfy employees' exercises of stock options and contribution requirements under other employee and director plans payable in shares of CTT's common stock.

     At October 31, 2000, the Company had no outstanding commitments for capital expenditures.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company continues to pursue additional technology commercialization opportunities. If and when such opportunities are consummated, the Company may commit capital resources to them.

     The Company does not believe inflation had a significant impact on its operations during fiscal 2001 or 2000 or that it will have a significant impact on operations during the next twelve-month operating period.

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

     The Company is involved in three pending litigation matters.
Full descriptions of them are reported in Note 6 to the accompanying Consolidated Financial Statements.

     At October 31, 2000, the Company had cash and cash equivalents of $1,235,485, short-term investments of $6,329,373, royalties receivable of $367,466 and royalties payable of $1,004,198. Total assets were $10,869,236, total liabilities were $1,493,215 and total shareholders' interest was $9,376,021.

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

Results of Operations - Three Months Ended October 31, 2000
(First Quarter of Fiscal 2001) vs. Three Months Ended October 31,
1999 (First Quarter of Fiscal 2000)

     Total revenues for the first quarter of fiscal 2001 were $463,578, $107,249 (19%) lower than for the first quarter of fiscal 2000.

     For the first quarter of fiscal 2001, retained royalties were $462,669, $17,939 (4%) higher than for the first quarter of fiscal 2000.

     In the first quarter of fiscal 2001, retained royalty revenues on our endoscopic ligator were less than $500 and approximately $78,000 lower than in the first quarter of fiscal 2000. An arbitrator ruled that claims in our current patent were invalid. We have amended our claims and filed for a reexamination of our patent. Since the arbitrator's ruling, licensees of this technology have withheld royalties. Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively. Although we expect our patent to reissue during fiscal 2001 and we believe we will then be entitled to all withheld and future royalties, we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

     Other changes in retained royalty revenues reflect new option and license issue fees and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its first and third fiscal quarters have been lower than in its second and fourth fiscal quarters.

     Revenues under service contracts for the first quarter of fiscal 2001 were $125,188 lower than for the first quarter of fiscal 2000. The Company is not actively seeking additional fee-for-service contracts, although it may agree to them in the future in certain circumstances. In the first quarter of fiscal 2000, the Company earned revenues from two non-recurring service contracts, one for a government agency and one for a domestic start-up corporation. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the first quarter of fiscal 2001 were $768,423. This was $24,324 (3%) lower than for the quarter ended October 31, 1999. Reductions in direct costs related to service contracts and in personnel and related expenses were partially offset by increases in patent litigation expenses and consultants' fees and expenses. The Company employed approximately 10 people full-time in the first quarter of fiscal 2001 compared with 14 in the first quarter of fiscal 2000. The Company is currently seeking to add technology commercialization professionals to its staff in the near term. Until we can identify and hire additional staff, we are using consultants for certain services.

     Costs of technology management services for the first quarter of fiscal 2001 were $392,479, $171,605 (30%) lower than for the first quarter of fiscal 2000, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $27,000 higher in the first quarter of fiscal 2001 than in the first quarter of fiscal 2000. Approximately $21,000 of this increase resulted from the Company's agreement to pay its proportionate share of out-of-pocket expenses (excluding attorneys' fees) from August 1, 2000 in the Materna(TM) prenatal vitamin litigation (See Note 6 to the accompanying Consolidated Financial Statements). Costs related to licensing and retained royalties include personnel costs (including benefits and overheads) associated with patenting and licensing, patent litigation and enforcement expenses (net of reimbursements) related to several matters, and domestic and foreign patent prosecution and maintenance expenses.

     Costs related to service contracts were approximately $75,000 lower for the first quarter of fiscal 2001 than for the first quarter of fiscal 2000. This decrease results from the Company's move away from fee-for-service contracts to a focus on licensing and enforcing intellectual property rights and investing in ventures where, in addition to making cash investments, we can provide intellectual property and technology commercialization expertise.

     Costs associated with new client development for the first quarter of fiscal 2001 (principally personnel costs, including benefits and overheads) were approximately $124,000 lower than for the first quarter of fiscal 2000. We are seeking to hire technology commercialization professionals in this function.

     General and administration expenses in the first quarter of fiscal 2001 were $147,281 (64%) higher than in the first quarter of fiscal 2000. In addition to higher consultants' fees and expenses, the Company's expenses increased in the areas of general and administrative functions. The increase in expenses was partially offset by the loss of four technology commercialization professionals.

     The net effect of the $107,249 decrease in operating revenues and the $24,324 decrease in operating expenses was to increase the Company's operating loss by $82,925 (37%) compared with the first quarter of fiscal 2000.

     Interest income of $123,904 in the first quarter of fiscal 2001 was $42,781 (53%) higher than in the first quarter of fiscal 2000. The Company's average invested balance was approximately 18% higher and its weighted average interest rate was approximately 1.5% per annum higher than for the first quarter of fiscal 2000.

     The Company has approximately $13,185,000 of Federal net operating loss carryforwards of which approximately $4,343,000 and $4,371,000 expire in fiscal 2001 and 2002, respectively. The Company's ability to derive future tax benefits from its net deferred tax assets is uncertain and therefore the valuation allowance completely offsets them.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 as amended to date (a) summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and (b) requires companies to analyze their revenue recognition policies for compliance with generally accepted accounting principles summarized in SAB 101 no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently assessing the impact of SAB 101 on its financial statements.

Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 2000, and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

Not applicable.


                      PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                   Page

A)   Exhibits

          11.1 Schedule of computation of earnings per
               share for the three months ended
               October 31, 2000 and 1999.                     18

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


                                     COMPETITIVE TECHNOLOGIES, INC.
                                     (Registrant)

Date:  December 15, 2000         By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President,
                                     Chief Executive Officer,
                                     Chief Financial Officer
                                     and Authorized Signer