Form 10-Q
period 2001-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2001-03-16
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 2001

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

Common Stock outstanding as of March 6, 2001 - 6,118,923 shares

Exhibit Index on sequentially numbered page 22 of 34.


               Page 1 of 34 sequentially numbered pages


            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX

PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       January 31, 2001 and July 31, 2000                       3

     Consolidated Statements of Operations for the
       three months ended January 31, 2001 and 2000             4

     Consolidated Statements of Operations for the
       six months ended January 31, 2001 and 2000               5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 2001                            6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 2001 and 2000               7

     Notes to Consolidated Financial Statements              8-12

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       13-20

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                   20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    21

Item 2.   Changes in Securities and Use of Proceeds            21

Item 4.   Submission of Matters to a Vote of
            Security Holders                                   21

Item 6.   Exhibits and Reports on Form 8-K                     22

Signatures                                                     22


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 2001 and July 31, 2000
                                (Unaudited)

                                               January 31,     July 31,
                                                  2001           2000
ASSETS

Current assets:
  Cash and cash equivalents                   $    417,392   $  1,716,375
  Short-term investments, at market              5,675,791      5,000,054
  Receivables, including $3,136 and
    $9,925 receivable from related parties
    in January and July, respectively            3,541,038      2,420,180
  Prepaid expenses and other current assets         95,217        149,483
    Total current assets                         9,729,438      9,286,092

Property and equipment, at cost, net                96,203        115,518
Advances to E.L. Specialists, Inc.                 175,000             --
Investments                                      1,525,685      1,525,685
Intangible assets acquired, principally
  licenses and patented technologies, net        1,097,334      1,166,670
    TOTAL ASSETS                              $ 12,623,660   $ 12,093,965

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable including $740
    payable to related parties in
    January                                   $    101,234   $     65,443
  Accrued liabilities                            2,864,613      2,100,410
    Total current liabilities                    2,965,847      2,165,853

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                27,025,620     27,053,542
  Treasury stock (common), at cost;
  71,862 shares in January                        (551,440)            --
  Accumulated deficit                          (16,938,949)   (17,248,012)
    Total shareholders' interest                 9,657,813      9,928,112

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 12,623,660   $ 12,093,965

                            See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 2001 and 2000
                                (Unaudited)

                                                 2001           2000

Revenues:
  Retained royalties                          $1,558,588     $1,118,229
  Revenues under service contracts,
    including $9,800 from related
    parties in 2000                                2,610         27,840
                                               1,561,198      1,146,069
Costs of technology management
  services                                       692,100        512,236

General and administration expenses,
  of which $40,616 and $30,594 were
  paid to related parties in 2001
  and 2000, respectively                         469,614        352,150
                                               1,161,714        864,386
Operating income                                 399,484        281,683

Interest income                                  107,741         82,552
Other income (expense), net                      (13,022)        64,490

Net income                                       494,203        428,725

Other comprehensive income:
  Net unrealized holding gains on
    available-for-sale securities                     --         84,448
  Reclassification adjustment for realized
    gains included in net income                      --        (64,490)

Comprehensive income                          $  494,203     $  448,683

Net income per share:
  Basic and diluted                           $     0.08     $     0.07

Weighted average number of common
  shares outstanding:
    Basic                                      6,117,761      6,009,531
    Diluted                                    6,159,701      6,039,908

                            See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 2001 and 2000
                                (Unaudited)

                                                  2001           2000

Revenues:
  Retained royalties                          $ 2,021,257    $ 1,562,959
  Revenues under service contracts
    including $9,800 from related
    parties in 2000                                 3,519        153,937
                                                2,024,776      1,716,896
Costs of technology management
  services                                      1,084,579      1,076,320

General and administration expenses,
  of which $82,562 and $58,151 were
  paid to related parties in 2001
  and 2000, respectively                          845,558        580,813
                                                1,930,137      1,657,133
Operating income                                   94,639         59,763

Interest income                                   231,645        163,675
Other income (expense), net                       (17,221)        64,221

Net income                                        309,063        287,659

Other comprehensive income:
  Net unrealized holding gains on
    available-for-sale securities                      --         94,865
  Reclassification adjustment for realized
    gains included in net income                       --        (64,490)

Comprehensive income                          $   309,063    $   318,034

Net income per share:
  Basic and diluted                           $      0.05    $      0.05

Weighted average number of common
  shares outstanding:
    Basic                                       6,148,537      6,006,086
    Diluted                                     6,200,061      6,036,385

                            See accompanying notes


                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                             for the six months ended January 31, 2001
                                            (Unaudited)

                                Preferred Stock
                               Shares                   Common Stock      Capital in
                             issued and               Shares              excess of          Treasury Stock          Accumulated
                             outstanding   Amount     issued    Amount    par value     Shares held      Amount        Deficit
Balance - July 31, 2000          2,427    $60,675    6,190,785  $61,907  $27,053,542          --     $      --      $(17,248,012)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                                  (25,849)     11,540       100,849
  Stock issued to directors                                                   (2,073)      2,898        25,620
  Purchase of treasury
    stock . . . . . . . . .                                                              (86,300)     (677,909)
  Net income. . . . . . . .                                                                                              309,063
Balance - January 31, 2001       2,427    $60,675    6,190,785  $61,907  $27,025,620     (71,862)    $(551,440)     $(16,938,949)

                                              See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 2001 and 2000
                                (Unaudited)

                                                    2001         2000
Cash flow from operating activities:
  Income from operations                        $   309,063  $   287,659
    Noncash items included in income
      from operations:
      Depreciation and amortization                 107,413      103,895
      Stock issued to directors                      23,547           --
      Directors' stock and stock retirement
        plan accruals                                74,862       63,411
      Other noncash items                                --            3
    Gain on sale of investment                           --      (64,490)
    Net changes in various operating accounts:
      Receivables                                (1,120,858)    (476,138)
      Prepaid expenses and other current
        assets                                       54,266       45,556
      Accounts payable and accrued
        liabilities                                 800,132      175,255
Net cash flow from operating activities             248,425      135,151


Cash flow from investing activities:
  Purchases of property and equipment, net          (18,762)     (27,741)
  Purchases of other short-term investments, net (675,737) (394,827) Proceeds from sale of available-
    for-sale securities                                          106,446
  Advances to E.L. Specialists, Inc.               (175,000)          --
Net cash flow from investing activities            (869,499)    (316,122)

Cash flow from financing activities:
  Proceeds from exercise of stock options                --      396,341
  Purchases of treasury stock                      (677,909)    (276,545)
Net cash flow from financing activities            (677,909)     119,796

Net decrease in cash and cash equivalents        (1,298,983)     (61,175)
Cash and cash equivalents, beginning
  of period                                       1,716,375      185,838
Cash and cash equivalents, end of period        $   417,392  $   124,663

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

     In the opinion of management, all adjustments necessary to present the financial statements fairly in conformity with generally accepted accounting principles, consisting only of normal recurring adjustments, have been made.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2000.

2.   Net Income Per Share

     The following table sets forth the computations of basic and diluted net income per share.

                                       Six months              Quarter
                                    ended January 31,     ended January 31,
                                   2001         2000       2001        2000
Net income applicable to
  common stock:
  Basic and diluted            $  309,063  $  287,659   $  494,203  $  428,725

  Weighted average number
    of common
    shares outstanding          6,148,537   6,006,086    6,117,761   6,009,531
  Effect of dilutive
    securities:
    Stock options                  51,524      30,299       41,940      30,377
Weighted average number
  of common shares outstanding
  and dilutive securities       6,200,061   6,036,385    6,159,701   6,039,908

Net income per share of
  common stock:
  Basic and diluted            $     0.05  $     0.05   $    0.08   $     0.07

    At January 31, 2001 and 2000, respectively, options and warrants to purchase 386,700 and 463,042 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Receivables

    Receivables were:
                                   January 31,          July 31,
                                      2001                2000

     Royalties                     $3,494,039          $2,347,176
     Other                             46,999              73,004
                                   $3,541,038          $2,420,180

4.   Advances to E.L. Specialists, Inc.

     In January 2001, CTT advanced $175,000 to E.L. Specialists, Inc. in exchange for a promissory note. In February 2001, CTT advanced another $100,000 under the note. The promissory note provides for advances up to $350,000 with simple interest at 7% per year and principal due on or before April 12, 2001. Under a related note purchase agreement, CTT agreed to exchange the entire amount due on the note for shares of Series A Preferred Stock and related securities of E.L. Specialists, Inc. if and when its proposed financing is consummated. E.L. Specialists is a Texas corporation established to develop and commercialize a flexible printed electroluminescent lighting technology for use in handheld devices.

5.   Accrued Liabilities

     Accrued liabilities were:

                                   January 31,          July 31,
                                      2001                2000

     Royalties payable             $2,499,171         $1,780,988
     Accrued compensation              66,826            147,766
     Deferred revenues                  7,000             10,521
     Other                            291,616            161,135
                                   $2,864,613         $2,100,410

6.   Contingencies

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents emanate from the scientific discoveries of Larry F. Weber, Kevin W. Warren and Mark B. Wood. Their inventions provide for energy recovery used in large PDPs and plasma display flat-screen televisions.

     The ITC has power to issue orders directing U.S. Customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In January 2000 the ITC voted to investigate CTT's complaint and referred the investigation to an ITC administrative law judge. This judge will schedule and hear the evidence and make an initial determination as to any violation. This initial determination is subject to review by the full commission. The ITC typically completes investigations within 12 months.

     Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents.

     CTT is unable to estimate the related legal expenses it may incur in connection with these proceedings and has recorded no potential revenue from its potential license in its financial statements to date.

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. The claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. Discovery has been completed. Trial is scheduled to begin in April 2001. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaT, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997, judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of MaternaT that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. The District Court also reopened all issues of damages and ordered a retrial to determine the nature and amount of damages to be paid by defendant. The damages retrial began on March 5, 2001. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. The Company has agreed to pay its proportionate share of out-of-pocket costs and expenses (excluding attorneys' fees) incurred since August 1, 2000 through the conclusion of this suit. This agreement provides for the Company's reimbursement from potential judgment proceeds, if any, for costs and expenses it may pay. The Company is unable to estimate the costs and expenses it may incur in the future, principally relating to expert witnesses in the damages case. The Company records these expenses as they are incurred and will record their reimbursement, if any, when the judgment is finally determined.

Optical Associates, Limited Partnership (OALP)

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT that had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2001 or 2000. Through January 31, 2001, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly owned subsidiary, Genetic Technology Management, Inc. (GTM), its majority-owned subsidiary, UOP, and one current and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to continue to defend vigorously the action instituted by plaintiffs. An attorney referee has heard the case. In November 2000, the Company made a motion to dismiss the case and the attorney referee instructed both parties to prepare their final briefs. Both parties have prepared their briefs and each is now proceeding to rebut the other's brief. The Company anticipates the attorney referee's decision by July 31, 2001. CTT recognized other expenses of $17,221 and $269 in the first half of fiscal 2001 and 2000, respectively, for legal expenses related to this suit.


             PART I.  FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity

     At January 31, 2001, cash and cash equivalents of $417,392 were $1,298,983 lower than cash and cash equivalents of $1,716,375 at July 31, 2000. Operating activities provided $248,425, investing activities used $869,499 and financing activities used $677,909.

     In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company) held $5,675,791 in short-term investments at January 31, 2001. These investments are available for the Company's future operating, investing and financing activities.

     The Company's net income for the six months ended January 31, 2001, included non-cash charges of approximately $107,000 for depreciation and amortization and approximately $98,000 for directors' stock and stock retirement plan accruals.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $1,146,863 increase in royalties receivable and the $718,183 increase in royalties payable. These changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

     During the six months ended January 31, 2001, the Company purchased $675,737 of short-term investments, all of which are highly liquid investments.

     In January 2001, CTT advanced $175,000 to E.L. Specialists, Inc. in exchange for a promissory note. In February 2001, CTT advanced another $100,000 under the note. The promissory note provides for advances up to $350,000 with simple interest at 7% per year and principal due on or before April 12, 2001. Under a related note purchase agreement, CTT agreed to exchange the entire amount due on the note for shares of Series A Preferred Stock and related securities of E.L. Specialists, Inc. if and when its proposed financing is consummated. E.L. Specialists is a Texas corporation established to develop and commercialize a flexible printed electroluminescent lighting technology for use in handheld devices.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 86,300 shares of its common stock for $677,909 in cash in the six months ended January 31, 2001. From October 1998 through January 31, 2001, CTT has repurchased 161,100 shares of its common stock for a total of $1,063,833. From October 1998 through January 31, 2001, CTT had reissued 89,238 of those repurchased shares rather than issue new shares to satisfy employees' exercises of stock options, grants of stock to directors and contributions of shares of CTT's common stock under other employee and director plans.

     At January 31, 2001, the Company had no outstanding commitments for capital expenditures.

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

     The Company is involved in four pending litigation matters.
Full descriptions of them are reported in Note 6 to the accompanying Consolidated Financial Statements.

     At January 31, 2001, the Company had cash and cash equivalents of $417,392, short-term investments of $5,675,791, royalties receivable of $3,494,039 and royalties payable of $2,499,171. Total assets were $12,623,660, total liabilities were $2,965,847 and total shareholders' interest was $9,657,813.

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


Results of Operations - Three Months Ended January 31, 2001 (Second Quarter of Fiscal 2001) vs. Three Months Ended January 31, 2000
(Second Quarter of Fiscal 2000)

     Total revenues for the second quarter of fiscal 2001 were $1,561,198, $415,129(36%) higher than for the second quarter of fiscal 2000. For the second quarter of fiscal 2001, retained royalties were $1,558,588, $440,359 (39%) higher than for the second quarter of fiscal 2000.

     Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $1,217,000 in the second quarter of fiscal 2001, an increase of approximately $635,000 or 109%. This increase resulted principally from increased sales of licensed products. CTT cannot predict whether its licensees' sales of licensed products will continue to grow at this rate.

     Reductions in retained royalties from other technologies partially offset this increase. These reductions related to expiration of certain Vitamin B12 assay patents, licensees' withheld royalties on our endoscopic ligator (discussed below), and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products.

     Historically, the Company's royalty revenues in its second and fourth fiscal quarters have been higher than in its first and third fiscal quarters.

     In the second quarter of fiscal 2001, retained royalty revenues on our endoscopic ligator were less than $500 and approximately $59,000 lower than in the second quarter of fiscal 2000. An arbitrator ruled that claims in our current patent were invalid. Since the arbitrator's ruling, licensees of this technology have withheld royalties. Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively. We amended our claims, filed for a reexamination of our patent and have been notified that we will receive the reexamination certificate soon.
We believe we will then be entitled to all withheld and future royalties, we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

     Revenues under service contracts for the second quarter of fiscal 2001 were $25,230 lower than for the second quarter of fiscal 2000. The Company is not actively seeking additional fee-for-service contracts, although it may agree to them in the future in certain circumstances. In the second quarter of fiscal 2000, the Company earned revenues from a few small, non-recurring service contracts for a university and a domestic start-up corporation.
Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the second quarter of fiscal 2001 were $1,161,714. This was $297,328 (34%) higher than for the second quarter of fiscal 2000. Approximately $265,000 of this reflects increased expenses related to patenting and licensing. Other increases were in consultants' fees and expenses and directors' fees, expenses and stock compensation. Partially offsetting these increases were lower personnel and related expenses and lower corporate legal expenses. The Company employed approximately 10 people full-time in the second quarter of fiscal 2001 compared with 13 in the second quarter of fiscal 2000. The Company has hired additional technology commercialization professionals to join its staff in February and March 2001. We supplement our current staff with consultants' services in certain matters.

     Costs of technology management services for the second quarter of fiscal 2001 were $692,100, $179,864 (35%) higher than for the second quarter of fiscal 2000, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $286,000 higher in the second quarter of fiscal 2001 than in the second quarter of fiscal 2000. Approximately $244,000 of this increase relates to increased patent litigation expenses for the three cases in which the Company and its clients have sued to enforce their patent rights. Two of these suits, MaternaT prenatal vitamin and LabCorp, are scheduled to begin trial in March and April 2001, respectively. The Company has agreed to pay its proportionate share of out-of-pocket expenses (excluding attorneys' fees) from August 1, 2000 in the MaternaTM prenatal vitamin litigation (See Note 6 to the accompanying Consolidated Financial Statements). Lower foreign patent legal expenses and increased patent litigation reimbursements partially offset increases in domestic patent legal expenses, research support, and personnel costs associated with patenting and licensing. Costs related to licensing and retained royalties include personnel costs (including benefits and overheads) associated with patenting and licensing, patent litigation and enforcement expenses (net of reimbursements), and domestic and foreign patent prosecution and maintenance expenses (net of reimbursements).

     Costs related to service contracts were approximately $41,000 lower for the second quarter of fiscal 2001 than for the second quarter of fiscal 2000. This decrease results from the Company's move away from fee-for-service contracts to a focus on licensing and enforcing intellectual property rights and investing in ventures where, in addition to making cash investments, we can provide intellectual property and technology commercialization expertise.

     Costs associated with new client development for the second quarter of fiscal 2001 (principally personnel costs, including benefits and overheads) were approximately $64,000 lower than for the second quarter of fiscal 2000. However, we have hired additional technology commercialization professionals to join our staff in February and March 2001. We expect them to increase our efforts focused on new client development in the near future.

     General and administration expenses in the second quarter of fiscal 2001 were $117,464 (33%) higher than in the second quarter of fiscal 2000. The Company incurred higher consultants' fees and expenses and directors' fees, expenses and stock compensation. Partially offsetting these increases were lower personnel and related expenses (reflecting the loss of three technology commercialization professionals) and lower corporate legal expenses.

     The net effect of the $415,129 increase in operating revenues and the $297,328 increase in operating expenses was to increase the Company's operating income by $117,801 (42%) compared with the second quarter of fiscal 2000.

     Interest income of $107,741 in the second quarter of fiscal 2001 was $25,189 (31%) higher than in the second quarter of fiscal 2000. The Company's average invested balance was approximately 15% higher and its weighted average interest rate was approximately 0.76% per annum higher than for the second quarter of fiscal 2000.

     During the second quarter of fiscal 2000, the Company sold available-for-sale securities and realized gains of $64,490, which were included in other income. There were no such sales in the second quarter of fiscal 2001.

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


Results of Operations - Six Months Ended January 31, 2001 (First
Half of Fiscal 2001) vs. Six Months Ended January 31, 2000 (First
Half of Fiscal 2000)

     Total revenues for the first half of fiscal 2001 were $2,024,776, $307,880 (18%) higher than for the first half of fiscal 2000. For the first half of fiscal 2001, retained royalties were $2,021,257, $458,298 (29%) higher than for the first half of fiscal 2000.

     Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $1,248,000 in the first half of fiscal 2001, an increase of approximately $652,000 or 109%. This increase resulted principally from increased sales of licensed products. CTT cannot predict whether its licensees' sales of licensed products will continue to grow at this rate.

     Reductions in retained royalties from other technologies partially offset this increase. These reductions related to expiration of certain Vitamin B12 assay patents, licensees' withheld royalties on our endoscopic ligator (discussed below), and changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. New option and license issue fees and a licensee's correction of previously reported royalties partially offset these reductions.

     In the first half of fiscal 2001, retained royalty revenues on our endoscopic ligator were less than $1,000 and approximately $137,000 lower than in the first half of fiscal 2000. As discussed more completely above, we expect our patent to reissue during fiscal 2001 and believe we will then be entitled to all withheld and future royalties. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

     Revenues under service contracts for the first half of fiscal 2001 were $150,418 lower than for the first half of fiscal 2000.
The Company is not actively seeking additional fee-for-service contracts, although it may agree to them in the future in certain circumstances. In the first half of fiscal 2000, the Company earned revenues from two non-recurring service contracts, one for a government agency and one for a domestic start-up corporation. Many of the Company's service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the first half of fiscal 2001 were $1,930,137. This was $273,004 (16%) higher than for the first half of fiscal 2000. Increases in patent litigation expenses, consultants' fees and expenses and directors' fees, expenses and stock compensation expense more than offset reductions in direct costs related to service contracts and in personnel and related expenses. The Company employed approximately 10 people full-time in the first half of fiscal 2001 compared with 14 in the first half of fiscal 2000. The Company has hired additional technology commercialization professionals to join its staff in February and March 2001. We supplement our current staff with consultants' services in certain matters.

     Costs of technology management services for the first half of fiscal 2001 were $1,084,579, $8,259 (1%) higher than for the first half of fiscal 2000, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $312,000 higher in the first half of fiscal 2001 than in the first half of fiscal 2000. Approximately $251,000 of this increase relates to increased patent litigation expenses (net of reimbursements) for the three cases in which the Company and its clients have sued to enforce their patent rights. Two of these suits, MaternaTM prenatal vitamin and LabCorp, are scheduled to begin trial in March and April 2001, respectively. The Company has agreed to pay its proportionate share of out-of-pocket expenses (excluding attorneys' fees) from August 1, 2000 in the MaternaTM prenatal vitamin litigation (See Note 6 to the accompanying Consolidated Financial Statements). Costs related to licensing and retained royalties include personnel costs (including benefits and overheads) associated with patenting and licensing, patent litigation and enforcement expenses (net of reimbursements), and domestic and foreign patent prosecution and maintenance expenses.

     Costs related to service contracts were approximately $116,000 lower for the first half of fiscal 2001 than for the first half of fiscal 2000. This decrease results from the Company's move away from fee-for-service contracts to a focus on licensing and enforcing intellectual property rights and investing in ventures where, in addition to making cash investments, we can provide intellectual property and technology commercialization expertise.

     Costs associated with new client development for the first half of fiscal 2001 (principally personnel costs, including benefits and overheads) were approximately $188,000 lower than for the first half of fiscal 2000. We have hired additional technology commercialization professionals to join our staff in February and March 2001. We expect them to increase our efforts focused on new client development in the near future.

     General and administration expenses in the first half of fiscal 2001 were $264,745 (46%) higher than in the first half of fiscal 2000. In addition to higher consultants' and directors' fees, expenses and stock compensation, the Company's expenses increased in the areas of general and administrative functions. The loss of four technology commercialization professionals partially offset this increase in expenses.

     The net effect of the $307,880 increase in operating revenues and the $273,004 increase in operating expenses was to increase the Company's operating income by $34,876 (58%) compared with the first half of fiscal 2000.

     Interest income of $231,645 in the first half of fiscal 2001 was $67,970 (42%) higher than in the first half of fiscal 2000. The Company's average invested balance was approximately 16% higher and its weighted average interest rate was approximately 1.15% per annum higher than for the first half of fiscal 2000.

     During the first half of fiscal 2000, the Company sold available-for-sale securities and realized gains of $64,490, which were included in other income. There were no such sales in the first half of fiscal 2001.

     Other expenses in the first half of fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors (See Note 6 to the accompanying Consolidated Financial Statements).


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


                     PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     On December 21, 2000, the Company and the University of Illinois filed complaints against Fujitsu with the United States International Trade Commission and in the United States District Court for the Southern District of Illinois, all as more fully reported in Note 7 to the accompanying financial statements and incorporated herein by reference.


Item 2.   Changes in Securities and Use of Proceeds

     (c) On January 19, 2001, the registrant issued to Richard E. Carver, George W. Dunbar, and Charles J. Philippin 1,720, 217 and 961 shares, respectively, of the registrant's common stock at $8.125 per share (the average of the high and low prices on the American Stock Exchange on January 19, 2001). The shares were issued in partial consideration for their services as directors of the registrant before they became eligible to receive shares under the 1996 Directors' Stock Participation Plan. The number of shares issued to each of these three directors was determined on a pro-rata basis for each director's period of service before he became eligible under the 1996 Directors' Stock Participation Plan.


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held January
19, 2001, the following directors were elected:

Name                       Votes For         Votes Withheld

George C.J. Bigar          4,378,161         836,346
Richard E. Carver          4,740,946         473,561
George W. Dunbar, Jr.      4,740,946         473,561
Samuel M. Fodale           4,442,236         772,271
Frank R. McPike, Jr.       4,390,191         824,316
Charles J. Philippin       4,666,646         547,861
John M. Sabin              4,638,201         576,306

     No votes were withheld as to all nominees and there were no broker non-votes.

     Also at the Company's annual meeting of stockholders held January 19, 2001, stockholders approved the proposal to increase the number of shares of Common Stock available for option grants under the 1997 Employees' Stock Option Plan by 300,000 shares to a total of 575,000 shares. There were 4,208,072 shares voted for and 965,876 shares voted against this proposal, and 40,559 shares abstained. There were no broker non-votes on this matter.


Item 6.   Exhibits and Reports on Form 8-K               Page

A)   Exhibits

     10.1 Registrant's 1997 Employees' Stock
          Option Plan as amended January 19, 2001        23-34

B)        Reports on Form 8-K

     On December 21, 2000, the Company filed a report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure, to report the complaints of the Company and the University of Illinois against Fujitsu Limited of Tokyo, Japan.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMPETITIVE TECHNOLOGIES, INC.
                                    (Registrant)

Date:  March 16, 2001            By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President,
                                     Chief Executive Officer,
                                     Chief Financial Officer
                                     and Authorized Signer