Form 10-Q
period 2001-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2001-06-14
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 2001

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

Common Stock outstanding as of June 1, 2001 - 6,124,537 shares

Exhibit Index on sequentially numbered page 21 of 22.

               Page 1 of 22 sequentially numbered pages


            COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX

PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       April 30, 2001 and July 31, 2000                         3

     Consolidated Statements of Operations for the
       three months ended April 30, 2001 and 2000               4

     Consolidated Statements of Operations for the
       nine months ended April 30, 2001 and 2000                5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 2001                              6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 2001 and 2000                7

     Notes to Consolidated Financial Statements              8-12

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       13-20

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                   20


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds            21

Item 6.   Exhibits and Reports on Form 8-K                     21

Signatures                                                     21


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 2001 and July 31, 2000
                                (Unaudited)

                                                April 30,      July 31,
                                                  2001           2000
ASSETS

Current assets:
  Cash and cash equivalents                   $    741,100   $  1,716,375
  Short-term investments, at market              6,546,818      5,000,054
  Receivables, including $3,136 and
    $9,925 receivable from related parties
    in April and July, respectively                300,609      2,420,180
  Prepaid expenses and other current assets         77,389        149,483
    Total current assets                         7,665,916      9,286,092

Property and equipment, at cost, net                84,516        115,518
Advances to E.L. Specialists, Inc.                 427,273             --
Investments                                      1,525,685      1,525,685
Intangible assets acquired, principally
  licenses and patented technologies, net        1,062,666      1,166,670
Other non-current assets                           138,301             --
    TOTAL ASSETS                              $ 10,904,357   $ 12,093,965

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable including $1,471
    payable to related parties in
    April                                     $    144,998   $     65,443
  Accrued liabilities                            2,186,194      2,100,410
    Total current liabilities                    2,331,192      2,165,853

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                27,022,524     27,053,542
  Treasury stock (common), at cost;
    69,498 shares in April                        (529,724)            --
  Accumulated deficit                          (18,042,217)   (17,248,012)
    Total shareholders' interest                 8,573,165      9,928,112

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 10,904,357   $ 12,093,965

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 2001 and 2000
                                (Unaudited)

                                                  2001           2000
Revenues:
  Retained royalties                          $   416,562    $  553,402
  Retained royalty settlement                          --       736,375
  Revenues under service contracts,
    including $125 from related
    parties in 2000                                    --         9,233
                                                  416,562     1,299,010
Costs of technology management
  services (including patent enforcement
  costs of $791,880 and $83,506
  in 2001 and 2000, respectively)               1,306,196       496,093

General and administration expenses,
  of which $27,935 and $33,471 were
  paid to related parties in 2001
  and 2000, respectively                          287,354       346,752
                                                1,593,550       842,845
Operating income (loss)                        (1,176,988)      456,165

Interest income                                   107,909        97,922
Other income (expense), net                       (34,189)       26,013

Net income (loss)                              (1,103,268)      580,100

Other comprehensive income (loss):
  Net unrealized holding gains on
    available-for-sale securities                      --        10,998
  Reclassification adjustment for realized
    gains included in net income                       --       (25,748)

Comprehensive income (loss)                   $(1,103,268)   $  565,350

Net income (loss) per share:
  Basic and diluted                           $     (0.18)   $     0.09

Weighted average number of common
  shares outstanding:
    Basic                                       6,120,677     6,120,254
    Diluted                                     6,120,677     6,369,160


                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 2001 and 2000
                                (Unaudited)

                                                  2001           2000
Revenues:
  Retained royalties                          $ 2,437,819    $ 2,116,361
  Retained royalty settlement                          --        736,375
  Revenues under service contracts
    including $9,925 from related
    parties in 2000                                 3,519        163,170
                                                2,441,338      3,015,906
Costs of technology management
  services (including patent enforcement
  costs of $1,157,757 and $189,471
  in 2001 and 2000, respectively)               2,390,775      1,572,413

General and administration expenses,
  of which $110,497 and $91,080 were
  paid to related parties in 2001
  and 2000, respectively                        1,132,912        927,565
                                                3,523,687      2,499,978
Operating income (loss)                        (1,082,349)       515,928

Interest income                                   339,554        261,597
Other income (expense), net                       (51,410)        90,234

Net income (loss)                                (794,205)       867,759

Other comprehensive income (loss):
  Net unrealized holding gains on
    available-for-sale securities                      --        105,863
  Reclassification adjustment for realized
    gains included in net income                       --        (90,238)

Comprehensive income (loss)                   $  (794,205)   $   883,384

Net income (loss) per share:
  Basic and diluted                           $     (0.13)   $      0.14

Weighted average number of common
  shares outstanding:
    Basic                                       6,161,868      6,043,586
    Diluted                                     6,161,868      6,145,690

                          See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                       COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Changes in Shareholders' Interest
                           for the nine months ended April 30, 2001
                                         (Unaudited)

                                  Preferred Stock
                                 Shares                 Common Stock      Capital in
                               issued and             Shares              excess of        Treasury Stock        Accumulated
                               outstanding   Amount   issued    Amount    par value   Shares held      Amount      Deficit
Balance - July 31, 2000           2,427     $60,675  6,190,785  $61,907  $27,053,542          --     $      --  $(17,248,012)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . . . .                                              (25,849)     11,540       100,849
  Stock issued to directors . .                                               (2,073)      2,898        25,620
  Stock issued to employee in
    lieu of cash compensation .                                               (3,096)      2,564        23,096
  Purchase of treasury stock. .                                                          (86,500)     (679,289)
  Net loss. . . . . . . . . . .                                                                                     (794,205)
Balance - April 30, 2001          2,427     $60,675  6,190,785  $61,907  $27,022,524     (69,498)    $(529,724) $(18,042,217)

                             See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 2001 and 2000
                                (Unaudited)

                                                    2001         2000
Cash flow from operating activities:
  Income (loss) from operations                 $  (794,205) $   867,759
    Noncash items included in income (loss)
      from operations:
      Retained royalty settlement paid with
        shares of NTRU common stock                      --     (736,375)
      Depreciation and amortization                 161,163      156,671
      Stock issued to employee in lieu
        of cash compensation                         20,000           --
      Stock issued to directors                      23,547           --
      Directors' stock and stock retirement
        plan accruals                               115,201      102,958
    Other                                                --      (34,238)
    Gain on sale of investment                           --      (90,503)
    Net changes in various operating accounts:
      Receivables                                 2,117,298      670,204
      Prepaid expenses and other current
        assets                                       72,094       67,763
      Accounts payable and accrued
        liabilities                                 125,138     (237,170)
Net cash flow from operating activities           1,840,236      767,069


Cash flow from investing activities:
  Purchases of property and equipment, net          (26,157)     (30,691)
  Purchases of other short-term investments, net (1,546,764)  (1,601,321)
  Investments in cost-method affiliates                  --     (687,108)
  Proceeds from sale of:
    Available-for-sale securities                        --      145,444
    Other short-term investments                         --          265
  Advances to E.L. Specialists, Inc.               (425,000)          --
  Increase in other non-current assets             (138,301)          --
Net cash flow from investing activities          (2,136,222)  (2,173,411)

Cash flow from financing activities:
  Proceeds from exercise of stock options                --    1,577,656
  Purchases of treasury stock                      (679,289)    (276,545)
Net cash flow from financing activities            (679,289)   1,301,111

Net decrease in cash and cash equivalents          (975,275)    (105,231)
Cash and cash equivalents, beginning
  of period                                       1,716,375      185,838
Cash and cash equivalents, end of period        $   741,100  $    80,607

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

2.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                     Nine months                 Quarter
                                   ended April 30,           ended April 30,
                                  2001         2000         2001         2000
Net income (loss) applicable
  to common stock:
  Basic and diluted          $ (794,205)  $   867,759  $(1,103,268)  $  580,100

Weighted average number
  of common shares
  outstanding                 6,161,868     6,043,586    6,120,677    6,120,254
Effect of dilutive
  securities:
  Stock options                      --       100,011           --      242,534
  Stock warrants                     --         2,093           --        6,372
Weighted average number
  of common shares
  outstanding and dilutive
  securities                  6,161,868     6,145,690    6,120,677    6,369,160

Net income (loss) per
  share of common stock:
  Basic and diluted          $    (0.13)  $      0.14  $     (0.18)  $     0.09

    At April 30, 2001, options and warrants to purchase 683,517 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive. At April 30, 2000, all outstanding options and warrants were dilutive.

3.  Receivables

    Receivables were:
                                    April 30,           July 31,
                                      2001                2000

     Royalties                     $  247,209         $2,347,176
     Other                             53,400             73,004
                                   $  300,609         $2,420,180

4.   Advances to E.L. Specialists, Inc.

     Between January and April 30, 2001, CTT advanced $425,000 to E.L. Specialists, Inc. in exchange for a promissory note. The promissory note, as renewed and extended, provides for advances up to $600,000 with simple interest at 7% per year and principal due on or before July 12, 2001. As of June 13, 2001, the Company had advanced the total $600,000 under this note. Under a related note purchase agreement, CTT agreed to exchange the entire amount due on the note for shares of Series A Preferred Stock and related securities of E.L. Specialists, Inc. if and when E.L. Specialists, Inc. completes its proposed financing. E.L. Specialists, Inc. is a Texas corporation established to develop and commercialize a flexible printed electroluminescent lighting technology. We provide certain technology evaluation, marketing and licensing services for E.L. Specialists, Inc. under our agreement with them.

5.   Accrued Liabilities

     Accrued liabilities were:

                                    April 30,           July 31,
                                      2001                2000

     Royalties payable             $1,065,388         $1,780,988
     Accrued professional
       fees payable                   862,037             95,510
     Accrued compensation             113,669            147,766
     Deferred revenues                100,000             10,521
     Other                             45,100             65,625
                                   $2,186,194         $2,100,410

6.   Contingencies

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, Fujitsu Hitachi Plasma Display Limited, Japan, et al. (Fujitsu) under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents emanate from the scientific discoveries of Larry F. Weber, Kevin W. Warren and Mark B. Wood. Their inventions provide for energy recovery used in PDPs and plasma display flat-screen televisions.

     The ITC has power to issue orders directing U.S. Customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In January 2001 the ITC voted to investigate CTT's complaint and referred the investigation to an ITC administrative law judge. This judge is scheduled to hear the evidence beginning in August 2001 and make an initial determination as to any violation in late November 2001. This initial determination is subject to review by the full Commission. The ITC's target date to complete this investigation is late February 2002.

     Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents.

     CTT is unable to estimate the related legal expenses it may incur in connection with these proceedings.

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. The claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. Discovery has been completed. Trial is scheduled to begin in November 2001. CTT is unable to estimate the related legal expenses it may incur in this suit and has recorded no revenue for these withheld royalties.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaTM, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997, judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of MaternaTM that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. The District Court also reopened all issues of damages and ordered a retrial to determine the nature and amount of damages to be paid by defendant. The damages retrial was heard in March 2001 and the parties await the judge's decision. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date.
The Company has agreed to pay its proportionate share of out-of-pocket costs and expenses (excluding attorneys' fees) incurred since August 1, 2000 through the conclusion of this suit. This agreement provides for the Company's reimbursement from potential judgment proceeds, if any, for costs and expenses it may pay. The Company is unable to estimate the costs and expenses it may incur in this suit in the future. The Company records these expenses as they are incurred and will record their reimbursement, if any, when the judgment is finally determined.

Optical Associates, Limited Partnership (OALP)

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT that had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2001 or 2000. Through April 30, 2001, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     In November 1991, a lawsuit was filed in Connecticut against CTT, its wholly-owned subsidiary, Genetic Technology Management, Inc. (GTM), its majority-owned subsidiary, UOP, and one current and several former directors on behalf of the 59 limited partners of OALP. The complaint alleges, among other things, that the January 1989 sale of UOP's assets to Unilens violated the partnership agreement and that OALP is entitled to the full proceeds of the sale to Unilens. The complaint claims, among other things, money damages and treble and punitive damages in an unspecified amount and attorneys' fees. The Company believes that the asserted claims are without merit and intends to continue to defend vigorously the action instituted by plaintiffs. An attorney referee has heard the case. In November 2000, the Company made a motion to dismiss the case and the attorney referee instructed both parties to prepare their final briefs. Both parties have prepared their briefs and rebuttals. The Company anticipates the attorney referee's decision by July 31, 2001. CTT recognized other expenses of $51,410 and $269 in the three quarters of fiscal 2001 and 2000, respectively, for legal expenses related to this suit.

7.   Subsequent Event

     In May 2001, CTT advanced $100,000 to Micro-ASI, Inc. under a secured bridge promissory note. The promissory note provides for interest compounded daily at a rate of 14% per year. Principal and interest are due on or before June 22, 2001. Micro-ASI's obligations under this and other bridge notes are secured by a pledge of substantially all of its and its subsidiaries' assets under a related bridge security agreement. CTT owns approximately 2% of Micro-ASI's outstanding share capital and accounts for its $500,000 investment under the cost method. In June 2001, an investor in Micro-ASI, Inc. demanded redemption of its 4,500,000 shares of preferred stock of Micro-ASI, Inc. at $1 per share plus cumulative accrued and unpaid dividends on those shares. Micro-ASI is a Texas corporation which plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards.

             PART I.  FINANCIAL INFORMATION (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity

     At April 30, 2001, cash and cash equivalents of $741,100 were $975,275 lower than cash and cash equivalents of $1,716,375 at July 31, 2000. Operating activities provided $1,840,236, investing activities used $2,136,222 and financing activities used $679,289.

     In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company or we) held $6,546,818 in short-term investments at April 30, 2001. These investments are available for our future operating, investing and financing activities.

     The Company's net loss for the nine months ended April 30, 2001, included non-cash charges of approximately $161,000 for depreciation and amortization and approximately $159,000 for employee and directors' stock compensation and stock retirement plan accruals.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $2,099,967 decrease in royalties receivable and the $715,600 decrease in royalties payable. These changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments.

     In the third quarter of fiscal 2001, we granted a license to a technology for one use and granted an option to license the same technology for another use. We made both agreements with one company. The company paid both a license issue fee and an option fee, but our agreements do not provide for another license issue fee if or when the company exercises the option. We treated these agreements as a multiple element arrangement and deferred the $100,000 license issue and option fee revenue. We expect to recognize this revenue when the company exercises the option and executes the second license or when the option expires.

     During the nine months ended April 30, 2001, we purchased
$1,546,764 of short-term investments, all of which are highly liquid investments.

     Between January and April 30, 2001, we advanced $425,000 to E.L. Specialists, Inc. in exchange for a promissory note. The promissory note, as renewed and extended, provides for advances up to $600,000 with simple interest at 7% per year and principal due on or before July 12, 2001. As of June 13, 2001, we had advanced the total $600,000 under this note. Under a related note purchase agreement, we agreed to exchange the entire amount due on the note for shares of Series A Preferred Stock and related securities of E.L. Specialists, Inc. if and when E.L. Specialists, Inc. completes its proposed financing. E.L. Specialists, Inc. is a Texas corporation established to develop and commercialize a flexible printed electroluminescent lighting technology. We provide certain technology evaluation, marketing and licensing services for E.L. Specialists, Inc. under our agreement with them.

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of its common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 86,500 shares of its common stock for $679,289 in cash in the nine months ended April 30, 2001. From October 1998 through April 30, 2001, CTT has repurchased 161,300 shares of its common stock for a total of $1,065,213. From October 1998 through April 30, 2001, CTT had reissued 91,802 of those repurchased shares rather than issue new shares to satisfy an employee's moving allowance, employees' exercises of stock options, grants of stock to directors and contributions of shares of CTT's common stock under other employee and director plans.

     In May 2001, we advanced $100,000 to Micro-ASI, Inc. under a secured bridge promissory note. The promissory note provides for interest compounded daily at a rate of 14% per year. Principal and interest are due on or before June 22, 2001. Micro-ASI's obligations under this and other bridge notes are secured by a pledge of substantially all of its and its subsidiaries' assets under a related bridge security agreement. CTT owns approximately 2% of Micro-ASI's outstanding share capital and accounts for its $500,000 investment in Micro-ASI under the cost method. In June 2001, an investor in Micro-ASI, Inc. demanded redemption of its 4,500,000 shares of preferred stock of Micro-ASI, Inc. at $1 per share plus cumulative accrued and unpaid dividends on those shares. Micro-ASI is a Texas corporation which plans to provide semiconductor packaging customers a one-stop-shop for flip-chip technology, including design, prototype development, and volume manufacturing of modules and boards. Micro-ASI reported net current liabilities of $4.4 million at December 31, 2000, a $10.7 million net loss for the twelve months ended December 31, 2000, and a $4 million net loss for the three months ended March 31, 2001. Micro-ASI also reported $6.5 million of debt maturing in 2001 and borrowed an additional $1.4 million (including the $100,000 from CTT) between December 31, 2000 and May 15, 2001. Micro-ASI's management seeks to complete a substantial private placement during 2001 to provide it sufficient capital resources to achieve its operating plan. Should Micro-ASI not raise this additional capital, its operations will be materially adversely affected and our investment in and advances to Micro-ASI would be substantially impaired.

     At April 30, 2001, the Company had no outstanding commitments for capital expenditures other than those discussed above.

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     We continue to pursue additional technology commercialization opportunities. If and when such opportunities are consummated, we may commit capital resources to them.

     We do not believe inflation had a significant impact on our operations during fiscal 2001 or 2000 or that it will have a significant impact on our operations during the next twelve-month operating period.

     The Company is involved in four pending litigation matters. Full descriptions of them are reported in Note 6 to the accompanying Consolidated Financial Statements. During the nine months ended April 30, 2001, the Company incurred a total of approximately $1,158,000 of unreimbursed patent litigation expenses in the three patent related suits. The Company expects to continue to incur substantial unreimbursed patent litigation expenses in its fourth fiscal quarter and its next fiscal year as it pursues enforcement of its patent rights in these three suits.

     At April 30, 2001, we had cash and cash equivalents of $741,100, short-term investments of $6,546,818, royalties receivable of $247,209 and royalties payable of $1,065,388. Total assets were $10,904,357, total liabilities were $2,331,192 and total shareholders' interest was $8,573,165.

     Based on our current expectations, we anticipate that currently available funds will be sufficient to finance our cash needs for the foreseeable future for our current operating activities, including patent enforcement litigation. However, expansion of our business is subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available funds will prove to be accurate.

Results of Operations - Three Months Ended April 30, 2001 (Third
Quarter of Fiscal 2001) vs. Three Months Ended April 30, 2000 (Third Quarter of Fiscal 2000)

     Total revenues for the third quarter of fiscal 2001 were $416,562, $882,448 (68%) lower than for the third quarter of fiscal 2000. Retained royalties for the third quarter of fiscal 2001 were $416,562, $136,840 (25%) lower than for the third quarter of fiscal 2000. For the third quarter of fiscal 2000, we recorded retained royalty settlement revenues of $736,375 for the estimated fair value of the royalty participation we exchanged for 2,945,500 shares of NTRU common stock valued at $0.25 per share. We had no similar royalty settlement in the third quarter of fiscal 2001.

     Retained royalties for the third quarter of fiscal 2000 included approximately $168,000 from a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. Retained royalty revenue fluctuations for the third quarter of fiscal 2001 also included new license issue fees and changes in the timing of royalties reported by licensees. Historically, the Company's royalty revenues in its second and fourth fiscal quarters have been higher than in its first and third fiscal quarters because of license agreements with semi-annual reporting periods.

     In the third quarter of fiscal 2001, we recorded approximately $500 in retained royalty revenues on our endoscopic ligator. An arbitrator ruled that claims in our current patent were invalid. Since the arbitrator's ruling, licensees of this technology have withheld royalties. Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively. We amended our claims, filed for reexamination of our patent and received the reexamination certificate. We believe we are entitled to all withheld and future royalties, but we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

     Revenues under service contracts for the third quarter of fiscal 2001 were $9,233 lower than for the third quarter of fiscal 2000. We are not actively seeking additional fee-for-service contracts, although we may agree to them in the future in certain circumstances. Many of our service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the third quarter of fiscal 2001 were $1,593,550. This was $750,705 (89%) higher than for the third quarter of fiscal 2000. A substantial portion of this reflects increased expenses related to patenting and licensing incurred principally to enforce our patent rights. Other increases included recruiting fees in connection with hiring additional technology commercialization professionals in February and March 2001. We employed approximately 11 people full-time in the third quarter of fiscal 2001 compared with 12 in the third quarter of fiscal 2000. We supplement our current staff with consultants' services in certain matters.

     Costs of technology management services for the third quarter of fiscal 2001 were $1,306,196, $810,103 (163%) higher than for the third quarter of fiscal 2000, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $750,000 higher in the third quarter of fiscal 2001 than in the third quarter of fiscal 2000. Approximately $711,000 of this increase related to increased patent litigation expenses for the three cases in which the Company and its clients have sued to enforce their patent rights. The International Trade Commission
(ITC) judge is scheduled to hear the Fujitsu case starting in August 2001. The judge heard the damages retrial of the MaternaTM prenatal vitamin case in March 2001 and the parties await his decision. The Company has agreed to pay its proportionate share of out-of-pocket expenses (excluding attorneys' fees) from August 1, 2000 in the MaternaTM prenatal vitamin litigation (See Note 6 to the accompanying Consolidated Financial Statements). The trial in the LabCorp suit is scheduled to begin in November 2001. The Company expects to continue to incur substantial unreimbursed patent litigation expenses in its fourth fiscal quarter and its next fiscal year as it pursues enforcement of its patent rights in these three suits. Personnel costs associated with patenting and licensing also increased. Costs related to licensing and retained royalties include personnel costs (including benefits and overheads) associated with patenting and licensing, patent litigation and enforcement expenses (net of reimbursements), and domestic and foreign patent prosecution and maintenance expenses (net of reimbursements).

     Costs related to service contracts were approximately $29,000 lower for the third quarter of fiscal 2001 than for the third quarter of fiscal 2000. This decrease results from our move away from fee-for-service contracts to a focus on licensing and enforcing intellectual property rights and investing in ventures where, in addition to making cash investments, we can provide intellectual property and technology commercialization expertise.

     Costs associated with new client development for the third quarter of fiscal 2001 (principally personnel costs, including benefits and overheads) were approximately $89,000 higher than for the third quarter of fiscal 2000. With the addition of two technology commercialization professionals to our staff, we expect to continue to increase our efforts focused on new client development.

     General and administration expenses in the third quarter of fiscal 2001 were $59,398 (17%) lower than in the third quarter of fiscal 2000. Recruiting fees in connection with hiring additional technology commercialization professionals in February and March 2001 partially offset lower personnel and related expenses.

     The $882,448 decrease in operating revenues and the $750,705 increase in operating expenses resulted in an operating loss of $1,176,998 for the third quarter of fiscal 2001.

     Interest income of $107,909 in the third quarter of fiscal 2001 was $9,987 (10%) higher than in the third quarter of fiscal 2000. The Company's average invested balance was approximately 18% higher and its weighted average interest rate was approximately 0.38% per annum lower than for the third quarter of fiscal 2000.

     During the third quarter of fiscal 2000, the Company sold available-for-sale securities and realized gains of $25,748, which were included in other income. There were no such sales in the third quarter of fiscal 2001.

     Other expenses in the third quarter of fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors (See Note 6 to the accompanying Consolidated Financial Statements).

     The Company has approximately $12,869,000 of Federal net operating loss carryforwards of which approximately $4,343,000 and $4,371,000 expire in fiscal 2001 and 2002, respectively. The Company's ability to derive future tax benefits from its net deferred tax assets is uncertain and therefore the valuation allowance completely offsets them.

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

Results of Operations - Nine Months Ended April 30, 2001 (Three
Quarters of Fiscal 2001) vs. Nine Months Ended April 30, 2000 (Three Quarters of Fiscal 2000)

     Total revenues for the three quarters of fiscal 2001 were $2,441,338, $574,568 (19%) lower than for the three quarters of fiscal 2000. For the three quarters of fiscal 2001, retained royalties were $2,437,819, $321,458 (15%) higher than for the three quarters of fiscal 2000.

     Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $1,295,000 in the three quarters of fiscal 2001, an increase of approximately $684,000 or 112%. This increase resulted principally from increased sales of licensed products. We cannot predict whether our licensees' sales of licensed products will continue to grow at this rate. We recognize a substantial portion of these royalties in our second and fourth fiscal quarters when certain of these licensees report their semi-annual royalties.

     Reductions in retained royalties from other technologies partially offset this increase. These reductions related to expiration of certain Vitamin B12 assay patents, licensees' withheld royalties on our endoscopic ligator (discussed below), a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999 reported in the third quarter of fiscal 2000, changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. New option and license issue fees and a licensee's correction of previously reported royalties partially offset these reductions.

     In the three quarters of fiscal 2001, retained royalty revenues on our endoscopic ligator were less than $1,500 and approximately $136,000 lower than in the three quarters of fiscal 2000. As discussed more completely above, our patent reissued during the third quarter of fiscal 2001 and we believe we are entitled to all withheld and future royalties. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

     For the three quarters of fiscal 2000, we recorded retained royalty settlement revenues of $736,375 for the estimated fair value of the royalty participation we exchanged for 2,945,500 shares of NTRU common stock valued at $0.25 per share. We had no similar royalty settlement in the three quarters of fiscal 2001.

     Revenues under service contracts for the three quarters of fiscal 2001 were $159,651 lower than for the three quarters of fiscal 2000. We are not actively seeking additional fee-for-service contracts, although we may agree to them in the future in certain circumstances. In the three quarters of fiscal 2000, we earned revenues from two non-recurring service contracts, one for a government agency and one for a domestic start-up corporation. Many of our service contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the three quarters of fiscal 2001 were $3,523,687. This was $1,023,709 (41%) higher than for the three quarters of fiscal 2000. A substantial portion of this reflects increased expenses related to patenting and licensing incurred principally to enforce our patent rights. Other increases included recruiting fees in connection with hiring additional technology commercialization professionals in February and March 2001, consultants' fees and expenses, and directors' stock compensation expense which more than offset reductions in personnel and related expenses. We employed approximately 11 people full-time in the three quarters of fiscal 2001 compared with 13 in the three quarters of fiscal 2000. We supplement our current staff with consultants' services in certain matters.

     Costs of technology management services for the three quarters of fiscal 2001 were $2,390,775, $818,362 (52%) higher than for the three quarters of fiscal 2000, as more fully discussed below.

     Costs related to licensing and retained royalties were approximately $1,062,000 higher in the three quarters of fiscal 2001 than in the three quarters of fiscal 2000. Approximately $962,000 of this increase relates to increased patent litigation expenses (net of reimbursements) for the three cases in which the Company and its clients have sued to enforce their patent rights. The International Trade Commission (ITC) judge is scheduled to hear the Fujitsu case starting in August 2001. The judge heard the damages portion of the MaternaTM prenatal vitamin case in March 2001 and the parties await his decision. The Company has agreed to pay its proportionate share of out-of-pocket expenses (excluding attorneys' fees) from August 1, 2000 in the MaternaTM prenatal vitamin litigation (See Note 6 to the accompanying Consolidated Financial Statements). The trial in the LabCorp suit is scheduled to begin in November 2001. The Company expects to continue to incur substantial unreimbursed patent litigation expenses in its fourth fiscal quarter and its next fiscal year as it pursues enforcement of its patent rights in these three suits. Personnel costs associated with patenting and licensing also increased. Costs related to licensing and retained royalties include personnel costs (including benefits and overheads) associated with patenting and licensing, patent litigation and enforcement expenses (net of reimbursements), and domestic and foreign patent prosecution and maintenance expenses.

     Costs related to service contracts were approximately $145,000 lower for the three quarters of fiscal 2001 than for the three quarters of fiscal 2000. This decrease results from our move away from fee-for-service contracts to a focus on licensing and enforcing intellectual property rights and investing in ventures where, in addition to making cash investments, we can provide intellectual property and technology commercialization expertise.

     Costs associated with new client development for the three quarters of fiscal 2001 (principally personnel costs, including benefits and overheads) were approximately $99,000 higher than for the three quarters of fiscal 2000. With the addition of two technology commercialization professionals to our staff, we expect to continue to increase our efforts focused on new client development.

     General and administration expenses in the three quarters of fiscal 2001 were $205,347 (22%) higher than in the three quarters of fiscal 2000. Increases included recruiting fees in connection with hiring additional technology commercialization professionals in February and March 2001, consultants' fees and expenses, and directors' stock compensation expense. These increases more than offset reductions in personnel and related expenses.

     The $574,568 decrease in operating revenues and the $1,023,709 increase in operating expenses resulted in an operating loss of $1,082,349 for the three quarters of fiscal 2001.

     Interest income of $339,554 in the three quarters of fiscal 2001 was $77,957 (30%) higher than in the three quarters of fiscal 2000. The Company's average invested balance was approximately 17% higher and its weighted average interest rate was approximately 0.57% per annum higher than for the three quarters of fiscal 2000.

     During the three quarters of fiscal 2000, the Company sold available-for-sale securities and realized gains of $90,238, which were included in other income. There were no such sales in the three quarters of fiscal 2001.

     Other expenses in the three quarters of fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors (See Note 6 to the accompanying Consolidated Financial Statements).

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

                     PART II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     On February 26, 2001, the registrant issued to J. Scott Bechtel 2,564 shares of the registrant's common stock at $7.80 per share (the average of the high and low prices on the American Stock Exchange on February 26, 2001). The shares were issued in consideration for an agreed moving allowance. No underwriters were involved in this transaction. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 and the certificate for these shares contained a restrictive legend.

Item 6.   Exhibits and Reports on Form 8-K               Page

A)   Exhibits

     11.1 Schedule of computation of earnings
          per share for the three and nine months
          ended April 30, 2001 and 2000.                   22

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


                                    COMPETITIVE TECHNOLOGIES, INC.
                                    (Registrant)

Date:  June 14, 2001             By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President,
                                     Chief Executive Officer,
                                     Chief Financial Officer
                                     and Authorized Signer