Form 10-K
period 2001-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2001-10-29
CIK 102198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended July 31, 2001

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 1-8696

                  COMPETITIVE TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)


    Delaware                                    36-2664428
(State or other jurisdiction of      I.R.S. Employer Identification No.)
incorporation or organization)


   1960 Bronson Road
   Fairfield, Connecticut                         06430
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code:  (203) 255-6044

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

Exhibit Index on sequentially numbered page 65.

             Page 1 of 77 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

     As of October 17, 2001, 6,139,351 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on $3.275, which was the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $19,371,000.


                  DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated Document              Location in Form 10-K

     None                               Not Applicable


                               PART I

Item 1.  Business

                            Introduction

     Competitive Technologies, Inc. (the registrant, we, CTT or the Company), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. We provide patent and technology commercialization services with respect to a broad range of digital/electronic, life sciences, and physical sciences technologies originally invented by various individuals, corporations, research institutions, and universities.

     Our goal is to maximize returns on intellectual property. We do this by selling, licensing, or otherwise transferring technologies to others and enforcing our and our clients' patent rights with respect to these technologies, or by investing in new entities to commercialize them.

     On October 1, 2001, we employed approximately 12 people (full-time equivalents). Substantially all employees are salaried and none is represented by a labor union.

Patent and Technology Commercialization Services

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

     We provide patent and technology commercialization services with respect to a broad range of digital/electronic, life sciences, and physical sciences technologies invented by various individuals, corporations, research institutions, and universities.

     We include telecommunications, data security, signal processing, digital entertainment, electrical circuitry, microelectronic, and semiconductor technologies in our digital/electronic portfolio. Our life sciences portfolio includes pharmaceuticals, biotechnologies, and medical devices. Our physical sciences portfolio includes materials, manufacturing, and environmental technologies.

     Our professional staff has diverse technical, legal, intellectual property, financial, market and business experience and training to serve our clients' unique needs. We supplement our professional staff, as needed, with a network of scientific, business, and patent experts. We have also established strategic alliances with Innovation Partners International, k.k., in Osaka, Japan, and Angle Technology Limited in England and Scotland.

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

     --   We license technologies to obtain license fees and royalty revenues.
     --   We invest in new ventures to exploit specific technologies.
     -- We provide technology marketing and commercialization services to earn agreed fees.

     Our clients are inventors and invention owners - individuals, corporations, universities, and other research institutions.

     In our agreements with clients, we specify the particular services we will provide them and how they will compensate us for those services. We tailor each agreement to satisfy the unique needs of each client. Most clients agree to share with us a specific percentage of amounts received from commercialization of technologies. Some clients agree to pay a fixed percentage of royalty revenue from licensed technology, a fee for specific services and/or specified annual fees for our services. In some situations, our clients give us equity or the right to purchase equity in them. In addition, some clients agree to share expenses of the technology commercialization process.

     The three technologies that produced retained royalties equal to or exceeding 10% of consolidated revenue for us during 2001, 2000 or 1999 were gallium arsenide semiconductors, encryption and Vitamin B12 assay. Retained royalty revenues from these technologies were:

                                   2001        2000        1999
Gallium arsenide, including
  laser diode                   $2,190,000  $1,363,000  $  518,000
Public key encryption           $       --  $  736,375  $  661,500
Vitamin B12 assay               $  417,000  $  381,000  $  972,000

As a percentage of retained royalties, they represented:

                                   2001       2000        1999
Gallium arsenide, including
  laser diode                       60%        35%         15%
Public key encryption               --         19%         19%
Vitamin B12 assay                   11%        10%         28%

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March 1983 to May 1989 and expire from May 2001 to September 2006. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. We have licensed these inventions to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Approximately $1,715,000 of 2001's retained royalties was from one U.S. licensee's sales of licensed product; the remaining $475,000 was from several foreign licenses and included license issue fees from executing two new licenses.

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

     The improved assay procedure for diagnosing Vitamin B12 deficiencies was developed at the University of Colorado. U.S. patents issued from February 1980 to May 1984. Certain of these U.S. and foreign licensed patents expired in April 1998, April 1999, February 2000 and May 2001. The remaining Vitamin B12 licensed patents will expire in April and November 2002. We have licensed these assay procedures to Abbott Laboratories, Bayer Corporation, Beckman Instruments, Inc., Bio-Rad Laboratories, Inc., Chiron Diagnostics Corporation, Microgenics, Inc., Roche Diagnostics GmbH and Tosoh Corporation. These assay procedures are in current use according to information received from licensees and other sources. Approximately $542,000 of 1999's Vitamin B12 retained royalties was from a licensee's change in its previously estimated royalties for the period from July 1993 through July 1998.

     Beginning in fiscal 1998, we have pursued an aggressive program to license an assay used to determine whether an individual has an elevated level of homocysteine and a corresponding deficiency of folate or Vitamin B12. Studies indicate that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general artery damage. Our U.S. patent that covers this homocysteine assay expires in 2007. We had ten homocysteine licenses (including one sublicense) throughout fiscal 2001, 2000 and 1999. Homocysteine retained royalties in fiscal 2001, 2000 and 1999 were approximately $203,000, $392,000 and
$265,000, respectively. A sublicensee's withholding royalties on certain tests reduced retained royalties in 2001, 2000 and 1999. We have joined with our licensee in a lawsuit against the sublicensee. See also Item 3. Legal Proceedings and Note 14 to Consolidated Financial Statements. We cannot predict the timing or amounts of retained royalties we may earn or the timing or costs we may incur in licensing and enforcing the patents for this assay.

     Our foreign operations are limited to royalties received from foreign licensees. See Note 12 to Consolidated Financial Statements.

Investments in and Advances to Development-Stage Companies

     We generally do not finance research and development of technologies. However, in certain instances, as well as providing other forms of assistance, we also invest in development-stage companies to exploit specific technologies we believe are beyond the pure research and development stage.

NTRU Cryptosystems, Inc.

     In March and July 2000, we acquired 3,172,881 shares, approximately 10% of the then outstanding equity, of NTRU Cryptosystems, Inc. (NTRU) in exchange for reducing our royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. We recorded the exchange of a substantial portion of our royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as a retained royalty settlement of $736,375. We have worked with NTRU and its founders since 1997 and acquired our original royalty interest in exchange for providing NTRU with custom incubation services, including patent filing support, interim business management, technical marketing, licensing and initial capital sourcing services. NTRU's mathematicians and cryptographers developed a new generation of memory efficient high-speed public key encryption solutions. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2001, our carrying value for this investment was $934,381. In August 2001, we acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding equity. We account for this investment on the cost method.

Advances to E. L. Specialists, Inc.

     E. L. Specialists, Inc. (ELS) is a Texas corporation established to develop and commercialize innovative flexible electronic products based on advanced polymer thick film technology, including a flexible printed electroluminescent lamp and a low cost, non-silicon based biometric sensor. We provide certain technology evaluation, marketing and licensing services for ELS under a service agreement with them.

     Through a series of bridge financing agreements, we committed to lend $821,000 to ELS. As of July 31, 2001, we had advanced $650,000 and had reset the date for repayment to September 28, 2001. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, we have recognized no interest since March 31, 2001. ELS's intellectual property secures the loan and this security interest is shared pro rata with another ELS lender that has advanced $470,000 to ELS. Our advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. On September 28, 2001, ELS defaulted on payment of the advances. We waived this default and reset the demand date to November 5, 2001.

     Based on the decline of the electronics and wireless markets, ELS's recent financial results and the absence of quoted values for ELS's stock, we validated the recoverability of our advances through a valuation of our security interest in ELS's intellectual property. We considered the timing of our advances, our ability to withstand a prolonged recovery in the electronics and wireless industries and the results of the valuation of our security interest in ELS's intellectual property. We expect both secured lenders to be able to recover fully their advances either through ELS's repayment of the advances or, if required, by taking possession of the intellectual property that secures the loan and licensing the intellectual property to recover the amount of the loan. As of July 31, 2001, we classified our advances as current notes receivable. If we determine that it would be in the best interests of the Company to restructure the financing agreement, we may extend the repayment period, increase the interest rate, and/or increase the loan's conversion rate to ELS equity and reclassify the loan according to its repayment terms. If we determine that the Company must license the intellectual property to recover the advances, we will reclassify the advances as non-current intellectual property and amortize the balance over its useful life.

Micro-ASI, Inc.

     In April 2000, CTT paid $500,000 for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. (Micro-ASI) as part of Micro-ASI's $8 million private placement. In May 2001, CTT advanced $100,000 of secured bridge financing to Micro-ASI. Based on Micro-ASI's bankruptcy filing in August 2001, we determined that our investment in and advance to Micro-ASI were impaired as of July 31, 2001, and recorded a $600,000 impairment charge. Although CTT is a secured lender with respect to the bridge financing, it is uncertain how much we may recover from the bankruptcy estate.

NovaNet Learning, Inc.

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

Others

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

     In June 1999, we obtained equity in Digital Ink, Inc. (Digital
Ink) in exchange for $50,000 in patenting, marketing, and accounting services provided from June 1999 through January 2000. Digital Ink has developed an electronic pen that captures and stores handwriting in its memory. Digital Ink expects applications of this proprietary technology to include wireless devices, personal computers and personal digital assistants. We provided patenting, marketing and accounting services during the time Digital Ink developed a working prototype of this digital pen invention. Since its inception, Digital Ink has obtained more than $5.5 million of funding. Digital Ink is currently seeking additional funding to implement its plan to market and license its digital pen to device manufacturers and wireless service providers. At July 31, 2001, we owned 11% of Digital Ink's outstanding common and preferred stock.

     In 1994, we established a majority-owned subsidiary, Vector Vision, Inc. (VVI), to develop and exploit a video compression technology developed at Lehigh University. Since its inception VVI has obtained $498,000 in equity funding, $75,000 in grant funding and $99,000 from a Small Business Innovation Research contract. VVI is obligated to repay up to three times total grant funds received (see
Note 14 to Consolidated Financial Statements). At July 31, 2001, we owned 53.3% of VVI's outstanding common stock. At July 31, 2001, VVI was operationally inactive. Certain of VVI's proprietary technology has been accepted in a portion of the MPEG-4 standard, an international standard for low bandwidth applications such as video teleconferencing, video databases and wireless video access.

Risk Factors

     We have generated relatively limited income and we experienced operating losses in fiscal 2001 and prior to fiscal 1999. The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2001:

                              2001          2000          1999           1998           1997
Operating income (loss)   $(2,232,361)   $  774,038    $  421,533    $(1,381,903)   $(1,785,891)
Net income (loss)         $(2,500,749)   $1,300,937    $2,919,384    $(1,235,489)   $(1,571,045)
Net cash flow from:
  Operating activities    $  (246,834)   $  458,295    $  626,083    $  (485,035)   $  (896,712)
  Investing activities    $  (586,941)   $ (993,362)   $ (979,646)   $   600,680    $ 1,467,919
  Financing activities    $  (658,164)   $1,342,928    $ (361,843)   $  (351,257)   $  (317,408)
Net increase (decrease)
  in cash and cash
  equivalents             $(1,491,939)   $  807,861    $ (715,406)   $  (235,612)   $   253,799

     Although we had both operating and net income in fiscal 2000 and 1999, we cannot assure you that earnings will resume in fiscal 2002, and it is possible that we could continue to incur losses in the foreseeable future. Patent enforcement litigation is an expensive but essential component of our business strategy to obtain the revenues to which we believe we and our clients are entitled. In addition, our future revenues and profits or losses depend on certain factors beyond our control, including technological changes and developments, downturns in the economy or our inability to successfully commercialize the inventions and innovations of our clients. Consequently, we may not be able to generate sufficient revenues to be profitable.

     We receive most of our revenues from licensees over whom we have no control. We rely on royalties received from our licensees for most of our revenues. Retained royalties (including retained royalty settlement in 2000) constituted 100%, 96% and 95% of our consolidated total revenues for the years ended July 31, 2001, 2000 and 1999, respectively. The royalties we receive from our licensees depend on the efforts and expenditures of those licensees and we have no control over their efforts or expenditures. Additionally, our licensees' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require licensees to advise us of problems they may encounter in attempting to develop commercial products and licensees usually treat such information as confidential. You should expect that licensees will encounter problems frequently. We cannot assure you that our licensees' failure to resolve such problems will not result in a material adverse effect (financial or otherwise) on our operations.

     Our licensees, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially. Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (FDA). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product and therefore we will not receive royalty income based on the sales of the product.

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

     Certain of our licensed patents have recently expired or will expire in the near future and we may not be able to replace their royalty revenues. We currently receive royalties from licenses that we hold on thirty-four (34) patented technologies. We expect eleven
(11) of those patented technologies to expire in the next three years. Those patented technologies represented approximately 68% of our revenue in fiscal 2001. During fiscal 2001, approximately 60% of our royalties were from our gallium arsenide patents including 47% of our royalties which were from one U.S. licensee. Of our fiscal 2001 revenues, patents covering technologies representing approximately 13% expire in fiscal 2002, 4% expire in fiscal 2003 and 51% expire in fiscal 2004. The loss of those royalties may adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources.

     Patent litigation has increased; it can be expensive and may delay or prevent our licensees' products from entering the market.
In the event we determine that competitive products infringe our patent rights, we may pursue patent infringement litigation or interference proceedings against sellers of those competing products. During fiscal 2001 we brought such litigation against Fujitsu. See
Item 3 and Note 14 to Consolidated Financial Statements. Holders of conflicting patents or sellers of competing products may also challenge our patents in patent infringement litigation or interference proceedings. We cannot assure you that we will be successful in any such litigation or proceeding, and the results and costs of such litigation or proceeding may materially adversely affect our business, operating results and financial condition.

     In the markets for our licensees' products, technology can change rapidly and industry standards are continually evolving. This often makes products obsolete or results in short product lifecycles. Our profitability depends on our licensees' ability to adapt to such changes. Therefore, our profitability will depend in large part on our, our clients' and/or our licensees' abilities to:

  --   introduce products in a timely manner;
  --   maintain a pipeline of new technologies;
  --   enhance and improve existing products continually;
  --   maintain their development capabilities;
  -- anticipate or adapt to technological changes and advances in their relevant industries; and
  -- ensure continuing compatibility with evolving industry standards.

     Evaluating and securing funding for new business and product development is difficult and we cannot assure you that, once we have found a new business or product, it will be successful. We continue to seek business opportunities which are synergistic with our expertise in commercializing technology or which have the potential to generate excess cash flow that we could use to build our business. We cannot assure you that we will succeed in acquiring or developing such businesses or products or that they will be profitable.

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

     We need significant capital to operate our business and we may require additional financing. If we cannot obtain such additional financing, we may not be able to continue our operations or pursue our growth strategies. We need significant capital to invest in new developing businesses and in obtaining and marketing new technologies. Currently available funds may be insufficient to fund our growth strategy or our long-term operations. We may need to seek additional financing sooner than we currently anticipate or to curtail our activities.

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

     Further, we cannot be certain that our current or new relationships will maintain the volume or quality of available new technologies they currently present to us. In some cases, universities and other sources of new technologies seek to develop and commercialize these technologies themselves or through entities they develop, finance and control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources to whom we can market our services. If we are unable to secure new sources of technology, this could have a material adverse effect on our business, operating results and financial condition.

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

     At July 31, 2001, we had invested $934,381 (9% of total assets) in NTRU Cryptosystems, Inc., a development-stage company. This includes $736,375 from our royalty settlement with NTRU in fiscal 2000. We also hold equity interests in additional development-stage companies that we acquired in exchange for cash or our professional services. As discussed earlier, we recorded a $600,000 impairment charge against our investment in and advance to Micro-ASI in fiscal 2001. In addition, through a series of secured bridge financing agreements, we committed to lend $821,000 to ELS. Although we expect to be able to recover our advances fully from ELS, we may incur impairment charges if we are unable to recover them. See Note 3 to Consolidated Financial Statements. While we hold these investments, we may incur charges to earnings for impairment losses that could be material, as we did in fiscal 2001. In addition, we cannot be certain that we will be able to sell these investments, that such sales proceeds will be greater than the amounts we have invested, or that we will be able to sell these investments within any particular timeframe.

     We have not paid dividends recently and do not expect to pay dividends on our Common Stock in the foreseeable future. Since paying a single $0.10 per share dividend in March 1981, we have not paid cash dividends on our Common Stock and do not expect to declare or pay cash dividends in the foreseeable future.

     We are currently involved in three lawsuits. If the courts in these suits decide against the Company, these lawsuits could have a materially adverse effect on our business, results of operations and financial condition. For a description of these lawsuits, see Item
3.  Legal Proceedings.  These three lawsuits are:

     (a)  The Fujitsu litigation (involving several separate cases).
     (b) The LabCorp suit, where we seek royalties and injunctive relief under our homocysteine patent. LabCorp has filed a counterclaim alleging noninfringement, patent invalidity and patent misuse. If LabCorp were to prevail, we could encounter substantial difficulty collecting further royalties from licensees under this patent.
     (c)  The suit involving the sale of assets to Unilens.  On September
          14, 2001, the attorney referee recommended that the Court grant our motion for dismissal. No final order has yet been entered. An adverse ruling in this suit could result in a substantial money judgment against the Company.

Item 2. Properties

     Our principal executive office is approximately 9,000 square feet of leased space in an office building in Fairfield, Connecticut. The office lease expires December 31, 2006, and provides for a base rent of $225,000. We have an option to renew the lease through December 31, 2011. We believe that our facilities are adequate for our current and near-term operations.

Item 3. Legal Proceedings

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, (Fujitsu), Fujitsu Hitachi Plasma Display Limited, Japan, et al. under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in PDPs and plasma display flat-screen televisions. The ITC has the power to issue orders directing U.S. customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In January 2001, the ITC voted to investigate CTT's complaint. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001. Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (a permanent injunction against future sales of PDPs that infringe these patents, damages for past infringing sales and possibly damages for willfulness) which are not available at the ITC. CTT intends to seek to expedite this case.

     In September 2001, Fujitsu and Fujitsu Hitachi Plasma Display Limited, Japan, filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware. This lawsuit alleges, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu. It also alleges that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Central District of Illinois. Fujitsu seeks damages in an unspecified amount and injunctive relief. The Company intends to defend vigorously the action instituted by Fujitsu.

     CTT is unable to estimate the legal expenses or the loss it may incur in these suits, if any, and has recorded no potential judgment proceeds in its financial statements to date.

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

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaTM, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of MaternaTM that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. In March 2001, the District Court heard arguments to determine the nature and amount of damages to be paid by defendant. The District Court judge has issued a preliminary favorable opinion to guide findings of fact and conclusions of law. The parties await the judge's decision. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989 UOP, a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership
(OALP).  Unilens made no payments in fiscal 2001, 2000 or 1999.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA (Unilens) and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all the facts available to management, that the claims asserted in the suit are without merit, and the registrant has vigorously defended against plaintiffs' claims. In November 2000, the Company made a motion to dismiss this case. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for a judgment of dismissal. No final order has yet been entered. Through July 31, 2001, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT recognized other expenses from continuing operations of $52,460, $269 and $41,337 in 2001, 2000 and 1999, respectively, for legal expenses related to this suit.

SEC Investigation

     By letter of May 17, 2001, CTT received a subpoena from the Securities and Exchange Commission (SEC) seeking certain documents in connection with the SEC's private investigation captioned "In the Matter of Trading in the Securities of Competitive Technologies,
Inc." In June 2001, CTT complied with the subpoena by producing the called for records. CTT is aware of other parties, including its director Samuel M. Fodale, who received SEC subpoenas. According to SEC court filings, the documents sought from Mr. Fodale were in connection with its investigation to determine whether a former registered representative in the Hyannis, Massachusetts office of a brokerage firm and/or others may have violated anti-fraud provisions of the securities laws by effecting manipulative transactions in the securities of CTT that affected its price and market from at least October 1, 1999 to at least October 31, 2000. The SEC is apparently also investigating whether the brokerage firm and certain persons associated with it may have failed to reasonably supervise with a view to preventing violations of the Securities Act of 1933. Based on the information available to us at the time of preparation of this Form 10-K, we believe that neither CTT nor Mr. Fodale is a target in this investigation. CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced unless it shall ultimately be determined that he is entitled to be indemnified by CTT as authorized by Article IV. As of October 17, 2001, the Company has made no advances to or for Mr. Fodale and Mr. Fodale has not requested that CTT advance any amounts pursuant to this agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     None
                               PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters

     (a) The Company's common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.

     Fiscal Year Ended July 31, 2001         High      Low

          First Quarter....................  9.6875    6.2500
          Second Quarter...................  9.1250    5.3750
          Third Quarter....................  8.6000    6.3700
          Fourth Quarter...................  7.8500    5.0000


     Fiscal Year Ended July 31, 2000         High      Low

          First Quarter....................   6.7500   5.1250
          Second Quarter...................   9.7500   4.8750
          Third Quarter....................  23.5000   8.0000
          Fourth Quarter...................  15.5000   7.6250

     No cash dividends were declared on the Company's common stock during the last two fiscal years.

     At October 17, 2001 there were approximately 700 holders of record of the Company's common stock.


                         COMPETITIVE TECHNOLOGIES, INC.
                           Selected Financial Data (1)
                           For the years ended July 31



Item 6.  Selected Financial Data

                                        2001          2000         1999          1998           1997
Retained royalties                  $ 3,637,764   $ 3,202,194  $ 3,463,176   $ 2,400,534    $ 1,935,041
Retained royalty settlement                  --       736,375           --            --             --
Other revenues (2)                        3,520       174,298      176,148       211,300        541,176
       Total revenues               $ 3,641,284   $ 4,112,867  $ 3,639,324   $ 2,611,834    $ 2,476,217

Operating income (loss)             $(2,232,361)  $   774,038  $   421,533   $(1,381,903)   $(1,785,891)

Net income (loss) (3)               $(2,500,749)  $ 1,300,937  $ 2,919,384   $(1,235,489)   $(1,571,045)

Net income (loss) per share:
  basic and diluted                 $     (0.41)  $      0.21  $      0.49   $     (0.21)   $     (0.27)

Weighted average number of common
  shares outstanding:
    Basic                             6,135,486     6,079,211    5,982,112     5,969,434      5,914,868
    Diluted                           6,135,486     6,187,407    6,009,701     5,969,434      5,914,868

At year end:
Cash, cash equivalents
  and short-term investments        $ 5,017,877   $ 6,716,429  $ 5,498,486   $ 2,634,618    $ 3,465,005
Total assets                        $10,640,873   $12,093,965  $ 8,959,021   $ 6,301,864    $ 7,203,480
Long-term obligations               $        --   $        --  $        --   $        --    $   260,265
Shareholders' interest              $ 6,967,746   $ 9,928,112  $ 7,180,286   $ 4,172,413    $ 5,014,746

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes approximately $79,000 in 1997 from a cost reimbursement contract for the Department of the Air Force.

(3) Includes $600,000 investment and loan impairment loss on Micro-ASI, Inc. in 2001, $2,313,227 gain on sale of investment in NovaNET Learning, Inc. in 1999 and net income related to equity method affiliates of approximately $58,000 in 1997.

(4) No cash dividends were declared or paid in any year presented.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

    At July 31, 2001, cash and cash equivalents of $224,436 were $1,491,939 lower than cash and cash equivalents of $1,716,375 at July 31, 2000. Operating activities used $246,834, investing activities used $586,941 and financing activities used $658,164 in the year ended July 31, 2001.

    In addition, Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company or we) held $4,793,441 in short-term investments at July 31, 2001. These investments are available for our current operating, investing and financing needs.

    The Company's net loss of $2,500,749 for the year ended July 31, 2001, included its $600,000 loss on its investment in and advance to Micro-ASI, Inc. and non-cash charges of approximately $215,000 for depreciation and amortization and approximately $207,000 for employee and directors' stock compensation.

    In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. Royalties receivable increased approximately $384,000 reflecting the Company's normal cycle of royalty collections. The approximately $929,000 increase in accrued liabilities for professional fees is principally accrued legal fees related to our enforcement actions.

     In the third quarter of fiscal 2001, we granted one company a license to a technology for one use and an option to license it for another use. That company paid both a license issue fee and an option fee, but our agreements do not provide for another license issue fee if or when the optionee exercises the option. We treated these agreements as a multiple element arrangement and deferred the $100,000 license issue and option fee revenue. We expect to recognize this revenue when the optionee exercises the option and executes the second license or when the option expires.

     During fiscal 2001, we sold $206,613 of highly liquid short-term investments.

Advances to E. L. Specialists, Inc.

     Through a series of bridge financing agreements, we committed to lend $821,000 to E. L. Specialists, Inc. (ELS). As of July 31, 2001, we had advanced $650,000 and had reset the date for repayment to September 28, 2001. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, we have recognized no interest since March 31, 2001.
ELS's intellectual property secures the loan and this security interest is shared pro rata with another ELS lender that has advanced $470,000 to ELS. Our advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. On September 28, 2001, ELS defaulted on payment of the advances. We waived this default and reset the demand date to November 5, 2001.

     Based on the decline of the electronics and wireless markets, ELS's recent financial results and the absence of quoted values for ELS's stock, we validated the recoverability of our advances through a valuation of our security interest in ELS's intellectual property. We considered the timing of our advances, our ability to withstand a prolonged recovery in the electronics and wireless industries and the results of the valuation of our security interest in ELS's intellectual property. We expect both secured lenders to be able to recover their advances fully either through ELS's repayment of the advances or, if required, by taking possession of the intellectual property that secures the loan and licensing the intellectual property to recover the amount of the loan. As of July 31, 2001, we classified the advances as current notes receivable based on their November 5, 2001 maturity. If we determine that it would be in the best interests of CTT to restructure the financing agreement, we may extend the repayment period, increase the interest rate, and/or increase the loan's conversion rate to ELS equity and reclassify the loan according to its repayment terms. If we determine that we must license the intellectual property to recover the advances, we will reclassify the advances as intellectual property and amortize the balance over its useful life.

Loss on Investment in and Advance to Micro-ASI, Inc.

     Micro-ASI, Inc. (Micro-ASI) is a Texas corporation which planned to design, develop and manufacture flip-chip modules and boards. As a result of Micro-ASI's filing for protection under Chapter 7 of the United States Bankruptcy Code in August 2001, CTT recorded a $600,000 loss on its investment in and advance to Micro-ASI in the fourth quarter of fiscal 2001. CTT wrote off its entire $500,000 investment in Micro-ASI preferred stock (purchased in April 2000 for cash) and its $100,000 cash advance to Micro-ASI under a secured bridge promissory note made in May 2001. It is uncertain when and how much, if any, CTT may realize from the final accounting and distribution of Micro-ASI's bankruptcy estate.

Other Matters

    During fiscal 2001, CTT repurchased 86,500 shares of its common stock for $679,289 in cash under the stock repurchase plan authorized in October 1998 by CTT's Board of Directors. At July
31, 2001, CTT may repurchase 88,700 additional shares under that original authorization.

    At July 31, 2001, the Company had no outstanding commitments for capital expenditures other than those discussed above.

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

    The Company is involved in four pending litigation matters. Full descriptions of them are reported in Note 14 to Consolidated Financial Statements. During fiscal 2001, the Company incurred a total of approximately $2,474,000 of unreimbursed patent litigation expenses principally related to three patent suits. We expect to continue to incur substantial unreimbursed patent litigation expenses in fiscal 2002 as we pursue enforcement of our patent rights in these three suits. We are exploring various arrangements to limit or share our cash requirements for these enforcement actions.

    At July 31, 2001, we had cash and cash equivalents of $224,436, short-term investments of $4,793,441, royalties receivable of $2,731,228 and royalties payable of $1,852,207. Cash, cash equivalents and short-term investments represented 47% of our total assets at July 31, 2001. Currently we do not have any outstanding debt or maintain a credit facility.

    Based on our current expectations, we anticipate that currently available funds will be sufficient to finance our cash needs for the foreseeable future for our current operating activities. However, expansion of our business is subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. We may seek additional debt or equity funding to support our future business growth. There can be no assurance that our current expectations regarding the sufficiency of currently available funds will prove to be accurate or that we will be successful in raising additional funding.

Results of Operations - 2001 vs. 2000

    Retained royalties for fiscal 2001 were $3,637,764, $435,570
(14%) higher than retained royalties of $3,202,194 in fiscal 2000.

    Retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $2,190,000 in fiscal 2001, an increase of approximately $828,000 (61%). This increase resulted principally from increased sales of licensed products. We cannot predict whether our licensees' sales of licensed products will continue to grow at this rate.

    Retained royalties in fiscal 2000 included approximately $168,000 for a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. Homocysteine retained royalties in both fiscal years were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee as detailed in Note 14 to Consolidated Financial Statements.

    Retained royalties from the Vitamin B12 assay in fiscal 2001 were approximately $417,000 compared with approximately $381,000 in fiscal 2000. Certain of these licensed patents expired in April
1998, April 1999, February 2000 and May 2001.  The remaining
Vitamin B12 assay licensed patents will expire in April and November 2002.

    In fiscal 2001, retained royalty revenues on our endoscopic ligator were less than $2,000 and approximately $136,000 lower than in fiscal 2000. Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively. Since an arbitrator ruled that claims in our original patent were invalid, licensees of this technology have withheld royalties. We amended our claims, filed for reexamination of our patent and received the reexamination certificate. We believe we are entitled to all withheld and future royalties and are actively pursuing them. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology.

    Retained royalties also fluctuate due to changes in the timing of royalties reported by licensees and changes in licensees' sales of licensed products.

    In fiscal 2000, we recognized a retained royalty settlement of $736,375 for the estimated fair value of the royalty participation we exchanged for 2,945,500 shares of NTRU Cryptosystems, Inc.
(NTRU) common stock valued at $0.25 per share. We had no similar royalty settlement in fiscal 2001.

    Other revenues under fee-for-service contracts for fiscal 2001 were $170,778 lower than in fiscal 2000. We are not actively seeking additional fee-for-service contracts, although we may agree to them in the future in certain circumstances. Many of these contracts are one-time arrangements unique to a particular client at a particular time.

    Total operating expenses for fiscal 2001 were $5,873,645, including $2,474,017 of patent enforcement expenses, net of reimbursements. Total operating expenses for fiscal 2000 were $3,338,829, including $157,459 of patent enforcement expenses, net of reimbursements. Other increases included recruiting fees in connection with hiring additional technology commercialization professionals in February and March 2001 and consultants' fees and expenses, which more than offset reductions in personnel and related expenses. We employed approximately 11 people (full-time equivalents) in fiscal 2001 compared with 13 people (full-time equivalents) in fiscal 2000. We supplement our full-time staff with consultants' services in certain matters.

    Patent enforcement expenses, net of reimbursements, were $2,316,558 higher in fiscal 2001 than in fiscal 2000. These costs exclude personnel costs related to our enforcement activities, which are included in other costs of technology management services discussed below. CTT is involved in three litigations (Fujitsu, LabCorp and MaternaTM)in which it and its clients have sued to enforce their patent rights. We have included detail of progress and status in these three cases in Note 14 to Consolidated Financial Statements under Litigation. Although the costs to enforce our patent rights are high, we expect the potential returns to be substantially greater than these expenses. We expect to continue incurring substantial unreimbursed patent litigation expenses in fiscal 2002 as we pursue enforcement of our patent rights in these three suits and we are actively exploring various arrangements to limit or share our cash requirements for these enforcement actions.

    Other costs of technology management services were $1,859,455 in fiscal 2001, $20,302 (1%) lower than in fiscal 2000. Increases in costs related to licensing and retained royalties and new client development were offset by a reduction in costs related to fee-for-service contracts.

    General and administration expenses for fiscal 2001 were $238,560 (18%) higher than in fiscal 2000. Increases in recruiting fees (in connection with hiring additional technology commercialization professionals in February and March 2001) and consultants' fees and expenses (related to potential acquisitions we have considered but not consummated) more than offset reductions in personnel and related expenses.

    Interest income of $400,054 for fiscal 2001 was $26,847 (7%)
higher than in fiscal 2000. Our average invested balances were 8% higher and our weighted average interest rate was approximately the same as in fiscal 2000.

    During fiscal 2000, CTT sold available-for-sale securities and realized gains of $90,238, which were included in other income.
There were no such sales in fiscal 2001.

    Other expenses in fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. See Note 14 to Consolidated Financial Statements. Unilens Corp. USA made no payments in either fiscal year.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, of which a significant portion expires in fiscal 2002. See Note 8 to Consolidated Financial Statements.

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

    Retained royalties in fiscal 2000 included approximately $168,000 from a homocysteine licensee's increase in its previously estimated royalties for the period from 1995 through 1999. Homocysteine retained royalties in both fiscal years were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee as noted above and detailed in Note 14 to Consolidated Financial Statements.

    Retained royalties from the Vitamin B12 assay in fiscal 2000 were approximately $381,000 compared with approximately $972,000 in fiscal 1999. However, fiscal 1999 included approximately $542,000 from a licensee's change in its previously estimated royalties under Vitamin B12 assay licenses for the period from July 1993 through July 1998. Certain of these licensed patents have expired.

    Retained royalties in fiscal 2000 on our endoscopic ligator technology were approximately $108,000 lower than in fiscal 1999 because licensees (including sublicensees) claimed that our patent did not cover their products. As noted above, we have since received a reexamination certificate and believe we are entitled to royalties withheld by these licensees and sublicensees.

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

     In fiscal 2000, CTT recognized a retained royalty settlement of $736,375 (19% of retained royalties) for the estimated fair value of the royalty participation it exchanged for 2,945,500 shares of common stock of NTRU valued at $0.25 per share. In addition, CTT retained a small royalty participation in NTRU's sales of CTT licensed products. Retained royalties in 1999 included $661,500 on this encryption technology as discussed in the second paragraph above.

    Fiscal 2000 other revenues under fee-for-service contracts were slightly lower than in fiscal 1999. In fiscal 2000, the Company earned approximately $129,000 on two contracts, one for a government agency and one for a domestic start-up corporation. In fiscal 1999, the Company earned substantially all such revenues from contract services to domestic corporations, including a one-time fee for assisting a start-up company to obtain equity financing.

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

    Patent enforcement expenses, net of reimbursements, were $100,384 (176%) higher in fiscal 2000 than in 1999. We incurred these higher expenses in connection with several litigation and pre-litigation matters.

    Other costs of technology management services were $1,879,757, $77,740 (4%) lower than in fiscal 1999. Increases in costs related to licensing and retained royalties partially offset reductions in costs related to fee-for-service contracts and new client development.

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

Recently Issued Accounting Pronoucements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations." This statement establishes financial accounting and reporting for business combinations and requires that purchase accounting be used for all business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

    In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets but not acquired in a business combination. The Company does not expect adoption of Statement No. 142 to have a material effect on its financial condition or results of operations. The Company will adopt this Statement on August 1, 2002.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is assessing the impact of Statement No. 144 on its financial condition and results of operations and will adopt this statement on August 1, 2002.

Forward-Looking Statements

    Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 2001 under the caption "Risk Factors," and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                              28

Consolidated Balance Sheets                                 29-30

Consolidated Statements of Operations                          31

Consolidated Statements of Changes
  in Shareholders' Interest                                    32

Consolidated Statements of Cash Flows                       33-34

Notes to Consolidated Financial Statements                  35-51



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Competitive Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and its Subsidiaries (the "Company") at July 31, 2001 and July 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
October 12, 2001



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2001 and 2000



                                                 2001           2000
ASSETS

Current assets:
  Cash and cash equivalents                   $   224,436    $ 1,716,375
  Short-term investments                        4,793,441      5,000,054
  Accounts receivable, including $9,925
    receivable from related parties
    in 2000                                     2,782,276      2,420,180
  Notes receivable - E.L. Specialists, Inc.       650,000             --
Prepaid expenses and other current assets          70,044        149,483
    Total current assets                        8,520,197      9,286,092

Property and equipment, at cost, net               66,994        115,518
Investments, at cost                            1,025,684      1,525,685
Intangible assets acquired, principally
  licenses and patented technologies, net
  of accumulated amortization of $765,149
  and $626,477 in 2001 and 2000,
  respectively                                  1,027,998      1,166,670
    TOTAL ASSETS                              $10,640,873    $12,093,965

                                (continued)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2001 and 2000
                                (Continued)




                                                  2001           2000
LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $3,876
    payable to related parties in 2001        $    585,966   $     65,443
  Accrued liabilities                            3,087,161      2,100,410
    Total current liabilities                    3,673,127      2,165,853

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427 shares
    issued and outstanding                          60,675         60,675
  Common stock, $.01 par value; 20,000,000
    shares authorized; 6,190,785 shares
    issued in 2001 and 2000 and 6,139,351
    and 6,190,785 shares outstanding in
    2001 and 2000, respectively                     61,907         61,907
  Capital in excess of par value                26,975,178     27,053,542
  Treasury stock, at cost;
    51,434 shares in 2001                         (381,253)            --
  Accumulated deficit                          (19,748,761)   (17,248,012)

    Total shareholders' interest                 6,967,746      9,928,112

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 10,640,873   $ 12,093,965


                          See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 2001, 2000 and 1999

                                         2001         2000          1999
Revenues:
  Retained royalties                 $ 3,637,764  $ 3,202,194   $ 3,463,176
  Retained royalty settlement                 --      736,375            --
  Other revenues, including $9,925
    and $4,947 from related parties
    in 2000 and 1999, respectively         3,520      174,298       176,148
                                       3,641,284    4,112,867     3,639,324

Patent enforcement expenses, net of
  reimbursements                       2,474,017      157,459        57,075
Other costs of technology management
  services                             1,859,455    1,879,757     1,957,497
General and administration expenses,
  of which $145,673, $132,806 and
  $4,800 were paid to related
  parties in 2001, 2000 and 1999,
  respectively                         1,540,173    1,301,613     1,133,219
Restructuring charges                         --           --        70,000
                                       5,873,645    3,338,829     3,217,791
Operating income (loss)               (2,232,361)     774,038       421,533

Gain on sale of investment
  in NovaNET Learning, Inc.                   --           --     2,313,227
Investment and loan
  impairment loss                       (600,000)          --            --
Interest income                          400,054      373,207       190,272
Other income (expense), net              (52,460)      90,234       (45,692)

Income (loss) before minority
  interest                            (2,484,767)   1,237,479     2,879,340
Minority interest in losses of
  subsidiary                             (15,982)      63,458        40,044
Net income (loss)                     (2,500,749)   1,300,937     2,919,384

Other comprehensive income (loss):
  Net unrealized holding gains
    (losses) on available-for-
    sale securities                           --      105,863         6,249
  Reclassification adjustment for
    realized gains included in
    net income (loss)                         --      (90,238)           --

Comprehensive income (loss)          $(2,500,749) $ 1,316,562   $ 2,925,633

Net income (loss) per share:
  Basic and diluted                  $     (0.41) $      0.21   $      0.49

Weighted average number of common
  shares outstanding:
    Basic                              6,135,486    6,079,211     5,982,112
    Diluted                            6,135,486    6,187,407     6,009,701


                          See accompanying notes


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest
                For the years ended July 31, 2001, 2000 and 1999

                                                                                                         Accumulated
                               Preferred Stock                                                           Other
                             Shares                 Common Stock      Capital in                         Comprehensive
                             issued and            Shares             excess of      Treasury Stock      Income        Accumulated
                             outstanding  Amount   issued    Amount   par value   Shares held   Amount   (Loss)        Deficit
Balance - July 31, 1998        2,427     $60,675  6,003,193  $60,032  $25,637,881  (10,190)   $ (95,968) $  (21,874)  $(21,468,333)
  Exercise of common
    stock options. . . . .                                                    (48)  11,500       48,578
  Stock issued under
    1996 Directors' Stock
    Participation Plan . .                                                 (2,370)   7,500       38,697
  Stock issued to
    directors. . . . . . .                                                (20,313)   3,125       35,450
  Stock issued under
    Employees' Common Stock
    Retirement Plan. . . .                                                 (1,818)  13,384       81,704
  Grant of warrants to
    consultants. . . . . .                                                 11,740
  Other comprehensive income:
    Net change in unrealized
      holding gains on
      available-for-sale
      securities . . . . .                                                                                    6,249
  Purchase of treasury
    stock. . . . . . . . .                                                         (25,400)                (109,380)
  Net income . . . . . . .                                                                                               2,919,384
Balance - July 31, 1999        2,427      60,675  6,003,193   60,032   25,625,072      (81)        (919)    (15,625)   (18,548,949)
  Exercise of common
    stock options. . . . .                          187,425    1,873    1,462,744   43,598      254,856
  Tender of common stock
    as payment for
    exercise of common
    stock options. . . . .                                                          (7,599)    (100,000)
  Stock issued under 1996
    Directors' Stock
    Participation Plan . .                                                 (6,004)   9,375       55,340
  Stock issued under
    Employees' Common
    Stock Retirement Plan.                              167        2      (28,270)   4,107       67,268
  Other comprehensive income:
    Net change in un-
    realized holding gains
    on available-for-sale
    securities . . . . . .                                                                                   15,625
  Purchase of
    treasury stock . . . .                                                         (49,400)    (276,545)
      Net income . . . . .                                                                                               1,300,937
Balance - July 31, 2000        2,427      60,675  6,190,785   61,907   27,053,542       --           --          --    (17,248,012)
  Exercise of common
    stock options. . . . .                                                 (5,208)   3,250       26,333
  Stock issued under
    1996 Directors' Stock
    Participation Plan . .                                                (25,849)  11,540      100,849
  Stock issued to
    directors. . . . . . .                                                 (2,073)   2,898       25,620
  Stock issued under
    Employees' Common
    Stock Retirement
    Plan . . . . . . . . .                                                (42,138)  14,814      122,138
  Stock issued to
    employee in lieu of
    cash compensation. . .                                                 (3,096)   2,564       23,096
  Purchase of treasury
    stock. . . . . . . . .                                                         (86,500)    (679,289)
  Net loss . . . . . . . .                                                                                              (2,500,749)
Balance - July 31, 2001        2,427     $60,675  6,190,785  $61,907  $26,975,178  (51,434)   $(381,253) $       --   $(19,748,761)

                                                 See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2001, 2000 and 1999


                                       2001         2000          1999
Cash flow from operating
  activities:
  Net income (loss)                $(2,500,749) $ 1,300,937   $ 2,919,384
  Noncash items included in
    net income (loss):
    Retained royalty settlement
      paid with shares of NTRU
      common stock                          --     (736,375)           --
    Depreciation and
      amortization                     214,768      209,225       201,277
    Minority interest                   15,982      (63,458)      (40,044)
    Stock compensation                 207,298       97,085       140,101
    Other noncash items                     --       63,461        56,160
  Investment and
    loan impairment loss               600,000           --            --
  Gain on sale of investments               --      (90,503)   (2,313,227)
Net changes in various
    operating accounts:
      Receivables                     (362,096)    (694,134)     (184,109)
      Prepaid expenses and other
        current assets                  79,439       (6,312)       (3,391)
      Accounts payable and
        accrued liabilities          1,498,524      378,369      (150,068)
Net cash flow from
  operating activities                (246,834)     458,295       626,083


                                (continued)

                          See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2001, 2000 and 1999
                                (Continued)

                                       2001         2000          1999
Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (27,572)      (30,983)     (46,480)
  Investments in and advances
    to cost-method affiliates         (750,000)     (698,006)          --
  Sales (purchases) of short-term
    investments and available-
    for-sale securities                206,613      (264,638)  (3,612,606)
  Sales (purchases) of
    investments in affiliates               --            --    2,671,452
  Other, net                           (15,982)          265        7,988
Net cash flow from
  investing activities                (586,941)     (993,362)    (979,646)
Cash flow from financing
  activities:
  Proceeds from exercise of
    stock options and warrants          21,125     1,619,473       48,530
  Purchases of treasury stock         (679,289)     (276,545)    (109,380)
  Repayment of purchase
    obligation                              --            --     (300,993)
Net cash flow from financing
  activities                          (658,164)    1,342,928     (361,843)
Net (decrease) increase in cash
  and cash equivalents              (1,491,939)      807,861     (715,406)
Cash and cash equivalents,
  beginning of year                  1,716,375       908,514    1,623,920
Cash and cash equivalents, end
  of year                          $   224,436   $ 1,716,375  $   908,514

                          See accompanying notes


             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1.  BUSINESS

    The Company provides patent and technology commercialization services with respect to a broad range of digital/electronic, life sciences and physical sciences technologies originally invented by various individuals, corporations, federal agencies and laboratories and universities. The Company provides these parties technical evaluations, patent and market assessments, patent application and prosecution, patent enforcement, licensing, license management and royalty distribution services. The Company is compensated for its services primarily by sharing in the license and royalty fees generated from its successful marketing of technologies.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Competitive Technologies, Inc. (CTT) and its majority-owned subsidiaries (the Company). CTT's majority-owned subsidiaries are Digital Acorns, Inc., University Optical Products Co. (UOP), Genetic Technology
Management, Inc. (GTM) and Vector Vision, Inc. (VVI). Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

     The Company derives revenues primarily from patent and technology license and royalty fees. Since these revenues result from the Company's representation agreements with owners and assignees of intellectual property rights, the Company records revenues net of the owners' and assignees' shares of license and royalty fees. The Company stipulates the terms of its licensing arrangements in its written agreements with the owners, assignees and licensees. Generally these arrangements are single element arrangements since the Company has no significant obligations after executing the license agreements.

     The Company applies a contingency model in determining its revenue recognition. Under the terms of the Company's license arrangements, the Company generally receives an upfront license fee and a royalty stream based on the licensee's sales of the licensed technology.

     License Fees

          The Company recognizes upfront, nonrefundable license fees upon execution of the license arrangement and collection of the license fee. Upon the occurrence of these two events, the Company has persuasive evidence of an arrangement, delivery is complete, collectibility is assured and there are no continuing obligations.

     Royalty Fees

          Although the royalty rate is fixed in the license agreement, the amount of earned royalties is contingent upon the amount of product the licensee sells. Royalties earned in each reporting period are contingent on the outcome of events occurring within that period and such events are not within the control of the Company and are not directly tied to the Company's providing service. Therefore, the Company recognizes royalty revenue when the contingency is resolved and it knows the amount of royalty fees. The Company recognizes royalty fees upon receipt of licensees' royalty reports.

     In limited instances, the Company may enter into multiple element arrangements with continuing service obligations or milestone billing arrangements. Based upon the limited verifiable objective evidence available, the Company generally defers all revenue from such multiple element arrangements until it delivers all elements. The Company evaluates milestone billing arrangements on a case by case basis. Generally, the Company recognizes revenues under the milestone payment method. Under this method, the Company recognizes upfront fees ratably over the entire arrangement and milestone payments as it achieves milestones.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views for applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Expenses

     The Company recognizes expenses related to evaluating inventions, patenting inventions, licensing inventions and enforcing intellectual property rights in the period incurred. Patent enforcement expenses include direct costs incurred to enforce the Company's patent rights but exclude personnel costs. Other costs of technology management services include direct costs associated with patent and technology commercialization services and personnel costs (including benefits and overhead expenses).

Cash Equivalents, Short-Term Investments and Available-for-Sale
Securities

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

    From time to time the Company invests in available-for-sale securities with original maturities greater than 90 days.

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

Intangible Assets Acquired

    Intangible assets acquired comprise certain licenses and patented technologies acquired in 1996 and recorded at fair value. That value is amortized on a straight-line basis over their estimated remaining lives (approximately 13 years from the date acquired).

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

Net Income (Loss) Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding without giving any effect to potentially dilutive securities. Diluted earnings per share is computed giving effect to all potentially dilutive securities that were outstanding during the period.

Stock-Based Compensation

    The Company accounts for employee and director stock-based compensation under Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and discloses the pro forma effects that fair value accounting would have on net income and earnings per share.

Impairment of Long-lived Assets

    The Company reviews long-lived and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the fair value of the asset.

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

Recently Issued Accounting Pronoucements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations." This statement establishes financial accounting and reporting for business combinations and requires that purchase accounting be used for all business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

    In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets but not acquired in a business combination. The Company does not expect adoption of Statement No. 142 to have a material effect on its financial condition or results of operations. The Company will adopt this Statement on August 1, 2002.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company does not expect adoption of this standard to have a material effect on its financial condition or results of operations.
The Company will adopt this statement on August 1, 2002.

 3.  INVESTMENTS AND NOTES RECEIVABLE

NTRU Cryptosystems, Inc.

     In March and July 2000, CTT acquired 3,172,881 shares, approximately 10% of the then outstanding equity, of NTRU Cryptosystems, Inc. (NTRU) in exchange for reducing its royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. CTT recorded the exchange of a substantial portion of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2001 and 2000, CTT's carrying value for this investment was $934,381. CTT accounts for this investment on the cost method. In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding equity.

Micro-ASI, Inc.

     In April 2000, CTT paid $500,000 for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. (Micro-ASI) as part of Micro-ASI's $8 million private placement. In May 2001, CTT advanced $100,000 of secured bridge financing to Micro-ASI. Based on Micro-ASI's bankruptcy filing in August 2001, management determined that CTT's investment in and advance to Micro-ASI were impaired as of July 31, 2001 and recorded a $600,000 impairment charge. Although the Company is a secured lender, it is uncertain how much the Company may recover from the bankruptcy estate.

E. L. Specialists, Inc.

     Through a series of bridge financing agreements, the Company committed to lend $821,000 to E. L. Specialists, Inc. (ELS). As of July 31, 2001, the Company had advanced $650,000 and had reset the date for repayment to September 28, 2001. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. Certain of ELS's intellectual property secures the loan and this security interest is shared pro rata with another ELS lender that has advanced $470,000 to ELS. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. On September 28, 2001, ELS defaulted on payment of the advances. The Company waived this default and reset the demand date to November 5, 2001.

     Based on the decline of the electronics and wireless markets, ELS's recent financial results and the absence of quoted values for ELS's stock, management validated the recoverability of CTT's advances through a valuation of its security interest in ELS's intellectual property. Management considered the timing of CTT's advances, CTT's ability to withstand a prolonged recovery in the electronics and wireless industries and the results of the valuation of CTT's security interest in ELS's intellectual property. Management expects both secured lenders to be able to recover their advances fully either through ELS's repayment of the advances or, if required, by taking possession of the intellectual property that secures the loan and through licensing the intellectual property to recover the amount of the loan. As of July 31, 2001, CTT classified the advances as current notes receivable based on their November 5, 2001 maturity.

NovaNET Learning, Inc.

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

 4. ACCOUNTS RECEIVABLE

    Receivables were:
                               July 31,     July 31,
                                 2001         2000

    Royalties                 $2,731,228   $2,347,176
    Other                         51,048       73,004
                              $2,782,276   $2,420,180

 5.  AVAILABLE-FOR-SALE SECURITIES

    For the year ended July 31, 2000, proceeds from the sale of available-for-sale securities were $145,444 which resulted in gross realized gains of $90,238. The Company computes realized gains based on specific identification.

    Because the Company has capital loss carryforwards, no tax effect is reported on the Company's unrealized gains on securities reported in other comprehensive income (loss).

 6. PROPERTY AND EQUIPMENT

    Property and equipment were:
                                           July 31,      July 31,
                                             2001          2000

    Equipment and furnishings, at cost    $  244,555    $  228,326
    Leasehold improvements, at cost           59,860        59,860
                                             304,415       288,186
    Accumulated depreciation
      and amortization                      (237,421)     (172,668)
                                          $   66,994    $  115,518

    Depreciation expense was $76,096, $70,554 and $62,605 in 2001, 2000 and 1999, respectively.

7.  ACCRUED LIABILITIES

    Accrued liabilities were:
                                           July 31,      July 31,
                                             2001          2000

    Royalties payable                     $1,852,207    $1,780,988
    Accrued professional fees              1,024,927        95,510
    Accrued compensation                      70,543       147,766
    Deferred revenues                        100,000        10,521
    Other                                     39,484        65,625
                                          $3,087,161    $2,100,410

 8. INCOME TAXES

     The income tax provision of $0 for each of 2001, 2000 and 1999 resulted from utilizing operating and capital loss carryforwards and providing a full valuation allowance against the Company's net deferred tax asset.

     Components of the Company's net deferred tax assets were:

                                            July 31,      July 31,
                                              2001          2000

     Net operating loss carryforwards     $ 3,922,000   $ 4,483,000
     Net capital loss carryforwards           387,000       331,000
     Installment receivable from
       sale of discontinued operation       1,449,000     1,449,000
     Other, net                              (145,000)     (185,000)
       Net deferred tax assets              5,613,000     6,078,000
     Valuation allowance                   (5,613,000)   (6,078,000)
     Net deferred tax asset               $        --   $        --

     At July 31, 2001, the Company had Federal net operating loss carryforwards of approximately $11,536,000, which expire from 2002 through 2016 ($4,371,000 in 2002, $157,000 in 2004 and $57,000 in 2005).

     Changes in the valuation allowance were:

                                    2001         2000         1999

Balance, beginning of year      $ 6,078,000  $ 7,091,000  $ 8,236,000
Change in temporary differences      40,000      124,000     (499,000)
Change in net operating and
  capital losses                   (505,000)  (1,137,000)    (646,000)
Balance, end of year            $ 5,613,000  $ 6,078,000  $ 7,091,000

     The Company's ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore it provided a full valuation allowance.

 9.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at CTT's option.

Treasury Stock

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 86,500, 49,400 and 25,400 shares of its common stock for $679,289, $276,545 and $109,380 in cash in 2001, 2000 and 1999, respectively.

10.  STOCK-BASED COMPENSATION PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its employee stock option plans or for its 2000 Directors Stock Option Plan. The compensation expense charged against income for grants under its 1996 Directors' Stock Participation Plan, Common Stock Warrants and Employees' Common Stock Retirement Plan is reported below.

     Had compensation expense for CTT's employees' and directors' stock option plans been determined based on the fair value at the grant dates for options awarded under those plans consistent with the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        For the years ended July 31,
                                      2001          2000          1999
Net income (loss)   As reported   $(2,500,749)    $1,300,937   $2,919,384
                    Pro forma     $(2,803,807)    $  707,572   $2,784,168
Basic
  earnings          As reported   $     (0.41)    $     0.21   $     0.49
  per share         Pro forma     $     (0.46)    $     0.12   $     0.46

Fully diluted
  earnings per      As reported   $     (0.41)    $     0.21   $     0.49
  share             Pro forma     $     (0.46)    $     0.11   $     0.46

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:
                                   For the years ended July 31,
                                 2001          2000         1999

Dividend yield                    0.0%          0.0%         0.0%
Expected volatility              79.5%         62.1%        51.0%
Risk-free interest rates          5.2%          5.9%         4.9%
Expected lives                  3 years       3 years      4 years

     The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

Employee Stock Option Plans

     CTT has a stock option plan which expired December 31, 2000. Under this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of the optioned stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the optioned stock on the grant date. Options generally vest over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. Stock appreciation rights may be granted either at the time an option is granted or any time thereafter. There are no stock appreciation rights outstanding. No option may be granted under the plan after December 31, 2000. The following information relates to this stock option plan.

                                         July 31,     July 31,
                                           2001         2000
Common shares reserved for
  issuance on exercise of options         368,838     372,088
Shares available for future
  option grants                                 0      45,096

     CTT may grant either incentive stock options or nonqualified options under its 1997 Employees' Stock Option Plan as amended in January 2001. They may be granted at an option price not less than 100% of the fair market value of the stock at grant date. Option vesting provisions are determined when options are granted. The maximum term of any option under the 1997 option plan is ten years from the grant date. No options may be granted after September 30, 2007. The following information relates to the 1997 Employees' Stock Option Plan.

                                         July 31,     July 31,
                                           2001         2000
Common shares reserved for
   issuance on exercise of options       525,777      225,777
Shares available for future
   option grants                         336,752      143,752

2000 Directors Stock Option Plan

     Options granted under the 2000 Directors Stock Option Plan are nonqualified options granted at an option price equal to 100% of the fair market value of the stock at grant date. The maximum term of any option under the 2000 option plan is ten years from the grant date. No options may be granted after January 1, 2010. The following information relates to the 2000 Directors Stock Option Plan.

                                         July 31,     July 31,
                                           2001         2000
Common shares reserved for
   issuance on exercise of options       244,000      244,000
Shares available for future
   option grants                         130,000      190,000


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

     In 2001, 2000 and 1999, CTT issued 11,540, 9,375 and 7,500 shares of common stock, respectively, to eligible directors. (In 2001 and 1999, 2,898 and 3,125, respectively, additional shares were issued to directors outside the 1996 Directors' Stock Participation Plan.) In 2001, 2000 and 1999, CTT charged to expense $75,000, $58,085 and
$45,078, respectively, over the directors' respective periods of service. The following information relates to the 1996 Directors' Stock Participation Plan.

                                         July 31,     July 31,
                                           2001         2000

Common shares reserved for
   future share issuances                 53,579       65,119

Common Stock Warrants

     From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance.
In 1999 CTT charged to expense the fair value of warrants to purchase 3,000 shares of its common stock totaling $11,740. Information about CTT's common stock warrants outstanding as of July 31, 2001 is presented below.

                 Number    Warrant    Aggregate
                 of        Price per  Exercise    Expiration
Issued           Shares    Share      Price       Date
September 1996   3,000    $ 9.875     $ 29,625    September 2001
August 1997      2,500    $11.094     $ 27,735    August 2002
                 5,500                $ 57,360

Summary of Common Stock Options and Warrants

     A summary of the status of all CTT's common stock options and warrants as of July 31, 2001, 2000 and 1999, and changes during the years then ended is presented below.

                                  For the years ended July 31,
                                2001                  2000                1999
                                   Weighted              Weighted            Weighted
                                   Average               Average             Average
                                   Exercise              Exercise            Exercise
                         Shares    Price       Shares    Price      Shares      Price
Outstanding,
  beginning of year      480,517   $  9.14     584,042   $ 8.38     506,542   $9.43
Granted                  212,000   $  7.29     239,500   $ 6.54     127,000   $4.33
Forfeited                 (1,750)  $  7.22     (44,000)  $ 6.82          --   $--
Exercised                 (3,250)  $  6.50    (231,023)  $ 6.94     (11,500)  $4.22
Expired or
  Terminated            (186,750)  $  9.08     (68,002)  $ 9.19     (38,000)  $9.97
Outstanding,
  end of year            500,767   $  7.48     480,517   $ 9.14     584,042   $8.38

Exercisable
  at year-end            377,704   $  7.51     397,567   $ 8.42     479,667   $8.69
Weighted average
  fair value per
  share of grants
  during the year      $    2.49             $    2.09             $   1.70

       The following table summarizes information about all common stock options and warrants outstanding at July 31, 2001.

                               Weighted
                               Average       Weighted                 Weighted
Range of                       Remaining     Average                  Average
Exercise         Number        Contractual   Exercise    Number       Exercise
Prices           Outstanding   Life          Price      Exercisable   Price
$4.220-$ 5.563   115,525       8.24 years    $ 5.41      96,650       $ 5.39
$6.500-$ 8.813   305,042       8.77 years    $ 7.54     200,854       $ 7.44
$9.063-$11.875    80,200       4.14 years    $10.27      80,200       $10.27

Employees' Common Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. For the fiscal years ended July 31, 2001, 2000 and 1999, the Board authorized contributions of 14,814, 4,274 and 13,384 shares, respectively, valued at approximately $80,000, $39,000 and $79,900, respectively, based on year-end closing prices. CTT charged these amounts to expense in 2001, 2000 and 1999, respectively.

11.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service requirements. Eligible employees may contribute up to 15% of their annual compensation to this plan subject to certain limitations. The Company may also make discretionary matching contributions. The Company has made no matching contributions.

12.  REVENUES

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

     Approximately $2,190,000 (60% of retained royalties) in 2001 was from several licenses of the gallium arsenide patents. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. Approximately $1,715,000 of this total was from one U.S. licensee's sales of licensed product during the year. The remaining $475,000 was from several foreign licensees and included license issue fees from executing two new licenses. The U.S. patents for these technologies expire between May 2001 and September 2006.

     Approximately $417,000 (11% of retained royalties) in 2001 was from several licenses of the Vitamin B12 assay. Certain of these licensed patents expired in April 1998, April 1999, February 2000 and May 2001. The remaining Vitamin B12 assay licensed patents will expire in April and November 2002.

     Retained royalties for 2001, 2000 and 1999, include $682,011, $534,880 and $1,094,415, respectively, from foreign licensees. These fiscal 2001 and 2000 foreign royalties include $475,000 and $371,000 from the gallium arsenide portfolio and 1999 foreign royalties include $661,500 from the paid-up license of the encryption technology.

13.  NET INCOME (LOSS) PER SHARE

     The following table sets forth computations of basic and diluted net income (loss) per share.

                                         For the years ended July 31,
                                        2001         2000        1999
Net income (loss)
  applicable to common stock:
    Basic and diluted:              $(2,500,749)  $1,300,937  $2,919,384

Weighted average number of common
  shares outstanding                  6,135,486    6,079,211   5,982,112

Effect of dilutive securities:
  Stock options                              --      106,022      27,589
  Stock warrants                             --        2,174          --
Weighted average number of common
  shares outstanding and dilutive
  securities                          6,135,486    6,187,407   6,009,701
Net income (loss) per
  share of common stock:
    Basic and diluted               $     (0.41)  $     0.21  $     0.49

     At July 31, 2001, 2000 and 1999, respectively, options and warrants to purchase 500,767, 97,500 and 449,042 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     CTT occupies its executive office in Fairfield, Connecticut under a lease which expires December 31, 2006. CTT has an option to renew this lease for an additional five years.

     At July 31, 2001, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

     For the years ending July 31:

       2002                                $  222,765
       2003                                   232,140
       2004                                   232,140
       2005                                   230,345
       2006                                   226,000
       2007                                    93,750
     Total minimum payments
       required                            $1,237,140

     Total rental expense for all operating leases was:

                                   For the years ended July 31,
                                 2001         2000         1999

Minimum rentals               $ 209,828    $ 212,425     $195,602
Less: Sublease rentals          (18,500)     (27,870)     (29,356)

                              $ 191,328    $ 184,555    $ 166,246

Other Obligations

     The Company has an employment contract with one of its officers from December 1999 through December 2002 with aggregate minimum compensation of $185,000 per year.

     CTT and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized.
During fiscal 2000 and 1999, CTT charged $2,733 and $3,188 in related royalty expenses to operations. No other such expenses were charged in any prior years. CTT's and VVI's remaining contingent obligations were $203,146 and $224,127, respectively, at July 31, 2001.

     In connection with Renovar litigation settled in June 1992, CTT incurred approximately $67,000 of contingent legal fees. CTT agreed to pay one-half of proceeds received from settlement of the related litigation, if any, to a limit of three times the contingent fees incurred (approximately $202,000). At July 31, 2001, CTT had paid the entire cumulative contingent legal fees of $201,778, of which $1,731, $33,629 and $44,098 were charged to operations in 2001, 2000 and 1999, respectively.

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, (Fujitsu), Fujitsu Hitachi Plasma Display Limited, Japan, et al. under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels
(PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in PDPs and plasma display flat-screen televisions. The ITC has the power to issue orders directing U.S. customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001. Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (a permanent injunction against future sales of PDPs that infringe these patents, damages for past infringing sales and possibly damages for willfulness) which are not available at the ITC. CTT intends to seek to expedite this case.

     In September 2001, Fujitsu and Fujitsu Hitachi Plasma Display Limited, Japan, filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware. This lawsuit alleges, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu. It also alleges that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Central District of Illinois. Fujitsu seeks damages in an unspecified amount and injunctive relief. The Company intends to defend vigorously the action instituted by Fujitsu.

     CTT is unable to estimate the legal expenses or the loss it may incur in these suits, if any, and has recorded no potential judgment proceeds in its financial statements to date.

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

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaTM, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of MaternaTM that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. In March 2001, the District Court heard arguments to determine the nature and amount of damages to be paid by defendant. The District Court judge has issued a preliminary favorable opinion to guide findings of fact and conclusions of law. The parties await the judge's decision. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989 UOP, a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992.
Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2001, 2000 or 1999.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp.
(OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens Corp. USA (Unilens) and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all the facts available to management, that the claims asserted in the suit are without merit, and the registrant has vigorously defended against plaintiffs' claims. In November 2000, the Company made a motion to dismiss this case. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for a judgment of dismissal. No final order has yet been entered. Through July 31, 2001, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT recognized other expenses from continuing operations of $52,460, $269 and $41,337 in 2001, 2000 and 1999, respectively, for legal expenses related to this suit.

15.  RELATED PARTY TRANSACTIONS

     During 2001 and 2000, CTT incurred charges of approximately
$146,000 and $133,000, respectively, for consulting services (including expenses and taxes) provided by two directors. During 2000, CTT earned approximately $10,000 performing services for a company of which another director is president.

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

  Not applicable.


                               PART III

Item 10.    Directors and Executive Officers of the Company

     The following table sets forth information with respect to each director and executive officer according to the information furnished the Company by him:



                        Principal Occupation
Name, Age and           During Past Five
Positions Currently     Years; Other Public     Director of the
Held with the Company   Directorships           Company Since

George C.J. Bigar,      Professional            December 1996
44, Director            Investor.

Richard E. Carver,      President and Chief     January 2000
64, Director and        Executive Officer,
Chairman of the         MST America (an
Board of Directors      international
                        business strategies
                        consultancy) since
                        January 1995;
                        President and Chief
                        Executive Officer,
                        RPP America (a
                        company that sells
                        solid waste
                        wrapping systems)
                        from November 1998
                        to April 2000;
                        Chairman and Chief
                        Executive Officer,
                        Carver Lumber
                        Company (provider
                        of building
                        materials for new
                        home construction
                        and
                        prefabrications)
                        from May 1988 to
                        December 1999.

George W. Dunbar,       Chief Executive         November 1999
Jr., 55, Director       Officer, EPIC
                        Therapeutics, Inc. (a
                        drug delivery
                        technology company)
                        since September 2000;
                        Acting President and
                        Chief Executive
                        Officer of StemCells,
                        Inc. (previously
                        known as Cyto-
                        Therapeutics, Inc.)
                        since February 2000;
                        Acting President of
                        StemCells California,
                        Inc. (a wholly-owned
                        subsidiary of
                        StemCells, Inc.)
                        since November 1999
                        (companies developing
                        organ-specific, human
                        platform stem cell
                        technologies to treat
                        diseases); President
                        and Chief Executive
                        Officer, Metra
                        BioSystems, Inc. (a
                        developer of products
                        to detect and manage
                        bone and joint
                        diseases) from 1991
                        to August 1999.
                        Director of Sonus
                        Pharmaceuticals, Inc.

Samuel M. Fodale, 58,   President, Central      October 1998
Director                Maintenance Services,
                        Inc. (a service and
                        warehousing
                        corporation serving
                        the automobile
                        industry).

Frank R. McPike, Jr.,   Chief Executive         February 1999
52, President, Chief    Officer of the
Executive Officer,      Company since
Treasurer, Chief        November 2000;
Financial Officer and   President of the
Director                Company since October
                        1998; Chief Operating
                        Officer of the
                        Company from October
                        1998 to November
                        2000; Interim Chief
                        Executive Officer of
                        the Company from
                        August to October
                        1998; Secretary of
                        the Company from
                        August 1989 to
                        February 1999;
                        Treasurer of the
                        Company since July
                        1988; Vice President,
                        Finance and Chief
                        Financial Officer of
                        the Company since
                        December 1983;
                        Director of the
                        Company from July
                        1988 to March 1998
                        and since February
                        1999.

Charles J. Philippin,   Chief Executive         June 1999
51, Director            Officer, Accordia,
                        Inc. (formerly On-
                        Line Retail Partners)
                        (a provider of
                        management and
                        technology resources
                        for branded e-
                        commerce businesses)
                        since June 2000; a
                        member of the
                        management committee
                        of Investcorp
                        International, Inc.
                        (a global investment
                        group that acts as a
                        principal and
                        intermediary in
                        international
                        investment
                        transactions) from
                        July 1994 to May
                        2000.  Director of
                        Jostens, Inc.

John M. Sabin, 46,      Chief Financial         December 1996
Director                Officer and General
                        Counsel of
                        NovaScreen
                        Biosciences
                        Corporation
                        (previously known
                        as Oceanix
                        Biosciences
                        Corporation) (a
                        developer of
                        biotechnology-based
                        tools to accelerate
                        drug discovery and
                        development) since
                        January 2000;
                        business consultant
                        from September 1999
                        to January 2000;
                        Executive Vice
                        President and Chief
                        Financial Officer,
                        Hudson Hotels
                        Corporation (a
                        limited service
                        hotel development
                        and management
                        company) May 1998
                        to September 1999;
                        Senior Vice
                        President and
                        Treasurer, Vistana,
                        Inc. (a developer
                        of vacation
                        timeshares)
                        February 1997 to
                        May 1998; Vice
                        President, Finance,
                        Choice Hotels
                        International,
                        Inc., October 1996
                        to February 1997;
                        Vice President-
                        Mergers and
                        Acquisitions,
                        Choice Hotels
                        International,
                        Inc., June 1995 to
                        October 1996; Vice
                        President-Finance
                        and Assistant
                        Treasurer, Manor
                        Care, Inc. and
                        Choice Hotels
                        International,
                        Inc., December 1993
                        to October 1996.

     Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. The terms of all executive officers of the Company are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. McPike has an employment contract with the Company; this contract is described in Item 11, Executive Compensation. There is no family relationship between any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (Exchange
Act) requires the Company's directors and officers and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. SEC regulations require reporting persons to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such reports received or written representations from certain reporting persons with respect to fiscal 2001, the Company believes that all reporting persons complied with all applicable reporting requirements, except for Mr. Bigar, Mr. Carver and Mr. Fodale. Mr. Bigar failed to file on a timely basis two required reports with regard to two transactions in the Company's securities. Mr. Carver failed to file on a timely basis one required report with regard to one transaction in the Company's securities. Mr. Fodale failed to file on a timely basis four required reports with regard to five transactions in the Company's securities.

Item 11. Executive Compensation

Summary Compensation

    The following table summarizes the total compensation accrued, earned or paid by the Company for services rendered during each of the fiscal years ended July 31, 2001, 2000 and 1999 to the sole person who served as an executive officer of the Company during the fiscal year ended July 31, 2001 (the Specified Executive).

                      SUMMARY COMPENSATION TABLE

                         Annual Compensation (A)

                                                              Long Term
                                                              Compensation
                                                              Awards
                                                                ______
                                                              Securities
Name and Principal       Fiscal                               Underlying      All Other
Position                 Year       Salary ($)    Bonus ($)   Options (#)     Compensation ($)
Frank R. McPike, Jr.     2001       217,500       25,000       25,000         23,773 (B)
  President, Chief       2000       184,039       25,000      100,000         17,174 (B)
  Executive Officer,     1999       179,200           --           --         16,422 (B)
  Chief Operating
  Officer and Chief
  Financial Officer

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

Option Grants

     The following table summarizes the stock options granted by the Company during the fiscal year ended July 31, 2001 to the Specified Executive.

                        OPTION GRANTS IN LAST FISCAL YEAR

                      Individual Grants

                                   Percent                            Potential
                      Number of    of Total                           Realizable
                      Securities   Options                            Value at
                      Underlying   Granted to                         Assumed Annual
                      Options      Employees   Exercise               Rates ofStock
                      Granted      in Fiscal   Price     Expiration   Appreciation
Name                  (#)(1)       Year        ($/Sh)    Date         for Option Term
                                                                      5% ($)    10% ($)
Frank R. McPike, Jr.  25,000       16%         $8.1250   1/19/2011   $127,744  $323,729

(1) Options vest 25% one year from the grant date of January 19, 2001 with the balance to vest pro-rata quarterly over the subsequent 36 months.

Option Exercises and Year End Value

     For the Specified Executive, the following table summarizes stock options held at July 31, 2001. The Specified Executive exercised no stock options during the fiscal year ended July 31, 2001.

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

Frank R. McPike, Jr. 0          $0         133,067/37,500   $0/$0

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

The employment agreement also confirmed ten-year stock options for the purchase of 100,000 shares of the Company's Common Stock granted to Mr. McPike on December 7, 1999 at a price of $5.5625 per share and vesting on a specified schedule. All options have now vested except for 12,500 options which will vest on December 7, 2001.

Other Arrangements

     The Company provides term life insurance for certain of its officers. The policy amount in the event of death is $250,000 for Mr. McPike. The Company paid premiums of $460 for Mr. McPike's policy in each of 2001, 2000 and 1999.

     Effective January 1, 1997, the Company established a 401-K plan. Under the 401-K plan, an eligible employee may elect a salary reduction up to 15% of his or her compensation as defined in the plan to be contributed by the Company to the plan. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($10,500 for 2001 and 2000 and $10,000 for 1999). The Company may also make discretionary matching contributions. The Company has made no matching contributions.

     Effective August 1, 1990, the Company adopted the Competitive Technologies, Inc. Employees' Common Stock Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified stock bonus plan under the Internal Revenue Code. All employees of the Company are eligible to participate in the Retirement Plan. Annually, the independent directors determine the number of shares of the Company's Common Stock, if any, to be contributed to the Retirement Plan. These shares are allocated among participants employed on the last day of the year and who performed at least 1,000 hours of service during the year in proportion to their relative compensation in a manner that is integrated with the Company's Social Security contribution on behalf of employees; that is, the contribution made with respect to compensation in excess of the Social Security wage base generally will be twice as large in proportionate terms as the contribution made with respect to compensation below that wage base. The Company's contributions are held in trust with a separate account established for each participant.

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

     Company stock contributed to the Retirement Plan is held in the custody of the Retirement Plan's trustee, Webster Trust in New Britain, Connecticut. The trustee has the power to vote Company shares owned by the Retirement Plan. For the fiscal years ended July 31, 2001, 2000 and 1999, the Board authorized contributions of 14,814, 4,274 and 13,384 shares, respectively, to the Retirement Plan. Shares allocated to Mr. McPike, the Company's sole executive officer at July 31, 2001, under the Retirement Plan were 3,308, 1,268 and 2,674 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively. See also Summary Compensation Table - "All Other Compensation" for dollar values ascribed to contributions for Mr. McPike.

     The Company has an incentive compensation plan pursuant to which an amount equal to 10% of operating income of the Company (defined and adjusted as provided in said plan) shall be credited each year to an incentive fund. A committee, none of whose members is eligible to receive awards, makes cash awards to key employees of the Company from the incentive fund. Amounts may be credited to the incentive fund when the Company earns operating income (as defined in said plan) for a fiscal year. In fiscal 2001, no amounts were credited to this fund. In fiscal 2000 and 1999, the Company credited $86,004 and $46,837, respectively, to this incentive fund. No amounts were credited to this fund prior to fiscal 1999. In October 1999, the Company paid $46,750 in incentive bonuses to employees other than Mr. McPike. In November 2000, the Company paid $86,000 in incentive bonuses to employees, including $25,000 to Mr. McPike.

     The Company has in effect a 1997 Employees' Stock Option Plan (the Option Plan) with respect to its Common Stock, $.01 par value, which provides for granting either incentive stock options under
Section 422 of the Internal Revenue Code or nonqualified options. (Incentive options and non-qualified options granted under the Option Plan must be granted at not less than 100% of fair market value on the grant date). In certain instances, stock options which are vested or become vested upon the happening of an event or events specified by the Company's Stock Option Committee, may continue to be exercisable through up to 10 years after the date granted, irrespective of the termination of the optionee's employment with the Company.

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

     When a director of the Company represents the Company as a director of an investee company, the Company pays the director for attending investee board meetings the difference, if any, between
(a) the amount the investee company pays and (b) the amount the Company pays for attendance at such meetings. During fiscal 2001 and 2000, the Company paid Mr. Sabin $7,500 and $2,500, respectively, for his attendance at investee board meetings. No other director received any such fees.

     In addition to meeting fees, the Company pays outside directors an annual cash retainer of $7,500 payable in quarterly installments.

     In August 1999, the Board formed an executive committee with Mr. Bigar as chairman and provided that the Company compensate him at the rate of $8,000 per month due to the substantial commitment of time to be required of Mr. Bigar as chairman. This arrangement continued until August 2000. See Item 13 Certain Relationships and Related Transactions.

     Under the Company's 1996 Directors' Stock Participation Plan, on the first business day of January from January 1997 through January 2006, the Company issues to each non-employee director who has been elected by the stockholders and has served at least one full year a number of shares of the Company's Common Stock equal to the lesser of (i) $15,000 divided by the per share fair market value of such stock on the issuance date, or (ii) 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year but prior to the January issuance date, the Company would pay the annual stock compensation described above on a pro-rata basis up to the termination date. In January 2001, the Company issued an aggregate of 11,540 shares under this plan (2,308 each to Messrs. Bigar, Dunbar, Fodale, Philippin and Sabin). In January 2001, 2,898 shares were issued outside the 1996 Directors' Stock Participation Plan (217, 1,720 and 961 shares to Messrs. Dunbar, Carver and Philippin, respectively). These shares were pro-rated for service before January 1, 2000.

     Effective January 27, 2000, the Company adopted the Competitive Technologies, Inc. 2000 Directors Stock Option Plan (the Directors Option Plan) with respect to its Common Stock, $.01 par value. Directors who are not employees of the Company or a subsidiary are eligible for options granted pursuant to this plan. This plan provides that the Company grant an option for 10,000 shares to each new director elected during the term of this plan on the date he or she is first elected to office, whether by the stockholders or by the Board. This plan also provides that the Company grant an additional option for 10,000 shares to each director holding office on the first business day in each subsequent January. Options under this plan will be non-statutory options, have an exercise price of 100% of the fair market value at the grant date, have a term of ten years from the grant date, and fully vest on the grant date. If a person's directorship is terminated because of death or permanent disability, options may be exercised within one year after termination. If the termination is for any other reason, options may be exercised only within 180 days after termination. In no event may an option be exercised after expiration of its ten-year term. The Company may not grant options under the Directors Option Plan after the first business day of January 2010. On January 2, 2001, the Company granted 60,000 options under this plan (10,000 each to Messrs. Bigar, Carver, Dunbar, Fodale, Philippin and Sabin).

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following information indicates the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. The indicated owners furnished such information to the Company as of October 1, 2001 except as otherwise indicated in the footnotes.

Name (and Address if more
than 5%) of Beneficial            Amount Beneficially
Owners                            Owned (A)               Percent (B)

Directors and executive officer

George C.J. Bigar                    24,331 (C)              --
Richard E. Carver                    17,720 (D)              --
George W. Dunbar, Jr.                22,525 (E)              --
Samuel M. Fodale                    180,458 (F)             2.9%
Frank R. McPike, Jr.                205,223 (G)             3.3%
Charles J. Philippin                 34,269 (H)              --
John M. Sabin                        24,726 (I)              --

All directors and executive
  officers as a group               509,252 (J)             7.9%

Additional 5% Owner

Richard D. Corley                   323,200 (K)             5.3%
416 St. Mark Court
Peoria, IL  61603


(A) Except as indicated in the notes which follow, the designated person or group has sole voting and investment power.
(B)  Percentages of less than 1% are not shown.
(C) Consists of 4,331 shares of Common Stock plus 20,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Bigar.
(D) Consists of 3,720 shares of Common Stock plus 14,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Carver.
(E) Consists of 2,525 shares of Common Stock and 20,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Dunbar.
(F) Consists of 160,458 shares of Common Stock plus 20,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Fodale. Includes 99,100 shares of Common Stock held by Central Maintenance Services, Inc., 9,000 shares of Common Stock held by Missouri Recycling - St. Louis, Inc., 3,200 shares of Common Stock held by children and 2,000 shares of Common Stock held by spouse.
(G) Consists of 34,656 shares of Common Stock plus 170,567 stock options deemed exercised solely for purposes of showing total shares owned by Mr. McPike. Includes 1,500 shares of Common Stock held by daughter as to which Mr. McPike disclaims beneficial ownership. Includes 9,922 shares of Common Stock held by Webster Trust as Trustee under the Company's Employee Common Stock Retirement Plan, as to which Mr. McPike has shared investment power. Does not include 10,533 shares of Common Stock allocated to Mr. McPike under said Retirement Plan; Trustee has sole voting and investment power with regard thereto.
(H) Consists of 14,269 shares of Common Stock plus 20,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Philippin.
(I) Consists of 4,726 shares of Common Stock plus 20,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Sabin. Includes 200 shares of Common Stock held by spouse.
(J) Consists of 224,685 shares of Common Stock plus 284,567 stock options to purchase shares of Common Stock deemed exercised solely for purposes of showing total shares owned by such group.
(K) Information taken from Schedule 13D/A filed September 25, 2001 which states that the information is as of September 14, 2001.

     At October 17, 2001, the stock transfer records maintained by the Company with respect to its Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares.

     The following table sets forth information with respect to the common stock, $.001 par value per share, of University Optical Products Co. (UOP), a subsidiary of the Company, beneficially owned by each director or executive officer of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock at October 17, 2001.


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

Item 13.  Certain Relationships and Related Transactions

     Since August 2000, the Company has compensated George C.J. Bigar, a director of the Company, at the rate of $8,000 per month for consulting services related to the Company's investments and potential investments in development-stage companies. Mr. Bigar has received $120,000 for these services from August 2000 through October 2001.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 2001
     and 2000.                                               29-30

     Consolidated Statements of Operations for the
     years ended July 31, 2001, 2000 and 1999.                  31

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 2001, 2000 and 1999.                              32

     Consolidated Statements of Cash Flows for the
     years ended July 31, 2001, 2000 and 1999.               33-34

     Notes to Consolidated Financial Statements.             35-51

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

                                   COMPETITIVE TECHNOLOGIES, INC.
                                   (the Company)


                                   By  s/ Frank R. McPike, Jr.
                                   Frank R. McPike, Jr.
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Director
                                   and Authorized Signer

Date: October 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Name                       Title                       Date

  GEORGE C. J. BIGAR*          Director                    )
  George C. J. Bigar                                       )
                                                           )
  RICHARD E. CARVER*           Director                    )
  Richard E. Carver                                        )
                                                           )
  GEORGE W. DUNBAR, JR.*       Director                    )
  George W. Dunbar, Jr.                                    )
                                                           )
  SAMUEL M. FODALE*            Director                    )
  Samuel M. Fodale                                         )
                                                           )
                                                           )
  s/ FRANK R. McPIKE, JR.      President, Chief            )
  Frank R. McPike, Jr.         Executive Officer,          )
                               Chief Financial             )  October 29, 2001
                               Officer (Principal          )
                               Financial and Accounting    )
                               Officer), and Director      )
                                                           )
  CHARLES J. PHILIPPIN*        Director                    )
  Charles J. Philippin                                     )
                                                           )
  JOHN M. SABIN*               Director                    )
  John M. Sabin                                            )
                                                           )
                                                           )
  * By   s/ FRANK R. McPIKE, JR.                           )
    Frank R. McPike, Jr., Attorney-in-Fact                 )


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

10.1*     Registrant's Restated Key Employees'
          Stock Option Plan filed as Exhibit
          4.3 to registrant's Registration Statement on Form S-8, File No. 33-87756 and hereby incorporated by reference.

10.2*     Registrant Incentive Compensation Plan
          filed as Exhibit 10.2 to the registrant's
          Form 10-K for the year ended
          July 31, 1997 and hereby incorporated by reference.

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

10.8*     Registrant's 1997 Employees' Stock Option
          Plan as amended January 19, 2001 filed
          as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 2001 and hereby incorporated by reference.

10.9      Asset Purchase Agreement between Unilens
          Corp. U.S.A. and University Optical
          Products Co. dated November 30, 1989 filed as
          Exhibit 19.1 to registrant's Form 10-Q for the quarter ended October 31, 1989 and hereby incorporated by reference.

10.10*    Employment Agreement between registrant
          and Frank R. McPike, Jr. dated
          December 7, 1999 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended
          January 31, 2000 and hereby incorporated by reference.

10.11     Settlement and Forbearance Agreement
          dated July 15, 1993 among
          registrant, Unilens Corp. USA and Unilens
          Vision Inc. filed as Exhibit 10.47 to
          registrant's Form 10-K for the year ended
          July 31, 1993 and hereby incorporated by reference.

10.12     Stock Purchase Agreement dated July
          15, 1993 among registrant, Unilens Corp.
          USA and Unilens Vision Inc. filed as Exhibit
          10.48 to registrant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.13     Amendment and Modification Agreement
          dated September 27, 1993 among
          registrant, Unilens Corp. USA and Unilens
          Vision Inc. filed as Exhibit 10.49 to
          registrant's Form 10-K for the year ended
          July 31, 1993 and hereby incorporated by reference.

10.14     Lease agreement between registrant
          and The Bronson Road Group made
          August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended
          July 31, 1996 and hereby incorporated by reference.

10.15     First Amendment of Lease Agreement
          dated August 9, 2001 between
          registrant and the Bronson Road Group, LLP.        68-72

10.16     Agreement between registrant and Samuel
          M. Fodale dated June 13, 2001.                        73

21.1      Subsidiaries of the registrant.                       74

23.1      Consent of PricewaterhouseCoopers LLP.                75

24.1      Power of attorney.                                 76-77


  * Management Contract or Compensatory Plan