Form 10-K/A
period 2001-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2001-11-09
CIK 102198

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report for the fiscal year ended July 31, 2001 on Form 10-K as set forth in the page attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

Exhibit Index  Exhibit Index (Amended)
Exhibit 23.2   Consent of PricewaterhouseCoopers LLP


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMPETITIVE TECHNOLOGIES, INC
                                        Registrant


Date:    November 9, 2001          s/ Frank R. McPike, Jr.
                                   By:  Frank R. McPike, Jr.
                                   President, Chief Executive
                                   Officer, Chief Financial Officer,
                                   Director and Authorized Signer



                      EXHIBIT INDEX (Amended)
Exhibit
  No.                 Description                        Page

 3.1        Unofficial restated certificate of
            incorporation of the registrant as
            amended to date filed as Exhibit 4.1 to
            registrant's Registration Statement on
            Form S-8, File Number 333-49095 and
            hereby incorporated by reference.

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

10.15       First Amendment of Lease Agreement
            dated August 9, 2001 between registrant
            and the Bronson Road Group, LLP.             68-72

10.16       Agreement between registrant and
            Samuel M. Fodale dated June 13, 2001.           73

21.1        Subsidiaries of the registrant.                 74

23.1        Consent of PricewaterhouseCoopers LLP.          75

23.2        Consent of PricewaterhouseCoopers LLP
            filed with this Form 10-K/A.                     5

24.1        Power of attorney.



* Management Contract or Compensatory Plan