Form 10-K/A
period 2001-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2001-12-04
CIK 102198

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K/A



                          AMENDMENT NO. 2

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


Item 8.        Financial Statements and Supplementary Data
               (amended to include unaudited Selected Quarterly
               Financial Data on page 27 hereof).


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMPETITIVE TECHNOLOGIES, INC
                                        Registrant


Date:    December 4, 2001          s/ Frank R. McPike, Jr.
                                   By:  Frank R. McPike, Jr.
                                   President, Chief Executive
                                   Officer, Chief Financial Officer,
                                   Director and Authorized Signer



Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                               3

Consolidated Balance Sheets                                   4-5

Consolidated Statements of Operations                           6

Consolidated Statements of Changes
  in Shareholders' Interest                                     7

Consolidated Statements of Cash Flows                         8-9

Notes to Consolidated Financial Statements                  10-26

Unaudited Selected Quarterly Financial Data                    27





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

                                                                                                        Accumulated
                                Preferred Stock                                                            Other
                           Shares                  Common Stock     Capital in                         Comprehensive
                           issued and           Shares              excess of      Treasury Stock         Income        Accumulated
                           outstanding  Amount  issued     Amount   par value   Shares held  Amount       (Loss)        Deficit

Balance - July 31, 1998       2,427    $60,675  6,003,193 $60,032  $25,637,881  (10,190)   $ (95,968)  $  (21,874)    $(21,468,333)
  Exercise of common stock
    options. . . . . . . .                                                 (48)  11,500       48,578
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                             (2,370)   7,500       38,697
  Stock issued to directors                                            (20,313)   3,125       35,450
  Stock issued under
    Employees' Common
    Stock Retirement Plan .                                             (1,818)  13,384       81,704
  Grant of warrants to
    consultants                                                         11,740
  Other comprehensive income:
    Net change in unrealized
      holding gains on
      available-for-sale
      securities . . . . . .                                                                                6,249
  Purchase of treasury stock                                                    (25,400)    (109,380)
  Net income. . . . . . . .                                                                                              2,919,384
Balance - July 31, 1999       2,427     60,675  6,003,193  60,032   25,625,072      (81)        (919)     (15,625)     (18,548,949)
  Exercise of common
    stock options. . . . .                        187,425   1,873    1,462,744   43,598      254,856
  Tender of common stock
    as payment for exercise
    of common stock options. .                                                   (7,599)    (100,000)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                             (6,004)   9,375       55,340
  Stock issued under
    Employees' Common
    Stock Retirement Plan. .                          167       2      (28,270)   4,107       67,268
  Other comprehensive income:
    Net change in unrealized
      holding gains on
      available-for-sale
      securities . . . . . . .                                                                             15,625
  Purchase of treasury stock                                                    (49,400)    (276,545)
  Net income. . . . . . . .                                                                                              1,300,937
Balance - July 31, 2000       2,427     60,675  6,190,785  61,907   27,053,542       --           --           --      (17,248,012)
  Exercise of common
      stock options. . . . .                                            (5,208)   3,250       26,333
  Stock issued under
    1996 Directors' Stock
    Participation Plan. ..                                             (25,849)  11,540      100,849
  Stock issued to directors.                                            (2,073)   2,898       25,620
  Stock issued under
    Employees' Common
    Stock Retirement Plan .                                            (42,138)  14,814      122,138
  Stock issued to employee
    in lieu of cash
    compensation . . . . .                                              (3,096)   2,564       23,096
  Purchase of treasury stock.                                                   (86,500)    (679,289)
  Net loss. . . . .   . . . .                                                                                           (2,500,749)
Balance - July 31, 2001       2,427    $60,675  6,190,785 $61,907  $26,975,178  (51,434)   $(381,253)  $       --     $(19,748,761)


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

Recently Issued Accounting Pronouncements

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


                                         For the years ended July 31,
                                 2001                2000                1999
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                         Shares     Price      Shares   Price      Shares   Price
Outstanding,
  beginning of year       480,517   $  9.14   584,042   $ 8.38    506,542   $9.43
Granted                   212,000   $  7.29   239,500   $ 6.54    127,000   $4.33
Forfeited                  (1,750)  $  7.22   (44,000)  $ 6.82         --   $  --
Exercised                  (3,250)  $  6.50  (231,023)  $ 6.94    (11,500)  $4.22
Expired or
  Terminated             (186,750)  $  9.08   (68,002)  $ 9.19    (38,000)  $9.97
Outstanding,
  end of year             500,767   $  7.48   480,517   $ 9.14    584,042   $8.38

Exercisable
  at year-end             377,704   $  7.51   397,567   $ 8.42    479,667   $8.69
Weighted average
  fair value per
  share of grants
  during the year        $   2.49            $   2.09             $  1.70

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

     At July 31, 2001, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

     For the years ending July 31:

       2002                                $  222,765
       2003                                   232,140
       2004                                   232,140
       2005                                   230,345
       2006                                   226,000
       2007                                    93,750
     Total minimum payments
       required                            $1,237,140

     Total rental expense for all operating leases was:

                                   For the years ended July 31,
                                 2001         2000         1999

Minimum rentals              $ 209,828    $ 212,425     $ 195,602
Less: Sublease rentals         (18,500)     (27,870)      (29,356)

                             $ 191,328    $ 184,555     $ 166,246

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

     In connection with Renova(R) litigation settled in June 1992, CTT incurred approximately $67,000 of contingent legal fees. CTT agreed to pay one-half of proceeds received from settlement of the related litigation, if any, to a limit of three times the contingent fees incurred (approximately $202,000). At July 31, 2001, CTT had paid the entire cumulative contingent legal fees of $201,778, of which $1,731, $33,629 and $44,098 were charged to operations in 2001, 2000 and 1999, respectively.

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





Supplementary Data
Selected Quarterly Financial Data (1) (unaudited)
For the years ended July 31


                                        First          Second         Third          Fourth
                                        Quarter        Quarter        Quarter        Quarter        Total Year
2001
Retained royalties                      $   462,669    $ 1,558,587    $   416,562    $1,199,946    $ 3,637,764
Other revenues                                  909          2,611             --            --          3,520
     Total revenues                     $   463,578    $ 1,561,198    $   416,562    $1,199,946    $ 3,641,284
Patent enforcement expenses,
  net of reimbursements                      60,085        305,792        791,880     1,316,260      2,474,017
Other costs of technology
  management services                       332,394        386,308        514,316       626,437      1,859,455
General and administration expenses         375,944        469,614        287,354       407,261      1,540,173
     Total operating expenses           $   768,423    $ 1,161,714    $ 1,593,550    $2,349,958    $ 5,873,645
Operating income (loss)                 $  (304,845)   $   399,484    $(1,176,988)  $(1,150,012)   $(2,232,361)

Net income (loss) (2)                   $  (185,140)   $   494,203    $(1,103,268)  $(1,706,544)   $(2,500,749)

Net income (loss) per share
  basic and diluted                     $     (0.03)   $      0.08    $     (0.18)      $($0.28)   $     (0.41)


2000
Retained royalties                      $   444,730    $ 1,118,229    $    553,402   $ 1,085,833   $ 3,202,194
Retained royalty settlement                                                736,375                     736,375
Other revenues                              126,097         27,840           9,233        11,128       174,298
     Total revenues                     $   570,827    $ 1,146,069    $  1,299,010   $ 1,096,961   $ 4,112,867
Patent enforcement expenses,
  net of reimbursements                      32,070         73,896          19,318        32,175       157,459
Other costs of technology
  management services                       532,014        438,340         476,775       432,628     1,879,757
General and administration expenses         228,663        352,150         346,752       374,048     1,301,613
     Total operating expenses           $   792,747    $   864,386    $    842,845   $   838,851   $ 3,338,829
Operating income (loss)                 $  (221,920)   $   281,683    $    456,165   $   258,110   $   774,038

Net income (loss)                       $  (141,066)   $   428,725    $    580,100   $   433,178   $ 1,300,937

Net income (loss) per share
  (basic and diluted)                   $     (0.02)   $      0.07    $       0.09    $     0.07   $      0.21


(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.
(2) Includes $600,000 investment and loan impairment loss on Micro-ASI, Inc. in Fourth Quarter.