Form 10-Q
period 2001-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2001-12-14
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     October 31, 2001

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

Common Stock outstanding as of December 5, 2001 - 6,139,351 shares

Exhibit Index on sequentially numbered page 16 of 16.


  Page 1 of 16 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX



PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       October 31, 2001 and July 31, 2001                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 2001 and 2000             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 2001                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 2001 and 2000             6

     Notes to Consolidated Financial Statements              7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         12-16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    16

Item 6.   Exhibits and Reports on Form 8-K                     16

Signatures                                                     16

                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    October 31, 2001 and July 31, 2001
                                (Unaudited)

                                               October 31,     July 31,
                                                  2001           2001
ASSETS

Current assets:
  Cash and cash equivalents                   $    479,262   $    224,436
  Short-term investments, at market              5,330,488      4,793,441
  Receivables                                      314,740      2,782,276
  Notes receivable - E.L. Specialists, Inc.        821,000        650,000
  Prepaid expenses and other current assets        136,953         70,044
    Total current assets                         7,082,443      8,520,197

Property and equipment, at cost, net                49,806         66,994
Investments                                      1,125,684      1,025,684
Intangible assets acquired, principally
  licenses and patented technologies, net          993,330      1,027,998

    TOTAL ASSETS                              $  9,251,263   $ 10,640,873

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $3,833 and
    $3,876 payable to related parties in
    October and July, respectively            $  2,028,612   $    585,966
  Accrued liabilities, including $480
    payable to related parties in October        1,293,945      3,087,161
    Total current liabilities                    3,322,557      3,673,127

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                26,975,178     26,975,178
  Treasury stock (common), at cost;
    51,434 shares in October and July             (381,253)      (381,253)
  Accumulated deficit                          (20,787,801)   (19,748,761)

    Total shareholders' interest                 5,928,706      6,967,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  9,251,263   $ 10,640,873

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 2001 and 2000
                                (Unaudited)

                                                  2001           2000

Revenues:
  Retained royalties                          $   384,739    $   462,669
  Other revenues                                   25,000            909
                                                  409,739        463,578
Patent enforcement expenses, net of
  reimbursements                                  631,615         60,085
Other costs of technology management
  services                                        518,343        332,394
General and administration expenses,
  of which $31,773 and $41,947 were
  paid to related parties in 2001
  and 2000, respectively                          343,825        375,944
                                                1,493,783        768,423
Operating loss                                 (1,084,044)      (304,845)

Interest income                                    44,948        123,904
Other income (expense), net                            56         (4,199)

Net loss                                      $(1,039,040)   $  (185,140)

Net loss per share:
  Basic and diluted                           $     (0.17)   $     (0.03)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,139,351      6,179,313

                          See accompanying notes


                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                            For the three months ended October 31, 2001
                                            (Unaudited)

                                Preferred Stock
                               Shares                 Common Stock      Capital in
                             issued and              Shares              excess of      Treasury Stock          Accumulated
                             outstanding   Amount   issued     Amount    par value    Shares held    Amount       Deficit

Balance - July 31, 2001          2,427    $60,675   6,190,785  $61,907  $26,975,178     (51,434)   $(381,253)   $(19,748,761)
  Net loss . . . .  . . . .                                                                                       (1,039,040)
Balance - October 31, 2001       2,427    $60,675   6,190,785  $61,907  $26,975,178     (51,434)   $(381,253)   $(20,787,801)

                             See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 2001 and 2000
                                (Unaudited)

                                                  2001           2000
Cash flow from operating activities:
  Net loss                                    $(1,039,040)   $  (185,140)
    Noncash items included in net loss:
      Depreciation and amortization                52,357         53,591
      Stock compensation                           42,414         34,013
    Net changes in various operating
      accounts:
      Receivables                               2,467,536      2,010,710
      Prepaid expenses and other current
        assets                                    (66,909)        27,619
      Accounts payable and accrued
        liabilities                              (392,984)      (706,651)
Net cash flow from operating activities         1,063,374      1,234,142


Cash flow from investing activities:
  Purchases of property and equipment, net           (501)       (18,762)
  Purchases of other short-term investments (537,047) (1,329,319) Investments in and advances to cost-
    method affiliates                            (271,000)            --
Net cash flow from investing activities          (808,548)    (1,348,081)

Cash flow from financing activities:
  Purchases of treasury stock                          --       (366,951)
Net cash flow from financing activities                --       (366,951)

Net increase (decrease) in cash and cash
  equivalents                                     254,826       (480,890)
Cash and cash equivalents, beginning
  of period                                       224,436      1,716,375
Cash and cash equivalents, end of period      $   479,262    $ 1,235,485

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

     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts have been reclassified to conform with the presentation in financial statements for fiscal 2002.

     In the opinion of management, all adjustments which are necessary to present the financial statements fairly in conformity with generally accepted accounting principles, consisting only of normal recurring adjustments, have been made.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2001.

2.   Net Loss Per Share

     The following table sets forth the computations of basic and diluted net loss per share.

                                                 Quarter
                                             ended October 31,
                                            2001        2000
Net loss applicable to common stock:
    Basic and diluted                  $(1,039,040) $ (185,140)

  Weighted average number of common
    shares outstanding                   6,139,351   6,179,313
  Effect of dilutive securities:
    Stock options                               --          --
    Stock warrants                              --          --
  Weighted average number of common
    shares outstanding and dilutive
    securities                           6,139,351   6,179,313

Net loss per share of
  common stock:
    Basic and diluted                  $     (0.17) $    (0.03)

    At October 31, 2001 and 2000, respectively, options and warrants to purchase 497,767 and 474,517 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Investments and Notes Receivable

NTRU Cryptosystems, Inc.

    In August 2001, CTT acquired additional shares of NTRU Cryptosystems, Inc. (NTRU) Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company committed to lend $880,000 to E. L. Specialists, Inc. (ELS). As of October 31, 2001, the Company had advanced $821,000 and had reset the date for repayment to November 5, 2001. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. ELS's intellectual property fully secures the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000.

    As of December 10, 2001, the company had advanced $831,000 to ELS and had amended the repayment terms on the amount in excess of $750,000 ($81,000 advanced or $130,000 committed) to be payable on demand.

4.  Receivables

    Receivables were:

                                    October 31,         July 31,
                                       2001               2001

     Royalties                     $  256,665         $2,731,228
     Other                             58,075             51,048
                                   $  314,740         $2,782,276

5.   Accrued Liabilities

     Accrued liabilities were:

                                    October 31,         July 31,
                                       2001               2001

     Royalties payable             $  820,276         $1,852,207
     Accrued professional fees        215,790          1,024,927
     Accrued compensation             108,574             70,543
     Deferred revenues                100,000            100,000
     Other                             49,305             39,484
                                   $1,293,945         $3,087,161

6.   Contingencies

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, (Fujitsu), Fujitsu Hitachi Plasma Display Limited, Japan, et al. under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. The ITC has the power to issue orders directing U.S. customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001. Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (a permanent injunction against future sales of PDPs that infringe these patents, damages for past infringing sales and possibly damages for willfulness) which are not available at the ITC. CTT intends to seek to expedite this case.

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

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleges, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods and materials falling within the claims of a patent owned by CTT.
CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claim LabCorp's actions constitute breach of contract and patent infringement. The claim seeks an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also seek unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp has filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The jury that heard this case in November 2001 confirmed the validity of CTT's patent rights and found that LabCorp willfully contributed to and induced infringement. In December 2001 the Court entered judgment affirming the jury's verdict. If the Court's judgment becomes final, CTT will retain approximately $400,000 of damages awarded plus interest at 2.23% per annum from the date judgment was entered. The Court has not yet ruled on legal costs or punitive damages. CTT is unable to estimate the related legal expenses it may incur in this suit if LabCorp appeals the judgment. CTT has recorded no revenue for these withheld royalties or for the jury's award.

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

Optical Associates, Limited Partnership (OALP)

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA
(Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2002 and 2001.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all the facts available to management, that the claims asserted in the suit are without merit, and the registrant has vigorously defended against plaintiffs' claims. In November 2000, the Company made a motion to dismiss this case. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal. On November 19, 2001 plaintiffs requested oral argument on the motion for dismissal. No final order has yet been entered. Through October 31, 2001, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. CTT recognized other expenses of $4,199 in the first quarter of fiscal 2001 for legal expenses related to this suit.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended October 31, 2001 (First Quarter of Fiscal 2002) vs. Three Months Ended October 31, 2000 (First Quarter of Fiscal 2001)

     Competitive Technologies, Inc.'s (CTT, the Company or we) total revenues for the first quarter of fiscal 2002 were $409,739, $53,839 (12%) lower than for the first quarter of fiscal 2001.

     For the first quarter of fiscal 2002, retained royalties were $384,739, $77,930 (17%) lower than for the first quarter of fiscal 2001. Retained royalties from the expiring Vitamin B12 assay patents account for nearly all of this decline.

     Licensees of our endoscopic ligator have withheld royalties since the third quarter of fiscal 2000. (Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively.) Although we received a reexamination certificate on our endoscopic ligator in the fourth quarter of fiscal 2001 and we believe we are entitled to all withheld and future royalties for its use, we cannot predict when, if ever, licensees will resume remitting royalties for this technology. We are actively pursuing collection of these royalties.

     Other changes in retained royalty revenues reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its first and third fiscal quarters have been lower than in its second and fourth fiscal quarters.

     For the fiscal year ended July 31, 2001, our retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $2,190,000 (60% of retained royalties). Due to uncertainties in the markets for products using these inventions, we cannot predict whether our royalties (which are based on our licensees' sales of licensed products) will continue at this level or decline. Most of our royalties from these inventions are reported semi-annually in the second and fourth quarters.

     Other revenues for the first quarter of fiscal 2002 were $25,000 from services we provided one customer. We may agree to additional fee-for-service contracts in the future in certain circumstances.
Many of these contracts are one-time arrangements unique to a particular client at a particular time.

     Total operating expenses for the first quarter of fiscal 2002 were $1,493,783 (including $631,615 of patent enforcement expenses, net of reimbursements) compared with $768,423 (including $60,085 of patent enforcement expenses, net of reimbursements) in the first quarter of fiscal 2001. This was $725,360 (94%) higher than in the first quarter of fiscal 2001. Patent enforcement expenses, net of reimbursements, personnel and related expenses and corporate legal expenses were higher in the first quarter of fiscal 2002. We employed 12 people (full-time equivalents) in the first quarter of fiscal 2002 compared with 10 in the first quarter of fiscal 2001.

     Patent enforcement expenses, net of reimbursements, were $571,530 higher in the first quarter of fiscal 2002. These costs exclude personnel costs related to our enforcement actions, which are included in other costs of technology management services discussed below. CTT is involved in three litigations (Fujitsu, LabCorp and MaternaTM) in which it and its clients have sued to enforce their patent rights. We have included detail of progress and status in these three cases in
Note 6 to Consolidated Financial Statements. Although the costs to enforce our patent rights are high, we believe they are necessary to obtain the potential substantial returns we expect from licensing these technologies. We expect to continue incurring substantial unreimbursed patent litigation expenses in fiscal 2002 as we pursue enforcement of our patent rights in these three suits. We are actively exploring various arrangements to limit or share our cash requirements for these enforcement actions.

     Other costs of technology management services for the first quarter of fiscal 2002 were $518,343, $185,949 (56%) higher than for the first quarter of fiscal 2001. This reflects increased costs related to licensing and retained royalties and new client development, principally personnel and related expenses.

     General and administration expenses for the first quarter of fiscal 2002 were $32,119 (9%) lower than in the first quarter of fiscal 2001. In addition to lower consultants' fees and expenses, the Company reduced its expenses in the areas of general and administrative functions.

     Interest income of $44,948 for the first quarter of fiscal 2002 was $78,956 (64%) lower than in the first quarter of fiscal 2001. Our average invested balance was approximately 19% lower and our weighted average interest rate was approximately 3.7% per annum lower than for the first quarter of fiscal 2001.

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, of which a significant portion expires in fiscal 2002. See Note 8 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2001.

Financial Condition and Liquidity

     At October 31, 2001, cash and cash equivalents of $479,262 were $254,826 higher than cash and cash equivalents of $224,436 at July 31, 2001. Operating activities provided $1,063,374 and investing activities used $808,548.

     In addition, the Company held $5,330,488 in short-term investments at October 31, 2001. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for the first quarter of fiscal 2002 included non-cash charges of approximately $52,000 for depreciation and amortization and approximately $42,000 for stock compensation.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $2,474,563 decrease in royalties receivable, the $1,442,646 increase in accounts payable, the $1,031,931 decrease in royalties payable and the $809,137 decrease in accrued professional fees. The changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. The changes in accounts payable and accrued professional fees were principally related to patent enforcement expenses.

     During the three months ended October 31, 2001, the Company purchased $537,047 of short-term investments.

     In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

    Through a series of bridge financing agreements, the Company committed to lend $880,000 to E. L. Specialists, Inc. (ELS). As of October 31, 2001, the Company had advanced $821,000 and had reset the date for repayment to November 5, 2001. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. ELS's intellectual property fully secures the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. On November 5, 2001, ELS defaulted on payment of the advances. As of December 10, 2001, the company had advanced $831,000 to ELS and had amended the repayment terms on the amount in excess of $750,000 ($81,000 advanced or $130,000 committed) to be payable on demand. Management expects both secured lenders to be able to recover their advances fully either through ELS's repayment of the advances or, if required, by taking possession of the intellectual property that secures the loan and through licensing the intellectual property to recover the amount of the loan. As of October 31, 2001, CTT classified the advances as current notes receivable based on their November 5, 2001 maturity.

     At October 31, 2001, the Company had no outstanding commitments for capital expenditures other than those discussed above.

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

     The Company is involved in four pending litigation matters. They are fully detailed in Note 6 to the accompanying Consolidated
Financial Statements. As discussed above, we are exploring various arrangements to limit or share our cash requirements for these enforcement actions.

     At October 31, 2001, we had net working capital of $3,759,886, approximately $1,087,000 less than at July 31, 2001. Currently we do not have any outstanding debt or maintain a credit facility.

     Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs for the foreseeable future for its current operating activities. However, costs of additional enforcement actions and expansion of the Company's business are subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

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

Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 2001 under the caption "Risk Factors," and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in four pending litigation matters. They are fully detailed in Note 6 to the accompanying Consolidated
Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     None.

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


                                    COMPETITIVE TECHNOLOGIES, INC.
                                    (Registrant)

Date:  December 14, 2001         By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Authorized Signer