Form 10-Q
period 2002-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2002-03-18
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 2002

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

Common Stock outstanding as of March 5, 2002 - 6,154,351 shares

Exhibit Index on sequentially numbered page 21 of 22.

                   Page 1 of 22 sequentially numbered pages


               COMPETITIVE TECHNOLOGIES, INC.  AND SUBSIDIARIES

                                   INDEX

PART I.   FINANCIAL INFORMATION                             Page No.

Item 1.   Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       January 31, 2002 and July 31, 2001                       3

     Consolidated Statements of Operations for the
       three months ended January 31, 2002 and 2001             4

     Consolidated Statements of Operations for the
       six months ended January 31, 2002 and 2001               5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 2002                            6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 2002 and 2001               7

     Notes to Consolidated Financial Statements              8-13

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      14-20

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                  20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    20

Item 4.   Submission of Matters to a Vote of
            Security Holders                                20-21

Item 6.   Exhibits and Reports on Form 8-K                     21

Signatures                                                     21


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 2002 and July 31, 2001
                                (Unaudited)

                                               January 31,     July 31,
                                                  2002           2001
ASSETS

Current assets:
  Cash and cash equivalents                   $    533,680   $    224,436
  Short-term investments, at market              2,612,096      4,793,441
  Accounts receivable                            1,793,680      2,782,276
  Notes receivable - E.L. Specialists, Inc.,            --        650,000
  Prepaid expenses and other current assets        149,720         70,044
    Total current assets                         5,089,176      8,520,197

Property and equipment, at cost, net                59,243         66,994
Investments, at cost                             1,125,685      1,025,684
Notes receivable - E.L. Specialists, Inc.,
  net of allowance of $570,000                     375,000             --
Intangible assets acquired, principally
  licenses and patented technologies, net          958,662      1,027,998

    TOTAL ASSETS                              $  7,607,766   $ 10,640,873

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $3,876
    payable to related parties in July        $    898,171   $    585,966
  Accrued liabilities                            1,906,623      3,087,161
    Total current liabilities                    2,804,794      3,673,127

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                26,893,287     26,975,178
  Treasury stock, at cost;
    36,434 and 51,434  shares in January
    and July, respectively                        (258,037)      (381,253)
  Accumulated deficit                          (21,954,860)   (19,748,761)

    Total shareholders' interest                 4,802,972      6,967,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  7,607,766   $ 10,640,873

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 2002 and 2001
                                (Unaudited)

                                                    2002           2001

Revenues:
  Retained royalties                          $   797,189    $ 1,558,588
  Other revenues                                       --          2,610
                                                  797,189      1,561,198
Patent enforcement expenses, net of
  reimbursements                                  553,022        305,792
Other costs of technology management
  services                                        517,833        386,308
General and administration expenses,
  of which $32,957 and $40,616 were
  paid to related parties in 2002
  and 2001, respectively                          373,479        469,614
                                                1,444,334      1,161,714
Operating income (loss)                          (647,145)       399,484

Impairment loss on loans to
  E.L. Specialists, Inc.                         (519,200)            --

Interest income                                    26,677        107,741
Other income (expense), net                          (455)       (13,022)

Income (loss) before minority interest         (1,140,123)       494,203
Minority interest in losses of subsidiary         (26,936)            --

Net income (loss)                             $(1,167,059)   $   494,203

Net income (loss) per share:
  Basic and diluted                           $     (0.19)   $      0.08

Weighted average number of common
  shares outstanding:
    Basic                                       6,144,242      6,117,761
    Diluted                                     6,144,242      6,159,701

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 2002 and 2001
                                (Unaudited)

                                                   2002           2001

Revenues:
  Retained royalties                          $ 1,181,928    $ 2,021,257
  Other revenues                                   25,000          3,519
                                                1,206,928      2,024,776
Patent enforcement expenses, net of
  reimbursements                                1,184,637        365,877
Other costs of technology management
  services                                      1,036,176        718,702
General and administration expenses,
  of which $64,730 and $82,562 were
  paid to related parties in 2002
  and 2001, respectively                          717,304        845,558
                                                2,938,117      1,930,137
Operating income (loss)                        (1,731,189)        94,639

Impairment loss on loans to
  E.L. Specialists, Inc.                         (519,200)            --

Interest income                                    71,625        231,645
Other expense, net                                   (399)       (17,221)

Income (loss) before minority interest         (2,179,163)       309,063
Minority interest in losses of subsidiary         (26,936)            --

Net income (loss)                             $(2,206,099)       309,063

Net income (loss) per share:
  Basic and diluted                           $     (0.36)   $      0.05

Weighted average number of common
  shares outstanding:
    Basic                                       6,141,797      6,148,537
    Diluted                                     6,141,797      6,200,061

                          See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Interest
                            For the six months ended January 31, 2002
                                          (Unaudited)

                                Preferred Stock
                               Shares                  Common Stock      Capital in
                             issued and              Shares              excess of        Treasury Stock        Accumulated
                             outstanding   Amount    issued    Amount    par value    Shares held    Amount       Deficit
Balance - July 31, 2001          2,427     $60,675  6,190,785  $61,907   $26,975,178   (51,434)   $(381,253)   $(19,748,761)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                                  (81,891)   15,000      123,216
  Net loss. . . . . . . . .                                                                                      (2,206,099)
Balance - January 31, 2002       2,427     $60,675  6,190,785  $61,907   $26,893,287   (36,434)   $(258,037)   $(21,954,860)

                             See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 2002 and 2001
                                (Unaudited)

                                                     2002           2001
Cash flow from (used in) operating activities:
  Net income (loss)                              $(2,206,099)   $   309,063
    Noncash items included in net income (loss):
      Depreciation and amortization                  103,319        107,413
      Minority interest                               26,936             --
      Stock issued to directors outside plan              --         23,547
      Directors' stock and stock retirement
        plan accruals                                 35,907         74,862
      Loan impairment loss                           519,200             --
    Net changes in various operating
      accounts:
      Accounts receivable                            988,596     (1,120,858)
      Prepaid expenses and other current
        assets                                       (79,676)        54,266
      Accounts payable and accrued
        liabilities                                 (862,916)       800,132
Net cash flow from (used in) operating
  activities                                      (1,474,733)       248,425


Cash flow from (used in) investing activities:
  Purchases of property and equipment, net           (26,232)       (18,762)
  Proceeds from (purchases of) other short-
    term investments                               2,181,345       (675,737)
  Investments in and advances to cost-
    method affiliates                               (344,200)      (175,000)
  Other, net                                         (26,936)            --
Net cash flow from (used in) investing
  activities                                       1,783,977       (869,499)

Cash flow from (used in) financing activities:
  Purchases of treasury stock                             --       (677,909)
Net cash flow from (used in) financing
  activities                                              --       (677,909)

Net increase (decrease) in cash and cash
  equivalents                                        309,244     (1,298,983)
Cash and cash equivalents, beginning
  of period                                          224,436      1,716,375
Cash and cash equivalents, end of period         $   533,680    $   417,392

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

2.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                                      Six months                         Quarter
                                                    ended January 31,                ended January 31,
                                                   2002           2001              2002        2001
Net income (loss) applicable to common stock:
  Basic and diluted                           $(2,206,099)   $   309,063      $(1,167,059)  $  494,203

  Weighted average number of common
    shares outstanding                          6,141,797      6,148,537        6,144,242    6,117,761
  Effect of dilutive securities:
    Stock options                                      --         51,524               --       41,940
Weighted average number of common
  shares outstanding and dilutive
  securities                                    6,141,797      6,200,061        6,144,242    6,159,701

Net income (loss) per share of common stock:
  Basic and diluted                           $     (0.36)   $      0.05      $     (0.19)  $     0.08

    At January 31, 2002 and 2001, respectively, options and warrants to purchase 650,267 and 386,700 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive (of total options and warrants outstanding of 650,267 and 646,517).

3.  Investments and Notes Receivable

NTRU Cryptosystems, Inc.

    In August 2001, CTT acquired additional shares of NTRU Cryptosystems, Inc. (NTRU) Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company committed to lend $1,056,300 to E. L. Specialists, Inc. (ELS).
As of January 31, 2002, the Company had advanced cash ($870,000) and rendered services ($75,000) totaling $945,000 of which $750,000 was in default and the remainder was payable on demand. As of March 15, 2002, the Company had advanced cash and rendered services totaling $1,056,300. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. Security interests in ELS's intellectual property collateralize the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. As of January 31, 2002, CTT classified the advances as noncurrent notes receivable; although they are payable on demand, ELS has been unable to arrange other financial support necessary to continue operating.

    CTT may be required to foreclose on its security interest in ELS's intellectual property to recover its advances to ELS. CTT believes it is able, together with the other lender, to foreclose on its security interest in the underlying intellectual property (which is free and clear of any other claims or liens) to recover its advances to ELS. As a result, in the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. These total charges represent: (a) $244,200 committed to ELS in excess of an independent appraiser's valuation of CTT's security interest in ELS's intellectual property and (b) an estimated additional $275,000 to bring ELS's intellectual property to a licensable state for its principal markets.

4.  Accounts Receivable

    Accounts receivable were:
                                   January 31,         July 31,
                                      2002               2001

     Royalties                     $1,746,890        $2,731,228
     Other                             46,790            51,048
                                   $1,793,680        $2,782,276

5.   Accrued Liabilities

     Accrued liabilities were:
                                   January 31,         July 31,
                                      2002               2001

     Royalties payable             $1,367,934        $1,852,207
     Accrued professional fees        314,900         1,024,927
     Accrued compensation              68,723            70,543
     Deferred revenues                106,667           100,000
     Other                             48,399            39,484
                                   $1,906,623        $3,087,161

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

     Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (damages for past infringing sales and possible damages for willfulness), which are not available at the ITC. CTT intends to seek to expedite this case. In December 2001 defendants filed a motion to transfer this case to the Northern District of California, and in February 2002 a United States Magistrate Judge recommended that the motion to transfer be granted. CTT intends to contest vigorously the motion to transfer.

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

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. (CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp.) The complaint alleged, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent owned by CTT. Plaintiffs claimed LabCorp's actions constitute breach of contract and patent infringement. The claim sought an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also sought unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The jury that heard this case in November 2001 confirmed the validity of CTT's patent rights and found that LabCorp willfully contributed to and induced infringement and breached its contract. In December 2001 the Court entered judgment affirming the jury's verdict. If the Court's judgment is upheld in post-trial motions and on a potential appeal, CTT will retain approximately $400,000 of damages awarded plus interest at the statutory rate of 2.23% per annum from the date judgment was entered. In post-trial motions now pending, LabCorp has asked that the jury verdict be set aside and CTT has asked for punitive damages and attorneys' fees based on the jury's finding that LabCorp's infringement was willful. CTT is unable to estimate the related legal expenses it may incur in this suit if LabCorp appeals the judgment. CTT has recorded no revenue for these withheld royalties or for the jury's award.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaTM, a prenatal vitamin sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A.
Seligman were the sole inventors of the reformulation of MaternaTM that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. In March 2001, the District Court heard arguments to determine the nature and amount of damages to be paid by defendant. The District Court judge has issued a preliminary favorable opinion to guide findings of fact and conclusions of law. The parties await the judge's decision. The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The
Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, Optical Associates, Limited Partnership (OALP). Unilens made no payments in fiscal 2002 or 2001.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Management of the registrant believes, based upon all the facts available to management, that the claims asserted in the suit are without merit, and the registrant has vigorously defended against plaintiffs' claims. In November 2000, the Company made a motion to dismiss this case. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal. On November 19, 2001, plaintiffs requested oral argument on the motion for dismissal. No date has yet been set for the Court to hear plaintiffs' oral arguments and no final order has yet been entered. Through January 31, 2002, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. CTT recognized other expenses of $399 and $17,221 in the first half of fiscal 2002 and 2001, respectively, for legal expenses related to this suit.

7.   Related Party Transactions

     During the six months ended January 31, 2002 and 2001, CTT incurred charges of approximately $65,000 and $83,000, respectively, for consulting services (including expenses and taxes) provided by two directors.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended January 31, 2002 (Second Quarter of Fiscal 2002) vs. Three Months Ended January 31, 2001
(Second Quarter of Fiscal 2001)

     Competitive Technologies, Inc.'s (CTT, the Company or we) total revenues for the second quarter of fiscal 2002 were $797,189, which was $764,009 (49%) lower than for the second quarter of fiscal 2001.

     For the second quarter of fiscal 2002, retained royalties were $797,189, which was $761,399 (49%) lower than for the second quarter of fiscal 2001. Retained royalties from the gallium arsenide semiconductor inventions were $509,106 (64% of retained royalties), approximately $708,000 (58%) lower than for the second quarter of fiscal 2001. Also lower were retained royalties from expiring Vitamin B12 assay patents. In addition, a licensee (which previously had been paying minimum $100,000 annual retained royalties in the second quarter of prior fiscal years) terminated its license this quarter.

     For the fiscal year ended July 31, 2001, our retained royalties from the gallium arsenide semiconductor inventions, which include laser diode applications, were approximately $2,190,000 (60% of retained royalties). Due to uncertainties in the markets for products using these inventions, we cannot predict whether our royalties (which are based on our licensees' sales of licensed products) will continue to decline or begin to increase, nor can we predict whether, if an increase were to occur, our royalties would return to the 2001 level. Most of our royalties from these inventions are reported semi-annually in the second and fourth fiscal quarters.

     Licensees of our endoscopic ligator have withheld royalties since the third quarter of fiscal 2000. (Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively.) Although we received a reexamination certificate on our endoscopic ligator in the fourth quarter of fiscal 2001 and we believe we are entitled to all withheld and future royalties for its use, we cannot predict when, if ever, licensees will resume remitting royalties for this technology. Currently we are actively pursuing collection of these royalties through non-judicial means.

     Other changes in retained royalty revenues quarter to quarter reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its second and fourth fiscal quarters have been higher than in its first and third fiscal quarters.

     Total operating expenses for the second quarter of fiscal 2002 were $1,444,334 (including $553,022 of patent enforcement expenses, net of reimbursements) compared with $1,161,714 (including $305,792 of patent enforcement expenses, net of reimbursements) in the second quarter of fiscal 2001. This was $282,620 (24%) higher than in the second quarter of fiscal 2001. Patent enforcement expenses, net of reimbursements, personnel and related expenses, and recruiting expenses were higher in the second quarter of fiscal 2002, while directors' stock expense was lower compared with second quarter of fiscal 2001. In December 2001, we retained an executive search firm to assist us in identifying a new chief executive officer, which resulted in the increase in recruiting expenses. The fiscal 2002 expense of issuing stock to directors under our 1996 Directors' Stock Participation Plan was $41,325 compared with $75,000 for fiscal
2001. Although more shares were issued in fiscal 2002, their total fair market value was less than in fiscal 2001. We employed 12 people (full-time equivalents) in the second quarter of fiscal 2002 compared with 10 in the second quarter of fiscal 2001.

     Patent enforcement expenses, net of reimbursements, were $247,230 (81%) higher in the second quarter of fiscal 2002 when compared to the first quarter of fiscal 2001. These costs exclude personnel costs related to our enforcement actions, which are included in other costs of technology management services discussed below. CTT is involved in three patent litigations (Fujitsu, LabCorp and MaternaTM, two of which were active in the second quarter of fiscal 2002) in which our clients and we have sued to enforce their patent rights. We have included details of progress and status in these three cases in Note 6 to Consolidated Financial Statements. Although the costs to enforce our patent rights are high, we believe they are necessary to obtain the potential substantial returns we expect from licensing these technologies. We expect to continue incurring substantial unreimbursed patent litigation expenses in the second half of fiscal 2002 as we pursue enforcement of our patent rights in these suits. We continue to explore various arrangements to limit or share our cash requirements for these enforcement actions.

     Other costs of technology management services for the second quarter of fiscal 2002 were $517,833, which was $131,525 (34%) higher than for the second quarter of fiscal 2001. This reflects increased costs related to licensing and retained royalties and new client development, principally personnel and related expenses.

     General and administration expenses for the second quarter of fiscal 2002 were $96,135 (20%) lower than in the second quarter of fiscal 2001. In addition to lower directors' stock expense, the Company reduced its expenses for general and administrative functions.

     As a result of ELS's inability to arrange other financial support necessary to continue operating, CTT may be required to foreclose on its security interest in ELS's intellectual property to recover its advances to ELS. In the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. These total charges represent: (a) $244,200 committed to ELS in excess of an independent appraiser's valuation of CTT's security interest in ELS's intellectual property and (b) an estimated additional $275,000 to bring ELS's intellectual property to a licensable state for its principal markets.

     Interest income of $26,677 for the second quarter of fiscal 2002 was $81,064 (75%) lower than in the second quarter of fiscal 2001. Our average invested balance was approximately 25% lower and our weighted average interest rate was approximately 4.2% per annum lower than for the second quarter of fiscal 2001.

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, of which a significant portion expires in fiscal 2002. See Note 8 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2001.

Results of Operations - Six Months Ended January 31, 2002 (First Half of Fiscal 2002) vs. Six Months Ended January 31, 2001 (First Half of Fiscal 2001)

     Our total revenues for the first half of fiscal 2002 were $1,206,928, which was $817,848 (40%) lower than for the first half of fiscal 2001.

     For the first half of fiscal 2002, retained royalties were $1,181,928, which was $839,329 (42%) lower than for the first half of fiscal 2001. Retained royalties from the gallium arsenide semiconductor inventions were $517,562 (44% of retained royalties), approximately $730,000 (59%) lower than in the first half of fiscal 2001. Also lower were retained royalties from expiring Vitamin B12 assay patents. In addition, a licensee (which previously had been paying $100,000 minimum annual retained royalties in the second quarter of prior fiscal years) terminated its license in the second quarter of fiscal 2002.

     See also the discussions concerning retained royalties from the gallium arsenide semiconductor inventions, licensees of our endoscopic ligator, and other changes in retained royalty revenues in the second quarter of fiscal 2002 above.

     Total operating expenses for the first half of fiscal 2002 were $2,938,117 (including $1,184,637 of patent enforcement expenses, net of reimbursements) compared with $1,930,137 (including $365,877 of patent enforcement expenses, net of reimbursements) in the first half of fiscal 2001. This was $1,007,980 (52%) higher than in the first half of fiscal 2001. Patent enforcement expenses, net of reimbursements, personnel and related expenses, corporate legal expenses and recruiting expenses were higher in the first half of fiscal 2002, while consultants' fees and expenses and directors' stock expense were lower. We employed 12 people (full-time equivalents) in the first half of fiscal 2002 compared with 10 in the first half of fiscal 2001. These employees reduced our need to use consultants.
See also the discussion of other changes in operating expenses in the second quarter of fiscal 2002.

     Patent enforcement expenses, net of reimbursements, were $818,760 (224%) higher in the first half of fiscal 2002. These costs exclude personnel costs related to our enforcement actions, which are included in other costs of technology management services discussed below. See also the discussion of CTT's patent litigations in the second quarter of fiscal 2002 above.

     Other costs of technology management services for the first half of fiscal 2002 were $1,036,176, which was $317,474 (44%) higher than for the first half of fiscal 2001. This increase reflects increased costs related to licensing and retained royalties and new client development, principally personnel and related expenses.

     General and administration expenses for the first half of fiscal 2002 were $717,304, which was $128,254 (15%) lower than in the first half of fiscal 2001. In addition to lower consultants' fees and expenses and directors' stock expense, the Company reduced its expenses in the areas of general and administrative functions.

     See also the discussion of the Company's impairment loss in the second quarter of fiscal 2002.

     Interest income of $71,625 for the first half of fiscal 2002 was $160,020 (69%) lower than in the first half of fiscal 2001. Our average invested balance was approximately 25% lower and our weighted average interest rate was approximately 3.8% per annum lower than for the first half of fiscal 2001.

     See also the discussion of the Company's net operating and capital loss carryforwards in the second quarter of fiscal 2002 above.

Financial Condition and Liquidity

     At January 31, 2002, cash and cash equivalents of $533,680 were $309,244 (138%) higher than cash and cash equivalents of $224,436 at July 31, 2001. Operating activities used $1,474,733 and investing activities provided $1,783,977 in the first half of fiscal 2002.

     In addition, the Company held $2,612,096 in short-term investments at January 31, 2002. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for the first half of fiscal 2002 included non-cash charges of approximately $103,000 for depreciation and amortization, approximately $36,000 for stock compensation and $519,200 of loan impairment loss.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $984,338 (36%) decrease in royalties receivable, the $312,205 (53%) increase in accounts payable, the $484,273 (26%) decrease in royalties payable and the $710,027 (69%) decrease in accrued professional fees. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. The changes in accounts payable and accrued professional fees were principally related to payment of patent enforcement expenses.

     During the six months ended January 31, 2002, the Company sold $2,181,345 of short-term investments at book value to support operating and other investing activities described below.

     In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company committed to lend $1,056,300 to E. L. Specialists, Inc. (ELS). As of January 31, 2002, the Company had advanced cash ($870,000) and rendered services ($75,000) totaling $945,000 of which $750,000 was in default and the remainder was payable on demand. As of March 15, 2002, the Company had advanced cash and rendered services totaling $1,056,300. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. Security interests in ELS's intellectual property collateralize the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. As of January 31, 2002, CTT classified the advances as noncurrent notes receivable; although they are payable on demand, ELS has been unable to arrange other financial support necessary to continue operating.

    CTT may be required to foreclose on its security interest in ELS's intellectual property to recover its advances to ELS. CTT believes it is able, together with the other lender, to foreclose on its security interest in the underlying intellectual property (which is free and clear of any other claims or liens) to recover its advances to ELS.
As a result, in the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. These total charges represent: (a) $244,200 committed to ELS in excess of an independent appraiser's valuation of CTT's security interest in ELS's intellectual property and (b) an estimated additional $275,000 to bring ELS's intellectual property to a licensable state for its principal markets. Should CTT foreclose on its security interest, it would reclassify its noncurrent notes receivable from ELS to intangible assets and amortize them appropriately.

Other Matters

     At January 31, 2002, the Company had outstanding commitments for capital expenditures, other than those discussed above, of approximately $18,000 for certain fixed assets.

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

     The Company is involved in four pending litigation matters. They are detailed in Note 6 to the accompanying Consolidated Financial Statements. As stated above, we are exploring various arrangements to limit or share our cash requirements for these enforcement actions.

     At January 31, 2002, we had net working capital of $2,284,382, approximately $2,563,000 less than at July 31, 2001. Reclassification of notes receivable from ELS to noncurrent in January 2002 accounted for $650,000 of this reduction. Currently we do not have any outstanding debt or maintain a credit facility.

     Based on the Company's current expectations, it anticipates that currently available funds will be sufficient to finance cash needs at least through fiscal 2003 for its current operating activities and enforcement actions. However, costs of additional enforcement actions and expansion of the Company's business are subject to many factors outside the Company's control or that it cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that the Company's current expectations regarding the sufficiency of currently available funds will prove to be accurate.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held January 18, 2002, the following directors were elected:

Name                       Votes For    Votes Withheld

George C.J. Bigar          3,892,883         1,544,616
Richard E. Carver          4,988,443           449,056
George W. Dunbar, Jr.      4,880,713           556,786
Samuel M. Fodale           4,205,253         1,232,246
Frank R. McPike, Jr.       3,941,383         1,496,116
Charles J. Philippin       4,880,243           557,256
John M. Sabin              3,928,283         1,509,216

     There were no broker non-votes.

     Also at the Company's annual meeting of stockholders held January 18, 2002, stockholders approved the proposal to approve amendments to the 1997 Employees' Stock Option Plan by a) increasing the number of shares of Common Stock available for option grants under the Plan by 300,000 shares to a total of 875,000 shares and b) increasing from 100,000 shares to 300,000 shares the number of option shares that can be granted in a fiscal year to any specified executive officer for the first fiscal year during which he or she becomes a specified executive officer. There were 3,820,162 shares voted for and 1,545,003 shares voted against this proposal, and 72,334 shares abstained. There were no broker non-votes on this matter.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     10.1  Amended Section 5(c) of registrant's 2000     22
           Directors Stock Option Plan

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


                                    COMPETITIVE TECHNOLOGIES, INC.
                                    (Registrant)

Date:  March 18, 2002            By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Authorized Signer