Form 10-Q
period 2002-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2002-06-14
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended     April 30,2002

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

Common Stock outstanding as of June 4, 2002 - 6,154,351 shares

Exhibit Index on sequentially numbered page 25 of 25.

  Page 1 of 25 sequentially numbered pages


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.   FINANCIAL INFORMATION                             Page No.

Item 1.   Condensed Financial Statements

A.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       April 30, 2002 and July 31, 2001                         3

     Consolidated Statements of Operations for the
       three months ended April 30, 2002 and 2001               4

     Consolidated Statements of Operations for the
       nine months ended April 30, 2002 and 2001                5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 2002                              6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 2002 and 2001                7

     Notes to Consolidated Financial Statements              8-13

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      14-24

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                  24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    25

Item 6.   Exhibits and Reports on Form 8-K                     25

Signatures                                                     25


                      PART I.  FINANCIAL INFORMATION

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 2002 and July 31, 2001
                                (Unaudited)

                                                April 30,      July 31,
                                                  2002           2001
ASSETS

Current assets:
  Cash and cash equivalents                   $    787,522   $    224,436
  Short-term investments, at market              2,625,867      4,793,441
  Accounts receivable                              597,916      2,782,276
  Notes receivable - E.L. Specialists, Inc.,            --        650,000
  Prepaid expenses and other current assets        121,594         70,044
    Total current assets                         4,132,899      8,520,197

Property and equipment, at cost, net                66,625         66,994
Investments, at cost                             1,075,685      1,025,684
Notes receivable - E.L. Specialists, Inc.,
  net of allowance of $593,576                     462,724             --
Intangible assets acquired, principally
  licenses and patented technologies, net          923,994      1,027,998

    TOTAL ASSETS                              $  6,661,927   $ 10,640,873

LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $1,000 and
    $3,876 payable to related parties
    in April and July, respectively           $  1,226,946   $    585,966
  Accrued liabilities, including $2,000
    payable to related parties in April          1,663,888      3,087,161
    Total current liabilities                    2,890,834      3,673,127

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                26,893,287     26,975,178
  Treasury stock, at cost;
    36,434 and 51,434 shares in April
    and July, respectively                        (258,037)      (381,253)
  Accumulated deficit                          (22,986,739)   (19,748,761)

    Total shareholders' interest                 3,771,093      6,967,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  6,661,927   $ 10,640,873

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 2002 and 2001
                                (Unaudited)

                                                  2002           2001

Revenues:
  Retained royalties                          $   547,278    $   416,562

Patent enforcement expenses, net of
  reimbursements                                  602,345        791,880
Other costs of technology management
  services                                        592,228        514,316
General and administration expenses,
  of which $47,900 and $27,935 were
  incurred for related parties in 2002
  and 2001, respectively                          370,051        287,354
                                                1,564,624      1,593,550

Operating loss                                 (1,017,346)    (1,176,988)

Impairment loss on investment in
  Digital Ink, Inc.                               (50,000)            --
Recovery of advances to Micro-ASI, Inc.            21,598             --
Interest income                                    13,869        107,909
Other expense, net                                     --        (34,189)

Net loss                                      $(1,031,879)   $(1,103,268)

Net loss per share:
  Basic and diluted                           $     (0.17)   $     (0.18)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,154,351      6,120,677

                          See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 2002 and 2001
                                (Unaudited)

                                                  2002           2001

Revenues:
  Retained royalties                          $ 1,729,206      2,437,819
  Other revenues                                   25,000          3,519
                                                1,754,206      2,441,338
Patent enforcement expenses, net of
  reimbursements                                1,786,982      1,157,757
Other costs of technology management
  services                                      1,617,024      1,233,018
General and administration expenses,
  of which $112,630 and $110,497 were
  incurred for related parties in 2002
  and 2001, respectively                        1,098,735      1,132,912
                                                4,502,741      3,523,687

Operating loss                                 (2,748,535)    (1,082,349)

Impairment loss on loans to
  E. L. Specialists, Inc.                        (519,200)            --
Impairment loss on investment in
  Digital Ink, Inc.                               (50,000)            --
Recovery of advances to Micro-ASI, Inc.            21,598             --
Interest income                                    85,494        339,554
Other expense, net                                   (399)       (51,410)

Loss before minority interest                  (3,211,042)      (794,205)
Minority interest in losses of subsidiary         (26,936)            --

Net loss                                      $(3,237,978)      (794,205)

Net loss per share:
  Basic and diluted                           $     (0.53)   $     (0.13)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,145,889      6,161,868

                          See accompanying notes


                   PART I.  FINANCIAL INFORMATION (Continued)

                  COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Statement of Changes in Shareholders' Interest
                       for the nine months ended April 30, 2002
                                   (Unaudited)

                                Preferred Stock
                               Shares                   Common Stock      Capital in
                             issued and               Shares              excess of        Treasury Stock          Accumulated
                             outstanding    Amount    issued     Amount   par value     Shares held    Amount        Deficit

Balance - July 31, 2001          2,427     $60,675   6,190,785  $61,907   $26,975,178     (51,434)   $(381,253)   $(19,748,761)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . . .                                                 (81,891)     15,000      123,216
  Net loss. . . . . . . . . .                                                                                       (3,237,978)
Balance - April 30, 2002         2,427     $60,675   6,190,785  $61,907   $26,893,287     (36,434)   $(258,037)   $(22,986,739)

                             See accompanying notes


                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 2002 and 2001
                                (Unaudited)

                                                  2002           2001
Cash flow from (used in) operating activities:
  Net loss                                    $(3,237,978)   $  (794,205)
    Noncash items included in net loss:
      Depreciation and amortization               151,577        161,163
      Minority interest                            26,936             --
      Stock issued to employee in lieu
        of cash compensation                           --         20,000
      Stock issued to directors outside plan           --         23,547
      Directors' stock and stock retirement
        plan accruals                              77,976        115,201
      Loan impairment loss                        519,200             --
      Investment impairment loss                   50,000             --
      Recovery of advances to Micro-ASI, Inc.     (21,598)            --
    Other, net                                     (1,425)            --
    Net changes in various operating
      accounts:
      Accounts receivable                       2,205,958      2,117,298
      Prepaid expenses and other current
        assets                                    (51,550)        72,094
      Accounts payable and accrued
        liabilities                              (818,944)       125,138
Net cash flow from (used in) operating
  activities                                   (1,099,848)     1,840,236

Cash flow from (used in) investing activities:
  Purchases of property and equipment, net        (47,204)       (26,157)
  Proceeds from (purchases of) other short-
    term investments                            2,167,574     (1,546,764)
  Investments in cost-method affiliates          (100,000)            --
  Advances to E. L. Specialists, Inc.            (330,500)      (425,000)
  Other, net                                      (26,936)      (138,301)
Net cash flow from (used in) investing
  activities                                    1,662,934     (2,136,222)

Cash flow from (used in) financing activities:
  Purchases of treasury stock                          --       (679,289)
Net cash flow from (used in) financing
  activities                                           --       (679,289)

Net increase (decrease) in cash and cash
  equivalents                                     563,086       (975,275)
Cash and cash equivalents, beginning
  of period                                       224,436      1,716,375
Cash and cash equivalents, end of period      $   787,522    $   741,100

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

2.   Net Loss Per Share

     The following table sets forth the computations of basic and diluted net loss per share.


                                       Nine months                   Quarter
                                     ended April 30,             ended April 30,
                                    2002          2001          2002         2001
Net loss applicable to
  common stock:
  Basic and diluted             $(3,237,978) $  (794,205)  $(1,031,879)  $(1,103,268)

  Weighted average number
    of common shares
    outstanding                   6,145,889    6,161,868     6,154,351     6,120,677
  Effect of dilutive
       securities:
    Stock options                        --           --            --            --
Weighted average number
  of common shares outstanding
  and dilutive securities         6,145,889    6,161,868     6,154,351     6,120,677

Net loss per share of
  common stock:
  Basic and diluted             $     (0.53) $     (0.13)  $     (0.17)  $     (0.18)


    At April 30, 2002 and 2001, respectively, options and warrants to purchase 650,267 and 683,517 shares of common stock (of total options and warrants outstanding of 650,267 and 683,517) were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Investments and Notes Receivable

NTRU Cryptosystems, Inc.

    In August 2001, CTT acquired additional shares of NTRU Cryptosystems, Inc. (NTRU) Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 to E. L. Specialists, Inc. (ELS). As of April 30, 2002, the Company had advanced cash ($956,300) and rendered services ($100,000) totaling $1,056,300 of which $750,000 was in default and the remainder was payable on demand. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. Security interests in ELS's intellectual property collateralize the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. As of April 30, 2002, CTT classified the advances as noncurrent notes receivable; although they are payable on demand, ELS has been unable to arrange other financial support necessary to continue operating.

    Based on the continuing difficulties in the electronics and wireless markets, ELS's inability to arrange other financial support and the absence of quoted values for ELS's stock, management updated the valuation of its security interest in ELS's intellectual property at the close of each quarter of fiscal 2002. Management considered the timing of CTT's advances, CTT's ability to withstand a prolonged recovery in the electronics and wireless industries and the results of an independent appraiser's valuation of CTT's security interest in ELS's intellectual property. In June 2002, CTT began foreclosure proceedings on its security interest in ELS's intellectual property to recover its advances to ELS. The other ELS lender has told CTT it does not intend to assert a foreclosure claim and CTT believes its security interest in the underlying intellectual property is free and clear of any other claims or liens. In the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. These total charges represent: (a) $244,200 advanced to ELS (of which $111,300 was committed at, but advanced after, January 31, 2002) in excess of the valuation of CTT's security interest in ELS's intellectual property and (b) an estimated additional $275,000 to bring ELS's intellectual property to a licensable state for its principal markets. CTT will reclassify its noncurrent notes receivable from ELS as intangible assets in June 2002 and amortize them appropriately thereafter.

4.  Accounts Receivable

    Accounts receivable were:
                                    April 30,            July 31,
                                      2002                 2001

     Royalties                     $  546,131           $2,731,228
     Other                             51,785               51,048
                                   $  597,916           $2,782,276

5.   Accrued Liabilities

     Accrued liabilities were:
                                    April 30,            July 31,
                                      2002                 2001

     Royalties payable             $1,045,646           $1,852,207
     Accrued professional fees        336,336            1,024,927
     Accrued compensation             130,276               70,543
     Deferred revenues                106,667              100,000
     Other                             44,963               39,484
                                   $1,663,888           $3,087,161

6.   Contingencies

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited of Tokyo, Japan, (Fujitsu) and Fujitsu Hitachi Plasma Display Limited, Japan, et al. under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels
(PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. The ITC has the power to issue orders directing U.S. customs officials to stop future importation of Fujitsu PDPs and plasma display products that infringe the two named patents. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001.

     Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint against Fujitsu in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (damages for past infringing sales and possible damages for willfulness), which are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California.
The case management conference is scheduled for this summer.

     In September 2001, Fujitsu and Fujitsu Hitachi Plasma Display Limited, Japan, filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware. This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Central District of Illinois (now in the Northern District of California). The Delaware District Court has subsequently dismissed this action.

     CTT is unable to estimate the legal expenses or the loss it may incur or the possible damages it may recover in these suits, if any, and has recorded no potential judgment proceeds in its financial statements to date.

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. (CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp.) The complaint alleged, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent owned by CTT. Plaintiffs claimed LabCorp's actions constitute breach of contract and patent infringement. The claim sought an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also sought unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse. The jury that heard this case in November 2001 confirmed the validity of CTT's patent rights and found that LabCorp willfully contributed to and induced infringement and breached its contract. In December 2001, the Court entered judgment affirming the jury's verdict. If the Court's judgment is upheld in post-trial motions and on a potential appeal, CTT will retain approximately $400,000 of damages awarded plus interest at the statutory rate from the date judgment was entered. Among several post-trial motions now pending, LabCorp has asked that the jury verdict be set aside and CTT has asked for punitive damages and attorneys' fees based on the jury's finding that LabCorp's infringement was willful.

     CTT is unable to estimate the related legal expenses it may incur in this suit if LabCorp appeals the judgment. CTT has recorded no revenue for these potential withheld royalties or for the jury's award.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company, defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of MaternaTM, a prenatal vitamin sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share approximately 18% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit. On November 19, 1999, the United States Court of Appeals for the Federal Circuit vacated a July 7, 1997 judgment by the District Court in favor of plaintiffs for approximately $44 million and remanded the case to the District Court for further proceedings. On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A.
Seligman were the sole inventors of the reformulation of MaternaTM that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. In March 2001, the District Court heard arguments to determine the nature and amount of damages to be paid by defendant. The District Court judge has issued a favorable preliminary opinion to guide findings of fact and conclusions of law. The parties await the judge's decision.

     The Company cannot predict the amount of its share of the judgment, if any, which may ultimately be awarded. The Company has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company recorded such expenses as they were incurred.

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

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership (OALP) and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co. (UOP), the registrant, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the registrant, sold substantially all of the assets of OALP to Unilens and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Based upon all the facts available to management, management believes that the claims asserted in the suit are without merit and has vigorously defended against plaintiffs' claims. In November 2000, the Company made a motion to dismiss this case. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal. On November 19, 2001, plaintiffs requested oral argument on the motion for dismissal. No date has yet been set for the Court to hear plaintiffs' oral arguments and no final order has yet been entered. Through April 30, 2002, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens. CTT recognized other expenses of $399 and $51,410 in the first three quarters of fiscal 2002 and 2001, respectively, for legal expenses related to this suit.

7.   Related Party Transactions

     During the nine months ended April 30, 2002 and 2001, CTT incurred charges of approximately $113,000 and $110,000, respectively, for consulting services (including expenses and use taxes) provided by two directors in each period.

8.   Recently Issued Accounting Pronouncements

     In addition to the recently issued accounting pronouncements disclosed in Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is not currently involved in any transactions to which Statement No. 145 applies. See also Recently Issued Accounting Pronouncements in Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.


              PART I.  FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on the information available at the time and assumptions we believe are reasonable.

     We believe that significant estimates, assumptions and judgments affect the following critical accounting policies used in preparing our consolidated financial statements. Our audit committee has reviewed their selection, application and disclosure.

Revenue Recognition

     We derive revenues primarily from patent and technology license and royalty fees. Since these revenues result from our representation agreements with owners and assignees of intellectual property rights, we record revenues net of the owners' and assignees' shares of license and royalty fees. We stipulate the terms of our licensing arrangements in written agreements with the owners, assignees and licensees.

Single element arrangements

     Since we usually have no significant obligations after we execute license agreements, they are generally single element arrangements. Under the terms of our license agreements, we generally receive an upfront license fee and a royalty stream based on the licensee's sales of products applying the licensed technology.

License fees under single element arrangements

     We recognize upfront, nonrefundable license fees when our licensee executes the license agreement and pays the license fee. When these two events occur, we have persuasive evidence of an arrangement, no continuing obligations, completed delivery, and assurance of collection.

Royalty fees under single element arrangements

     Although we fix the royalty rate (e.g., percentage of sales or rate per unit sold) in the license agreement, the amount of earned royalties is contingent upon the amount of licensed product the licensee sells. Royalties earned in each reporting period are contingent on the outcome of events (i.e., the licensee's sales of licensed products) occurring within that period that are not within our control and are not directly tied to our providing services. Therefore, we recognize this royalty revenue when the contingency is resolved and we can estimate the amount of royalty fees earned, which is upon our receipt of the licensee's royalty report.

Other arrangements

     In limited instances, we enter into multiple element arrangements with continuing service obligations. Based upon the limited verifiable objective evidence available, we generally defer all revenue from such multiple element arrangements until we deliver all elements.

     In limited instances, we enter into milestone billing arrangements. We evaluate milestone billing arrangements on a case by case basis. Generally in these arrangements, we defer upfront fees and recognize the related revenue and other services revenue as earned over the entire arrangement.

Impairment of Intangible Assets and Long-Term Investments

     We review intangible assets and investments in equity securities that do not have readily determinable fair values for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize an impairment loss based on the fair value of the asset.

     We applied this policy to our $500,000 investment in and $100,000 advance to Micro-ASI, Inc. and recorded a $600,000 impairment charge in the fourth quarter of fiscal 2001. In the third quarter of fiscal 2002, we recorded a $21,598 recovery of our advance and a corresponding other receivable for an amount we received in May 2002. We cannot predict the timing or amounts of additional potential recoveries; therefore we will record further recoveries, if any, when we can estimate their timing and amounts.

     We also applied this policy to our $50,000 investment of services in Digital Ink, Inc. We discuss the results of this application more fully in the third quarter of fiscal 2002 below.

     We regularly apply this policy to our equity investments in privately held companies (principally $1,034,381 in NTRU Cryptosystems, Inc. at April 30, 2002). We consider the investee's financial health and business outlook, the values of recent rounds of financing, and historical and forecast financial information. In the future, we could be required to write down our investments because of adverse changes in these or other factors. These investments are not readily transferable and our opportunities to liquidate them are limited and subject to many factors, including circumstances internal to the investee and broader economic conditions, beyond our control.

Impairment of Loans

     We review loans for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We determine the present value of expected future cash flows under the loan (discounted at the loan's effective interest rate) or the fair value of the collateral if the loan is collateral dependent. If the fair value of the loan is less than its carrying amount, we recognize an impairment loss based on the fair value of the loan. This policy is consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of Statements No. 5 and 15."

     We applied this policy to our $1,056,300 of notes receivable from
E. L. Specialists, Inc. We discuss the results of this application more fully in financial condition and liquidity below.

Results of Operations - Three Months Ended April 30, 2002 (Third
Quarter of Fiscal 2002) vs. Three Months Ended April 30, 2001 (Third Quarter of Fiscal 2001)

     Competitive Technologies, Inc.'s (CTT, the Company or we) total revenues for the third quarter of fiscal 2002 were $547,278, which was $130,716 (31%) higher than for the third quarter of fiscal 2001. All revenues in both quarters were retained royalties.

     Retained royalties from EthyolTM (a chemotherapy protective agent), Retin-ATM (a skin photo aging and wrinkle retardant) and the gallium arsenide semiconductor inventions together were approximately $222,000 higher than in the third quarter of fiscal 2001. Ethyol's royalty base is higher since the licensee began selling Ethyol directly in the United States rather than through a distributor. We engaged an independent firm to audit the licensee's previously reported Retin-A royalties and the increase reflects the licensee's $77,000 one-time additional past royalties determined in the audit. Although the greatest portion of royalties from the gallium arsenide semiconductor inventions is reported in the second and fourth quarters, licensees reporting in the third quarter reported higher net sales and royalties than in the third quarter of fiscal 2001.
However, the one gallium arsenide license accounting for this increase expires in the fourth quarter of fiscal 2002. Other gallium arsenide licenses expire in 2004 and 2006.

     Offsetting these royalty increases were approximately $88,000 of lower retained royalties from homocysteine and expiring Vitamin B12 assay patents. Another homocysteine licensee has taken a position similar to LabCorp's and is withholding certain royalties to which we believe we are entitled. We believe that the judgment of the U.S. District Court for the District of Colorado confirms that our patent rights are valid and that LabCorp willfully contributed to and induced infringement and breached its contract. (See "LabCorp" in Note 6 to the accompanying Consolidated Financial Statements.)

     Licensees of our endoscopic ligator have withheld royalties since the third quarter of fiscal 2000. (Our retained royalties from the endoscopic ligator were approximately $138,000 and $247,000 for the fiscal years ended July 31, 2000 and 1999, respectively.) We believe we are entitled to all withheld and future royalties for use of our patented technology. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology. We believe that a recent Supreme Court decision avoids our licensee's arguments that their products are not using our patented technology. This decision upheld earlier decisions that a patent's scope is not limited to its literal terms, but embraces all equivalents to the claims described, and puts the burden of proof on the patentee to show that the equivalents at issue have not been surrendered. According to patent law, an equivalent uses substantially the same invention in substantially the same way to achieve substantially the same result. Currently we are actively pursuing collection of these royalties through non-judicial means.

     Other changes in retained royalty revenues quarter to quarter reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its first and third fiscal quarters have been lower than in its second and fourth fiscal quarters.

     Total operating expenses for the third quarter of fiscal 2002 were $1,564,624 (including $602,345 of patent enforcement expenses, net of reimbursements) compared with $1,593,550 (including $791,880 of patent enforcement expenses, net of reimbursements) in the third quarter of fiscal 2001. This was $28,926 (2%) lower than in the third quarter of fiscal 2001. Higher corporate legal, shareholder and various other expenses (none of which individually was significantly higher) partially offset lower patent enforcement expenses, net of reimbursements, in the third quarter of fiscal 2002 compared with third quarter of fiscal 2001. Corporate legal expenses were higher due in part to cumulative legal expenses pursuant to our June 13, 2001 legal expense reimbursement agreement with a director, Samuel M. Fodale, related to an SEC investigation (see Exhibit 10.16 to our Annual Report on Form 10-K for the year ended July 31, 2001) and increased legal services related to certain contractual matters with a client.

     Patent enforcement expenses, net of reimbursements, were $189,535 (24%) lower in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. In the third quarter of fiscal 2002, we paid a client $201,058 as a reimbursement of certain of our previously deducted patent enforcement expenses. If and when the related enforcement action is settled, we are entitled to withhold these and additional litigation expenses we have then incurred from any recovery we receive as a result of the litigation and from subsequent income from the related patents. Without this charge, our net patent enforcement expenses would have been $390,593 (49%) lower than for the third quarter of fiscal 2001.

     Patent enforcement expenses exclude personnel costs related to our enforcement actions, which are included in other costs of technology management services discussed below. CTT is involved in three patent litigations (Fujitsu, LabCorp and MaternaTM, two of which were active in the third quarter of fiscal 2002) in which our clients and we have sued to enforce their and our patent rights. The level of activities in these two active cases in the third quarter of fiscal 2002 was lower than in the third quarter of fiscal 2001. We have included details of progress and status in these three cases in Note 6 to Consolidated Financial Statements. Although the costs to enforce our patent rights are high, we believe they are necessary to obtain the potential substantial returns we expect from licensing these technologies. While we continue to explore arrangements to limit or share the cash requirements for these enforcement actions, we currently expect to continue incurring significant unreimbursed patent litigation expenses as we pursue enforcement of our patent rights in these suits.

     Other costs of technology management services for the third quarter of fiscal 2002 were $592,228, which was $77,912 (15%) higher than for the third quarter of fiscal 2001. This reflects increased costs related to licensing and retained royalties, principally personnel and related expenses, reflecting our increased focus on these activities.

     General and administration expenses for the third quarter of fiscal 2002 were $82,697 (29%) higher than in the third quarter of fiscal 2001. This reflects higher corporate legal, shareholder and various other expenses (none of which individually was significantly higher) as discussed above in total operating expenses.

     Because of Digital Ink, Inc.'s (DII) inability to arrange financial support to continue its operations in the third quarter, CTT recorded an impairment loss of $50,000 to write off 100% of our equity investment in DII in the third quarter of fiscal 2002. CTT provided patenting, marketing and accounting services in exchange for its $50,000 equity in DII in June 1999.

     In the third quarter of fiscal 2002, CTT recorded a recovery of $21,598 of its secured bridge financing advances to Micro-ASI, Inc. CTT received this cash in May 2002 and recorded a receivable for this amount at April 30, 2002. At July 31, 2001, CTT reduced its carrying value for all its investments and advances to Micro-ASI to zero because of Micro-ASI's bankruptcy filing. CTT may receive additional recovery of its secured bridge financing advances to Micro-ASI in the future; however, we are unable to predict the timing or amount of such potential additional recovery.

     Interest income of $13,869 for the third quarter of fiscal 2002 was $94,040 (87%) lower than in the third quarter of fiscal 2001. Our average invested balance was approximately 53% lower and our weighted average interest rate was approximately 1.5% per annum compared with approximately 5.6% per annum in the third quarter of fiscal 2001.

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes, of which a significant portion expires in fiscal 2002. See Note 8 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2001.

Results of Operations - Nine Months Ended April 30, 2002 (Three
Quarters of Fiscal 2002) vs. Nine Months Ended April 30, 2001 (Three Quarters of Fiscal 2001)

     Our total revenues for the three quarters of fiscal 2002 were $1,754,206, which was $687,132 (28%) lower than for the three quarters of fiscal 2001.

     For the three quarters of fiscal 2002, retained royalties were $1,729,206, which was $708,613 (29%) lower than for the three quarters of fiscal 2001. Retained royalties from the gallium arsenide semiconductor inventions for the three quarters of fiscal 2002 were approximately $623,000 (36% of retained royalties) compared with approximately $1,295,000 (53% of retained royalties) for the three quarters of fiscal 2001, a decline of approximately $672,000 (52%). Also lower were retained royalties from homocysteine and expiring Vitamin B12 assay patents. In addition, a licensee (which previously had been paying $100,000 minimum annual retained royalties in the second quarter of prior fiscal years) terminated its license in the second quarter of fiscal 2002.

     Increases in minimum royalties on licenses of our sunless tanning technology and a treatment for sexual dysfunction, Retin-A one-time royalties from a royalty audit and earned royalties from a new license in 2002 partially offset the retained royalty reductions noted above. Although Ethyol's royalty base was higher in the third quarter of fiscal 2002, it was very low in the second quarter because of inventory absorption from the former distributor and therefore only slightly higher for the three quarters of fiscal 2002 compared with the three quarters of fiscal 2001.

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

     See also the discussions concerning retained royalties from licensees of our endoscopic ligator and other changes in retained royalty revenues in the third quarter of fiscal 2002 above.

     Total operating expenses for the three quarters of fiscal 2002 were $4,502,741 (including $1,786,982 of patent enforcement expenses, net of reimbursements) compared with $3,523,687 (including $1,157,757 of patent enforcement expenses, net of reimbursements) in the three quarters of fiscal 2001. This was $979,054 (28%) higher than in the three quarters of fiscal 2001. Patent enforcement expenses, net of reimbursements, personnel and related expenses, corporate legal expenses and recruiting expenses were higher in the three quarters of fiscal 2002, while consultants' fees and expenses and directors' stock expense were lower. We employed 12 people (full-time equivalents) in the three quarters of fiscal 2002 compared with 11 in the three quarters of fiscal 2001. By increasing our professional staff, we reduced our need to use consultants. Corporate legal expenses were higher due in part to legal expenses related to an SEC investigation, including those of a director, (see the discussion of total operating expenses in the third quarter of fiscal 2002 above) and increased legal services related to certain contractual matters with a client. In December 2001, we retained an executive search firm to assist us in identifying a new chief executive officer, which resulted in the increase in recruiting expenses. The Search Committee expects to complete its search and negotiations in the near future. In the three quarters of fiscal 2002, our expense for stock issued to directors was $18,825 compared with $84,796 for the three quarters of fiscal 2001. We accrued $90,000 ($15,000 per director) from January 1 to December 31, 2001. However, under the terms of our 1996 Directors' Stock Participation Plan (the Plan), we pay each director (who is not an employee and who has served as a director for one year on the first business day of January) the lesser of $15,000 worth or up to 2,500 shares of common stock. The value of the common stock we issued to directors (2,500 shares to each of six directors) on January 2, 2002 was $41,325; therefore on January 2, 2002 we reversed $48,675 previously accrued. In the three quarters of fiscal 2001, in addition to $75,000 of common stock issued to directors on January 2, 2001, we issued $23,546 of common stock to directors outside the Plan.

     Patent enforcement expenses, net of reimbursements, were $629,225 (54%) higher in the three quarters of fiscal 2002. In addition to the $201,058 we paid to a client (see discussion of patent enforcement expenses in the third quarter of fiscal 2002 above), this increase reflects the level of activity in our enforcement litigations during the respective periods. See also the discussion of CTT's patent litigations in the third quarter of fiscal 2002 above.

     Other costs of technology management services for the three quarters of fiscal 2002 were $1,617,024, which was $384,006 (31%) higher than for the three quarters of fiscal 2001. This increase reflects increased costs related to licensing and retained royalties and new client development, principally personnel and related expenses.

     General and administration expenses for the three quarters of fiscal 2002 were $1,098,735, which was $34,177 (3%) lower than in the three quarters of fiscal 2001. Higher corporate legal and recruiting expenses partially offset lower consultants' fees and expenses and directors' stock expense.

    See also the discussion regarding E. L. Specialists, Inc. under financial condition and liquidity below.

     See also the discussions regarding DII and Micro-ASI, Inc. in the third quarter of fiscal 2002 above.

     Interest income of $85,494 for the three quarters of fiscal 2002 was $254,060 (75%) lower than in the three quarters of fiscal 2001. Our average invested balance was approximately 34% lower and our weighted average interest rate was approximately 2.3% per annum compared with approximately 6.1% per annum in the three quarters of fiscal 2001.

     See also the discussion of the Company's net operating and capital loss carryforwards in the third quarter of fiscal 2002 above.

Financial Condition and Liquidity

     At April 30, 2002, cash and cash equivalents of $787,522 were $563,086 (251%) higher than cash and cash equivalents of $224,436 at July 31, 2001. Operating activities used $1,099,848 and investing activities provided $1,662,934 in the three quarters of fiscal 2002.

     In addition, the Company held $2,625,867 in short-term investments at April 30, 2002 compared with $4,793,441 at July 31, 2001. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for the three quarters of fiscal 2002 included non-cash charges of approximately $152,000 for depreciation and amortization, approximately $78,000 for stock compensation, $519,200 of loan impairment loss, $50,000 of investment impairment loss and $21,598 recovery of advances to Micro-ASI, Inc.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $2,185,097 (80%) decrease in royalties receivable, the $640,980 (109%) increase in accounts payable, the $806,561 (44%) decrease in royalties payable and the $688,591 (67%) decrease in accrued professional fees. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. The changes in accounts payable and accrued professional fees were principally related to patent enforcement expenses.

     During the nine months ended April 30, 2002, the Company sold $2,167,574 of short-term investments at book value to support operating and other investing activities described below.

     In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 to E. L. Specialists, Inc. (ELS). As of April 30, 2002, the Company had advanced cash ($956,300) and rendered services ($100,000) totaling $1,056,300 of which $750,000 was in default and the remainder was payable on demand. Interest accrues on the advances at 7% per annum on the first $750,000 and at 10% per annum on the remainder. However, the Company has recognized no interest since March 31, 2001. Security interests in ELS's intellectual property collateralize the Company's loan and $470,000 advanced to ELS by another lender. CTT's advances are convertible into ELS's common stock in certain circumstances, including an ELS financing round in excess of $3,000,000. As of April 30, 2002, CTT classified the advances as noncurrent notes receivable; although they are payable on demand, ELS has been unable to arrange other financial support necessary to continue operating.

    Based on the continuing difficulties in the electronics and wireless markets, ELS's inability to arrange other financial support and the absence of quoted values for ELS's stock, management updated the valuation of its security interest in ELS's intellectual property at the close of each quarter of fiscal 2002. Management considered the timing of CTT's advances, CTT's ability to withstand a prolonged recovery in the electronics and wireless industries and the results of an independent appraiser's valuation of CTT's security interest in ELS's intellectual property. In June 2002, CTT began foreclosure proceedings on its security interest in ELS's intellectual property to recover its advances to ELS. The other ELS lender has told CTT it does not intend to assert a foreclosure claim and CTT believes its security interest in the underlying intellectual property is free and clear of any other claims or liens. In the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. These total charges represent: (a) $244,200 advanced to ELS (of which $111,300 was committed at, but advanced after, January 31, 2002) in excess of the valuation of CTT's security interest in ELS's intellectual property and (b) an estimated additional $275,000 to bring ELS's intellectual property to a licensable state for its principal markets. CTT will reclassify its noncurrent notes receivable from ELS as intangible assets in June 2002 and amortize them appropriately thereafter.

Other Matters

     At April 30, 2002, the Company had no outstanding commitments for capital expenditures other than those discussed above.

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

     The Company is involved in four pending litigation matters, three of which are patent enforcement suits. They are detailed in Note 6 to the accompanying Consolidated Financial Statements. As stated above, we are exploring various arrangements to limit or share our cash requirements for these enforcement actions.

     At April 30, 2002, we had net working capital of $1,242,065, approximately $3,605,000 less than at July 31, 2001. Reclassification of notes receivable from ELS to noncurrent in January 2002 accounted for $650,000 of this reduction. Currently we do not have any outstanding debt or maintain a credit facility.

     Based on our current expectations, we anticipate that currently available funds and expected revenues will be sufficient to finance cash needs at least through fiscal 2003 for our current operating activities and enforcement actions. However, costs of enforcement actions and expansion of our business are subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. Because Statement No. 144 adopts the Statement No. 121 accounting model for the impairment of long-lived assets (which the Company currently uses), the Company does not expect adoption of this standard to have a material effect on its financial condition or results of operations. The Company will adopt this statement on August 1, 2002.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement
No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Statement No. 145 amends Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is not currently involved in any transactions to which Statement No. 145 applies.

Related Party Transactions

     During the nine months ended April 30, 2002 and 2001, CTT incurred charges of approximately $113,000 and $110,000, respectively, for consulting services (including expenses and use taxes) provided by two directors in each period.

     The Company's board of directors has determined that when a director's services are outside the normal duties of a director, generally the Company should compensate the director at the rate of $1,000 per day plus expenses (which is the same amount it pays a director for attending a one-day Board meeting). CTT classifies these amounts as consulting expenses.

                           For the              For the
                        Third Quarter       Three Quarters
                        2002      2001      2002       2001

George C.J. Bigar     $ 46,000  $ 28,000  $107,000   $ 83,000
All directors         $ 48,000  $ 28,000  $113,000   $110,000

     George C. J. Bigar's consulting services (which are being discontinued in the fourth quarter of fiscal 2002) related to the Company's investments and potential investments in development-stage companies. The Company compensated Mr. Bigar at the rate of $8,000 per month except for three months which were at $12,000.

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

     None

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


                                    COMPETITIVE TECHNOLOGIES, INC.
                                    (Registrant)

Date:  June 14, 2002             By: s/ Frank R. McPike, Jr.
                                     Frank R. McPike, Jr.
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Authorized Signer