Form 10-K
period 2002-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2002-10-30
CIK 102198

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON OCTOBER 30, 2002 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended July 31, 2002

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 1-8696

                  COMPETITIVE TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)


    Delaware                                    36-2664428
(State or other jurisdiction of                 I.R.S. Employer
Identification No.)
incorporation or organization)


   1960 Bronson Road
   Fairfield, Connecticut                               06824
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number, including area code:  (203) 255-6044

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

Exhibit Index on sequentially numbered page 68.

             Page 1 of 83 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of October 1, 2002, 6,154,351 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock (disregarding preferred stock, for which there is no public market) held by nonaffiliates of the registrant, based on $2.03 per share, which was the mean between the high and the low price of the registrant's common stock on the American Stock Exchange on such date, was approximately $11,981,000.


                  DOCUMENTS INCORPORATED BY REFERENCE



     Incorporated Document              Location in Form 10-K

     Registrant's definitive proxy      Part III - Items 10,
     statement if filed within 120      11, 12 and 13
     days after the end of the
     fiscal year covered by this
     Form 10-K



                               PART I

Item 1.  Business

                            Introduction

     Competitive Technologies, Inc. (the registrant, we, CTT or the Company), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. We provide technology licensing and commercialization services with respect to a broad range of life, digital, physical, and nano science technologies originally invented by individuals, corporations, research institutions and universities.

     Our goal is to maximize returns on intellectual property by selling, licensing, or otherwise transferring technologies to others. In a few cases, we have enforced our clients' and our patent rights with respect to these technologies or invested in new entities to commercialize certain technologies.

     On October 1, 2002, we employed 13 people (full-time equivalents). Substantially all employees are salaried and none is represented by a labor union.

Technology Licensing Services

     We provide technology licensing and commercialization services with respect to a broad range of life, digital, physical, and nano science technologies invented by individuals, corporations, research institutions, and universities.

     We bridge the gap between conceptualization and commercialization to license useful and innovative technologies to companies that will make and sell products incorporating them. In the future we intend to seek to focus on obtaining lists of technologies that companies want and to fill those technology wish lists. We intend to seek to have an order for a technology that we can match with a technology in our portfolio or one we obtain from another source.

     We also have intellectual property rights available for licensing. We assess the strength of each invention's intellectual property rights and its potential commercial value to focus our efforts and resources on inventions with higher potential for successful commercial exploitation.

     Our life science portfolio includes pharmaceuticals, biotechnologies, and medical devices. We include communications (wireless, optical, broadband, compression, conversion devices and circuits), semiconductors (devices, network integrated circuits and subsystems and micro-electromechanical structures), internet and e-commerce (encryption, security and privacy), infrastructure and consumer electronics technologies in our digital portfolio. Our physical science portfolio targets display, environmental and nanotechnologies and smart/novel materials.

     Our professional staff has diverse technical, intellectual property, legal, financial, market and business experience and training to serve our clients' unique needs. We supplement our professional staff, as needed, with a network of scientific, business, and patent experts. We also have a strategic alliance with Innovation Partners International, k.k., in Osaka, Japan.

     Our clients are inventors and invention owners - individuals, corporations, universities, and research institutions. In the future
our clients may also be those seeking such inventions.   We realize
revenues from technologies primarily by licensing them to obtain license fees and royalty revenues. We also manage the related license agreements and distribute license revenues to their respective owners.

     In our agreements with clients, we specify the particular services we will provide them and how they will compensate us for those services. We tailor each agreement to satisfy the unique needs of each client. Most clients agree to share with us a specific percentage of amounts received from licensing or commercializing technologies. In addition, some clients share expenses of the technology commercialization process.

     The four technologies that produced retained royalties equal to or exceeding 10% of our consolidated revenue during 2002, 2001 or 2000 were gallium arsenide semiconductors, EthyolTM, public key encryption and vitamin B12 assay. Retained royalty revenues from these technologies were approximately:

                                   2002       2001        2000
Gallium arsenide, including
  laser diode                   $1,012,000 $2,190,000  $1,363,000
Ethyol                          $  391,000 $  228,000  $  225,000
Public key encryption                   -- $       --  $  736,375
Vitamin B12 assay               $  264,000 $  417,000  $  381,000

As a percentage of retained royalties, they represented:

                                   2002       2001        2000
Gallium arsenide, including
  laser diode                       39%        60%          35%
Ethyol                              15%         6%           6%
Public key encryption               --         --           19%
Vitamin B12 assay                   10%        11%          10%

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March 1983 to May 1989 and expire from May 2001 to September 2006. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. We have licensed these inventions to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Approximately $417,000, $1,715,000 and $992,000 of retained royalties in fiscal 2002, 2001 and 2000, respectively, were from one U.S. licensee's sales of licensed product; the remaining $595,000, $475,000 and $370,000, respectively, were from several foreign licenses.

     Ethyol is a chemotherapeutic mitigation agent licensed by Southern Research Institute (SRI) exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI pays CTT a share of license income it receives, which payments are limited to $500,000 maximum in any calendar year. According to information reported by MedImmune, U.S. patents for Ethyol expire between July 2012 and April 2019. Since October 2001, when MedImmune began selling Ethyol directly in the United States, the underlying royalty base has been higher than when it sold Ethyol through a distributor. We expect our retained royalties from Ethyol to reach $500,000 per year in fiscal 2003.

     The public key encryption and digital authentication technology was developed by NTRU Cryptosystems, Inc. (NTRU) to secure and verify authenticity in wireless and Internet communications and commercial transactions. NTRU has applied for U.S. patents on this technology and one patent issued in June 2000. In fiscal 2000 we recognized a retained royalty settlement of $736,375 (19% of total retained royalties) for the estimated fair value of the royalty participation we exchanged for 2,945,500 shares of common stock of NTRU valued at $0.25 per share. In addition, we retain a small royalty participation in NTRU's sales of CTT licensed products.

     The improved assay procedure for determining vitamin B12 deficiencies was developed at the University of Colorado. Certain U.S. and foreign licensed vitamin B12 patents expired in April 1998, April 1999, February 2000, May 2001 and April 2002. The remaining vitamin B12 licensed patent will expire in November 2002. We have licensed these assay procedures to Abbott Laboratories, Bayer Corporation, Beckman Instruments, Inc., Bio-Rad Laboratories, Inc., Chiron Diagnostics Corporation, Microgenics, Inc., Roche Diagnostics GmbH and Tosoh Corporation. These assay procedures are in current use according to information received from licensees and other sources.

     Beginning in fiscal 1998, we have pursued a program to license an assay used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine are a primary risk factor for coronary artery disease and a risk factor for strokes and general cardiovascular disease. Our U.S. patent that covers this homocysteine assay expires in 2007. We had ten homocysteine licenses (including one sublicense) throughout fiscal 2002, 2001 and 2000. Homocysteine retained royalties in fiscal 2002, 2001 and 2000 were approximately $171,000, $203,000 and $392,000, respectively. A sublicensee's withholding of royalties on certain tests reduced retained royalties in each of these years. We joined with our licensee in a lawsuit against the sublicensee. In November 2001, a jury confirmed the validity of our patent rights and found that Labcorp willfully infringed them. In December 2001, the Court entered judgment confirming the jury's verdict. We await the judge's final ruling. If it confirms the earlier judgments, we will begin an aggressive campaign to collect royalties that are due. See also Item 3. Legal Proceedings and Note 16 to Consolidated Financial Statements. We cannot predict the timing or amounts of retained royalties we may earn or the timing or costs we may incur in licensing and enforcing the patents for this assay.

     Our foreign operations are limited to royalties received from foreign licensees. See Note 13 to Consolidated Financial Statements.

Investments in and Advances to Development-Stage Companies

     We generally do not finance research and development of technologies. However, in certain instances, in addition to providing other forms of assistance, we have invested in or advanced funds to development-stage companies to exploit specific technologies. Our strategy going forward will not include such investments where we would be a primary or lead investor.

NTRU Cryptosystems, Inc.

     In fiscal 2000, we acquired 3,172,881 shares of NTRU in exchange for reducing our royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. We recorded the exchange of a substantial portion of our royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as a retained royalty settlement of $736,375. In August 2001, we acquired shares of NTRU Series B convertible preferred stock for $100,000 in cash after which we held approximately 7% of NTRU's outstanding common and preferred equity. NTRU's stock is not publicly traded and there is no quoted market price for its stock.
At July 31, 2002 and 2001, CTT's carrying value for this investment was $1,034,381 and $934,381, respectively. CTT accounts for this investment on the cost method.

Micro-ASI, Inc.

     In April 2000, CTT paid $500,000 for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. (Micro-ASI).
In May 2001, CTT advanced $100,000 of secured bridge financing to Micro-ASI. Based on Micro-ASI's bankruptcy filing in August 2001, we determined that our investment in and advance to Micro-ASI were impaired as of July 31, 2001, and recorded a $600,000 impairment charge. During fiscal 2002, we recovered $21,598 of our advance. We cannot predict the timing or amounts of additional potential recoveries; therefore we will record future recoveries, if any, only when we can estimate their timing and amounts.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 ($956,300 in cash and $100,000 in services) to E.
L. Specialists, Inc. (ELS).

    Effective August 5, 2002, CTT sold and transferred all its interests related to ELS to MRM Acquisitions, LLC (MRM) for $200,000 cash. The transferred interests include CTT's notes receivable in the face amount of $1,056,300 (plus interest) from ELS, its related security interest in ELS's intellectual property, all its other interests under agreements in connection with its notes receivable from ELS and CTT's interest in a technology servicing agreement related to ELS's intellectual property.

    In the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. As a result of closing the sale and transfer to MRM, CTT recorded an additional $262,724 impairment loss on loans to ELS in July 2002, bringing the total for the fiscal year ended July 31, 2002 to $781,924. (In addition, CTT previously charged against other revenues from ELS approximately $75,000 deemed uncollectible.) At July 31, 2002, CTT carried its notes receivable from ELS as current assets at $200,000, which it collected from MRM in cash on August 5, 2002.

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


Risk Factors

     We have generated relatively limited income and we experienced operating and net losses in fiscal 2002, 2001 and prior to fiscal 1999. The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2002:


                                2002                2001                2000          1999                1998
Operating income (loss)     $(3,278,885)        $(2,232,361)        $  774,038     $  421,533        $(1,381,903)
Net income (loss)           $(4,016,428)        $(2,500,749)        $1,300,937     $2,919,384        $(1,235,489)
Net cash flow from:
  Operating activities      $(1,666,360)        $  (246,834)        $  458,295     $  626,083        $  (485,035)
  Investing activities      $ 2,192,345         $  (586,941)        $ (993,362)    $ (979,646)       $   600,680
  Financing activities      $        --         $  (658,164)        $1,342,928     $ (361,843)       $  (351,257)
Net increase (decrease)
  in cash and cash
  equivalents               $   525,985         $(1,491,939)        $  807,861     $ (715,406)       $  (235,612)
Net increase (decrease)
  in short-term
  investments               $(2,656,567)        $  (206,613)        $  410,082     $3,612,606        $  (861,213)


     We cannot assure you when, if ever, we will recognize net income again, and it is possible that we could continue to incur losses in the foreseeable future. Our revenues for fiscal 2002 were $2,595,931, which was $1,045,353 (29%) lower than for fiscal 2001.
Revenues from new licenses and developing technologies have not increased sufficiently to offset declining revenues from expiring licenses or mature technologies.

     For fiscal 2002 and 2001, our net losses included $2,132,090 and $2,474,017, respectively, in net patent enforcement expenses. Patent enforcement litigation is expensive but sometimes necessary to obtain the revenues to which we believe we and our clients are entitled. Effective July 23, 2002, we agreed that the University of Illinois, would take the lead and assume the cost of new lead counsel in the
litigation against Fujitsu.  See Item 3. Legal Proceedings.   Before
this agreement, we bore the entire cost of lead counsel in this litigation. We expect this agreement to reduce our net patent enforcement expenses substantially in fiscal 2003. In addition, on October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for approximately $1,600,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, we will reverse approximately $1,600,000 from accounts payable and operating expenses in the first quarter of fiscal 2003.

     In addition, our future revenues and profits or losses depend on certain factors beyond our control, including technological changes and developments, downturns in the economy or the inability of our licensees to successfully commercialize our technologies. Consequently, we may not be able to generate sufficient revenues to be profitable.

Although we expect our available capital to be sufficient to finance our current operating and enforcement activities into fiscal 2004, we cannot be certain that actual results will meet our expectations.

     At July 31, 2002, we had net working capital of $1,140,836, approximately $3,706,000 less than at July 31, 2001. Our accounts payable at July 31, 2002, include approximately $1,600,000 of patent litigation counsel's invoices we will not pay except from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for approximately $1,600,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, we will reverse approximately $1,600,000 from accounts payable and operating expenses in the first quarter of fiscal 2003, thereby reducing the Company's working capital requirements. In addition, as a result of our agreement for the University of Illinois to assume the costs of lead counsel in the litigation against Fujitsu, we expect substantially lower patent enforcement expenses in fiscal 2003.

     Based on our current expectations, including the actions discussed in the preceding paragraph, we anticipate that currently available funds and expected revenues will be sufficient to finance cash needs for our current operating and enforcement activities into fiscal 2004. We are, however, considering opportunities to increase our cash resources. Specifically, we have engaged an investment banking firm to assist us in raising debt and/or equity funds to execute our strategic plan. In addition, we are evaluating an opportunity to monetize a portion of our interest in the Materna judgment prior to its final resolution on appeal. We will carefully evaluate the economic costs and benefits of any transaction of this nature.

     We intend to monitor our operating and enforcement costs closely and reduce them, if necessary, to meet these expectations. However, royalty revenues, costs of enforcement actions and expansion of our business are subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

The AMEX may consider delisting our common stock at the end of fiscal
2003.

     At July 31, 2002, CTT's shareholders' interest was $2,992,643. Under American Stock Exchange (AMEX) listing standards, if CTT sustains a net loss in fiscal 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, the AMEX may consider suspending dealings in or delisting CTT's common stock. In October 2002, CTT engaged investment bankers to assist CTT in raising additional debt or equity funds to execute our strategic plan. In addition, CTT is pursuing additional strategies to leverage its core licensing competencies and generate near-term revenues. We expect the results of these efforts, together with the benefits of our July 23, 2002 agreement with the University of Illinois and our October 28, 2002 agreement with patent litigation counsel discussed above, will keep CTT within the AMEX listing standards, but we cannot assure you that we will achieve our expectations.

Our success depends on our ability to attract and retain key personnel and consultants.

     Our success depends on the knowledge, efforts and abilities of a small number of key personnel. In June 2002, our directors retained Mr. John B. Nano as our President and Chief Executive Officer and elected him to be a director. Simultaneously, they appointed Mr. Frank R. McPike, Jr. as Executive Vice President, and he continues to serve as Chief Financial Officer and a director.

     We also rely on our professional staff and third party consultants to identify intellectual property opportunities and to negotiate and close license agreements. Competition for these personnel is intense and we cannot assure you that we will be able to attract and retain qualified personnel. If we were unable to hire and retain qualified professional staff and consultants, our revenues, prospects, financial condition and future activities could be materially adversely affected.

We are currently involved in lawsuits that have historically involved significant legal expenses. If the courts in these suits decide against us, this could have a materially adverse effect on our business, results of operations and financial condition.

     For a complete description of these lawsuits, see Item 3. Legal
Proceedings.

We receive most of our revenues from licensees over whom we have no control.

     We rely on royalties received from our licensees for most of our revenues. Retained royalties (including retained royalty settlement in fiscal 2000) constituted 99%, 100%, and 96% of our revenues fiscal 2002, 2001 and 2000, respectively. The royalties we receive from our licensees depend on their efforts and expenditures and we have no control over their efforts or expenditures. Additionally, our licensees' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require licensees to advise us of problems they may encounter in attempting to develop commercial products and licensees usually treat such information as confidential. You should expect that licensees will encounter problems frequently. We cannot assure you that our licensees' failure to resolve such problems will not result in a material adverse effect (financial or otherwise) on our operations.

We received 71% of our retained royalties in fiscal 2002 from four technologies.

     In fiscal 2002, approximately $1,838,000 (71%) of our retained royalties were from four technologies: $1,012,000 (39%) from gallium arsenide patents (including a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics); $391,000 (15%) from Ethyol (a chemotherapeutic mitigation agent); $264,000 (10%) from the vitamin B12 assay; and $171,000 (7%) from the homocysteine assay.

     Retained royalties from the gallium arsenide semiconductor inventions (which include laser diode applications) for fiscal 2002 were approximately $1,012,000 compared with approximately $2,190,000 for fiscal 2001, a decline of approximately $1,178,000 (54%). This reflects lower telecom industry sales partially offset by higher DVD product sales. Due to uncertainties in the markets for products using these inventions, we cannot predict whether our royalties (which are based on our licensees' sales of licensed products) will continue to decline or begin to increase, nor can we predict whether, if an increase were to occur, our royalties would return to the 2001 level.

     Royalties from Ethyol in fiscal 2002 increased approximately $163,000 over fiscal 2001. Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. We expect our retained royalties from Ethyol to reach our $500,000 per year maximum in fiscal 2003.

     Our last vitamin B12 assay patent expires in November 2002.
This technology generated a substantial portion of our past retained royalties.

     Retained royalties from homocysteine were also lower than in fiscal 2001. A homocysteine licensee that had been paying certain royalties in fiscal 2001 began withholding those royalties in fiscal 2002, taking a position similar to LabCorp's position. See Item 3. Legal Proceedings. We believe that the December 2001 judgment of the U.S. District Court for the District of Colorado confirms that our patent rights are valid. We await the judge's final ruling. Based on that judgment, we believe that we are entitled to royalties on all homocysteine assays performed by our licensees. However, there can be no assurance that we will ultimately prevail.

Our licensees, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially.

     Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (FDA). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product and therefore we will not receive royalty income based on sales of the product.

If our clients and we are unable to protect the intellectual property underlying our licenses or to enforce our patents adequately, we may be unable to exploit such licensed patents or technologies successfully.

     Our success in earning revenues from licenses is subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that competitors may circumvent our licensed patents and thereby render our licensed patents uncommercial. In addition, when all patents underlying a license expire, our royalties from that license will cease, and there can be no assurance that we will be able to replace those royalties with royalty revenues from other licenses.

Certain of our licensed patents have recently expired or will expire in the near future and we may not be able to replace their royalty revenues.

     In fiscal 2002 we received royalties from licenses on thirty-two
(32) patented technologies. We expect royalties from twelve (12) of those patented technologies to expire in the next five years. Those patented technologies represented approximately 58% of our retained royalty revenue in fiscal 2002. Of our fiscal 2002 revenues, patents covering technologies representing approximately 1%, 13%, 28%, less than 1% and 15% expire in fiscal 2003, 2004, 2005, 2006 and 2007, respectively. Loss of these royalties may adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources.

Patent litigation has increased; it can be expensive and may delay or prevent our licensees' products from entering the market.

     Our clients and/or we are pursuing patent infringement litigation or interference proceedings against sellers of products that we believe infringe our patent rights. See Item 3. Legal Proceedings. Holders of conflicting patents or sellers of competing products may also challenge our patents in patent infringement litigation or interference proceedings.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in the litigation against Fujitsu and assume the cost of new lead counsel. Before this agreement, CTT bore the entire costs of lead counsel fees in this litigation. CTT retains its economic interest in its potential favorable outcome. See Risk Factors above and Note 18 to Consolidated Financial Statements.

     We cannot assure you that our clients and we will be successful in any such litigation or proceeding, and the results and costs of such litigation or proceeding may materially adversely affect our business, operating results and financial condition.

In the markets for our licensees' products, technology can change rapidly and industry standards are continually evolving. This often makes products obsolete or results in short product lifecycles. Our profitability depends on our licensees' ability to adapt to such changes.

     Therefore, our profitability will depend in large part on our clients', our licensees' and our abilities to:

     -  introduce products in a timely manner;
     -  maintain a pipeline of new technologies;
     -  enhance and improve existing products continually;
     -  maintain development capabilities;
     - anticipate or adapt to technological changes and advances in relevant industries; and
     - ensure continuing compatibility with evolving industry standards.

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

     Our success will depend upon, among other things, products meeting targeted cost and performance objectives for large-scale production, our licensees' ability to adapt technologies to satisfy industry standards, satisfy consumer expectations and needs and bring their products to market before it is saturated. They may encounter unanticipated technical or other problems that result in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable and competitive. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from such new products.

Strong competition within our industry may reduce our client base.

     We compete with universities, law firms, venture capital firms and other technology commercialization firms for technology licensing opportunities. There are more than 140 organizations that offer some aspect of technology transfer services. This market is highly fragmented and participants are frequently focused on a specific technology area. Some of our competitors are well established and have more financial and human resources than we do.

We depend on our relationships with inventors to gain access to new technologies and inventions. If we fail to maintain existing relationships or to develop new relationships, we may reduce the number of technologies and inventions available to generate revenues.

     We do not invent new technologies and products ourselves. We depend on relationships with universities, corporations, governmental agencies, research institutions, inventors, and others to provide us technology-based opportunities we can develop into profitable royalty-bearing licenses. Our failure to maintain our relationships with them or to develop new relationships could adversely affect our business, operating results and financial condition. If we are unable to forge new relationships or to maintain our current relationships, we may be unable to identify new technology-based opportunities.

     Further, we cannot be certain that our current or new relationships will provide the volume or quality of available new technologies necessary to sustain our business. In some cases, universities and other sources of new technologies seek to develop and commercialize these technologies themselves or through entities they develop, finance and/or control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources to whom we can market our services. If we are unable to secure new sources of technology, this could have a material adverse effect on our business, operating results and financial condition.

Our $1,034,381 investment in NTRU and $733,246 net intangible assets acquired comprise 16% and 11%, respectively of our total assets.
Future events related to these assets may generate charges to earnings and adversely affect our financial condition.

     We regularly review our carrying values for these assets for potential impairment.

     If NTRU, which is a development-stage entity, were unable to achieve sufficient market penetration and revenues, its potential value in a sale or initial public offering could be diminished and our investment could be impaired. Our investment is not readily transferable and our opportunities to liquidate it are limited. In that case we would recognize an impairment charge to reduce our carrying value to the fair value of our investment in NTRU.

     Likewise, if our acquired intangible assets (principally patents and licensed patents) were to stop producing revenues or no longer be expected to generate revenues, we could incur an impairment charge.

     If either of these assets were to become entirely worthless, the charge to earnings would be its entire carrying value at that time, which could adversely affect our net income and financial condition. However, it would not reduce our cash balance.

We have not paid dividends and do not expect to pay dividends on our common stock in the foreseeable future.

     Since 1981, we have not paid cash dividends on our common stock and we do not expect to declare or pay cash dividends in the foreseeable future.

Item 2. Properties

     Our principal executive office is approximately 9,000 square feet of leased space in an office building in Fairfield, Connecticut. The office lease expires December 31, 2006, and provides for annual base rent of $225,000. We have an option to renew the lease through December 31, 2011. We believe that our facilities are adequate for our current and near-term operations.

Item 3. Legal Proceedings

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America and Fujitsu Microelectronics, Inc. (Fujitsu) under Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat and plasma display panels. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001.

     Coincident with filing its ITC complaint, CTT and the University of Illinois also filed a complaint, which was subsequently stayed, against Fujitsu and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (damages for past infringing sales and possibly damages for willfulness) which are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. The trial in this case is currently scheduled for October 2003.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, CTT bore the entire costs of lead counsel fees in this litigation. CTT retains its economic interest in its potential favorable outcome.

     In September 2001, Fujitsu filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware. This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Central District of Illinois (now in the Northern District of California). The Delaware District Court dismissed this action at the request of Fujitsu who subsequently re-instituted the case in the Northern District of California.

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

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has recorded no potential judgment proceeds in its financial statements to date.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company (a subsidiary of Wyeth), defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share 18.2% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit.

     On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. On August 13, 2002, the District Court judge awarded approximately $54 million, plus certain interest from January 1, 2002, to the plaintiffs. If this judgment becomes final, CTT's share would be approximately $6 million plus its proportionate share of interest.

     Since the defendant may appeal this judgment and posted a $59 million bond to be able to appeal it, CTT is unable to predict when this lawsuit will finally be settled or when it will receive its share of damages finally awarded, if any. CTT has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989 University Optical Products Co. (UOP), a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, OALP. Unilens made no payments in fiscal 2002, 2001 or 2000.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc.
(GTM), University Optical Products Co., the Company, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the Company, sold substantially all the assets of OALP to Unilens Corp. USA and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Based upon all the facts available, management believes that the claims asserted in the suit are without merit, and the Company has vigorously defended against plaintiffs' claims. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal, but plaintiffs objected. There has been no further action and no final order has yet been entered. Through July 31, 2002, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT recognized other expenses from continuing operations of $399, $52,460 and $269 in 2002, 2001 and 2000, respectively, for legal expenses related to this suit.

SEC Investigation

     By letter of May 17, 2001, CTT received a subpoena from the Securities and Exchange Commission (SEC) seeking certain documents in connection with the SEC's private investigation captioned "In the Matter of Trading in the Securities of Competitive Technologies, Inc." In June 2001, CTT complied with the subpoena by producing the called for records. By letter of October 24, 2002, Frank R. McPike, Jr., CTT's Executive Vice President, Chief Financial Officer and a director, received a subpoena from the SEC seeking additional documents from July 1, 1998 to date in connection with the investigation and setting a November 2002 date for Mr. McPike to testify before officers of the SEC. CTT is aware of other parties, including its director Samuel M. Fodale, who have received SEC subpoenas. According to SEC court filings, the documents sought from Mr. Fodale were in connection with its investigation to determine whether a former registered representative in the Hyannis, Massachusetts office of a brokerage firm and/or others may have violated anti-fraud provisions of the securities laws by effecting manipulative transactions in the securities of CTT that affected its price and market from at least October 1, 1999 to at least October 31, 2000. The SEC is apparently also investigating whether the brokerage firm and certain persons associated with it may have failed to reasonably supervise with a view to preventing violations of the Securities Act of 1933. Based on the information available to us at the time of preparing this Form 10-K, we believe that neither CTT nor Messrs. McPike or Fodale is a target in this investigation. CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced unless it shall ultimately be determined that he is entitled to be indemnified by CTT as authorized by Article IV. As of October 25, 2002, the Company has advanced $40,000 for Mr. Fodale pursuant to this agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     None
                               PART II

Item 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters

     (a) Market information. The Company's common stock is listed on the American Stock Exchange. The following table sets forth the high and low sales prices as reported by the American Stock Exchange for the periods indicated.

     Fiscal Year Ended July 31, 2002         High      Low

          First Quarter                      6.25      2.60
          Second Quarter                     4.45      2.30
          Third Quarter                      3.60      2.37
          Fourth Quarter                     3.00      1.82

     Fiscal Year Ended July 31, 2001         High      Low

          First Quarter                      9.69      6.25
          Second Quarter                     9.13      5.38
          Third Quarter                      8.60      6.37
          Fourth Quarter                     7.85      5.00


     (b) Holders. At October 1, 2002 there were approximately 700 holders of record of the Company's common stock.

     (c) Dividends. No cash dividends were declared on the Company's common stock during the last two fiscal years.

     (d) Securities authorized for issuance under equity compensation plans. The following table sets forth information about the Company's equity compensation plans as of July 31, 2002.

                Equity Compensation Plan Information

                  (a)              (b)                     (c)
                                                       Number of
                                                       securities
                                                       remaining
               Number of                               available for
               securities to                           future issuance
               be issued                               under equity
               upon                                    compensation
               exercise of    Weighted-average         plans
               outstanding    exercise price of        (excluding
               options,       outstanding              securities
               warrants and   options, warrants        reflected in
Plan category  rights         and rights               column (a))

Equity
compensation
plans approved
by security
holders          937,767          $ 5.43                352,831

Equity
compensation
plans not
approved by
security
holders            2,500 (1)      $11.09                  8,848

TOTAL

(1) Common Stock Warrants. From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. These warrants expired unexercised in August 2002.



                         COMPETITIVE TECHNOLOGIES, INC.
                         Selected Financial Data (1) (4)
                           For the years ended July 31



Item 6.  Selected Financial Data

                                        2002          2001         2000        1999            1998
Retained royalties                  $ 2,570,931   $ 3,637,764  $ 3,202,194   $ 3,463,176   $ 2,400,534
Retained royalty settlement                  --            --      736,375            --            --
Other revenues                           25,000         3,520      174,298       176,148       211,300
       Total revenues               $ 2,595,931   $ 3,641,284  $ 4,112,867   $ 3,639,324   $ 2,611,834
Operating income (loss) (2)         $(3,278,885)  $(2,232,361) $   774,038   $   421,533   $(1,381,903)

Net income (loss) (3)               $(4,016,428)  $(2,500,749) $ 1,300,937   $ 2,919,384   $(1,235,489)

Net income (loss) per share:
  basic and diluted                 $     (0.65)  $     (0.41) $      0.21   $      0.49   $     (0.21)

Weighted average number of common
  shares outstanding:
    Basic                             6,148,022     6,135,486    6,079,211     5,982,112     5,969,434
    Diluted                           6,148,022     6,135,486    6,187,407     6,009,701     5,969,434

At year end:
Cash, cash equivalents and
  short-term investments            $ 2,887,295   $ 5,017,877  $ 6,716,429   $ 5,498,486   $ 2,634,618
Total assets                        $ 6,399,783   $10,640,873  $12,093,965   $ 8,959,021   $ 6,301,864
Long-term obligations               $        --   $        --  $        --   $        --   $        --
Shareholders' interest              $ 2,992,643   $ 6,967,746  $ 9,928,112   $ 7,180,286   $ 4,172,413

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Includes approximately $1,600,000 in 2002 that we will reverse in the first quarter of fiscal 2003. See Note 18 to Consolidated Financial Statements.

(3) Includes $781,924 loan impairment loss on E. L. Specialists, Inc. in 2002, $600,000 investment and loan impairment loss on Micro-ASI, Inc. in 2001 and $2,313,227 gain on sale of investment in NovaNET Learning, Inc. in 1999.

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

          In limited instances, we enter into milestone billing arrangements, which we evaluate on a case-by-case basis. In these arrangements, we generally defer upfront fees and recognize the related revenue and other services revenue as earned over the entire arrangement.

Impairment of Intangible Assets and Long-Term Investments

     We review intangible assets and investments in equity securities that do not have readily determinable fair values for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize an impairment loss measured by the amount the asset's carrying value exceeds its fair value and re-evaluate the remaining useful life of the asset. If a quoted market price is available for the asset or a similar asset, we use it in determining fair value. If not, we determine fair value as the present value of estimated cash flows based on reasonable and supportable assumptions.

     We applied this policy to our $500,000 investment in and $100,000 advance to Micro-ASI, Inc. and recorded a $600,000 impairment charge in fiscal 2001. In fiscal 2002, we recorded a $21,598 recovery of our advance. We cannot predict the timing or amounts of potential additional recoveries; therefore we will record further recoveries, if any, when we can estimate their timing and amounts.

     We also applied this policy to our $50,000 investment of services in Digital Ink, Inc. We discuss this application in results of operations for fiscal 2002 below.

     We regularly apply this policy to our equity investments in privately held companies (principally $1,034,381 in NTRU Cryptosystems, Inc. at July 31, 2002). We consider the investee's financial health (including cash position), business outlook (including product stage and viability to continue operations), recent funding activities, and business plan (including historical and forecast financial information). In the future, we could be required to write down our investments because of adverse changes in these or other factors. These investments are not readily transferable and our opportunities to liquidate them are limited and subject to many factors beyond our control, including circumstances internal to the investee and broader economic conditions.

     We also apply this policy to all acquired intangible assets. At July 31, 2002, certain of our acquired licenses stopped producing revenues and certain of our acquired patents are no longer expected to generate revenues in the future. For each technology, we compared the estimated future revenues with the carrying value at July 31, 2002. For those technologies with a carrying value greater than estimated future revenues, we recorded total impairment charges of $156,080 in other costs of technology management services in fiscal 2002.

    After recording this impairment charge, we also reviewed the estimated useful lives of the remaining intangible assets. As a result, we reduced the average remaining useful life from 7 to approximately 5 years and expect to record amortization expense of approximately $156,000 for fiscal 2003, compared with $138,672 for each fiscal year ending July 31, 2002, 2001 and 2000.

Impairment of Loans

     We review loans for impairment when events or changes in circumstances indicate that the carrying amount of the loan may not be recoverable. We determine the present value of expected future cash flows under the loan (discounted at the loan's effective interest rate) or the fair value of the collateral if the loan is collateral dependent. If the fair value of the loan is less than its carrying amount, we recognize an impairment loss based on the fair value of the loan. This policy is consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of Statements No. 5 and 15."

     We applied this policy to our $1,056,300 of notes receivable from E. L. Specialists, Inc. (ELS). We discuss the results of this application more fully below.


Results of Operations - 2002 vs. 2001

     Our total revenues for fiscal 2002 were $2,595,931, which was $1,045,353 (29%) lower than for fiscal 2001.

     For fiscal 2002, retained royalties were $2,570,931, which was $1,066,833 (29%) lower than for fiscal 2001. In fiscal 2002, approximately $1,838,000 (71%) of our retained royalties were from four technologies: $1,012,000 (39%) from gallium arsenide patents (including a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics); $391,000 (15%) from EthyolTM (a chemotherapeutic mitigation agent); $264,000 (10%) from the vitamin B12 assay; and $171,000 (7%) from the homocysteine assay.

     Retained royalties from the gallium arsenide semiconductor inventions (which include laser diode applications) for fiscal 2002 were approximately $1,012,000 compared with approximately $2,190,000 for fiscal 2001, a decline of approximately $1,178,000 (54%). This reflects lower telecom industry sales partially offset by higher DVD product sales. Due to uncertainties in the markets for products using these inventions, we cannot predict whether our royalties (which are based on our licensees' sales of licensed products) will continue to decline or begin to increase, nor can we predict whether, if an increase were to occur, our royalties would return to the 2001 level. Most of our royalties from these inventions are reported semi-annually in the second and fourth fiscal quarters.

     Retained royalties were also lower because a licensee (which had previously been paying $100,000 minimum pre-market annual retained royalties in prior fiscal years) terminated its license and therefore paid no minimum in fiscal 2002. Also lower were retained royalties from homocysteine and expiring vitamin B12 assay patents (our last vitamin B12 assay patent expires in November
2002). A homocysteine licensee that had been paying certain royalties in fiscal 2001 began withholding those royalties in fiscal 2002, taking a position similar to LabCorp's position. We believe that the December 2001 judgment of the U.S. District Court for the District of Colorado confirms that our patent rights are valid. Based on that judgment, we believe that we are entitled to royalties on all homocysteine assays performed by our licensees. However, there can be no assurance that we will ultimately prevail.

     Retained royalty increases from other technologies partially offset these reductions. Royalties from Ethyol in fiscal 2002 increased approximately $163,000 over fiscal 2001. Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. We expect our retained royalties from Ethyol to reach our $500,000 per year maximum in fiscal 2003. Other increases included higher minimum royalties on licenses of our sunless tanning technology and a treatment for sexual dysfunction, one-time royalties from a Retin-ATM royalty audit and earned royalties from a new license in 2002.

     Licensees of our endoscopic ligator have withheld royalties since the third quarter of fiscal 2000. (Our retained royalties from the endoscopic ligator were approximately $138,000 for fiscal 2000.) We believe we are entitled to all withheld and future royalties for use of our patented technology. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology. We believe that a 2002 Supreme Court decision voids our licensees' arguments that their products are not using our patented technology. This decision upheld earlier decisions that a patent's scope is not limited to its literal terms, but embraces all equivalents to the claims described and puts the burden of proof on the patentee to show that the equivalents at issue have not been surrendered. According to patent law, an equivalent uses substantially the same invention in substantially the same way to achieve substantially the same result. We continue to pursue collection of these royalties through non-judicial means.

     Other changes in retained royalty revenues reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its second and fourth fiscal quarters have been higher than in its first and third fiscal quarters.

     Total operating expenses for fiscal 2002 were $5,874,816 compared with $5,873,645 in fiscal 2001. While personnel, recruiting and corporate legal expenses were higher in fiscal 2002, patent enforcement (net of reimbursements) and consultants' fees and expenses were lower. Intangible asset impairment charges were approximately $156,000 in fiscal 2002.

     In fiscal 2002 we employed 13 people (full-time equivalents) compared with 11 in fiscal 2001. We hired John B. Nano as our President and Chief Executive Officer in June 2002, increased our professional staff and reduced consultants compared with fiscal 2001. Recruiting expenses in fiscal 2002 (to search for a new President and Chief Executive Officer) were higher than those for professional staff hired in fiscal 2001. Corporate legal expenses were higher due in part to legal expenses related to an SEC investigation, including those of a director (Samuel M. Fodale) pursuant to our June 13, 2001 legal expense reimbursement agreement (see Exhibit 10.16 to our Annual Report on Form 10-K for the year ended July 31, 2001) and increased legal services related to certain contractual matters with a client.

     Patent enforcement expenses, net of reimbursements, in fiscal 2002 were $341,927 (14%) lower than in fiscal 2001. Patent enforcement expenses are principally for outside litigation counsels' services in the three patent litigations (Fujitsu, LabCorp and MaternaTM, two of which were active in fiscal 2002) in which our clients and/or we have sued to enforce their and our patent rights. The level of activity in these two cases was lower in fiscal 2002 than in fiscal 2001. We have included details of progress and status in these three cases in Note 16 to Consolidated Financial Statements.

     Effective July 23, 2002, we agreed with the University of Illinois, our client, that the University would take the lead and assume the cost of new lead counsel in the litigation against Fujitsu. Before this agreement, CTT bore the entire costs of lead counsel in this litigation. We expect this agreement to reduce our net patent enforcement expenses substantially in fiscal 2003. CTT retains its economic interest in the potential favorable outcome of this case.

     On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for approximately $1,600,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Since patent litigation counsel had not agreed to these revised payment terms at July 31, 2002, our accounts payable at July 31, 2002, included these invoices. Accordingly, we will reverse approximately $1,600,000 from accounts payable and operating expenses in the first quarter of fiscal 2003.

     In fiscal 2002 we paid a client $201,058 as reimbursement of certain of our previously deducted patent enforcement expenses. We included this charge in patent enforcement expenses. If and when the related enforcement action is settled, we are entitled to reimbursement of these and additional litigation expenses we have then incurred from any recovery we receive as a result of the litigation and from subsequent income from the related patents.

     Other costs of technology management services for fiscal 2002 were $2,290,952, which was $384,499 (20%) higher than for fiscal 2001. This increase reflects increased costs related to licensing and retained royalties and new client development, principally personnel and related expenses. It also includes approximately $156,000 of intangible asset impairment charges in fiscal 2002 (see
Note 7 to Consolidated Financial Statements). We have reclassified consulting expenses directly related to technology management from general and administration expenses in fiscal 2001 to conform to the classification in fiscal 2002.

     General and administration expenses for fiscal 2002 were $1,451,774, which was $41,401 (3%) lower than in fiscal 2001.
Higher corporate legal and recruiting expenses partially offset lower consultants' fees and expenses.

Other income (loss), net

    Effective August 5, 2002, CTT sold and transferred all its interests related to E. L. Specialists, Inc. to MRM Acquisitions, LLC for $200,000 cash. As a result of this transaction, CTT wrote down its $1,056,300 notes receivable from ELS to their fair value of $200,000, which it collected on August 5, 2002. In fiscal 2002 CTT incurred a total $781,924 impairment loss on loans to ELS ($519,200 and $262,724 in the second and fourth quarters, respectively,) and charged against other revenues approximately $75,000 deemed uncollectible (see Note 3 to Consolidated Financial Statements).

     Because of Digital Ink, Inc.'s (DII) inability to arrange financial support to continue its operations, CTT recorded an impairment loss of $50,000 to write off 100% of our equity investment in DII in the third quarter of fiscal 2002. In fiscal 1999 and 2000, CTT provided patenting, marketing and accounting services in exchange for its $50,000 equity in DII.

     In the third quarter of fiscal 2002, CTT recorded a recovery of $21,598 of its secured bridge financing advances to Micro-ASI, Inc. At July 31, 2001, CTT reduced its carrying value for all its investments and advances to Micro-ASI to zero because of Micro-ASI's bankruptcy filing in August 2001. We are unable to predict the timing or amount of CTT's potential future recoveries of its advances to Micro-ASI, if any (see Note 3 to Consolidated Financial Statements).

     Interest income of $97,335 for fiscal 2002 was $302,719 (76%) lower than in fiscal 2001. Our average invested balance was approximately 37% lower and our weighted average interest rate was approximately 2.2% per annum compared with approximately 5.6% per annum in fiscal 2001.

    Other expenses in fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. See Note 16 to Consolidated Financial Statements.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes. See Note 9 to Consolidated Financial Statements.

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

    Retained royalties in fiscal 2000 included approximately $168,000 for a homocysteine licensee's increase in its previously estimated royalties for 1995 through 1999. Homocysteine retained royalties in both fiscal years were reduced by a sublicensee's withholding royalties on certain tests. The Company has joined with its licensee in a lawsuit against the sublicensee as detailed in Note 16 to Consolidated Financial Statements.

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

    Other revenues under fee-for-service contracts for fiscal 2001 were $170,778 lower than in fiscal 2000. Many of these contracts were one-time arrangements unique to a particular client at a particular time.

    Total operating expenses for fiscal 2001 were $5,873,645 compared with $3,338,829 for fiscal 2000. Patent enforcement expenses (net of reimbursements), recruiting fees (in connection with hiring additional technology commercialization professionals) and consultants' fees and expenses increased more than personnel and related expenses declined. We employed 11 people (full-time equivalents) in fiscal 2001 compared with 13 people (full-time equivalents) in fiscal 2000. We supplemented our full-time staff with consultants in certain matters.

    Patent enforcement expenses, net of reimbursements, were $2,316,558 higher in fiscal 2001 than in fiscal 2000. These costs exclude personnel costs related to our enforcement activities, which are included in other costs of technology management services discussed below. We were involved in three litigations (Fujitsu, LabCorp and Materna) in which our clients and/or we sued to enforce our patent rights.

    Other costs of technology management services were $1,906,453 in fiscal 2001 and $1,904,819 in fiscal 2000. We have reclassified consulting expenses directly related to technology management from general and administration expenses in fiscal 2001 and 2000 to conform to the classification in fiscal 2002. Increases in costs related to licensing and retained royalties and new client development were partially offset by a reduction in costs related to fee-for-service contracts.

    General and administration expenses for fiscal 2001 were $216,624 (17%) higher than in fiscal 2000. Increases in recruiting fees and consultants' fees and expenses (related to potential acquisitions we considered but did not consummate) more than offset reductions in personnel and related expenses.

    Interest income of $400,054 for fiscal 2001 was $26,847 (7%)
higher than in fiscal 2000. Our average invested balances were 8% higher and our weighted average interest rate was approximately the same as in fiscal 2000.

    During fiscal 2000, CTT sold available-for-sale securities and realized gains of $90,238 that were included in other income.
There were no such sales in fiscal 2001.


Financial Condition and Liquidity

     At July 31, 2002, cash and cash equivalents of $750,421 were $525,985 higher than cash and cash equivalents of $224,436 at July 31, 2001. Operating activities used $1,666,360 and investing activities provided $2,192,345 in fiscal 2002.

     In addition, the Company held $2,136,874 in short-term investments at July 31, 2002 compared with $4,793,441 at July 31,
2001. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for fiscal 2002 included non-cash charges of approximately $1,281,000 comprising approximately $194,000 for depreciation and amortization, approximately $121,000 for stock compensation, approximately $156,000 of intangible asset impairment, $781,924 of loan impairment loss, $50,000 of investment impairment loss, and $21,598 recovery of advances to Micro-ASI, Inc.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $1,572,543 (58%) decrease in royalties receivable, the $1,140,271 (195%) increase in accounts payable, the $543,826 (29%) decrease in royalties payable and the $959,765 (94%) decrease in accrued professional fees. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments. The changes in accounts payable and accrued professional fees were principally related to patent enforcement expenses.

     During fiscal 2002, the Company sold $2,656,567 of short-term investments at book value to support operating and other investing activities described below.

     In August 2001, CTT acquired shares of NTRU Series B convertible preferred stock for $100,000 in cash as part of a $26.1 million financing round. After this round of financing, CTT held approximately 7% of NTRU's outstanding combined preferred and common equity.

     At various times between August 1, 2001 and April 30, 2002, CTT loaned additional amounts totaling $306,300 in cash and $100,000 in services to ELS under bridge financing agreements which increased the loans outstanding to $1,056,300. After recording a loan impairment loss of $781,924 against its notes receivable from ELS, on July 31, 2002 CTT carried the notes as current assets at $200,000, which it collected on August 5, 2002. Our strategy going forward will not include such investments where we would be a primary or lead investor.

     At July 31, 2002, the Company had no outstanding commitments for capital expenditures and no outstanding debt or available credit facility.

     At July 31, 2002, we had net working capital of $1,140,836, approximately $3,706,000 less than at July 31, 2001. Our accounts payable at July 31, 2002, include approximately $1,600,000 of patent litigation counsel's invoices we will not pay except from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for approximately $1,600,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, we will reverse approximately $1,600,000 from accounts payable and operating expenses in the first quarter of fiscal 2003, thereby reducing the Company's working capital requirements. In addition, as a result of our agreement for the University of Illinois to assume the costs of lead counsel in the litigation against Fujitsu, we expect substantially lower patent enforcement expenses in fiscal 2003.

     Based on our current expectations, including the actions discussed in the preceding paragraph, we anticipate that currently available funds and expected revenues will be sufficient to finance cash needs for our current operating and enforcement activities into fiscal 2004. We are, however, considering opportunities to increase our cash resources. Specifically, we have engaged an investment banking firm to assist us in raising debt and/or equity funds to execute our strategic plan. In addition, we are evaluating an opportunity to monetize a portion of our interest in the Materna judgment prior to its final resolution on appeal. We will carefully evaluate the economic costs and benefits of any transaction of this nature.

     We intend to monitor our operating and enforcement costs closely and reduce them, if necessary, to meet these expectations. However, royalty revenues, costs of enforcement actions and expansion of our business are subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, there can be no assurance that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

     At July 31, 2002, CTT's shareholders' interest was $2,992,643. Under American Stock Exchange (AMEX) listing standards, if CTT sustains a net loss in fiscal 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, the AMEX may consider suspending dealings in or delisting CTT's common stock. In October 2002, we engaged investment bankers to assist us in raising additional debt or equity funds to execute our strategic plan. In addition, we are pursuing additional strategies to leverage our core licensing competencies and generate near-term revenues. We expect the results of these efforts, together with the benefits of our July 23, 2002 agreement with the University of Illinois and our October 28, 2002 agreement with patent litigation counsel discussed above, to keep CTT within the AMEX listing standards, but we cannot assure you that we will achieve our expectations.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company is involved in four pending litigation matters, three of which are patent enforcement suits. They are detailed in
Note 16 to the accompanying Consolidated Financial Statements.

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. Because Statement No. 144 adopts the Statement No. 121 accounting model for the impairment of long-lived assets (which the Company currently follows), the Company does not expect adoption of this standard to have a material effect on its financial condition or results of operations. The Company will adopt this statement on August 1, 2002.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers."
Statement No. 145 amends Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect adoption of Statement No. 145 to have a material effect on its financial condition or results of operations.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.

Related Party Transactions

     During fiscal 2002, 2001 and 2000, CTT incurred charges for consulting services (including expenses and use taxes) provided by two directors in each period. During fiscal 2000, CTT earned approximately $10,000 performing services for a company of which another director is president.

     Historically, the Company's board of directors has determined that when a director's services are outside the normal duties of a director, generally the Company should compensate the director at the rate of $1,000 per day plus expenses (which is the same amount it pays a director for attending a one-day Board meeting). CTT classifies these amounts as consulting expenses.

                                 For the years ended July 31,
                                  2002      2001       2000

George C. J. Bigar              $117,000  $118,000   $111,000
All directors                   $124,000  $146,000   $133,000

     George C. J. Bigar's consulting services (which were discontinued in June 2002) related to the Company's investments and potential investments in development-stage companies. The Company compensated Mr. Bigar at the rate of $8,000 per month except for three months, which were at $12,000.

Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 2002 under the caption "Risk Factors," and other factors that may be described in the Company's other filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Report of Independent Accountants                              34

Consolidated Balance Sheets                                    35

Consolidated Statements of Operations                          36

Consolidated Statements of Changes
  in Shareholders' Interest                                    37

Consolidated Statements of Cash Flows                       38-39

Notes to Consolidated Financial Statements                  40-59



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Competitive Technologies, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing on page 33 present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and its Subsidiaries (the "Company") at July 31, 2002 and July 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
October 28, 2002




              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2002 and 2001



                                                 2002           2001
ASSETS

Current assets:
  Cash and cash equivalents                   $   750,421   $    224,436
  Short-term investments                        2,136,874      4,793,441
  Accounts receivable                           1,199,483      2,782,276
  Notes receivable - E.L. Specialists, Inc.       200,000        650,000
  Prepaid expenses and other current assets       261,198         70,044
    Total current assets                        4,547,976      8,520,197

Property and equipment, at cost, net               42,877         66,994
Investments, at cost                            1,075,684      1,025,684
Intangible assets acquired, net                   733,246      1,027,998
    TOTAL ASSETS                              $ 6,399,783   $ 10,640,873


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $3,876
    payable to related parties in 2001        $ 1,726,237   $    585,966
  Accrued liabilities                           1,680,903      3,087,161
    Total current liabilities                   3,407,140      3,673,127

Commitments and contingencies                          --             --

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427 shares
    issued and outstanding                         60,675         60,675
  Common stock, $.01 par value; 20,000,000
    shares authorized; 6,190,785 shares
    issued in 2002 and 2001 and 6,154,351
    and 6,139,351 shares outstanding in
    2002 and 2001, respectively                    61,907         61,907
  Capital in excess of par value               26,893,287     26,975,178
  Treasury stock, at cost; 36,434 and
    51,434 shares in 2002 and 2001,
    respectively                                 (258,037)      (381,253)
  Accumulated deficit                         (23,765,189)   (19,748,761)

    Total shareholders' interest                2,992,643      6,967,746

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $ 6,399,783   $ 10,640,873


                          See accompanying notes




              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 2002, 2001 and 2000



                                       2002         2001          2000
Revenues:
  Retained royalties               $ 2,570,931  $ 3,637,764   $ 3,202,194
  Retained royalty settlement               --           --       736,375
  Other revenues, including $9,925
    from related parties in 2000        25,000        3,520       174,298
                                     2,595,931    3,641,284     4,112,867

Patent enforcement expenses, net of
  reimbursements                     2,132,090    2,474,017       157,459
Other costs of technology management
  services                           2,290,952    1,906,453     1,904,819
General and administration expenses,
  of which $124,073, $145,673 and
  $132,806 were paid to related
  parties in 2002, 2001 and 2000,
  respectively                       1,451,774    1,493,175     1,276,551
                                     5,874,816    5,873,645     3,338,829

Operating income (loss)             (3,278,885)  (2,232,361)      774,038

Other income (loss), net              (737,543)    (268,388)      526,899

Net income (loss)                   (4,016,428)  (2,500,749)    1,300,937

Other comprehensive income                  --           --        15,625

Comprehensive income (loss)        $(4,016,428) $(2,500,749)  $ 1,316,562

Net income (loss) per share:
  Basic and diluted                $     (0.65) $     (0.41)  $      0.21

Weighted average number of common
  shares outstanding:
    Basic                            6,148,022    6,135,486     6,079,211
    Diluted                          6,148,022    6,135,486     6,187,407



                          See accompanying notes



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest
                For the years ended July 31, 2002, 2001 and 2000


                                                                                                         Accumulated
                                Preferred Stock                                                          Other
                               Shares             Common Stock        Capital in                         Comprehensive
                             issued and           Shares              excess of       Treasury Stock     Income        Accumulated
                             outstanding  Amount  issued     Amount   par value   Shares held    Amount  (Loss)        Deficit
Balance - July 31, 1999        2,427     $60,675  6,003,193  $60,032  $25,625,072     (81)   $    (919)  $  (15,625)  $(18,548,949)
  Exercise of common
    stock options. . . . .                          187,425    1,873    1,462,744  43,598      254,856
  Tender of common stock
    as payment
    for exercise of common
    stock options. . . . .                                                         (7,599)    (100,000)
  Stock issued under 1996
    Directors' Stock
    Participation Plan . .                                                 (6,004)  9,375       55,340
  Stock issued under
    Employees' Common
    Stock Retirement Plan.                              167        2      (28,270)  4,107       67,268
  Other comprehensive
    income:
    Net unrealized holding
      gains (losses) on
      available-for-sale
      securities . . . . .                                                                                  105,863
    Reclassification
      adjustment for
      realized gains included
      in net income (loss).                                                                                 (90,238)
  Purchase of treasury
     stock. . . . . . . . .                                                       (49,400)    (276,545)
  Net income. . . . . . . .                                                                                              1,300,937
Balance - July 31, 2000        2,427      60,675  6,190,785   61,907   27,053,542      --           --           --    (17,248,012)
  Exercise of common stock
    options . . . . . . . .                                                (5,208)  3,250       26,333
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                                               (25,849) 11,540      100,849
  Stock issued to
    directors . . . . . . .                                                (2,073)  2,898       25,620
  Stock issued under
    Employees' Common
    Stock Retirement Plan .                                               (42,138) 14,814      122,138
  Stock issued to employee
    in lieu of cash
    compensation. . . . . .                                                (3,096)  2,564       23,096
  Purchase of treasury
    stock . . . . . . . . .                                                       (86,500)    (679,289)
      Net loss. . . . . . .                                                                                             (2,500,749)
Balance - July 31, 2001        2,427      60,675  6,190,785   61,907   26,975,178 (51,434)    (381,253)          --    (19,748,761)
  Stock issued under
    1996 Directors' Stock
    Participation Plan. . .                                               (81,891) 15,000      123,216
      Net loss. . . . . . .                                                                                             (4,016,428)
Balance - July 31, 2002        2,427     $60,675  6,190,785  $61,907  $26,893,287 (36,434)   $(258,037)  $       --   $(23,765,189)


                                                       See accompanying notes



             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2002, 2001 and 2000




                                       2002         2001          2000
Cash flow from operating
  activities:
  Net income (loss)                $(4,016,428) $(2,500,749)  $ 1,300,937
  Noncash items included in
    net income (loss):
    Retained royalty settlement
      paid with shares of NTRU
      common stock                          --           --      (736,375)
    Depreciation and
      amortization                     193,775      214,768       209,225
    Impairment of intangible
      assets                           156,080           --            --
    Minority interest                   26,936       15,982       (63,458)
    Stock compensation                 121,325      207,298        97,085
    Other, net                         (25,624)          --        63,461
    Impairment losses on
      investments and advances         810,326      600,000            --
  Gain on sale of investments               --           --       (90,503)
  Net changes in operating accounts:
    Receivables                      1,604,391     (362,096)     (694,134)
    Prepaid expenses and other
      current assets                  (191,154)      79,439        (6,312)
    Accounts payable and
      accrued liabilities             (345,987)   1,498,524       378,369
Net cash flow from
  operating activities              (1,666,360)    (246,834)      458,295


                               (continued)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2002, 2001 and 2000
                                (Continued)



                                       2002         2001          2000
Cash flow from investing
  activities:
  Purchases of property and
    equipment, net                     (30,986)     (27,572)      (30,983)
  Investments in cost-
    method affiliates                 (100,000)    (100,000)     (698,006)
  Advances to E.L. Specialists,
    Inc.                              (306,300)    (650,000)           --
  Sales (purchases) of short-term
    investments and available-
    for-sale securities              2,656,567      206,613      (264,638)
  Other                                (26,936)     (15,982)          265
Net cash flow from
  investing activities               2,192,345     (586,941)     (993,362)

Cash flow from financing
  activities:
  Proceeds from exercise of
    stock options and warrants              --       21,125     1,619,473
  Purchases of treasury stock               --     (679,289)     (276,545)
Net cash flow from financing
  activities                                --     (658,164)    1,342,928
Net increase (decrease) in cash
  and cash equivalents                 525,985   (1,491,939)      807,861
Cash and cash equivalents,
  beginning of year                    224,436    1,716,375       908,514
Cash and cash equivalents, end
  of year                          $   750,421  $   224,436   $ 1,716,375


                          See accompanying notes




             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

 1. BUSINESS

    The Company provides patent and technology licensing and commercialization services with respect to a broad range of life, digital, physical, and nano science technologies originally invented by various individuals, corporations and universities. The Company is compensated for its services primarily by sharing in the license and royalty fees generated from its successful licensing of technologies.

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

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's more significant estimates include the future cash flows used in evaluating intangible assets for potential impairment and the remaining useful lives of long-lived and intangible assets. Actual results could differ from those estimates.

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

     Royalty Fees

          Although the royalty rate is fixed in the license agreement, the amount of earned royalties is contingent upon the amount of product the licensee sells. Royalties earned in each reporting period are contingent on the outcome of events occurring within that period and such events are not within the control of the Company and are not directly tied to the Company's providing service. Therefore, the Company recognizes royalty fee revenue when the contingency is resolved and it can estimate the amount of royalty fees, which is upon receipt of licensees' royalty reports.

     In limited instances, the Company may enter into multiple element arrangements with continuing service obligations or milestone billing arrangements. Based upon the limited verifiable objective evidence available, the Company generally defers all revenue from such multiple element arrangements until it delivers all elements. The Company evaluates milestone billing arrangements on a case by case basis. Generally, the Company recognizes these revenues under the milestone payment method. Under this method, the Company recognizes upfront fees ratably over the entire arrangement and milestone payments as it achieves milestones.

Expenses

     The Company recognizes expenses related to evaluating, patenting and licensing inventions and enforcing intellectual property rights in the period incurred. Patent enforcement expenses include direct costs incurred to enforce the Company's patent rights but exclude personnel costs. Other costs of technology management services include personnel (including benefits and overhead) and direct costs associated with patent and technology commercialization.

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

Property and Equipment

    The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives (3 to 5 years for equipment) or the terms of the related lease for leasehold improvements. The cost and related accumulated depreciation or amortization of property and equipment are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in earnings.

Intangible Assets Acquired

    Intangible assets acquired comprise certain licenses and patented technologies acquired in 1996 and recorded at fair value. That value is amortized on a straight-line basis over their estimated remaining lives.

Income Taxes

    Deferred income taxes are recognized for future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

Impairment of Long-lived and Intangible Assets

    The Company reviews long-lived and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss measured by the amount the asset's carrying value exceeds its fair value and re-evaluates the remaining useful life of the asset. If a quoted market price is available for the asset or a similar asset, the Company uses it in determining fair value. If not, the Company determines fair value as the present value of estimated cash flows based on reasonable and supportable assumptions.

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for impairment of long-lived assets. Because Statement No. 144 adopts the Statement No. 121 accounting model for impairment of long-lived assets (which the Company currently follows), the Company does not expect adoption of this standard to have a material effect on its financial condition or results of operations. The Company will adopt this statement on August 1, 2002.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Statement No. 145 amends Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect adoption of Statement No. 145 to have a material effect on its financial condition or results of operations.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.

 3. INVESTMENTS AND NOTES RECEIVABLE

NTRU Cryptosystems, Inc.

     In fiscal 2000, CTT acquired 3,172,881 shares of NTRU Cryptosystems, Inc. (NTRU) common and preferred stock in exchange for reducing its royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. CTT recorded the exchange of its royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash after which CTT held approximately 7% of NTRU's outstanding common and preferred equity. NTRU's stock is not publicly traded and there is no quoted market price for its stock. At July 31, 2002 and 2001, CTT's carrying value for this investment was $1,034,381 and $934,381, respectively. CTT accounts for this investment on the cost method.

Micro-ASI, Inc.

     In April 2000, CTT paid $500,000 for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. (Micro-ASI). In May 2001, CTT advanced $100,000 of secured bridge financing to Micro-ASI. Based on Micro-ASI's bankruptcy filing in August 2001, management determined that CTT's investment in and advance to Micro-ASI were impaired as of July 31, 2001, and recorded a $600,000 impairment charge. During fiscal 2002, CTT recovered $21,598 of its advance. CTT cannot predict the timing or amounts of additional potential recoveries; therefore CTT will record further recoveries, if any, when it can estimate their timing and amounts.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 ($956,300 in cash and $100,000 in services) to E. L.
Specialists, Inc. (ELS).

    Effective August 5, 2002, CTT sold and transferred all its interests related to ELS to MRM Acquisitions, LLC (MRM) for $200,000 cash. The transferred interests include CTT's notes receivable in the face amount of $1,056,300 (plus interest) from ELS, its related security interest in ELS's intellectual property, all its other interests under agreements in connection with its notes receivable from ELS and CTT's interest in a technology servicing agreement related to ELS's intellectual property.

    In the second quarter of fiscal 2002, the Company recorded an impairment loss of $519,200 against its notes receivable from ELS. As a result of closing the sale and transfer to MRM, CTT recorded an additional $262,724 impairment loss on loans to ELS in July 2002, bringing the total for the fiscal year ended July 31, 2002 to $781,924. (In addition, CTT previously charged against other revenues from ELS approximately $75,000 deemed uncollectible.) At July 31, 2002, CTT carried its notes receivable from ELS as current assets at $200,000, which it collected from MRM in cash on August 5, 2002.

 4. ACCOUNTS RECEIVABLE

    Accounts receivable were:

                               July 31,     July 31,
                                 2002         2001

    Royalties                 $1,158,685   $2,731,228
    Other                         40,798       51,048
                              $1,199,483   $2,782,276

 5.  AVAILABLE-FOR-SALE SECURITIES

    For the year ended July 31, 2000, proceeds from the sale of available-for-sale securities were $145,444 which resulted in gross realized gains of $90,238. The Company computes realized gains based on specific identification.

    Because the Company has capital loss carryforwards, no tax effect is reported on the Company's gains on securities reported in other comprehensive income.

 6. PROPERTY AND EQUIPMENT

    Property and equipment were:
                                           July 31,      July 31,
                                             2002          2001

    Equipment and furnishings, at cost    $  269,253    $  244,555
    Leasehold improvements, at cost           59,860        59,860
                                             329,113       304,415
    Accumulated depreciation
      and amortization                      (286,236)     (237,421)
                                          $   42,877    $   66,994

    Depreciation expense was $55,103, $76,096 and $70,554 in 2002, 2001 and 2000, respectively.

 7. INTANGIBLE ASSETS ACQUIRED

     Certain of the Company's acquired licenses stopped producing revenues and certain of its acquired patents are no longer expected to generate revenues in the future. The Company reviewed all acquired intangible assets for impairment at July 31, 2002. For each technology, the Company compared the estimated future revenues with the carrying value on July 31, 2002. For those technologies with a carrying value greater than estimated future revenues, the Company recorded an impairment charge. The Company reported a total impairment charge of $156,080 in other costs of technology management services in the fourth quarter of fiscal 2002.

    After recording this impairment charge, the Company reviewed the estimated useful lives of the remaining intangible assets. As a result, the Company reduced the average remaining useful life from 7 to approximately 5 years and expects to record amortization expense of approximately $156,000 for fiscal 2003, compared with $138,672 for each fiscal year ending July 31, 2002, 2001 and 2000.

                                           July 31,      July 31,
                                             2002          2001

    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at cost                             $1,793,147    $1,793,147
    Impairment charge                       (156,080)           --
                                           1,637,067     1,793,147
    Accumulated amortization                (903,821)     (765,149)
                                          $  733,246    $1,027,998

 8. ACCRUED LIABILITIES

    Accrued liabilities were:
                                           July 31,      July 31,
                                             2002          2001

    Royalties payable                     $1,308,381    $1,852,207
    Accrued professional fees                 65,162     1,024,927
    Accrued compensation                     157,416        70,543
    Deferred revenues                        106,667       100,000
    Other                                     43,277        39,484
                                          $1,680,903    $3,087,161

 9. INCOME TAXES

     The income tax provision of $0 for each of 2002, 2001 and 2000 resulted from utilizing operating and capital loss carryforwards and providing a full valuation allowance against the Company's net deferred tax asset.

     Components of the Company's net deferred tax assets were:

                                            July 31,      July 31,
                                              2002          2001

     Net operating loss carryforwards     $ 2,670,000   $ 3,922,000
     Net capital loss carryforwards           586,000       387,000
     Installment receivable from
       sale of discontinued operation       1,449,000     1,449,000
     Accounts payable                         618,000            --
     Impairment of receivables                305,000            --
     Other, net                               214,000      (145,000)
       Net deferred tax assets              5,842,000     5,613,000
     Valuation allowance                   (5,842,000)   (5,613,000)
     Net deferred tax asset               $         --  $        --

     At July 31, 2002, the Company had Federal net operating loss carryforwards of approximately $7,355,000, which expire from 2004 through 2017 ($157,000 in 2004, $57,000 in 2005 and $767,000 in 2007).

     Changes in the valuation allowance were:

                                    2002         2001         2000

Balance, beginning of year      $ 5,613,000  $ 6,078,000  $ 7,091,000
Change in temporary differences   1,281,000       40,000      124,000
Change in net operating and
  capital losses                 (1,052,000)    (505,000)  (1,137,000)
Balance, end of year            $ 5,842,000) $ 5,613,000  $ 6,078,000

     The Company's ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore it provided a full valuation allowance.

10.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at CTT's option.

Treasury Stock

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. CTT may repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 86,500 and 49,400 shares of its common stock for $679,289 and $276,545 in cash in 2001 and 2000, respectively.

11.  STOCK-BASED COMPENSATION PLANS

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

     Had compensation expense for CTT's employees' and directors' stock option plans been determined based on the fair value at the grant dates for options awarded under those plans consistent with the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                        For the years ended July 31,
                                    2002           2001           2000

Net income (loss)  As reported  $(4,016,428)    $(2,500,749)   $1,300,937
                   Pro forma    $(4,151,801)    $(2,803,807)   $  707,572
Basic
  earnings         As reported  $     (0.65)    $     (0.41)   $     0.21
  per share        Pro forma    $     (0.68)    $     (0.46)   $     0.12

Fully diluted
  earnings per     As reported  $     (0.65)    $     (0.41)   $     0.21
  share            Pro forma    $     (0.68)    $     (0.46)   $     0.11

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:
                                   For the years ended July 31,
                                 2002          2001         2000

Dividend yield                    0.0%          0.0%         0.0%
Expected volatility              79.1%         79.5%        62.1%
Risk-free interest rates          4.1%          5.2%         5.9%
Expected lives                  3 years       3 years      3 years

     The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

Employee Stock Option Plans

     CTT has a stock option plan which expired December 31, 2000. Under this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of the optioned stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the optioned stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. For nonqualified stock options, the difference between the exercise price and the fair market value of the optioned stock on the grant date, if any, is charged to expense over the term of the option. No option may be granted under this plan after December 31, 2000. The following information relates to this stock option plan.
                                         July 31,     July 31,
                                           2002         2001
Common shares reserved for
  issuance on exercise of options         368,838      368,838
Shares available for future
  option grants                                 0            0

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

                                         July 31,     July 31,
                                           2002         2001
Common shares reserved for
 issuance on exercise of options         825,777      525,777
Shares available for future
 option grants                           244,252      336,752

2000 Directors Stock Option Plan

     Options granted under the 2000 Directors Stock Option Plan are nonqualified options granted at an option price not less than 100% of the fair market value of the stock at grant date. The maximum term of any option under the 2000 option plan is ten years from the grant date. No options may be granted after January 1, 2010. The following information relates to the 2000 Directors Stock Option Plan.

                                         July 31,     July 31,
                                           2002         2001
Common shares reserved for
  issuance on exercise of options        244,000      244,000
Shares available for future
  option grants                           70,000      130,000


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

     In 2002, 2001 and 2000, CTT issued 15,000, 11,540 and 9,375 shares of common stock, respectively, to eligible directors. (In 2001 CTT issued 2,898 additional shares to directors outside the 1996 Directors' Stock Participation Plan.) In 2002, 2001 and 2000, CTT charged to expense $41,325, $75,000 and $58,085, respectively, over the directors' respective periods of service. The following information relates to the 1996 Directors' Stock Participation Plan.

                                         July 31,     July 31,
                                           2002         2001
Common shares reserved for
  future share issuances                  38,579       53,579

Common Stock Warrants

     From time to time CTT compensates certain of its consultants in part by granting them warrants to purchase shares of its common stock. Such warrants generally become exercisable six months after issuance. Information about CTT's common stock warrants outstanding as of July 31, 2002 is presented below.

                Number    Warrant    Aggregate
                of        Price per  Exercise    Expiration
Issued          Shares    Share      Price       Date

August 1997      2,500    $11.094     $ 27,735   August 2002

     These warrants expired unexercised in August 2002.

Summary of Common Stock Options and Warrants

     A summary of the status of all CTT's common stock options and warrants as of July 31, 2002, 2001 and 2000, and changes during the years then ended is presented below.

                                  For the years ended July 31,
                        2002                     2001       2000
                          Weighted          Weighted          Weighted
                          Average           Average           Average
                          Exercise          Exercise          Exercise
                 Shares   Price     Shares  Price     Shares  Price
Outstanding,
  beginning of
  year           500,767    7.48   480,517  $  9.14  584,042  $8.38
Granted          452,500    3.35   212,000  $  7.29  239,500  $6.54
Forfeited             --      --    (1,750) $  7.22  (44,000) $6.82
Exercised             --      --    (3,250) $  6.50 (231,023) $6.94
Expired or
  terminated     (13,000)  11.41  (186,750) $  9.08  (68,002) $9.19
Outstanding,
  end of year    940,267    5.44   500,767  $  7.48  480,517  $9.14

Exercisable
  at year-end    485,929    7.22   377,704  $  7.51  397,567  $8.42
Weighted average
  fair value per
  share of grants
  during the year:
    At market           $   2.89            $  2.49           $2.09
    Above market        $   0.27            $    --           $  --

    The following table summarizes information about all common stock options and warrants outstanding at July 31, 2002.

                              Weighted
                              Average      Weighted                Weighted
Range of                      Remaining    Average                 Average
Exercise         Number       Contractual  Exercise  Number        Exercise
Prices           Outstanding  Life         Price     Exercisable   Price

2.150-$ 2.150      300,000    9.89 years   $ 2.15           --     $   --
$4.220-$ 6.875     350,067    8.07 years   $ 5.81      257,567     $ 6.03
$7.300-$ 8.813     223,000    8.09 years   $ 7.90      163,562     $ 7.97
$9.063-$11.875      67,200    3.81 years   $10.05       64,800     $10.07


Employees' Common Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. For the fiscal years ended July 31, 2001 and 2000 the Board authorized contributions of 14,814 and 4,274 shares, respectively, valued at approximately $80,000 and $39,000 respectively, based on year-end closing prices. CTT charged these amounts to expense in 2001 and 2000 respectively. For fiscal 2002, CTT's directors authorized a discretionary matching contribution of Company common stock to the Company's 401(k) plan rather than to the Employees' Common Stock Retirement Plan.

12.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service requirements. All employees who have attained the age of 21 are eligible to participate in the 401(k) plan. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($11,000 plus an additional $1,000 for participants over age 50 for 2002, and the lesser of 15% of their annual compensation or $10,500 for 2001 and 2000). The Company may also make discretionary matching contributions. For the fiscal year ended July 31, 2002, CTT's directors authorized a discretionary matching contribution of $80,000 payable in the Company's common stock. CTT charged this amount to expense in fiscal 2002. CTT expects to contribute shares of Company common stock valued at $80,000 for distribution to eligible employees before December 31, 2002. The Company made no matching contributions prior to 2002.

13.  REVENUES

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

     Approximately $1,838,000 (71%) of the Company's 2002 retained royalties were from four technologies: $1,012,000 (39%) from gallium arsenide patents (including a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics); $391,000 (15%) from EthyolTM (a chemotherapeutic mitigation agent); $264,000 (10%) from the vitamin B12 assay; and $171,000 (7%) from the homocysteine assay. Within these four technologies, two licenses provided approximately $807,000 (31%) of the Company's 2002 retained royalties: $417,000 (16%) from one U.S. license of the gallium arsenide patents and the $391,000 (15%) from the EthyolTM license.

     Certain of the Company's patents have expired recently or will soon expire. The vitamin B12 assay patents have expired beginning in April 1998 with the remaining patent scheduled to expire in November 2002.
The gallium arsenide patents expire between May 2001 and September 2006. Fiscal 2002 retained royalties of approximately $25,000 (1%), $346,000 (13%), $718,000 (28%), $5,000 (0%) and $386,000 (15%) were from patents expiring in fiscal 2003, 2004, 2005, 2006 and 2007, respectively.

     Retained royalties for 2002, 2001 and 2000, include $878,894, $682,011 and $534,880, respectively, from foreign licensees. These fiscal 2002, 2001 and 2000 foreign royalties include $595,000, $475,000 and $371,000 from the gallium arsenide portfolio.

14.  Other income (loss), net

     Other income (loss), net, comprised:

                                      For the years ended July 31,
                                    2002        2001       2000
Impairment loss on loans to
  E.L. Specialists, Inc.         $ (781,924) $       --   $     --
Impairment recovery (loss)
  on advances to Micro-ASI, Inc.     21,598    (600,000)        --
Impairment loss on investment
  in Digital Ink, Inc.              (50,000)         --         --
Interest income                      97,335     400,054    373,207
Other income (expense), net           2,384     (52,460)    90,234
Minority interest                   (26,936)    (15,982)    63,458
                                 $ (737,543) $ (268,388)  $526,899

15.  NET INCOME (LOSS) PER SHARE

     The following table sets forth computations of basic and diluted net income (loss) per share.
                                      For the years ended July 31,
                                    2002           2001          2000
Net income (loss)
  applicable to common stock:
    Basic and diluted:           $(4,016,428)   $(2,500,749)   $1,300,937

Weighted average number of common
  shares outstanding               6,148,022      6,135,486     6,079,211

Effect of dilutive securities:
  Stock options                           --             --       106,022
  Stock warrants                          --             --         2,174
Weighted average number of common
  shares outstanding and dilutive
  securities                       6,148,022      6,135,486     6,187,407
Net income (loss) per
  share of common stock:
    Basic and diluted            $     (0.65)   $     (0.41)   $     0.21

     At July 31, 2002, 2001 and 2000, respectively, options and warrants to purchase 940,267, 500,767 and 97,500 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     CTT occupies its executive office in Fairfield, Connecticut under a lease which expires December 31, 2006. CTT has an option to renew this lease for an additional five years.

     At July 31, 2002, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

     For the years ending July 31:

       2003                                $  244,077
       2004                                   244,077
       2005                                   242,282
       2006                                   225,995
       2007                                    93,750
     Total minimum payments
       required                            $1,050,181

     Total rental expense for all operating leases was:

                                   For the years ended July 31,
                                 2002         2001         2000

Minimum rentals                $ 223,613    $ 209,828    $ 212,425
Less: Sublease rentals            (6,665)     (18,500)     (27,870)

                               $ 216,948    $ 191,328    $ 184,555

Other Obligations

     The Company has an employment agreement with Mr. Nano which provides for his employment as the Company's President and Chief Executive Officer at a base compensation of $250,000 per year, subject to reviews and increases in the sole discretion of the Company's Board of Directors. His employment is at will and can be terminated by either party at any time and for any reason. Certain obligations under this agreement survive the end of Mr. Nano's employment.

     The Company has an employment contract with another of its officers from December 1999 through December 2002 with minimum compensation of $185,000 per year.

     The Company has a contract with a consultant from July through October 2002 with total compensation of $50,010 plus reimbursement for reasonable expenses relating to travel. During fiscal 2002, CTT charged $8,000 of fees under this contract, plus related expenses, to operations. No payments were made under this contract in fiscal 2002.

     CTT and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized.
During fiscal 2002 and 2000 CTT charged $3,018 and $2,733 in related royalty expenses to operations. CTT's and VVI's remaining contingent obligations were $200,128 and $224,127, respectively, at July 31, 2002 and $203,146 and $224,127, respectively, at July 31, 2001.

     In connection with RenovaR litigation settled in June 1992, CTT incurred approximately $67,000 of contingent legal fees. CTT agreed to pay one-half of proceeds received from settlement of the related litigation, if any, to a limit of three times the contingent fees incurred. At July 31, 2001, CTT had paid the entire cumulative contingent legal fees of $201,778, of which $1,731, and $33,629 were charged to operations in 2001 and 2000, respectively.

Litigation

Fujitsu

     In December 2000, CTT filed a complaint with the United States International Trade Commission (ITC) on behalf of CTT and the University of Illinois against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America and Fujitsu Microelectronics, Inc. (Fujitsu) under
Section 337 of the Tariff Act of 1930, as amended. CTT requested that the ITC stop Fujitsu and/or its subsidiaries from unlawfully importing plasma display panels (PDPs) into the United States on the basis that the panels infringe U.S. Patent Numbers 4,866,349 and 5,081,400 held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In June 2001, CTT requested withdrawal of its complaint before the ITC and the ITC complaint was withdrawn in August 2001.

     Coincident with filing the ITC complaint, CTT and the University of Illinois also filed a complaint, which was subsequently stayed, against Fujitsu and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of PDPs that infringe these patents. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (damages for past infringing sales and possibly damages for willfulness) which are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. The trial in this case is currently scheduled for October 2003.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, CTT bore the entire costs of lead counsel fees in this litigation. CTT intends to withdraw as co-plaintiff from this litigation but retains its economic interest in its potential favorable outcome.

     In September 2001, Fujitsu et al. filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware. This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Central District of Illinois (now in the Northern District of California). The Delaware District Court dismissed this action at the request of Fujitsu who subsequently re-instituted the case in the Northern District of California.

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

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any, CTT has recorded no potential judgment proceeds in its financial statements to date.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company (a subsidiary of Wyeth), defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share 18.2% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit.

     On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment. On August 13, 2002, the District Court judge awarded approximately $54 million, plus certain interest from January 1, 2002, to the plaintiffs. If this judgment becomes final, CTT's share would be approximately $6 million plus its proportionate share of interest.

     Since the defendant may appeal this judgment and posted a $59 million bond to be able to appeal it, CTT is unable to predict when this lawsuit will finally be settled or when it will receive its share of damages finally awarded, if any. CTT has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989 UOP, a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992.
Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, OALP. Unilens made no payments in fiscal 2002, 2001 or 2000.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co., the Company, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the Company, sold substantially all the assets of OALP to Unilens Corp. USA and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Based upon all the facts available, management believes that the claims asserted in the suit are without merit, and the Company has vigorously defended against plaintiffs' claims. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal, but plaintiffs objected. There has been no further action and no final order has yet been entered. Through July 31, 2002, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT recognized other expenses from continuing operations of $399, $52,460 and $269 in 2002, 2001 and 2000, respectively, for legal expenses related to this suit.

17.  RELATED PARTY TRANSACTIONS

     During 2002, 2001 and 2000, CTT incurred charges of approximately $124,000, $146,000 and $133,000, respectively, for consulting services (including expenses and use taxes) provided by two directors in each period. During 2000, CTT earned approximately $10,000 performing services for a company of which another director is president.

18.  SUBSEQUENT EVENT

     On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for approximately $1,600,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Since patent litigation counsel had not agreed to these revised payment terms at July 31, 2002, our accounts payable at July 31, 2002, included these invoices. Accordingly, we will reverse approximately $1,600,000 from accounts payable and operating expenses in the first quarter of fiscal 2003.

19.  Selected Quarterly Financial Data (unaudited)


                                                   First       Second          Third         Fourth
                                                 Quarter      Quarter         Quarter        Quarter
For the year ended July 31, 2002
Revenues                                     $   409,739  $   797,189     $   547,278     $   841,725
Patent enforcement expenses,
  net of reimbursements (1)                      631,615      553,022         602,345         345,108
Other costs of technology
  management services (2)                        527,814      526,038         599,717         637,383
General and administration

  expenses (2)                                   334,354      365,274         362,562         389,584
     Total operating expenses                  1,493,783    1,444,334       1,564,624       1,372,075
Operating loss                               $(1,084,044) $  (647,145)    $(1,017,346)    $  (530,350)

Net loss (3)                                 $(1,039,040) $(1,167,059)    $(1,031,879)    $  (778,450)

Net loss per share
  (basic and diluted)                        $     (0.17) $     (0.19)    $     (0.17)    $     (0.13)


For the year ended July 31, 2001
Revenues                                     $   463,578  $ 1,561,198     $   416,562     $ 1,199,946
Patent enforcement expenses,
  net of reimbursements                           60,085      305,792         791,880       1,316,260
Other costs of technology
  management services (2)                        336,263      402,539         531,036         636,615
General and administration expenses (2)          372,075      453,383         270,634         397,083
     Total operating expenses                $   768,423  $ 1,161,714     $ 1,593,550     $ 2,349,958
Operating income (loss)                      $  (304,845) $   399,484     $(1,176,988)    $(1,150,012)

Net income (loss) (4)                        $  (185,140) $   494,203     $(1,103,268)    $(1,706,544)

Net income (loss) per share
  (basic and diluted)                        $     (0.03) $      0.08     $     (0.18)    $    ($0.28)



(1) Includes approximately $1,600,000 that we will reverse in the first quarter of fiscal 2003. See Note 18 to Consolidated Financial Statements.

(2) Consulting expenses directly related to technology management have been reclassified in each quarter to conform to the presentation in the financial statements for fiscal 2002.

(3) Includes $519,200 and $262,724 impairment loss on loans to E.L. Specialists, Inc. in second and fourth quarters 2002 and $50,000 impairment loss on investment in Digital Ink, Inc. in third quarter 2002.

(4) Includes $600,000 investment and loan impairment loss on Micro-ASI, Inc. in fourth quarter 2001.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not applicable.

                               PART III

      Pursuant to General Instruction G (3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation),
Item 12 (Security Ownership of Certain Beneficial Owners and Management), and 13 (Certain Relationships and Related Transactions)), if not incorporated by reference from the registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, will be filed as an amendment to this Form 10-K not later than the end of said 120-day period.

Item 14.    Controls and Procedures

      Not applicable.


THIS PAGE INTENTIONALLY LEFT BLANK


THIS PAGE INTENTIONALLY LEFT BLANK


THIS PAGE INTENTIONALLY LEFT BLANK






                                PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  List of financial statements and schedules.             Page

Competitive Technologies, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of July 31, 2002
     and 2001.                                                  35

     Consolidated Statements of Operations for the
     years ended July 31, 2002, 2001 and 2000.                  36

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 2002, 2001 and 2000.                              37

     Consolidated Statements of Cash Flows for the
     years ended July 31, 2002, 2001 and 2000.               38-39

     Notes to Consolidated Financial Statements.             40-59

     All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

     On June 20, 2002, the Company filed a report on Form 8-K under Item 5 and Item 7 to report the appointment of John B.
     Nano as President and Chief Executive Officer and his election as a director on June 17, 2002.

     On July 25, 2002, the Company filed a report on Form 8-K under Item 5 and Item 7 to report its agreement effective July 23, 2002 that the University of Illinois would assume the cost of new lead counsel and take the lead in the patent infringement litigation against Fujitsu currently before the U.S. District court for the Northern District of California.

     On August 6, 2002, the Company filed a report on Form 8-K (date of earliest event reported July 16, 2002) under Item 5 and Item 7 to report its sale of all its interests related to E. L. Specialists, Inc. to MRM Acquisitions, LLC for $200,000.

     On August 16, 2002, the Company filed a report on Form 8-K under Item 5 and Item 7 to report the August 13, 2002 opinion of the U.S. District judge for the District of Colorado awarding approximately $54 million plus interest from January 1, 2002, to the plaintiffs in the MaternaTM patent infringement litigation.

(c) List of exhibits: See Exhibit Index immediately preceding exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.     COMPETITIVE TECHNOLOGIES, INC.
(the Company)                      (the Company)


By /s/ John B. Nano                By /s/ Frank R. McPike, Jr.
John B. Nano                       Frank R. McPike, Jr.
President, Chief Executive         Executive Vice President,
Officer, Director and              Chief Financial Officer, Director
Authorized Signer                  and Authorized Signer


Date: October 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Name                       Title                         Date

  /s/ George C. J. Bigar        Director                 )
  George C. J. Bigar                                     )
                                                         )
  /s/ Richard E. Carver         Director                 )
  Richard E. Carver                                      )
                                                         )
  /s/ George W. Dunbar, Jr.     Director                 )
  George W. Dunbar, Jr.                                  )
                                                         )
  /s/ John B. Nano              President, Chief         )
  John B. Nano                  Executive Officer and    )
                                Director                 )
                                                         )
  /s/ Frank R. McPike, Jr.      Executive Vice President,)  October 29, 2002
  Frank R. McPike, Jr.          Chief Financial Officer  )
                                (Principal Financial and )
                                Accounting Officer), and )
                                Director                 )
                                                         )
  /s/ Charles J. Philippin Director                      )
  Charles J. Philippin                                   )
                                                         )
  /s/ John M. Sabin             Director                 )
  John M. Sabin                                          )
                                                         )
                                                         )


                            CERTIFICATIONS

I, John B. Nano, President and Chief Executive Officer of Competitive Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Competitive Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     October 29, 2002

                                        /s/ John B. Nano
                                        John B. Nano, President
                                        and Chief Executive Officer
                                        Competitive Technologies, Inc.



I, Frank R. McPike, Jr., Executive Vice President, Chief Financial Officer and Treasurer of Competitive Technologies, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Competitive Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     October 29, 2002

                                        /s/ Frank R. McPike, Jr.
                                        Frank R. McPike, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Treasurer of Competitive
                                        Technologies, Inc.

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

   10.1*    Registrant's Restated Key
            Employees' Stock Option Plan filed as Exhibit
            4.3 to registrant's Registration Statement on Form S-8, File Number 33-87756 and hereby incorporated by reference.


   10.2*    Registrant's Incentive
            Compensation Plan filed as Exhibit 10.2 to registrant's Form 10-K for the year ended
            July 31, 1997 and hereby incorporated by reference.

   10.3*    Registrant's 2000 Directors Stock
            Option Plan filed as Exhibit 4.3 to
            registrant's Registration Statement on Form S-
            8, File Number 333-95763 and hereby
            incorporated by reference; amended Section
            5(c) of registrant's 2000 Directors Stock
            Option Plan filed as Exhibit 10.1 to
            registrant's Form 10-Q for the quarter ended
            January 31, 2002 and hereby incorporated by reference.

   10.4*    Registrant's 1996 Directors' Stock
            Participation Plan filed as Exhibit 4.3 to registrant's Form S-8, File Number 333-18759 and hereby incorporated by reference.

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

   10.8*    Registrant's 1997 Employees' Stock
            Option Plan as amended January 18, 2002, filed as Exhibit 4.3 to registrant's Form S-
            8, File Number 333-81456 and hereby
            incorporated by reference.

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

   10.15    First Amendment of Lease
            Agreement dated August 9, 2001 between
            registrant and The Bronson Road Group, LLP.

   10.16    Agreement between registrant
            and Samuel M. Fodale
            dated June 13, 2001.

   10.17*  Employment Agreement between
           registrant and John B. Nano dated June 17,
           2002 filed as Exhibit 10.1 to registrant's
           Form 8-K dated June 17, 2002, filed June 20,
           2002 and hereby incorporated by reference.

   10.18   Assignment of Promissory Notes,
           Technology Servicing Agreement, Note Purchase
           Agreement, Security Interest Agreement, and
           Intercreditor Agreement between registrant and MRM Acquisitions, LLC effective August 5,
           2002 filed as Exhibit 10.1 to registrant's
           Form 8-K dated July 16, 2002, filed August 6,
           2002 and hereby incorporated by reference.

   10.19*  1997 Employees' Stock Option Agreement between     71-79
           registrant and John B. Nano dated June 17, 2002.

   21.1    Subsidiaries of the registrant.                    80

   23.1    Consent of PricewaterhouseCoopers LLP.             81

   99.1    Certification by the Principal Executive           82
           Officer of Competitive Technologies, Inc.
           Pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002 (18 U.S.C. 1350).

   99.2    Certification by the Principal Financial           83
           Officer of Competitive Technologies, Inc.
           Pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002 (18 U.S.C. 1350).

  * Management Contract or Compensatory Plan