Form 10-K/A
period 2002-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2002-11-18
CIK 102198

UNITED STATES
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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report for the fiscal year ended July 31, 2002 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

Item 10.       Directors and Executive Officers of the Registrant.
Item 11.       Executive Compensation.
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.
Item 13.       Certain Relationships and Related Transactions.
Exhibit Index  Exhibit Index (Amended)
Exhibit 10.20 Registrant's Contingent Promissory Note dated October 28, 2002 in the principal amount of $1,683,348.33 together with its attached Exhibit A.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.     COMPETITIVE TECHNOLOGIES, INC.
(the Registrant)                   (the Registrant)


By /s/  John B. Nano               By /s/  Frank R. McPike, Jr.
John B. Nano                       Frank R. McPike, Jr.
President, Chief Executive         Executive Vice President,
Officer, Director and              Chief Financial Officer, Director
Authorized Signer                  and Authorized Signer

Date: November 18, 2002



                             PART III

Item 10.    Directors and Executive Officers of the Registrant

     The following table sets forth information with respect to each director and executive officer according to the information furnished the Company by him:


Name, Age and
Positions Currently    Principal Occupation   Director of the
Held with the          During Past Five       Company Since
Company                Years; Other Public
                       Directorships

George C.J. Bigar,     Professional           December 1996
45, Director           Investor.

Richard E. Carver,     President and          January 2000
65, Director and       Chief Executive
Chairman of the        Officer, MST
Board of Directors     America (an
                       international
                       business
                       strategies
                       consultancy) since
                       January 1995;
                       President and
                       Chief Executive
                       Officer, RPP
                       America (a company
                       that sells solid
                       waste wrapping
                       systems) from
                       November 1998 to
                       April 2000;
                       Chairman and Chief
                       Executive Officer,
                       Carver Lumber
                       Company (provider
                       of building
                       materials for new
                       home construction
                       and
                       prefabrications)
                       from May 1988 to
                       December 1999.

George W. Dunbar,      Chief Executive        November 1999
Jr., 56, Director      Officer, EPIC
                       Therapeutics, Inc.
                       (a drug delivery
                       technology company)
                       since September
                       2000; Acting
                       President and Chief
                       Executive Officer of
                       StemCells, Inc.
                       (previously known as
                       Cyto-Therapeutics,
                       Inc.) since February
                       2000; Acting
                       President of
                       StemCells
                       California, Inc. (a
                       wholly-owned
                       subsidiary of
                       StemCells, Inc.)
                       since November 1999
                       (companies
                       developing organ-
                       specific, human
                       platform stem cell
                       technologies to
                       treat diseases);
                       President and Chief
                       Executive Officer,
                       Metra BioSystems,
                       Inc. (a developer of
                       products to detect
                       and manage bone and
                       joint diseases) from
                       1991 to August 1999.
                       Director of Sonus
                       Pharmaceuticals,
                       Inc.

Samuel M. Fodale,      President, Central     October 1998
59, Director           Maintenance
                       Services, Inc. (a
                       service and
                       warehousing
                       corporation serving
                       the automobile
                       industry).

Frank R. McPike,       Executive Vice         February 1999
Jr., 53, Executive     President of the
Vice President,        Company since June
Chief Financial        2002; Chief
Officer, Treasurer,    Executive Officer of
and Director           the Company from
                       November 2000 to
                       June 2002; President
                       of the Company from
                       October 1998 to June
                       2002; Chief
                       Operating Officer of
                       the Company from
                       October 1998 to
                       November 2000;
                       Interim Chief
                       Executive Officer of
                       the Company from
                       August to October
                       1998; Secretary of
                       the Company from
                       August 1989 to
                       February 1999;
                       Treasurer of the
                       Company since July
                       1988; Vice
                       President, Finance
                       and Chief Financial
                       Officer of the
                       Company since
                       December 1983;
                       Director of the
                       Company from July
                       1988 to March 1998
                       and since February
                       1999.

John B. Nano, 58,      President and Chief    June 2002
President and Chief    Executive Officer of
Executive Officer,     the Company since
Director               June 2002; Principal
                       reporting to the
                       Chairman of
                       Stonehenge Networks
                       Holdings, N.V. (a
                       global virtual
                       private network
                       (VPN) provider) with
                       respect to certain
                       operating, strategic
                       planning and finance
                       functions from 2000
                       to 2001; Executive
                       Vice President and
                       Chief Financial
                       Officer of ConAgra
                       Trade Group, Inc. (a
                       subsidiary of
                       ConAgra, Inc., an
                       international food
                       company) from 1998
                       to 1999; Executive
                       Vice President and
                       Chief Financial
                       Officer and
                       President of
                       Internet Startup
                       Division of Sunkyong
                       America (a
                       subsidiary of
                       Sunkyong Group, a
                       Korean conglomerate)
                       from 1993 to 1998.

Charles J.             Partner, GarMark       June 1999
Philippin, 52,         Advisors (a
Director               mezzanine investment
                       fund) since May
                       2002; Chief
                       Executive Officer,
                       Accordia, Inc.
                       (formerly On-Line
                       Retail Partners) (a
                       provider of
                       management and
                       technology resources
                       for branded e-
                       commerce businesses)
                       since June 2000; a
                       member of the
                       management committee
                       of Investcorp
                       International, Inc.
                       (a global investment
                       group that acts as a
                       principal and
                       intermediary in
                       international
                       investment
                       transactions) from
                       July 1994 to May
                       2000.

John M. Sabin, 47,     Chief Financial        December 1996
Director               Officer and
                       General Counsel of
                       NovaScreen
                       Biosciences
                       Corporation
                       (previously known
                       as Oceanix
                       Biosciences
                       Corporation) (a
                       developer of
                       biotechnology-
                       based tools to
                       accelerate drug
                       discovery and
                       development) since
                       January 2000;
                       business
                       consultant from
                       September 1999 to
                       January 2000;
                       Executive Vice
                       President and
                       Chief Financial
                       Officer, Hudson
                       Hotels Corporation
                       (a limited service
                       hotel development
                       and management
                       company) May 1998
                       to September 1999;
                       Senior Vice
                       President and
                       Treasurer,
                       Vistana, Inc. (a
                       developer of
                       vacation
                       timeshares)
                       February 1997 to
                       May 1998; Vice
                       President,
                       Finance, Choice
                       Hotels
                       International,
                       Inc., October 1996
                       to February 1997;
                       Vice President-
                       Mergers and
                       Acquisitions,
                       Choice Hotels
                       International,
                       Inc., June 1995 to
                       October 1996.

     Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. The terms of all executive officers of the Company are until the first meeting of the newly elected Board of Directors following the forthcoming annual meeting of stockholders and until their respective successors shall have been duly elected and shall have qualified, subject to employment agreements. Mr. Nano and Mr. McPike have employment contracts with the Company; these contracts are described in Item 11, Executive Compensation. There is no family relationship between any director or executive officer of the Company.

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

     Based solely on its review of the copies of such reports received or written representations from certain reporting persons with respect to fiscal 2002, the Company believes that all reporting persons complied with all applicable reporting requirements.

Item 11. Executive Compensation

Summary Compensation

    The following table summarizes the total compensation accrued, earned or paid by the Company for services rendered during each of the fiscal years ended July 31, 2002, 2001 and 2000 to the two individuals who served as executive officers of the Company during the fiscal year ended July 31, 2002 (the Specified Executives).

                       SUMMARY COMPENSATION TABLE

                         Annual Compensation (A)

                                                        Long Term
                                                       Compensation
                                                          Awards
                                                          ______
                                                         Securities   All Other
Name and Principal             Fiscal                    Underlying   Compensation
Position               Year    Salary ($)  Bonus ($)     Options (#)       ($)
John B. Nano,          2002     28,846         --         300,000          --
  President and
  Chief Executive
  Officer

Frank R. McPike, Jr.   2002    233,654         --          12,500
19,240 (B)
  Executive Vice       2001    217,500     25,000          25,000       23,773 (B)
  President and Chief  2000    184,039     25,000         100,000       17,174 (B)
  Financial Officer;
  formerly President,
  Chief Executive
  Officer, and Chief
  Operating Officer

(A) The aggregate amount of any perquisites or other personal benefits was less than 10% of the total of annual salary and bonus and is not included in the above table.

(B) Consists principally of amounts contributed for Mr. McPike to Competitive Technologies, Inc.'s 401(k) Plan in 2002 and Employees' Common Stock Retirement Plan in 2001 and 2000. The Company contributed shares of its Common Stock valued at the mean between its high and low prices on the American Stock Exchange on July 31, 2001 and 2000. Also includes premiums paid for term life insurance policies (see below).

Option Grants

     The following table summarizes the stock options granted by the Company during the fiscal year ended July 31, 2002 to the Specified Executives.

                    OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants

                                      Percent                                         Potential
                       Number of     of Total                                        Realizable
                      Securities      Options                                          Value at
                      Underlying   Granted to                                    Assumed Annual
                         Options    Employees    Exercise                        Rates of Stock
                         Granted    in Fiscal       Price    Expiration            Appreciation
Name                         (#)         Year      ($/Sh)          Date         for Option Term
                                                                             5% ($)     10% ($)
John B. Nano             300,000 (1)      76%       $2.15      6/17/2012   $405,637  $1,027,964
Frank R. McPike, Jr.      12,500 (2)       3%       $6.50     12/17/2011   $ 51,098  $  129,492

(1) Options vest 25% per year on June 17, 2003, 2004, 2005 and 2006.
(2) Options vest 25% one year from the grant date of December 17, 2001 with the balance to vest pro-rata semi-annually over the subsequent 36 months.

Option Exercises and Year End Value

     For the Specified Executives, the following table summarizes stock options held at July 31, 2002. The Specified Executives exercised no stock options during the fiscal year ended July 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                  Number of
                                                 Securities          Value of
                                                 Underlying       Unexercised
                       Shares                   Unexercised      In-the-Money
                     Acquired                       Options        Options at
                           On      Value      at FY-End (#)        FY-End ($)
                     Exercise   Realized       Exercisable/      Exercisable/
Name                      (#)        ($)      Unexercisable     Unexercisable

John B. Nano               0          $0          0/300,000       $0/$765,000
Frank R. McPike, Jr.       0          $0    153,379/ 29,688             $0/$0

Employment Agreements

     The Company has entered into an employment agreement with Mr. Nano which provides for his employment as the Company's President and Chief Executive Officer at a base compensation of $250,000 per year, subject to reviews and increases in the sole discretion of the Company's Board of Directors. The employment is at will and can be terminated by either party at any time and for any reason. The agreement also provides, among other things:

   - From his date of employment through July 31, 2003, and in each following fiscal year, Mr. Nano will be eligible to receive a bonus of up to $100,000, based on the Company's performance and Mr. Nano's performance of objectives to be established by the Board. After fiscal 2003, the Company may adopt an executive bonus plan in lieu of the bonus.

   - Mr. Nano was granted ten-year options under the Company's 1997 Employees' Stock Option Plan for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $2.15 per share, vesting 25% on each of the first four anniversaries of his employment date.

   - If Mr. Nano's employment terminates as a result of his death or disability, any unvested options granted under the agreement will immediately become fully vested.

   - If Mr. Nano terminates his employment for good reason or the Company terminates it without cause, Mr. Nano will be entitled to receive a severance benefit continuing his base compensation and certain other benefits for a period of six months and continued vesting of stock options for the longer of a period of six months or until the next anniversary of his employment date.

   - If his employment is terminated without cause in conjunction with a change in control of the Company, Mr. Nano will be entitled to receive his base compensation and certain other benefits for one year, and any unvested options granted under the agreement will immediately become fully vested.

   - The agreement provides for a one-year period of non-competition with the Company in certain circumstances.

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

The employment agreement also confirmed ten-year stock options for the purchase of 100,000 shares of the Company's Common Stock granted to Mr. McPike on December 7, 1999 at a price of $5.5625 per share and vesting on a specified schedule. All options have now vested.

Other Arrangements

     The Company provides term life insurance for certain of its officers. The policy amount in the event of death is $250,000 for Mr. McPike. The Company paid premiums of $1,065 in 2002 and $460 in each of 2001 and 2000 for Mr. McPike's policy.

     Effective January 1, 1997, the Company established the Competitive Technologies, Inc. 401(k) Plan (the 401(k) plan). All employees of the Company who have attained the age of 21 are eligible to participate in
the 401(k) plan.   Under the 401(k) plan, an eligible employee may
elect a salary reduction of his or her compensation as defined in the plan to be contributed by the Company to the plan. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($11,000, plus an additional $1,000 for participants over age 50 for 2002 and the lesser of 15% of compensation or $10,500 for 2001 and 2000). The Company may also make discretionary matching contributions. For the fiscal year ended July 31, 2002, CTT's directors authorized a discretionary matching contribution of $80,000 payable in the Company's common stock. CTT charged this amount to expense in fiscal 2002 and expects to contribute shares of Company common stock valued at $80,000 for distribution to eligible employees before December 31, 2002. Subject to compliance with non-discrimination requirements set forth in the Internal Revenue Code, this 2002 discretionary contribution will be allocated to all employees with at least 1,000 hours of service to the Company at July 31, 2002; one-half of this contribution will be allocated equally among them and one-half will be allocated based on a percentage of salary. Mr. McPike's portion of the fiscal 2002 allocation was $12,094. Mr. Nano was not eligible to participate in the fiscal 2002 allocation. The Company made no matching contributions prior to 2002.

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

     Beginning with the 2002 plan year, the maximum amount of Company Common Stock that may be contributed to the Retirement Plan in any year is the number of shares with a fair market value equal to 25% of that year's compensation reduced by any matching or employer discretionary contributions made to the 401(k) plan, but in no event more than 1% of the Company's outstanding shares at the end of the previous year.
There is no minimum or required contribution. The maximum number of shares that could be allocated to any individual participant's account in fiscal 2002 is the number of shares with a fair market value equal to $35,000. The maximum number of shares that could be allocated to any individual participant's account in fiscal 2000 and 2001 is the number of shares with a fair market value equal to the lesser of $30,000 or 25% of his or her compensation for that year reduced by his or her 401(k) plan contributions.

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

     Company stock contributed to the Retirement Plan is held in the custody of the Retirement Plan's trustee, Webster Trust in New Britain, Connecticut. The trustee has the power to vote Company shares owned by the Retirement Plan. For the fiscal years ended July 31, 2001 and 2000 the Board authorized contributions of 14,814 and 4,274 shares, respectively, to the Retirement Plan. Shares allocated to Mr. McPike, the Company's sole executive officer during fiscal 2001 and 2000, under the Retirement Plan were 3,308 and 1,268 for the fiscal years ended July 31, 2001 and 2000, respectively. For fiscal 2002, no contribution will be made to the Retirement Plan; CTT's directors authorized a discretionary matching contribution of Company common stock to the Company's 401(k) plan rather than to the Employees' Common Stock Retirement Plan. See also Summary Compensation Table - "All Other Compensation" for dollar values ascribed to contributions for Mr. McPike.

     The Company has an incentive compensation plan pursuant to which an amount equal to 10% of operating income of the Company (defined and adjusted as provided in said plan) shall be credited each year to an incentive fund. A committee, none of whose members is eligible to receive awards, makes cash awards to key employees of the Company from the incentive fund. Amounts may be credited to the incentive fund when the Company earns operating income (as defined in said plan) for a fiscal year. In fiscal 2002 and 2001, no amounts were credited to this fund. In fiscal 2000, the Company credited $86,004 to this incentive fund. In November 2000, the Company paid $86,000 in incentive bonuses to employees, including $25,000 to Mr. McPike.

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

     When a director of the Company represents the Company as a director of an investee company, the Company pays the director for attending investee board meetings the difference, if any, between (a) the amount the investee company pays and (b) the amount the Company pays for attendance at such meetings. During fiscal 2002, the Company paid Mr. Sabin $9,000 for his attendance at investee board meetings. No other director received any such fees.

     In addition to meeting fees, the Company pays outside directors an annual cash retainer of $7,500 payable in quarterly installments.

     In August 1999, the Board formed an executive committee with Mr. Bigar as chairman and provided that the Company compensate him at the rate of $8,000 per month due to the substantial commitment of time to be required of Mr. Bigar as chairman. This arrangement continued until August 2000. See Item 13. Certain Relationships and Related Transactions.

     Under the Company's 1996 Directors' Stock Participation Plan, on the first business day of January from January 1997 through January 2006, the Company issues to each non-employee director who has been elected by the stockholders and has served at least one full year a number of shares of the Company's Common Stock equal to the lesser of
(i) $15,000 divided by the per share fair market value of such stock on the issuance date, or (ii) 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year but prior to the January issuance date, the Company would pay the annual stock compensation described above on a pro-rata basis up to the termination date. In January 2002, the Company issued an aggregate of 15,000 shares under this plan (2,500 each to Messrs. Bigar, Carver, Dunbar, Fodale, Philippin and Sabin).

     Effective January 27, 2000, the Company adopted the Competitive Technologies, Inc. 2000 Directors Stock Option Plan (the Directors Option Plan) with respect to its Common Stock, $.01 par value. Directors who are not employees of the Company or a subsidiary are eligible for options granted pursuant to this plan. This plan provides that the Company grant an option for 10,000 shares to each new director elected during the term of this plan on the date he or she is first elected to office, whether by the stockholders or by the Board. This plan also provides that the Company grant an additional option for 10,000 shares to each director holding office on the first business day in each subsequent January. Options under this plan will be non-statutory options, have an exercise price of 100% of the fair market value at the grant date, have a term of ten years from the grant date, and fully vest on the grant date. If a person's directorship is terminated because of death or permanent disability, options may be exercised within one year after termination. If the termination is for any other reason, options may be exercised only within 180 days after termination. In no event may an option be exercised after expiration of its ten-year term. The Company may not grant options under the Directors Option Plan after the first business day of January 2010. On January 2, 2002, the Company granted 60,000 options under this plan (10,000 each to Messrs. Bigar, Carver, Dunbar, Fodale, Philippin and Sabin).

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following information indicates the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. The indicated owners furnished such information to the Company as of October 1, 2002 except as otherwise indicated in the footnotes.

Name (and Address if more
than 5%) of Beneficial            Amount Beneficially
Owners                                      Owned (A)          Percent (B)

Directors and executive officers

George C. J. Bigar                         35,331 (C)              --
Richard E. Carver                          33,220 (D)              --
George W. Dunbar, Jr.                      35,025 (E)              --
Samuel M. Fodale                          192,958 (F)             3.1%
Frank R. McPike, Jr.                      189,071 (G)             3.0%
John B. Nano                                 None                  --
Charles J. Philippin                       56,769 (H)              --
John M. Sabin                              37,226 (I)              --

All directors and executive
  officers as a group                     579,600 (J)             8.9%

Additional 5% Owner

Richard D. Corley                         323,200 (K)             5.3%
416 St. Mark Court
Peoria, IL  61603


(A) Except as indicated in the notes which follow, the designated person or group has sole voting and investment power.
(B)  Percentages of less than 1% are not shown.
(C) Consists of 5,331 shares of Common Stock plus 30,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Bigar.
(D) Consists of 9,220 shares of Common Stock plus 24,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Carver.
(E) Consists of 5,025 shares of Common Stock and 30,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Dunbar.
(F) Consists of 162,958 shares of Common Stock plus 30,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Fodale. Includes 99,100 shares of Common Stock held by Central Maintenance Services, Inc., 9,000 shares of Common Stock held by Missouri Recycling - St. Louis, Inc., 3,200 shares of Common Stock held by children and 2,000 shares of Common Stock held by spouse.
(G) Consists of 35,692 shares of Common Stock plus 153,379 stock options deemed exercised solely for purposes of showing total shares owned by Mr. McPike. Includes 1,500 shares of Common Stock held by daughter as to which Mr. McPike disclaims beneficial ownership. Includes 10,958 shares of Common Stock held by Webster Trust as Trustee under the Company's Employee Common Stock Retirement Plan, as to which Mr. McPike has shared investment power. Does not include 9,497 shares of Common Stock allocated to Mr. McPike under said Retirement Plan; Trustee has sole voting and investment power with regard thereto.
(H) Consists of 26,769 shares of Common Stock plus 30,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Philippin.
(I) Consists of 7,226 shares of Common Stock plus 30,000 stock options deemed exercised solely for purposes of showing total shares owned by Mr. Sabin. Includes 200 shares of Common Stock held by spouse.
(J) Consists of 252,221 shares of Common Stock plus 327,379 stock options to purchase shares of Common Stock deemed exercised solely for purposes of showing total shares owned by such group.
(K) Information taken from Schedule 13D/A filed September 25, 2001, which states that the information is as of September 14, 2001.

     At October 1, 2002, the stock transfer records maintained by the Company with respect to its Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares.

     The following table sets forth information with respect to the common stock, $.001 par value per share, of University Optical
Products Co. (UOP), a subsidiary of the Company, beneficially owned by each director or executive officer of the Company at October 1, 2002.


                                Shares of Common         Percent
       Name                     Stock of UOP (A)         of Class (B)

George C. J. Bigar                   None                    --
Richard E. Carver                    None                    --
George W. Dunbar, Jr.                None                    --
Samuel M. Fodale                     None                    --
John B. Nano                         None                    --
Frank R. McPike, Jr.               14,000                    --
Charles J. Philippin                 None                    --
John M. Sabin                        None                    --
All directors and executive
  officers as a group              14,000                    --



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

Item 13.  Certain Relationships and Related Transactions

     From August 2001 through May 2002, the Company compensated George
C. J. Bigar, a director of the Company, for consulting services related to the Company's investments and potential investments in development-stage companies. Mr. Bigar received $117,000 for these services from August 2001 through May 2002.


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

Date:     November 18, 2002

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

Date:     November 18, 2002

                                        /s/  Frank R. McPike, Jr.
                                        Frank R. McPike, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Treasurer of Competitive
                                        Technologies, Inc.



                         EXHIBIT INDEX (AMENDED)

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

 10.3*      Registrant's 2000 Directors Stock
            Option Plan filed as Exhibit 4.3 to registrant's Registration Statement on Form S-8, File Number 333-95763 and hereby incorporated by reference; amended Section 5(c) of registrant's 2000 Directors Stock Option Plan filed as Exhibit
            10.1 to registrant's Form 10-Q for the quarter ended January 31, 2002 and hereby incorporated by reference.

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

 10.8*      Registrant's 1997 Employees' Stock
            Option Plan as amended January 18, 2002, filed as Exhibit 4.3 to registrant's Form S-8, File
            Number 333-81456 and hereby incorporated by reference.

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

 10.19* 1997 Employees' Stock Option Agreement between registrant and John B. Nano dated June 17, 2002.

 10.20     Registrant's Contingent Promissory                     20-21
           Note dated October 28, 2002 in the principal amount of $1,683,348.33 together with its attached
           Exhibit A.

  21.1     Subsidiaries of the registrant.

  23.1     Consent of PricewaterhouseCoopers LLP.

  99.1     Certification by the Principal Executive
           Officer of Competitive Technologies, Inc.
           Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 (18 U.S.C. 1350).

  99.2     Certification by the Principal Financial
           Officer of Competitive Technologies, Inc.
           Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 (18 U.S.C. 1350).

  * Management Contract or Compensatory Plan