Form 10-Q
period 2002-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2002-12-16
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act).  Yes ____.  No   X.

Common Stock outstanding as of December 5, 2002 - 6,154,351 shares

Exhibit Index on sequentially numbered page 22 of 30.

               Page 1 of 30 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX



PART I.  FINANCIAL INFORMATION                                   Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       October 31, 2002 and July 31, 2002                       3

     Consolidated Statements of Operations for the
       three months ended October 31, 2002 and 2001             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 2002                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 2002 and 2001             6

     Notes to Consolidated Financial Statements              7-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         14-21

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     22

Item 4.  Controls and Procedures                               22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    22

Item 6.   Exhibits and Reports on Form 8-K                  22-23

Signatures                                                     23

Certifications                                              24-27



                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    October 31, 2002 and July 31, 2002
                                (Unaudited)




                                               October 31,     July 31,
                                                  2002          2002

ASSETS

Current assets:
  Cash and cash equivalents                   $    402,915   $   750,421
  Short-term investments                         2,144,906     2,136,874
  Accounts receivable                              319,252     1,199,483
  Notes receivable - E. L. Specialists, Inc.            --       200,000
  Prepaid expenses and other current assets        224,441       261,198
    Total current assets                         3,091,514     4,547,976

Property and equipment, at cost, net                47,580        42,877
Investments, at cost                             1,075,684     1,075,684
Intangible assets acquired, net                    694,201       733,246
    TOTAL ASSETS                              $  4,908,979   $ 6,399,783


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $     76,872   $  1,726,237
  Accrued liabilities                            1,060,557      1,680,903
    Total current liabilities                    1,137,429      3,407,140

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      61,907         61,907
  Capital in excess of par value                26,893,287     26,893,287
  Treasury stock, at cost; 36,434
    shares                                        (258,037)      (258,037)
  Accumulated deficit                          (22,986,282)   (23,765,189)

    Total shareholders' interest                 3,771,550      2,992,643

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  4,908,979   $  6,399,783


                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 2002 and 2001
                                (Unaudited)



                                                  2002           2001

Revenues:
  Retained royalties                          $   381,758    $   384,739
  Other revenues                                       --         25,000
                                                  381,758        409,739

Patent enforcement expenses, net of
  reimbursements                                   35,143        631,615
Personnel and other direct expenses
  relating to revenue, of which
  $5,567 and $31,773 were paid to
  related parties in 2002 and 2001,
  respectively                                    739,996        451,529
General and administrative expenses               423,994        410,639
                                                1,199,133      1,493,783
Operating loss                                   (817,375)    (1,084,044)

Reversal of accounts payable exchanged
  for contingent note payable                   1,583,445             --

Interest income                                    12,837         44,948
Other income (expense), net                            --             56

Net income (loss)                             $   778,907    $(1,039,040)

Net income (loss) per share:
  Basic and diluted                           $      0.13    $     (0.17)

Weighted average number of common
  shares outstanding:
    Basic                                       6,154,351    $ 6,139,351
    Diluted                                     6,200,084      6,139,351


                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                            For the three months ended October 31, 2002
                                            (Unaudited)


                             Preferred Stock
                                Shares                 Common Stock      Capital in
                            issued and               Shares               excess of       Treasury Stock         Accumulated
                           outstanding   Amount      issued   Amount      par value   Shares held     Amount         Deficit

Balance - July 31, 2002          2,427  $60,675   6,190,785  $61,907    $26,893,287      (36,434)  $(258,037)   $(23,765,189)
  Net income. . . . . . .                                                                                            778,907
Balance - October 31, 2002       2,427  $60,675   6,190,785  $61,907    $26,893,287      (36,434)  $(258,037)   $(22,986,282)

                             See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 2002 and 2001
                                (Unaudited)



                                                  2002           2001
Cash flow from operating activities:
  Net income (loss)                           $   778,907    $(1,039,040)
    Noncash items included in net income (loss):
      Depreciation and amortization                47,909         52,357
      Stock compensation                           51,939         42,414
      Reversal of accounts payable exchanged
        for contingent note payable            (1,583,445)            --
    Net changes in various operating
      accounts:
      Receivables                                 880,231      2,467,536
      Prepaid expenses and other current
        assets                                     36,757        (66,909)
      Accounts payable and accrued
        liabilities                              (738,205)      (392,984)
Net cash flow from operating activities          (525,907)     1,063,374


Cash flow from investing activities:
  Purchases of property and equipment, net        (13,567)          (501)
  Purchases of other short-term investments        (8,032)      (537,047)
  Investments in and advances to cost-
    method affiliates                                  --       (271,000)
  Sale of interests in E. L. Specialists, Inc.    200,000             --
Net cash flow from investing activities           178,401       (808,548)

Net increase (decrease) in cash and cash
  equivalents                                    (347,506)       254,826
Cash and cash equivalents,(A) beginning
  of period                                       750,421        224,436
Cash and cash equivalents,(B) end of period   $   402,915    $   479,262


  (A) Does not include short-term investments of $2,136,874 and $4,793,441, in 2002 and 2001, respectively.

  (B) Does not include short-term investments of $2,144,906 and $5,330,488 in 2002 and 2001, respectively.


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

     The year-end balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. Certain amounts, including operating expenses, have been reclassified to conform with the presentation in financial statements for fiscal 2003.

     In the opinion of management, all adjustments that are necessary to present the financial statements fairly in conformity with accounting principles generally accepted in the United States of America, consisting only of normal recurring adjustments, have been made.

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2002.

2.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                                    Quarter
                                                ended October 31,
                                                2002        2001
Net income (loss) applicable to
  common stock:
    Basic and diluted                     $   778,907  $(1,039,040)

  Weighted average number of common
    shares outstanding                      6,154,351    6,139,351
  Effect of dilutive securities:
    Stock options                              45,733           --
  Weighted average number of common
    shares outstanding and dilutive
    securities                              6,200,084    6,139,351

Net income (loss) per share of
  common stock:
    Basic and diluted                     $      0.13  $     (0.17)

    At October 31, 2002 and 2001, respectively, options and warrants to purchase 637,767 and 497,767 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Notes Receivable

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 ($956,300 in cash and $100,000 in services) to
E. L. Specialists, Inc. (ELS).

    Effective August 5, 2002, CTT sold and transferred all its interests related to ELS to MRM Acquisitions, LLC (MRM) for $200,000 cash. The transferred interests include CTT's notes receivable in the face amount of $1,056,300 (plus interest) from ELS, its related security interest in ELS' intellectual property, all its other interests under agreements in connection with its notes receivable from ELS and CTT's interest in a technology servicing agreement related to ELS's intellectual property.

    CTT collected $200,000 from MRM on August 5, 2002.  At
October 31, 2002, CTT had no remaining interest in ELS.

4.  Receivables

    Receivables were:
                                   October 31,          July 31,
                                      2002                2002

    Royalties                      $  282,887          $1,158,685
    Other                              36,365              40,798
                                   $  319,252          $1,199,483

 5.  Intangible Assets Acquired

     The Company reported no impairment charge in the first quarter of fiscal 2003.

     The Company reported amortization expense of $39,045 in the first quarter of fiscal 2003 and expects to record annual amortization expense of approximately $156,000 for fiscal 2003, 2004, 2005, 2006 and $109,000 for fiscal 2007.

                                          October 31,    July 31,
                                             2002          2002
    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at adjusted cost                    $1,637,067    $1,637,067
    Accumulated amortization                (942,866)     (903,821)
                                          $  694,201    $  733,246


6.   Accrued Liabilities

     Accrued liabilities were:
                                     October 31,      July 31,
                                        2002            2002

     Royalties payable               $  645,911      $1,308,381
     Accrued professional fees           74,546          65,162
     Accrued compensation               186,662         157,416
     Deferred revenues                  106,667         106,667
     Other                               46,771          43,277
                                     $1,060,557      $1,680,903

7.   Contingencies

Contingent Obligation

     On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of fiscal 2003, we reversed from accounts payable $1,583,445 that was accrued at July 31, 2002.


Litigation

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint, which was subsequently stayed, against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U. S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue these additional legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. The trial in this case is currently scheduled for October 2003.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, CTT bore the entire costs of lead counsel in this litigation. In December 2002, CTT was dismissed as co-plaintiff from this litigation but retains its economic interest in its potential favorable outcome.

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

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, and $132,000 prejudgment interest; in addition, the Court will consider plaintiff's request for attorneys' fees. If the Court's judgment is upheld in post-trial motions and on appeal, CTT will retain approximately $1,000,000 of damages awarded plus post-judgment interest at the statutory rate. Additional post-trial motions and appeal are pending.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any, and has recorded no potential judgment proceeds in its financial statements to date.

MaternaTM

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company (a subsidiary of Wyeth), defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share 18.2% of damages awarded to the University of Colorado, if any, after deducting the legal expenses of this suit.

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

     The defendant has filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit and posted a $59 million bond to be able to appeal these judgments. CTT is unable to predict when this lawsuit will finally be settled or when it will receive its share of damages finally awarded, if any.

     CTT has recorded no potential judgment proceeds in its financial statements to date. While the Company has incurred certain expenses in connection with this suit, it does not expect to incur additional expenses in this suit in the future. The Company records such expenses as they are incurred.

Optical Associates, Limited Partnership (OALP)

     In 1989, University Optical Products Co. (UOP), a majority-owned subsidiary of CTT which had developed a computer-based system to manufacture specialty contact lenses, intraocular lenses and other precision optical products, sold substantially all its assets to Unilens Corp. USA (Unilens). The proceeds of the sale included an installment obligation for $5,500,000 payable at a minimum of $250,000 per year beginning in January 1992. Due to the uncertainty of the timing and amount of future cash flows, income on the installment obligation is recorded net of related expenses as the payments are received. Cash received in excess of the fair value assigned to the original obligation is recorded as other income from continuing operations. As cash proceeds are received, CTT records a 4% commission expense payable to its joint venture partner, OALP. Unilens made no payments in fiscal 2003 or 2002.

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc. (GTM), University Optical Products Co., the Company, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank
R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the Company, sold substantially all the assets of OALP to Unilens Corp. USA and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Based upon all the facts available, management believes that the claims asserted in the suit are without merit, and the Company has vigorously defended against plaintiffs' claims. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal, but plaintiffs objected. There has been no further action and no final order has yet been entered. Through October 31, 2002, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT incurred no legal expenses related to this suit in the first quarter of either fiscal year.

8.   Related Party Transactions

     During the three months ended October 31, 2002 and 2001, CTT incurred charges of $5,567 and $31,773, respectively, for consulting services (including expenses and use taxes) provided by one and two directors in the respective periods.

9.   Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets but not acquired in a business combination. The Company's adoption of this statement on August 1, 2002, did not have a material effect on its financial condition or results of operations.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company's adoption of this statement on August 1, 2002, did not have a material effect on its financial condition or results of operations.



             PART I.  FINANCIAL INFORMATION (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     We have rounded all amounts in this Item 2 to the nearest thousand dollars. In addition, all periods discussed in this Item 2 relate to our fiscal years ending July 31 (first quarters ending October 31, second quarters ending January 31, and third quarters ending April 30).

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

     We believe that significant estimates, assumptions and judgments affect the following critical accounting policies used in preparing our consolidated financial statements. The audit committee of our board of directors has reviewed their selection, application and disclosure.

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

     See Notes 7 and 14 to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2002, for complete discussions of the results of applying this policy in prior fiscal years.

     We regularly apply this policy to our equity investments in privately held companies (principally $1,034,000 in NTRU Cryptosystems, Inc. at October 31, 2002). We consider the investee's financial health (including cash position), business outlook (including product stage and viability to continue operations), recent funding activities, and business plan (including historical and forecast financial information). In the future, we could be required to write down our investments because of adverse changes in these or other factors. These investments are not readily transferable and our opportunities to liquidate them are limited and subject to many factors beyond our control, including circumstances internal to the investee and broader economic conditions. NTRU has recently engaged a new chief executive officer and we understand that he is considering strategic alternatives including, but not necessarily limited to, acquiring other companies, being acquired, or pursuing new markets. To date, we understand that these plans are only in the formative stages, no commitments have been made, and NTRU continues to operate under its historical business plan. We cannot predict whether or to what extent future decisions or changes in facts and circumstances will affect the realization of our NTRU investment.

     We also apply this policy regularly to all acquired intangible assets. As a result, we recorded $156,000 of impairment charges in other direct expenses relating to revenue at July 31, 2002, reduced the average remaining useful life from 7 to approximately 5 years and expect to record amortization expense of approximately $156,000 for fiscal 2003
(compared with $139,000 for fiscal 2002).

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

     See Notes 3 and 14 to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2002, for discussion of the results of applying this policy in prior fiscal years.

Results of Operations - Three Months Ended October 31, 2002 (First Quarter of 2003) vs. Three Months Ended October 31, 2001 (First
Quarter of 2002)

Revenues

     Our total revenues for the first quarter of 2003 were $382,000, which was $28,000 (7%) lower than in the first quarter of 2002, principally because we had $25,000 of other revenues in the first quarter of 2002 and no other revenues in the first quarter of 2003.

     For the first quarter of 2003, our retained royalty revenues were $382,000, which was $3,000 (1%) lower than in the first quarter of 2002. In the first quarter of 2003, $287,000 (75%) of our retained royalties were from four technologies: $147,000 (38%) from EthyolTM (a chemotherapeutic mitigation agent); $55,000 (14%) from the babesiosis vaccine (reported semi-annually); $52,000 (14%) from the vitamin B12 assay; and $34,000 (9%) from the homocysteine assay.

     Higher retained royalty revenues from Ethyol and a final royalty on one of our seven gallium arsenide semiconductor licenses partially offset the decline in retained royalty revenues from our expiring vitamin B12 assay patents, the last of which expired in November 2002. Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. In the first quarter of 2003, our retained royalties from Ethyol reached our $500,000 per calendar year maximum. As a result, we expect no Ethyol royalties in the second quarter of 2003 with Ethyol royalties resuming in the third quarter of 2003.

     Licensees of our endoscopic ligator have withheld royalties since the third quarter of fiscal 2000. (Our retained royalties from the endoscopic ligator were approximately $138,000 for 2000.) We believe we are entitled to all withheld and future royalties for use of our patented technology. However, we cannot predict when, if ever, licensees will resume remitting royalties for this technology. We believe that a 2002 Supreme Court decision invalidates our licensees' arguments that their products are not using our patented technology. We continue to pursue collection of these royalties through non-judicial means.

     Other changes in retained royalty revenues reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its first and third fiscal quarters have been lower than in its second and fourth quarters.

     Since much of our retained royalty revenue depends on our licensees' sales of licensed products, current economic conditions may reduce our royalties from them. However, we cannot predict either the timing or the amount of such potential changes, if any.

     On August 13, 2002, the District Court judge in the MaternaTM case awarded the plaintiffs approximately $54 million plus certain interest from January 1, 2002. If this judgment becomes final, CTT's share would be approximately $6 million plus its proportionate share of interest. The defendant has filed a Notice of Appeal and posted a $59 million bond to be able to appeal the judgment. We cannot predict when this lawsuit will finally be settled or when we will receive our share of damages finally awarded, if any. We have included details of progress and status in this case in Note 7 to the accompanying financial statements.

     The jury and judge in the U. S. District Court for the District of Colorado confirmed our client's and our homocysteine patent rights and found that LabCorp had willfully contributed to and induced infringement. In November 2002, the judge awarded CTT and its client enhanced damages and interest. If we ultimately prevail and the Court's judgment is upheld in post-trial motions and on appeal, CTT will retain $1,000,000 of damages awarded plus post-judgment interest at the statutory rate. Based on the Court's judgment, we believe we are entitled to royalties on all homocysteine assays performed by our licensees and others and we are aggressively pursuing potential licenses. However, we cannot assure you that we will ultimately prevail. We have included details of progress and status in this case in Note 7 to the accompanying financial statements.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in the first quarter of 2003 were $596,000 (94%) lower than in the first quarter of 2002. Effective July 23, 2002, we agreed with the University of Illinois, our client, that the University would take the lead and assume the cost of new lead counsel in the litigation against Fujitsu. Before this agreement, CTT bore the entire costs of lead counsel in this litigation. This agreement substantially reduced our net patent enforcement expenses in the first quarter of 2003. Patent enforcement expenses in the first quarter of 2002 were principally for outside litigation counsels' services in the three patent litigations (Fujitsu, LabCorp and MaternaTM, two of which were active in fiscal 2002) in which our clients and/or we sued to enforce their and our patent rights. We have included details of progress and status in these three cases in Note 7 to the accompanying financial statements.

     We have reclassified certain first quarter of 2002 amounts between personnel and other direct expenses relating to revenue and general and administrative expenses to conform with the presentation for 2003. We classify domestic and foreign patent legal expenses (net of reimbursements), amortization of intangible assets acquired, employee salaries and benefits, and marketing and consulting expenses related to technologies and specific revenue initiatives as personnel and other direct expenses relating to revenue. We classify directors' fees and expenses, public company expenses, professional service expenses (including corporate legal, litigation and audit), rent, and other general business and operating expenses as general and administrative expenses.

     Personnel and other direct expenses relating to revenue were $740,000 for the first quarter of 2003, which was $288,000 (64%) higher than in the first quarter of 2002. In June 2002, we hired John B. Nano to serve as our President and Chief Executive Officer. During the first quarter of 2003, we paid discretionary bonuses (which were both approved and paid in the first quarter of 2003) in lieu of increasing base salaries for our professional staff. In addition, we engaged consultants to assist us in developing strategic alliances and relationships and specific revenue opportunities. One of these consulting agreements expired in October 2002 and the others are terminable with a week's notice. These factors accounted for nearly all of the increase in personnel and other direct expenses relating to revenue.

     General and administrative expenses for the first quarter of 2003 were $424,000, which was $13,000 (3%) higher than in the first quarter of 2002. Reductions in corporate litigation and other operating expenses partially offset increases in investor relations, corporate legal, and marketing expenses.

Reversal of accounts payable exchanged for contingent note payable

     On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for $1,683,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of 2003, we reversed from accounts payable $1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted income for the first quarter of 2003 and increased shareholders' interest.

Interest income

     Interest income of $13,000 for the first quarter of 2003 was $32,000 (71%) lower than in the first quarter of 2002. Our average invested balance was approximately 50% lower and our weighted average interest rate was approximately 1.7% per annum compared with approximately 3.0% per annum in fiscal 2002.

Income taxes

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes. See Note 9 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2002.

Financial Condition and Liquidity

     At October 31, 2002, cash and cash equivalents of $403,000 were $348,000 lower than cash and cash equivalents of $750,000 at July
31, 2002. Operating activities used $526,000 and investing activities provided $178,000 in the first quarter of 2003.

     In addition, the Company held $2,145,000 in short-term investments at October 31, 2002, compared with $2,137,000 at July
31, 2002. These investments are available for our current operating, investing and financing needs.

     The Company's net income for the first quarter of 2003 included noncash charges of $100,000 comprising $48,000 for depreciation and amortization and $52,000 for stock compensation. In addition, the reversal of accounts payable of $1,583,000 exchanged for a contingent note payable was a noncash credit.

     In general, changes in various operating accounts result from changes in the timing and amounts of cash flows before and after the end of the period. The most substantial changes in operating accounts were the $876,000 (76%) decrease in royalties receivable, the $1,649,000 (96%) decrease in accounts payable and the $662,000 (51%) decrease in royalties payable. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

    Effective August 5, 2002, CTT sold and transferred all its interests related to E. L. Specialists, Inc. to MRM Acquisitions,
LLC for $200,000 cash it collected on August 5, 2002.

     At October 31, 2002, the Company had committed to purchase certain intangible assets for $50,000 cash, which it paid in November 2002. In October 2002, the Company retained an investment banker to advise and assist the Company in obtaining additional funding. Under this retainer (which may be terminated by either party after January 7, 2003), the Company committed to pay $10,000 per month plus out-of-pocket expenses for six months plus certain fees payable only if CTT completes a financing transaction. At October 31, 2002, the Company had no outstanding debt or available credit facility.

     At October 31, 2002, we had net working capital of $1,954,000, $813,000 more than at July 31, 2002. Our accounts payable at July 31, 2002, included $1,583,000 of invoices we reversed in October 2002. On October 28, 2002, the Company signed a contingent promissory note payable to our patent litigation counsel for $1,683,000 plus simple interest at the annual rate of 11% from the agreement date payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, we reversed $1,583,000 from accounts payable in the first quarter of 2003, thereby reducing the Company's working capital requirements. In addition, as a result of our agreement for the University of Illinois to assume the costs of lead counsel in the litigation against Fujitsu, our $35,000 of patent enforcement expenses for the first quarter of 2003 were $596,000 (94%) less than in the first quarter of 2002.

     Based on our current expectations, including the actions discussed in the preceding paragraph, we anticipate that currently available funds and expected revenues will be sufficient to finance cash needs for our current operating and enforcement activities into fiscal 2004. We are, however, considering opportunities to increase our cash resources. Specifically, we have engaged an investment banker to assist us in raising debt and/or equity funds to execute our strategic plan. In addition, we are evaluating an opportunity to monetize a portion of our interest in the Materna judgment prior to its final resolution on appeal. We will carefully evaluate the economic costs and benefits of any transaction of this nature.

     We intend to monitor our operating and enforcement costs closely and reduce them, if necessary, to meet these expectations. However, royalty revenues, costs of enforcement actions and expansion of our business are subject to many factors outside our control or that we cannot currently anticipate, including without limitation business opportunities that may arise in the future. Accordingly, we cannot assure you that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

     At October 31, 2002, CTT's shareholders' interest was $3,772,000. Under American Stock Exchange (AMEX) listing standards, if CTT sustains a net loss in fiscal 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, or if CTT has less than $2,000,000 shareholders' interest before July 31, 2003, the AMEX may consider suspending dealings in or de-listing CTT's common stock. In October 2002, we engaged investment bankers to assist us in raising additional debt or equity funds to execute our strategic plan. In addition, we are pursuing additional strategies to leverage our core licensing competencies and generate near-term revenues. We expect the results of these efforts, together with the benefits of our July 23, 2002 agreement with the University of Illinois and our October 28, 2002 agreement with patent litigation counsel discussed above, to keep CTT within the AMEX listing standards, but we cannot assure you that we will achieve our expectations.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. It does not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company is involved in four pending litigation matters, three of which are patent enforcement suits. They are detailed in
Note 7 to the accompanying financial statements.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets but not acquired in a business combination. The Company's adoption of this statement on August 1, 2002, did not have a material effect on its financial condition or results of operations.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company's adoption of this statement on August 1, 2002, did not have a material effect on its financial condition or results of operations.


Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 2002, under the caption "Risk Factors," and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of October 31, 2002. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of October 31, 2002.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.
                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in four pending litigation matters.
They are fully detailed in Note 7 to the accompanying Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     10.1 Amended Section 5(g) of registrant's 2000
          Directors Stock Option Plan.                   28

     99.1 Certification by the Principal Executive
          Officer of Competitive Technologies, Inc.
          pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).            29

     99.2 Certification by the Principal Financial
          Officer of Competitive Technologies, Inc.
          pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).            30

B)   Reports on Form 8-K

     On August 6, 2002, the Company filed a report on Form 8-K (date of earliest event reported July 16, 2002) under Item 5 and Item 7 to report its sale of all its interests related to E. L. Specialists, Inc. to MRM Acquisitions, LLC for $200,000, as previously reported under Item 15(b) in the Company's Form 10-K for the fiscal year ended July 31, 2002.

     On August 16, 2002, the Company filed a report on Form 8-K under Item 5 and Item 7 to report the August 13, 2002, opinion of the U. S. District judge for the District of Colorado awarding approximately $54 million plus interest from January 1, 2002, to the plaintiffs in the MaternaTM patent infringement litigation, as previously reported under Item 15(b) in the Company's Form 10-K for the fiscal year ended July 31, 2002.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.          COMPETITIVE TECHNOLOGIES,
INC.
(the Company)                      (the Company)

By /s/ John B. Nano                By /s/ Frank R. McPike, Jr.
John B. Nano                       Frank R. McPike, Jr.
President, Chief Executive         Executive Vice President,
Officer and Authorized Signer      Chief Financial Officer and
                                   Authorized Signer

Date: December 16, 2002

                           CERTIFICATIONS


I, John B. Nano, President and Chief Executive Officer of
Competitive Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Competitive Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                   /s/  John B. Nano
                                   John B. Nano, President
                                   and Chief Executive Officer
                                   Competitive Technologies, Inc.



I, Frank R. McPike, Jr., Executive Vice President, Chief Financial Officer and Treasurer of Competitive Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Competitive Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                   /s/  Frank R. McPike, Jr.
                                   Frank R. McPike, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer of Competitive
                                   Technologies, Inc.