Form 10-Q
period 2003-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2003-03-17
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act).  Yes ____.  No   X
..

Common Stock outstanding as of March 1, 2003 - 6,201,345 shares

Exhibit Index on sequentially numbered page 29 of 33.

               Page 1 of 33 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX


PART I.  FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       January 31, 2003 and July 31, 2002                        3

     Consolidated Statements of Operations for the
       three months ended January 31, 2003 and 2002              4

     Consolidated Statements of Operations for the
       six months ended January 31, 2003 and 2002                5

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 2003                             6

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 2003 and 2002                7

     Notes to Consolidated Financial Statements               8-16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          16-27

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      27

Item 4.  Controls and Procedures                                27


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  27-28
Item 4.   Submission of Matters to a Vote
            of Security Holders                                 28
Item 5.   Other Matters                                         29
Item 6.   Exhibits and Reports on Form 8-K                      29

Signatures                                                      29

Certifications                                               30-33


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 2003 and July 31, 2002
                                (Unaudited)

                                               January 31,     July 31,
                                                  2003          2002
ASSETS

Current assets:
  Cash and cash equivalents                   $    107,305   $   750,421
  Short-term investments                         1,100,849     2,136,874
  Accounts receivable                            1,929,818     1,199,483
  Notes receivable - E. L. Specialists, Inc.            --       200,000
  Prepaid expenses and other current assets        264,406       261,198
    Total current assets                         3,402,378     4,547,976

Property and equipment, at cost, net                39,729        42,877
Investments, at cost                               131,373     1,075,684
Intangible assets acquired, net                    704,487       733,246
    TOTAL ASSETS                              $  4,277,967   $ 6,399,783


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable, including $555
    payable to related parties in 2003        $    221,082   $  1,726,237
  Accrued liabilities                            1,583,273      1,680,903
    Total current liabilities                    1,804,355      3,407,140

Commitments and contingencies (Note 8)                                 --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      62,013         61,907
  Capital in excess of par value                26,747,229     26,893,287
  Treasury stock, at cost; 36,434
    shares at July 31, 2002                             --       (258,037)
  Accumulated deficit                          (24,396,305)   (23,765,189)

    Total shareholders' interest                 2,473,612      2,992,643

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  4,277,967   $  6,399,783

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 2003 and 2002
                                (Unaudited)

                                                  2003           2002

Revenue                                       $   833,004    $   797,189

Patent enforcement expenses, net of
  reimbursements                                  118,362        553,022
Personnel and other direct expenses
  relating to revenue, of which
  $555 and $32,957 were to
  related parties in 2003 and 2002,
  respectively                                    670,672        594,383
General and administrative expenses               515,787        296,929
                                                1,304,821      1,444,334
Operating loss                                   (471,817)      (647,145)

Impairment losses:
  On loans to E. L. Specialists, Inc.                  --       (519,200)
  On investment in NTRU Cryptosystems, Inc.      (944,000)            --
Interest income                                     6,105         26,677
Other income (expense), net                          (311)          (455)

Loss before minority interest                  (1,410,023)    (1,140,123)
Minority interest in losses of subsidiary              --        (26,936)

Net loss                                      $(1,410,023)   $(1,167,059)

Net loss per share:
  Basic and diluted                           $     (0.23)   $     (0.19)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,174,196      6,144,242

                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 2003 and 2002
                                (Unaudited)

                                                  2003           2002

Revenue                                       $ 1,214,762    $ 1,206,928

Patent enforcement expenses, net of
  reimbursements                                  153,505      1,184,637
Personnel and other direct expenses
  relating to revenue, of which
  $6,122 and $64,730 were to
  related parties in 2003 and 2002,
  respectively                                  1,410,668      1,045,912
General and administrative expenses               939,781        707,568
                                                2,503,954      2,938,117
Operating loss                                 (1,289,192)    (1,731,189)

Reversal of accounts payable exchanged
  for contingent note payable                   1,583,445             --
Impairment losses:
  On loans to E. L. Specialists, Inc.                  --       (519,200)
  On investment in NTRU Cryptosystems, Inc.      (944,000)            --
Interest income                                    18,942         71,625
Other income (expense), net                          (311)          (399)

Loss before minority interest                    (631,116)    (2,179,163)
Minority interest in losses of subsidiary              --        (26,936)

Net loss                                      $  (631,116)   $(2,206,099)

Net loss per share:
  Basic and diluted                           $     (0.10)   $     (0.36)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,166,284      6,141,797

                          See accompanying notes



                            PART I.  FINANCIAL INFORMATION (Continued)

                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statement of Changes in Shareholders' Interest
                            For the six months ended January 31, 2003
                                           (Unaudited)


                                Preferred Stock
                               Shares                 Common Stock      Capital in
                             issued and             Shares               excess of        Treasury Stock           Accumulated
                             outstanding   Amount   issued    Amount     par value    Shares held      Amount          Deficit

Balance - July 31, 2002          2,427    $60,675  6,190,785  $61,907   $26,893,287     (36,434)     $(258,037)   $(23,765,189)
  Stock issued under
    1996 Directors' Stock
    Participation Plan . . .                          10,560      106         1,813       4,440         30,181
  Stock issued under CTT's
    401(k) Plan. . . . . . .                                               (147,871)     31,994        227,856
  Net loss . . . . . . . . .                                                                                          (631,116)
Balance - January 31, 2003       2,427    $60,675  6,201,345  $62,013   $26,747,229          --      $      --    $(24,396,305)

                             See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 2003 and 2002
                                (Unaudited)

                                                  2003           2002
Cash flow from operating activities:
  Net loss                                    $  (631,116)   $(2,206,099)
    Noncash items included in net loss:
      Depreciation and amortization                95,474        103,319
      Minority interest                                --         26,936
      Stock compensation                           40,740         35,907
      Reversal of accounts payable exchanged
        for contingent note payable            (1,583,445)            --
      Impairment losses on investments and        944,000        519,200
        loans
      Other                                           311             --
    Net changes in various operating accounts:
      Receivables                                (730,335)       988,596
      Prepaid expenses and other current
        assets                                     (3,208)       (79,676)
      Accounts payable and accrued
        liabilities                                52,005       (862,916)
Net cash flow from operating activities        (1,815,574)    (1,474,733)


Cash flow from investing activities:
  Purchases of property and equipment, net        (13,567)       (26,232)
  Purchase of intangible assets                   (50,000)            --
  Proceeds from other short-term investments    1,036,025      2,181,345
  Investments in and loans to cost-
    method affiliates                                  --       (344,200)
  Sale of interests in E. L. Specialists, Inc.                   200,000
--
  Other, net                                           --        (26,936)
Net cash flow from investing activities         1,172,458      1,783,977

Net increase (decrease) in cash and cash
  equivalents                                    (643,116)       309,244
Cash and cash equivalents,(A) beginning
  of period                                       750,421        224,436
Cash and cash equivalents,(B) end of period   $   107,305    $   533,680


  (A) Does not include short-term investments of $2,136,874 and $4,793,441 in 2003 and 2002, respectively.

  (B) Does not include short-term investments of $1,100,849 and $2,612,096 in 2003 and 2002, respectively.

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

     The Company has incurred substantial losses and negative cash flows from operations for the periods ended January 31, 2003 and 2002, respectively. For the year ended July 31, 2002, the Company incurred a net loss of approximately $4,016,000 and negative cash flows from operating activities of approximately $1,666,000. Management expects that currently available funds and expected revenues will be sufficient to finance cash needs for our current material operating and enforcement activities at least into the third quarter of fiscal 2004. However, we cannot assure you that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

2.   Net Loss Per Share

     The following table sets forth the computations of basic and diluted net loss per share.

                                             Six months                  Quarter
                                          ended January 31,           ended January 31,
                                         2003          2002          2003           2002
Net loss applicable to common stock:
  Basic and diluted                  $  (631,116)  $(2,206,099)   $(1,410,023)  $(1,167,059)

  Weighted average number of common
    shares outstanding                 6,166,284     6,141,797      6,174,196     6,144,242
  Effect of dilutive securities:
    Stock options                             --            --             --            --
Weighted average number of common
  shares outstanding and dilutive
  securities                           6,166,284     6,141,797      6,174,196     6,144,242

Net loss per share of common stock:
  Basic and diluted                  $     (0.10)  $     (0.36)   $     (0.23)  $     (0.19)

    At January 31, 2003 and 2002, respectively, a total of options and warrants to purchase 997,767 and 650,267 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive (of total options and warrants outstanding of 997,767 and 650,267).

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

    CTT collected $200,000 from MRM on August 5, 2002, after which CTT had no remaining interest in ELS.

4.  Receivables

    Receivables were:
                                   January 31,          July 31,
                                      2003                2002

     Royalties                     $1,892,927          $1,158,685
     Other                             36,891              40,798
                                   $1,929,818          $1,199,483

5.   Investment in NTRU Cryptosystems, Inc.

     In March 2003, the NTRU Cryptosystems, Inc. (NTRU) Board of Directors approved a plan to redeem all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock. This will result in NTRU's former Preferred Stock holders owning approximately 40% of NTRU's outstanding common stock.

     Competitive Technologies, Inc. (CTT) is a minority investor in NTRU and currently owns 3,053,000 shares of NTRU common stock and 200,526 shares of NTRU Preferred Stock. At July 31 and October 31, 2002, CTT carried its investment in NTRU on the cost method at $1,034,381. CTT will exchange its NTRU Preferred Stock for approximately $90,000 in cash and will own approximately 10% of NTRU's outstanding common stock after the recapitalization plan is implemented.

     CTT recorded a charge of $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after its recapitalization.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet its customer's needs.


 6.  Intangible Assets Acquired

     The Company purchased additional patents during the first half of fiscal 2003 for $50,000. These patents are being amortized on a straight-line basis over their estimated remaining lives, approximately 18 years.

    The Company reported amortization expense of $78,759 in the first half of fiscal 2003 and expects to record annual amortization expense of approximately $158,000 for fiscal 2003, 2004, 2005, 2006, $111,000 for fiscal 2007, and $3,000 for fiscal 2008.

                                     January 31,      July 31,
                                        2003            2002
    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at adjusted cost               $1,687,067      $1,637,067
    Accumulated amortization           (982,580)       (903,821)
                                     $  704,487      $  733,246



7.   Accrued Liabilities

     Accrued liabilities were:
                                     January 31,      July 31,
                                        2003            2002

     Royalties payable               $1,161,675      $1,308,381
     Accrued professional fees          170,716          65,162
     Accrued compensation                94,455         157,416
     Deferred revenues                  106,667         106,667
     Other                               49,760          43,277
                                     $1,583,273      $1,680,903

8.   Contingencies

Contingent Obligation

     On October 28, 2002, the Company signed an agreement making any further payments to our former patent litigation counsel completely contingent on future receipts from Fujitsu. This contingent obligation is reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date (approximately $49,000 at January 31, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of fiscal 2003, we reversed from accounts payable $1,583,445 that was accrued at July 31, 2002. Since interest is also contingently payable, the Company has recorded no interest expense with respect to this note.

Litigation

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U. S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. The trial in this case is currently scheduled for October 2003.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, CTT bore the entire costs of lead counsel in this litigation. In December 2002, CTT was dismissed as co-plaintiff from this litigation but retains its economic interest in any potential favorable outcome.

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

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, and $132,000 prejudgment interest. If the Court's judgment is upheld in post-trial motions and on appeal, CTT will retain approximately $1,000,000 of damages awarded plus post-judgment interest at the statutory rate. This judgment is pending appeal and post-trial motions relating to awarding attorneys' fees to CTT.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has not recorded revenue in its financial statements to date for awarded damages, awarded enhanced damages or awarded interest from the Court's November 2002 judgment.

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp agreed to pay $250,000 (in twelve monthly installments of $20,824 each) for homocysteine assays performed from November 1, 2001 through October 31, 2002 (of which it has paid approximately $62,000). In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. At January 31, 2003, CTT had recorded total royalties of $403,408 (revenues of $161,363 in the second quarter of fiscal 2003 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties payable of $242,045) from LabCorp pursuant to this January 2003 Stipulated Order. LabCorp has appealed the November 2002 judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

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

     On August 13, 2002, the District Court judge awarded approximately $54 million, plus certain interest from January 1, 2002, to the plaintiffs, of which CTT's share would be approximately $6 million plus its proportionate share of interest.

     The defendant has appealed to the U.S. Court of Appeals for the Federal Circuit and posted a $59 million bond and plaintiffs have responded. CTT is unable to predict when this lawsuit will finally be settled or when it will receive its share of damages finally awarded, if any.

     CTT has recorded no potential judgment proceeds in its financial statements to date. The Company records expenses in connection with this suit as they are incurred.

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

     On November 4, 1991, a suit was filed in the Superior Court of the Judicial District of Fairfield, Connecticut, at Bridgeport by Bruce Arbeiter, Jeffrey A. Bigelow, Jeffrey W. Leiderman, Optical Associates, Limited Partnership and Optical Associates Management Corp. (OAMC) purportedly on behalf of all the limited partners of OALP, as plaintiffs, against Genetic Technology Management, Inc.
(GTM), University Optical Products Co., the Company, Jay Warren Blaker, L.W. Miles, A. Sidney Alpert, Frank R. McPike, Jr., Michael Behar, Bruce E. Langton, Arthur M. Lieberman and Harry Van Benschoten, as defendants. The complaint alleges, among other things, that in January 1989 the defendants, GTM, UOP and the Company, sold substantially all the assets of OALP to Unilens Corp. USA and disbursed only 4% of the sales price to OALP, all in violation of certain agreements, representations and legal obligations; that OALP is entitled to the full proceeds of the sale to Unilens; and that by vote of limited partners holding in excess of 80% of the capital interests of OALP, the limited partners have removed GTM as the general partner of OALP and replaced GTM with OAMC. The complaint claims, among other things, money damages (in an amount not specified in the claim for relief); treble and punitive damages (with no amounts specified); attorneys fees; an accounting; temporary and permanent injunctive relief; and judgment holding that OAMC was legally substituted for GTM as the general partner of OALP. Based upon all the facts available, management believes that the claims asserted in the suit are without merit, and the Company has vigorously defended against plaintiffs' claims. On September 14, 2001, the attorney referee recommended that the Court grant defendants' motion for dismissal, but plaintiffs objected. There has been no further action and no final order has yet been entered. Through January 31, 2003, the Company had received aggregate cash proceeds of approximately $1,011,000 from the January 1989 sale of UOP's assets to Unilens.

     CTT incurred no legal expenses related to this suit in the first half of either fiscal year.

9.   Related Party Transactions

     During the six months ended January 31, 2003 and 2002, CTT incurred charges of approximately $6,000 and $65,000, respectively, for consulting services (including expenses and use taxes) provided by one and two directors in the respective periods.

10.  Recently Issued Accounting Pronouncements

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

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement will be effective for the Company's third quarter ending April 30, 2003.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The Company will apply the initial recognition and measurement provisions on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

    In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities," to address consolidation by business enterprises of variable interest entities with certain characteristics. The Company is not involved in any arrangements that this Interpretation addresses.



             PART I.  FINANCIAL INFORMATION (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     We have rounded all amounts in this Item 2 to the nearest thousand dollars. In addition, all periods discussed in this Item 2 relate to our fiscal years ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31 respectively).

Critical Accounting Policies

     Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on the information available at the time and assumptions we believe are reasonable.

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

     We regularly apply this policy to our equity investments in privately held companies. We consider the investee's financial health (including cash position), business outlook (including product stage and viability to continue operations), recent funding activities, and business plan (including historical and forecast financial information). These investments are not readily transferable and our opportunities to liquidate them are limited and subject to many factors beyond our control, including circumstances internal to the investee and broader economic conditions.

     We also apply this policy regularly to all acquired intangible assets.

     See Notes 3, 7 and 14 to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2002, for complete discussions of the results of applying this policy in prior fiscal years. See Note 5 to the accompanying financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for complete discussions of the results of applying this policy in the current fiscal year.

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

Results of Operations - Three Months Ended January 31, 2003 (Second Quarter of 2003) vs. Three Months Ended January 31, 2002 (Second
Quarter of 2002)

Revenues

     Our revenues for the second quarter of 2003 were $833,000, which was $36,000 (4%) higher than in the second quarter of 2002.

     In the second quarter of 2003, $625,000 (75%) of our retained royalties were from three technologies: $287,000 (34%) from the homocysteine assay; $278,000 (33%) from gallium arsenide semiconductors; and $60,000 (7%) from the sexual dysfunction therapeutic. Increases in homocysteine assay royalties more than offset decreases in royalties from gallium arsenide semiconductors and other technologies.

     The increase in homocysteine assay royalties includes amounts for assays performed in several quarters by LabCorp ($161,000 under a stipulated order in the LabCorp litigation) and other clinical laboratories ($75,000 under license agreements made in the second quarter of 2003). LabCorp has appealed the judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely. See also Note 8 to the accompanying financial statements.

     The decrease in royalties from gallium arsenide semiconductors is due to expired licenses and certain licensees' lower sales.

     Although we have no royalties from EthyolTM (a chemotherapeutic mitigation agent) for the second quarter of 2003 (because we reached our $500,000 per calendar year maximum in the first quarter of
2003), we expect Ethyol royalties to resume in the third quarter of 2003.

     The last vitamin B12 assay patent expired in November 2002.

     Other changes in retained royalty revenues reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its second and fourth quarters have been higher than in its first and third quarters.

     Since much of our retained royalty revenue depends on our licensees' sales of licensed products, current economic conditions may reduce our royalties from them. However, we cannot predict either the timing or the amount of such potential changes, if any.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in the second quarter of 2003 were $118,000, which was $435,000 (79%) lower than in the second quarter of 2002. Our July 23, 2002, agreement with the University of Illinois (for the University to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu) substantially reduced our net patent enforcement expenses in the second quarter of 2003. Patent enforcement expenses are principally for outside litigation counsels' services in patent litigations where our clients and we have sued to enforce their and our patent rights. We have included details of progress and status in these cases in Note 8 to the accompanying financial statements.

     We have reclassified certain second quarter of 2002 amounts between personnel and other direct expenses relating to revenue and general and administrative expenses to conform to the presentation for 2003. We classify domestic and foreign patent legal expenses (net of reimbursements), amortization of intangible assets acquired, employee salaries and benefits, and marketing and consulting expenses related to technologies and specific revenue initiatives as personnel and other direct expenses relating to revenue. We classify directors' fees and expenses, public company expenses, professional service expenses (including corporate legal, litigation and audit), rent, and other general business and operating expenses as general and administrative expenses.

     Personnel and other direct expenses relating to revenue were $671,000 for the second quarter of 2003, which was $76,000 (13%) higher than in the second quarter of 2002. A reduction in recruiting expense partially offset increases in expenses for salaries and consultants we engaged (under agreements that are terminable with one week's notice) to assist us in developing specific revenue opportunities and strategic alliances and relationships.

     General and administrative expenses for the second quarter of 2003 were $516,000, which was $219,000 (74%) higher than in the second quarter of 2002. This increase reflects increases in corporate litigation expenses directly related to the SEC investigation (see Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended July 31, 2002 and Item 1 "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2003), investor relations, travel, marketing and professional service expenses. During this quarter, we participated in two international marketing events, including Korea Technomart 2002.

Impairment loss on investment in NTRU Cryptosystems, Inc. (NTRU)

     In March 2003, the NTRU Board of Directors approved a plan to redeem all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock. This will result in NTRU's former Preferred Stock holders owning approximately 40% of NTRU's outstanding common stock.

     Competitive Technologies, Inc. (CTT) is a minority investor in NTRU and currently owns 3,053,000 shares of NTRU common stock and 200,526 shares of NTRU Preferred Stock. At July 31 and October 31, 2002, CTT carried its investment in NTRU on the cost method at $1,034,000. CTT will exchange its NTRU Preferred Stock for approximately $90,000 in cash and will own approximately 10% of NTRU's outstanding common stock after the recapitalization plan is implemented.

     CTT recorded a charge of $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after its recapitalization.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet customer's needs for strong encryption, a small footprint and low processing requirements.

Impairment loss on loans to E. L. Specialists, Inc. (ELS)

     In the second quarter of 2002, CTT recorded an impairment loss of $519,200 against its notes receivable from ELS.

Interest income

     Interest income of $6,000 for the second quarter of 2003 was $21,000 (77%) lower than in the second quarter of 2002. Our average invested balance was approximately 57% lower and our weighted average interest rate was approximately 1.1% per annum compared with approximately 2.1% per annum in fiscal 2002.

Income taxes

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes. See Note 9 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2002.

Results of Operations - Six Months Ended January 31, 2003 (First
Half of 2003) vs. Six Months Ended January 31, 2002 (First Half of
2002)

Revenues

     Our total revenues for the first half of 2003 were $1,215,000, which was $8,000 (1%) higher than in the first half of 2002.

     In the first half of 2003, $861,000 (71%) of our retained royalties were from four technologies: $321,000 (26%) from the homocysteine assay, $312,000 (26%) from gallium arsenide semiconductors, $147,000 (12%) from Ethyol and $81,000 (7%) from the babesiosis vaccine. Increases in royalties from the homocysteine assay and Ethyol slightly more than offset decreases in royalties from gallium arsenide semiconductors, vitamin B12 assays and other technologies.

     Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. In the first quarter of 2003, our retained royalties from Ethyol reached our $500,000 per calendar year maximum.

     We discussed the increases in homocysteine assay royalties and decreases in royalties from gallium arsenide semiconductors, vitamin B12 assays and other technologies in the second quarter results above.

     On August 13, 2002, the District Court judge in the MaternaTM case awarded to the plaintiffs approximately $54 million plus certain interest from January 1, 2002, of which CTT's share would be approximately $6 million plus its proportionate share of interest. The defendant has appealed to the U.S. Court of Appeals for the Federal Circuit and posted a $59 million bond and plaintiffs have responded. We cannot predict when this lawsuit will finally be settled or when we will receive our share of damages finally awarded, if any. We have included details of progress and status in this case in Note 8 to the accompanying financial statements.

     The jury and judge in the U.S. District Court for the District of Colorado confirmed our client's and our homocysteine patent rights and found that LabCorp had willfully contributed to and induced infringement.

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, and $132,000 prejudgment interest. If the Court's judgment is upheld in post-trial motions and on appeal, CTT will retain approximately $1,000,000 of damages awarded plus post-judgment interest at the statutory rate. This judgment is pending appeal and post-trial motions relating to awarding attorneys' fees to CTT.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has not recorded revenue in its financial statements to date for awarded damages, awarded enhanced damages or awarded interest from the Court's November 2002 judgment.

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp agreed to pay $250,000 (in twelve monthly installments of $20,824 each) for homocysteine assays performed from November 1, 2001 through October 31, 2002 (of which it has paid approximately $62,000). In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. At January 31, 2003, CTT had recorded total royalties of $403,408 (revenues of $161,363 in the second quarter of fiscal 2003 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties payable of $242,045) from LabCorp pursuant to this January 2003 Stipulated Order. LabCorp has appealed the November 2002 judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

     Based on the Court's judgment, we believe we are entitled to royalties on all homocysteine assays performed by our licensees and others and we are aggressively pursuing potential licenses. However, we cannot assure you that we will ultimately prevail. We have included details of progress and status in this case in Note 8 to the accompanying financial statements.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in the first half of 2003 were $154,000, which was $1,031,000 (87%) lower than in the first half of 2002. Our July 23, 2002, agreement with the University of Illinois, our client, (for the University to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu) substantially reduced our net patent enforcement expenses in the first half of 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 8 to the accompanying financial statements.

     We have reclassified certain first half of 2002 amounts between personnel and other direct expenses relating to revenue and general and administrative expenses to conform to the presentation for 2003.

     Personnel and other direct expenses relating to revenue were $1,411,000 for the first half of 2003, which was $365,000 (35%)
higher than in the first half of 2002. A reduction in recruiting expense partially offset increases in expenses for salaries and consultants we engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships. During the first quarter of 2003, we paid discretionary bonuses (which were both approved and paid in the first quarter of 2003) in lieu of increasing base salaries for our professional staff.

     General and administrative expenses for the first half of 2003 were $940,000, which was $232,000 (33%) higher than in the first half of 2002. Expenses that increased were investor relations, travel, marketing, professional services and corporate litigation expenses directly related to the SEC investigation (see Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended July 31, 2002 and Item 1 "Legal Proceedings" in Part II of this quarterly Report on Form 10-Q for the quarter ended January 31,
2003). During the first half of 2003, we participated in three international marketing events.

Reversal of accounts payable exchanged for contingent note payable

     On October 28, 2002, the Company signed an agreement making future payments completely contingent on future receipts from Fujitsu. This contingent promissory note is payable to our former patent litigation counsel for $1,683,000 plus simple interest at the annual rate of 11% from the agreement date ($49,000 at January 31, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of 2003, we reversed from accounts payable $1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted income in the first quarter of 2003 and increased shareholders' interest.

     We discussed the impairment losses on our investment in NTRU
Cryptosystems, Inc. (2003) and loans to E. L. Specialists, Inc.
(2002) in the second quarter results above.

Interest income

     Interest income of $19,000 for the first half of 2003 was $53,000 (74%) lower than in the first half of 2002. Our average invested balance was approximately 53% lower and our weighted average interest rate was approximately 1.5% per annum compared with approximately 2.7% per annum in fiscal 2002.

Financial Condition and Liquidity

     At January 31, 2003, cash and cash equivalents of $107,000 were $643,000 lower than cash and cash equivalents of $750,000 at July
31, 2002. Operating activities used $1,816,000 and investing activities provided $1,172,000 in the first half of 2003.

     In addition, the Company held $1,101,000 in short-term investments at January 31, 2003 compared with $2,137,000 at July 31, 2002. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for the first half of 2003 included noncash charges of $1,080,000 comprising $944,000 for the impairment loss on investment in NTRU Cryptosystems, Inc., $95,000 for depreciation and amortization and $41,000 for stock compensation.
In addition, the reversal of accounts payable of $1,583,000 exchanged for a contingent note payable was a noncash credit.

     The most substantial changes in operating accounts were the $734,000 (63%) increase in royalties receivable, the $1,505,000 (87%) decrease in accounts payable and the $147,000 (11%) decrease in royalties payable. At January 31, 2003, amounts related to LabCorp under the stipulated order discussed in the second quarter results above included $331,000 royalties receivable and $199,000 royalties payable. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

     During the six months ended January 31, 2003, the Company sold $1,036,000 of short-term investments to support its operating and investing activities.

     In November 2002, the Company purchased certain intangible assets for $50,000 cash.

     Effective August 5, 2002, CTT sold and transferred all its interests related to E. L. Specialists, Inc. to MRM Acquisitions,
LLC for $200,000 cash it collected on August 5, 2002.

     At January 31, 2003, the Company's purchase commitments were less than $5,000.

     At January 31, 2003, the Company had no outstanding debt or available credit facility.

     In October 2002, the Company retained an investment banker to advise and assist the Company in obtaining additional debt and/or equity funding. Under this retainer (which either party currently may terminate at any time), the Company committed to pay $10,000 per month plus out-of-pocket expenses for six months plus certain fees payable only if CTT completes a financing transaction. The investment banker is assisting the Company in the offering described in the next paragraph.

     In February 2003, the Company began offering up to $5,000,000 aggregate principal amount of its 7.5% Senior Subordinated Notes due 2008 together with warrants to purchase shares of its common stock in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Notes and warrants will be sold only to "accredited investors" within the meaning of Rule 501 under the Securities Act. The Company will use the net proceeds of this offering for working capital and other general corporate purposes including funding CTT's technology commercialization strategy.
There can be no assurance that this offering will be successful.

     At January 31, 2003, we had net working capital of $1,598,000, which was $457,000 more than at July 31, 2002. Our accounts payable at July 31, 2002, included $1,583,000 of invoices we reversed in October 2002, as discussed above under "Reversal of accounts payable exchanged for contingent note payable."

     Based on our current expectations, we anticipate that currently available funds and expected revenues will be sufficient to finance cash needs for our current material operating and enforcement activities at least into the third quarter of fiscal 2004. However, we are considering additional opportunities to increase our cash resources. In addition to engaging the investment banker and offering the notes with warrants discussed above, we are pursuing an opportunity to potentially monetize a portion of our interest in the Materna judgment prior to its final resolution on appeal. We expect to determine the specific terms of such a transaction during the third or fourth quarter of 2003, when we will evaluate the economic costs and benefits carefully.

     We are also pursuing additional strategies to leverage our core licensing competencies and generate near-term revenues. During the first half of 2003, we obtained rights to license six new technologies. In addition to the new homocysteine licenses discussed above, we have granted two other licenses. We are also moving forward to develop certain strategic alliances and relationships.

     We intend to continue to monitor our operating and enforcement costs closely and to reduce them, if necessary, to meet these expectations. However, royalty revenues, costs of enforcement actions and expansion of our business are subject to many factors outside our control or that we cannot currently anticipate. Accordingly, we cannot assure you that our current expectations regarding the sufficiency of currently available funds and expected revenues will prove to be accurate.

     At January 31, 2003, CTT's shareholders' interest was $2,474,000. Under American Stock Exchange (AMEX) listing standards, if CTT sustains a net loss in 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, or if CTT has less than $2,000,000 shareholders' interest before July 31, 2003, the AMEX may consider suspending dealings in or de-listing CTT's common stock.
We cannot assure you that we will continue to meet these requirements.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets. We do not carry key person life insurance. There are no legal restrictions on payments of dividends by CTT.

     The Company is involved in four pending litigation matters, three of which are patent enforcement suits. They are detailed in
Note 8 to the accompanying financial statements.

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

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement will be effective for the Company's third quarter ending April 30, 2003.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The Company will apply the initial recognition and measurement provisions on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

    In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities," to address consolidation by business enterprises of variable interest entities with certain characteristics. The Company is not involved in any arrangements that this Interpretation addresses.

Forward-Looking Statements

     Statements about the Company's future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. These statements involve risks and uncertainties related to market acceptance of and competition for the Company's licensed technologies and other risks and uncertainties inherent in the Company's business, including those set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended July 31, 2002 under the caption "Risk Factors," and other factors that may be described in the Company's filings with the Securities and Exchange Commission, and are subject to change at any time. The Company's actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of January 31, 2003. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of January 31, 2003.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in four pending litigation matters.
They are fully detailed in Note 8 to the accompanying Consolidated Financial Statements.

     By letter of January 6, 2003, George C. J. Bigar, a former director of CTT, received a subpoena from the SEC seeking documents from July 1, 1998 to date in connection with the SEC's private investigation (detailed under Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended July 31, 2002) and setting a date for Mr. Bigar to testify before officers of the SEC. Mr. Bigar has produced the subpoenaed documents and completed his testimony before the SEC. The Company has assumed responsibility for Mr. Bigar's legal fees in this matter, which were approximately $12,000 to January 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held January
24, 2003, the following directors were elected:

Name                     Votes For           Votes Withheld

Richard E. Carver        5,095,870             502,285
George W. Dunbar, Jr.    4,512,102           1,086,053
Samuel M. Fodale         4,538,622           1,059,533
John B. Nano             5,134,170             463,985
Charles J. Philippin     4,571,422           1,026,733
John M. Sabin            4,458,077           1,140,078

     There were no broker non-votes.

     Also at the Company's annual meeting of stockholders held January 24, 2003, stockholders approved the proposal to amend the 1997 Employees' Stock Option Plan by increasing the number of shares of common Stock available for option grants under the Plan by 150,000 shares to a total of 1,025,000 shares. There were 4,138,029 shares voted for and 1,387,109 shares voted against this proposal, and 73,017 shares abstained. There were no broker non-votes on this matter.

     In addition, at the Company's annual meeting of stockholders held January 24, 2003, stockholders approved the proposal to amend the 2000 Directors Stock Option Plan by increasing the number of shares of Common Stock available for option grants under the Plan by 150,000 shares to a total of 400,000 shares. There were 4,110,775 shares voted for and 1,422,328 shares voted against this proposal, and 65,052 shares abstained. There were no broker non-votes on this matter.

Item 5.  Other Matters

     Effective February 7, 2003, CTT appointed Paul A. Levitsky (previously Associate General Counsel) as V. P. and General Counsel, replacing George M. Yahwak who resigned. Before joining CTT, Mr. Levitsky held progressive management positions during 15 years at Pitney Bowes Inc.

Item 6.  Exhibits and Reports on Form 8-K                Page

A)   Exhibits

      3.1 By-laws of the registrant as amended effective January 24, 2003, filed as
          Exhibit 4.2 to the registrant's registration statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

     10.1 1997 Employees' Stock Option Plan as amended
          January 24, 2003, filed as Exhibit 4.3 to the registrant's registration statement on Form
          S-8, File Number 333-102798 and hereby
          incorporated by reference.

     10.2 2000 Directors Stock Option Plan as amended
          January 24, 2003, filed as Exhibit 4.4 to the registrant's registration statement on Form
          S-8, File Number 333-102798 and hereby
          Incorporated by reference.

     99.1 Certification by the Principal Executive
          Officer of Competitive Technologies,
          Inc. pursuant to Section 906 of the
          Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).             30

     99.2 Certification by the Principal Financial
          Officer of Competitive Technologies, Inc.
          pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).             32

B)   Reports on Form 8-K

     On February 21, 2003, the Company filed a report on Form 8-
     K (date of earliest event reported February 7, 2003) under
     Item 5 to report a potential substantial write-down of its investment in NTRU.

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

Date: March 17, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                   /s/  Frank R. McPike, Jr.
                                   Frank R. McPike, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer of Competitive
                                   Technologies, Inc.