Form 10-Q/A
period 2003-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2003-03-17
CIK 102198

UNITED STATES
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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report for the quarterly period ended January 31, 2003 on Form 10-Q as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

Exhibit 99.1 Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
Exhibit 99.2 Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

This amendment adds Exhibits 99.1 and 99.2 to the filing and makes no other changes.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPETITIVE TECHNOLOGIES, INC.
                                   (the Registrant)


                                   By /s/  Frank R. McPike, Jr.
                                   Frank R. McPike, Jr.
                                   Executive Vice President,
                                   Chief Financial Officer, Director
                                   and Authorized Signer

Date: March 17, 2003



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

Common Stock outstanding as of March 1, 2003 - 6,201,345 shares

Exhibit Index on sequentially numbered page 30 of 36.

               Page 2 of 36 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX


PART I.  FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       January 31, 2003 and July 31, 2002                        4

     Consolidated Statements of Operations for the
       three months ended January 31, 2003 and 2002              5

     Consolidated Statements of Operations for the
       six months ended January 31, 2003 and 2002                6

     Consolidated Statement of Changes in
       Shareholders' Interest for the six
       months ended January 31, 2003                             7

     Consolidated Statements of Cash Flows for the
       six months ended January 31, 2003 and 2002                8

     Notes to Consolidated Financial Statements               9-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          17-28

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      28

Item 4.  Controls and Procedures                                28


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  28-29
Item 4.   Submission of Matters to a Vote
            of Security Holders                                 29
Item 5.   Other Matters                                         30
Item 6.   Exhibits and Reports on Form 8-K                      30

Signatures                                                      30

Certifications                                               31-34


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

     99.1 Certification by the Principal Executive
          Officer of Competitive Technologies,
          Inc. pursuant to Section 906 of the
          Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).              35

     99.2 Certification by the Principal Financial
          Officer of Competitive Technologies, Inc.
          pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350).              36

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

COMPETITIVE TECHNOLOGIES, INC.     COMPETITIVE TECHNOLOGIES,INC.
(the Company)                      (the Company)

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