Form 10-Q
period 2003-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2003-06-11
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2003

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

Common Stock outstanding as of June 1, 2003 - 6,201,345 shares

Exhibit Index on sequentially numbered page 28 of 39.

               Page 1 of 39 sequentially numbered pages




              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX



PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       April 30, 2003 and July 31, 2003                          3

     Consolidated Statements of Operations for the
       three months ended April 30, 2003 and 2002                4

     Consolidated Statements of Operations for the
       nine months ended April 30, 2003 and 2002                 5

     Consolidated Statement of Changes in
       Shareholders' Interest for the nine
       months ended April 30, 2003                               6

     Consolidated Statements of Cash Flows for the
       nine months ended April 30, 2003 and 2002                 7

     Notes to Consolidated Financial Statements               8-15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          16-26

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      27

Item 4.  Controls and Procedures                                27


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  27-28

Item 6.   Exhibits and Reports on Form 8-K                      28

Signatures                                                      29

Certifications                                               30-33





                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                     April 30, 2003 and July 31, 2002
                                (Unaudited)





                                                April 30,      July 31,
                                                  2003          2002
ASSETS

Current assets:
  Cash and cash equivalents                   $    434,378   $   750,421
  Short-term investments                         1,103,170     2,136,874
  Accounts receivable                              932,368     1,199,483
  Notes receivable - E. L. Specialists, Inc.            --       200,000
  Prepaid expenses and other current assets        284,314       261,198
    Total current assets                         2,754,230     4,547,976

Property and equipment, at cost, net                35,906        42,877
Investments, at cost                                42,996     1,075,684
Intangible assets acquired, net                    664,713       733,246
    TOTAL ASSETS                              $  3,497,845   $ 6,399,783


LIABILITIES AND SHAREHOLDERS' INTEREST

  Accounts payable                            $    276,263   $  1,726,237
  Accrued liabilities                            1,293,699      1,680,903
    Total current liabilities                    1,569,962      3,407,140

Commitments and contingencies (Note 9)                                 --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      62,013         61,907
  Capital in excess of par value                26,747,229     26,893,287
  Treasury stock, at cost; 36,434
    shares at July 31, 2002                             --       (258,037)
  Accumulated deficit                          (24,942,034)   (23,765,189)

    Total shareholders' interest                 1,927,883      2,992,643

    TOTAL LIABILITIES AND SHAREHOLDERS'
      INTEREST                                $  3,497,845   $  6,399,783


                          See accompanying notes




                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the three months ended April 30, 2003 and 2002
                                (Unaudited)



                                                  2003           2002

Revenue                                       $   659,455    $   547,278

Patent enforcement expenses, net of
  reimbursements                                  193,948        602,345
Personnel and other direct expenses
  relating to revenue, of which
  $47,900 were to related parties in 2002         707,358        542,435
General and administrative expenses               307,862        419,844
                                                1,209,168      1,564,624
Operating loss                                   (549,713)    (1,017,346)

Impairment loss:
  On investment in Digital Ink, Inc.                   --        (50,000)
Recovery of advances to Micro-ASI, Inc.                --         21,598
Interest income                                     3,984         13,869

Net loss                                      $  (545,729)   $(1,031,879)

Net loss per share:
  Basic and diluted                           $     (0.09)   $     (0.17)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,201,345      6,154,351



                          See accompanying notes




                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             for the nine months ended April 30, 2003 and 2002
                                (Unaudited)



                                                  2003           2002

Revenue                                       $ 1,874,217    $ 1,754,206

Patent enforcement expenses, net of
  reimbursements                                  347,453      1,786,982
Personnel and other direct expenses
  relating to revenue, of which
  $6,122 and $112,630 were to
  related parties in 2003 and 2002,
  respectively                                  2,118,026      1,588,347
General and administrative expenses             1,247,643      1,127,412
                                                3,713,122      4,502,741
Operating loss                                 (1,838,905)    (2,748,535)

Reversal of accounts payable exchanged
  for contingent note payable                   1,583,445             --
Impairment losses:
  On investment in NTRU                          (944,000)            --
  On loans to E. L. Specialists, Inc.                  --       (519,200)
  On investment in Digital Ink, Inc.                   --        (50,000)
Recovery of advances to Micro-ASI, Inc.                --         21,598
Interest income                                    22,926         85,494
Other income (expense), net                          (311)          (399)

Loss before minority interest                  (1,176,845)    (3,211,042)
Minority interest in losses of subsidiary              --        (26,936)

Net loss                                      $(1,176,845)   $(3,237,978)

Net loss per share:
  Basic and diluted                           $     (0.19)   $     (0.53)

Weighted average number of common
  shares outstanding:
    Basic and diluted                           6,176,359      6,145,889


                          See accompanying notes




                   PART I.  FINANCIAL INFORMATION (Continued)

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Interest
                    For the nine months ended April 30, 2003
                                   (Unaudited)

                                Preferred Stock
                               Shares                Common Stock      Capital in
                             issued and             Shares             excess of         Treasury Stock         Accumulated
                             outstanding   Amount   issued    Amount   par value     Shares held     Amount     Deficit

Balance - July 31, 2002         2,427     $60,675  6,190,785  $61,907  $26,893,287    (36,434)     $(258,037)  $(23,765,189)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . .                           10,560      106        1,813      4,440         30,181
  Stock issued under
    CTT's 401(k) Plan . . .                                               (147,871)    31,994        227,856
  Net loss. . . . . . . . .                                                                                      (1,176,845)
Balance - April 30, 2003        2,427     $60,675  6,201,345  $62,013  $26,747,229         --      $      --   $(24,942,034)


                             See accompanying notes




                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the nine months ended April 30, 2003 and 2002
                                (Unaudited)

                                                  2003           2002
Cash flow from operating activities:
  Net loss                                    $(1,176,845)   $(3,237,978)
    Noncash items included in net loss:
      Depreciation and amortization               141,971        151,577
      Minority interest                                --         26,936
      Stock compensation                           81,099         77,976
      Reversal of accounts payable exchanged
        for contingent note payable            (1,583,445)            --
      Impairment losses on investments and        944,000        569,200
        loans
      Recovery of advances to Micro-ASI, Inc.          --        (21,598)
      Other                                           311         (1,425)
    Net changes in various operating accounts:
      Receivables                                 267,115      2,205,958
      Prepaid expenses and other current
        assets                                    (23,116)       (51,550)
      Accounts payable and accrued
        liabilities                              (222,747)      (818,944)
Net cash flow from operating activities        (1,571,657)    (1,099,848)

Cash flow from investing activities:
  Purchases of property and equipment, net        (16,467)       (47,204)
  Purchase of intangible assets                   (50,000)            --
  Proceeds from other short-term investments    1,033,704      2,167,574
  Investments in and loans to cost-
    method affiliates                                  --       (100,000)
  Proceeds from (advances to)
    E. L. Specialists, Inc.                       200,000       (330,500)
  Proceeds from NTRU Cryptosystems, Inc.
    preferred stock                                88,377             --
  Other, net                                           --        (26,936)
Net cash flow from investing activities         1,255,614      1,662,934

Net increase (decrease) in cash and cash
  equivalents                                    (316,043)       563,086
Cash and cash equivalents,(A) beginning
  of period                                       750,421        224,436
Cash and cash equivalents,(B) end of period   $   434,378    $   787,522


  (A) Does not include short-term investments of $2,136,874 and $4,793,441 in 2003 and 2002, respectively.

  (B) Does not include short-term investments of $1,103,170 and $2,625,867 in 2003 and 2002, respectively.

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

     The Company has incurred substantial losses and negative cash flows from operations for the periods ended April 30, 2003 and 2002, respectively. For the year ended July 31, 2002, the Company incurred a net loss of approximately $4,016,000 and negative cash flows from operating activities of approximately $1,666,000. If we do not obtain sufficient additional cash resources before early July 2003, management plans to reduce cash expenses sufficiently to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. However, we cannot assure you that the Company will be able to obtain additional cash resources. Under this plan, the Company will implement certain cost reductions and cost containment actions to reduce operating costs.

2.   Per Share Computations

    The computation of per share amounts in each period presented is based on the weighted average number of common shares outstanding in the period. At April 30, 2003 and 2002, respectively, options and warrants to purchase 955,767 and 650,267 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Stock-Based Compensation

    The Company accounts for its stock-based compensation at its intrinsic value under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, the Company has recognized no compensation expense for options granted under its employees and directors stock option plans since the exercise price of all options granted under those plans was at least the market value of the underlying common stock on the grant date.

    If CTT had determined compensation expense for its option grants under its employees and directors stock option plans using the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's results would have been:

                                     Nine months                   Quarter
                                   ended April 30,              ended April 30,
                                  2003         2002           2003           2002
Net loss, as reported         $(1,176,845)  $(3,237,978)   $(545,729)   $(1,031,879)
Deduct total stock-based
  compensation determined
  under the fair value
  method, net of related
  tax effects                    (190,701)     (146,569)     (41,672)       (30,303)
Pro forma net loss            $(1,367,546)  $(3,384,547)   $(587,401)   $(1,062,182)
Net loss per share:
  Basic - as reported         $     (0.19)  $     (0.53)   $   (0.09)   $     (0.17)
  Basic - pro forma           $     (0.22)  $     (0.55)   $   (0.09)   $     (0.17)

  Diluted - as reported       $     (0.19)  $     (0.53)   $   (0.09)   $     (0.17)
  Diluted - pro forma         $     (0.22)  $     (0.55)   $   (0.09)   $     (0.17)

    The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

4.  Notes Receivable

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

5.  Receivables

    Receivables were:
                                    April 30,           July 31,
                                      2003                2002

     Royalties                     $  806,775          $1,158,685
     For NTRU preferred stock          88,377                  --
     Other                             37,216              40,798
                                   $  932,368          $1,199,483

6.   Investment in NTRU Cryptosystems, Inc.

     In April 2003, NTRU Cryptosystems, Inc. (NTRU) redeemed all outstanding shares of its Series A and Series B Preferred Stock
(NTRU Preferred Stock) in exchange for cash or NTRU common stock.

     Competitive Technologies, Inc. (CTT) is a minority investor in NTRU and currently owns 3,129,509 shares of NTRU common stock, including 76,509 shares received in April, 2003 (approximately 10% of NTRU's outstanding common stock.) At July 31 and October 31, 2002, CTT carried its investment in NTRU on the cost method at $1,034,381.

     CTT recorded a charge of $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after its recapitalization. CTT exchanged its NTRU Preferred Stock for $88,377 in cash (included in receivables at April 30, 2003; received May 5, 2003) and 76,509 shares of NTRU common stock.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet its customers' needs.

 7.  Intangible Assets Acquired

     The Company purchased additional patents during the first three quarters of fiscal 2003 for $50,000. These patents are being amortized on a straight-line basis over their estimated remaining lives, approximately 18 years.

    The Company reported amortization expense of $118,533 in the first three quarters of fiscal 2003 and expects to record annual amortization expense of approximately $158,000 for fiscal 2003, 2004, 2005, 2006, $111,000 for fiscal 2007, and $3,000 for fiscal
2008.

                                      April 30,       July 31,
                                        2003            2002
    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at adjusted cost               $ 1,687,067     $1,637,067
    Accumulated amortization          (1,022,354)      (903,821)
                                     $   664,713     $  733,246

8.   Accrued Liabilities

     Accrued liabilities were:
                                      April 30,       July 31,
                                        2003            2002

     Royalties payable               $  965,666      $1,308,381
     Accrued professional fees          155,000          65,162
     Accrued compensation               118,873         157,416
     Deferred revenues                       --         106,667
     Other                               54,160          43,277
                                     $1,293,699      $1,680,903

     The exclusive licensee terminated its license for the electrochromic display during the third quarter of fiscal 2003. As a result, we recognized $107,000 previously deferred revenue on this license and $50,000 in license termination fees.

9.   Contingencies

Contingent Obligation

     On October 28, 2002, the Company signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent obligation is reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date (approximately $93,000 at April 30, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of fiscal 2003, we reversed from accounts payable $1,583,445 that was accrued at July 31, 2002. Since interest is also contingently payable, the Company has recorded no interest expense with respect to this note.

Litigation

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U. S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. The trial in this case is currently scheduled for March 2004.

     Effective July 23, 2002, CTT and the University of Illinois agreed that the University of Illinois would take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, CTT bore the entire cost of lead counsel in this litigation. In December 2002, CTT was dismissed as co-plaintiff from this litigation but retains its economic interest in any potential favorable outcome.

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

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, and $132,000 prejudgment interest. If the Court's judgment is upheld in post-trial motions and on appeal, CTT will retain approximately $1,000,000 of damages awarded and post-judgment interest at the statutory rate. This judgment is pending appeal and post-trial motions relating to awarding attorneys' fees to CTT.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has not recorded revenue in its financial statements to date for awarded damages, awarded enhanced damages or awarded interest from the Court's November 2002 judgment. The Company records expenses in connection with this suit as they are incurred.

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp agreed to pay $250,000 (in twelve monthly installments of $20,824 each) for homocysteine assays performed from November 1, 2001 through October 31, 2002 (of which it has paid approximately $104,000). In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. At April 30, 2003, CTT had recorded total royalties of $514,735 (revenues of $205,894 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties paid or payable of $308,841) from LabCorp pursuant to this January 2003 Stipulated Order. LabCorp has appealed the November 2002 judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

Materna(TM)

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

     The defendant has appealed to the U.S. Court of Appeals for the Federal Circuit (CAFC) and posted a $59 million bond and plaintiffs have responded. The CAFC heard oral arguments in this appeal in June 2003. CTT is unable to predict when this lawsuit will finally be settled or when it will receive its share of damages finally awarded, if any.

     CTT has recorded no potential judgment proceeds in its financial statements to date. The Company records expenses in connection with this suit as they are incurred. See Note 11 to these Consolidated Financial Statements.


10.  Related Party Transactions

     During the nine months ended April 30, 2003 and 2002, CTT incurred charges of approximately $6,000 and $113,000, respectively, for consulting services (including expenses and use taxes) provided by one and two directors in the respective periods.

11.  Subsequent Events

Sale of potential Materna award

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. a portion of its potential $6 million from the patent infringement judgment against American Cyanamid Company in the Materna lawsuit. CTT received $600,000 cash in exchange for the first $1,290,000 (plus court awarded interest from May 19, 2003) of CTT's share of the potential award. CTT has no financial obligation to repay LawFinance. If CTT's share of the potential award is less than the amount sold to LawFinance, the entire amount would be paid to LawFinance and LawFinance would be paid in full. CTT granted LawFinance a security interest in CTT's share of the potential award. CTT retains the remaining anticipated approximately $4,710,000 proceeds from the potential award in addition to the $600,000 already received.

     CTT will include this $600,000 in revenue in its fourth quarter of fiscal 2003.

Optical Associates, Limited Partnership (OALP)

     This lawsuit (described in detail in Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2002) was dismissed on May 16, 2003.

     CTT incurred no legal expenses related to this suit in the first three quarters of either fiscal year.

12.  Recently Issued Accounting Pronouncements

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company has recognized impairment charges on investments in fiscal 2002 and 2003. However, the Company's adoption of this statement on August 1, 2002, did not affect the amount or timing of those impairment charges.

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement are effective for the Company's third quarter ended April 30, 2003; the Company made these disclosures in Note 3 above.




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

Results of Operations - Three Months Ended April 30, 2003 (Third
Quarter of 2003) vs. Three Months Ended April 30, 2002 (Third
Quarter of 2002)

Financial Results

     Our net loss for the third quarter of 2003 was $546,000 compared with $1,032,000 for the third quarter of fiscal 2002, an improvement of $486,000.

Revenues

     Our revenues for the third quarter of 2003 were $659,000, which was $112,000 (20%) higher than in the third quarter of 2002.

     In the third quarter of 2003, $532,000 (81%) of our retained royalties were from three technologies: $277,000 (42%) from Ethyol(TM) (a chemotherapeutic mitigation agent); $157,000 (24%) from the electrochromic display (a thin, flexible, low power flashing graphic display); and $99,000 (15%) from the homocysteine assay. Increases in royalties from these three technologies more than offset decreases in royalties from gallium arsenide semiconductors, Retin-A, vitamin B12 and other technologies.

     We recorded $277,000 royalties from Ethyol in the third quarter of fiscal 2003. These royalties are limited to $500,000 per calendar year.

     The exclusive licensee terminated its license for the electrochromic display during the third quarter of fiscal 2003. As a result, we recognized $107,000 previously deferred revenue on this license and $50,000 in license termination fees.

     The increase in homocysteine assay royalties results from assays performed by LabCorp and other recently licensed clinical laboratories. (See Note 9 to the accompanying consolidated financial statements.)

     The decrease in royalties from gallium arsenide semiconductors was principally due to expired licenses.

     The third quarter of fiscal 2002 included additional Retin-A royalties from a royalty audit.

     The last vitamin B12 assay patent expired in November 2002.

     Other changes in retained royalty revenues reflect changes in the timing of royalties reported by licensees and in licensees' sales of licensed products. Historically, the Company's royalty revenues in its first and third quarters have been lower than in its second and fourth quarters.

     Since much of our retained royalty revenue depends on our licensees' sales of licensed products, current economic conditions may affect our royalties from them. However, we cannot predict either the timing or the amount of such potential changes, if any.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in the third quarter of 2003 were $194,000, which was $408,000 (68%) lower than in the third quarter of 2002. Our July 23, 2002, agreement with the University of Illinois (for the University to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu) substantially reduced our net patent enforcement expenses in the third quarter of 2003. Patent enforcement expenses are principally for outside litigation counsels' services in patent litigations where our clients and we have sued to enforce their and our patent rights. We have included details of progress and status in these cases in Note 9 to the accompanying consolidated financial statements.

     We have reclassified certain 2002 amounts between personnel and other direct expenses relating to revenue and general and administrative expenses to conform to the presentation for 2003. We classify domestic and foreign patent legal expenses (net of reimbursements), amortization of intangible assets acquired, employee salaries and benefits, marketing and consulting expenses related to technologies and specific revenue initiatives as personnel and other direct expenses relating to revenue. We classify directors' fees and expenses, public company expenses, professional service expenses (including corporate legal, litigation and audit), rent, and other general business and operating expenses as general and administrative expenses.

     Personnel and other direct expenses relating to revenue were $707,000 for the third quarter of 2003, which was $165,000 (30%) higher than in the third quarter of 2002. We incurred higher expenses for salaries and consulting services in order to increase revenues by developing new revenue opportunities and strategic relationships and alliances. In the third quarter of 2003, we had approximately 15 full time equivalents compared with approximately 14 in the third quarter of 2002. Partially offsetting these increases was the absence of recruiting expenses. We incurred recruiting expenses in the third quarter of fiscal 2002 but not in the third quarter of fiscal 2003.

     General and administrative expenses for the third quarter of 2003 were $308,000, which was $112,000 (27%) lower than in the third quarter of 2002. This decrease reflects decreases in directors' fees and expenses due to our reduction to five independent directors compared to six in 2002, corporate legal and professional service expenses.

Interest income

     Interest income of $4,000 for the third quarter of 2003 was $10,000 (71%) lower than in the third quarter of 2002. Our average invested balance was approximately 49% lower and our weighted average interest rate was approximately 0.9% per annum compared with approximately 1.5% per annum in fiscal 2002.

Income taxes

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes. See Note 9 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2002.


Results of Operations - Nine Months Ended April 30, 2003 (Three
Quarters of 2003) vs. Nine Months Ended April 30, 2002 (Three
Quarters of 2002)

Financial Results

     Our net loss for the three quarters of 2003 was $1,177,000 compared with $3,238,000 for the three quarters of fiscal 2002, an improvement of $2,061,000. Our operating results improved $910,000 in addition to other improvements discussed below.

Revenues

     Our total revenues for the three quarters of 2003 were $1,874,000, which was $120,000 (7%) higher than in the three quarters of 2002.

     In the three quarters of 2003, $1,315,000 (70%) of our retained royalties were from four technologies: $423,000 (23%) from Ethyol, $420,000 (22%) from the homocysteine assay, $315,000 (17%) from gallium arsenide semiconductors, and $157,000 (8%) from the electrochromic display. Increases in royalties from the homocysteine assay and Ethyol more than offset decreases in royalties from gallium arsenide semiconductors and vitamin B12 assays.

     Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. We expect our retained royalties from Ethyol to reach our $500,000 per calendar year maximum for calendar 2003 in fiscal 2003.

     The increase in homocysteine assay royalties includes amounts for assays performed in several quarters by LabCorp ($206,000 under a stipulated order in the LabCorp litigation) and other clinical laboratories ($106,000 under license agreements made in the second quarter of 2003). LabCorp has appealed the judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely. See also Note 9 to the accompanying consolidated financial statements.

     We discussed the increase in electrochromic display royalties and decreases in royalties from gallium arsenide semiconductors, vitamin B12 assays and other technologies in the third quarter results above.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in the three quarters of 2003 were $347,000, which was $1,440,000 (81%)
lower than in the three quarters of 2002. Our July 23, 2002, agreement with the University of Illinois, our client, (for the University to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu) substantially reduced our net patent enforcement expenses in the three quarters of 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 9 to the accompanying consolidated financial statements.

     Personnel and other direct expenses relating to revenue were $2,118,000 for the three quarters of 2003, which was $530,000 (33%) higher than in the three quarters of 2002. A reduction in recruiting expense partially offset increases in expenses for salaries and consultants we engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships. In the three quarters of 2003 we had approximately 16 full time equivalents compared with approximately 13 in the three quarters of 2002. During the first quarter of 2003, we paid discretionary bonuses (which were both approved and paid in the first quarter of 2003) in lieu of increasing base salaries for our professional staff.

     General and administrative expenses for the three quarters of 2003 were $1,248,000, which was $120,000 (11%) higher than in the three quarters of 2002. Expenses that increased were investor relations, travel, marketing, public company and corporate litigation expenses directly related to the SEC investigation (see
Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended July 31, 2002 and Item 1 "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q for the quarter ended April 30, 2003). During the three quarters of 2003, we participated in five international marketing events. Directors' fees and expenses and professional services expenses decreased.

Reversal of accounts payable exchanged for contingent note payable

     On October 28, 2002, the Company signed an agreement making future payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent promissory note payable is for $1,683,000 plus simple interest at the annual rate of 11% from the agreement date ($93,000 at April 30, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of 2003, we reversed from accounts payable $1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted income in the first quarter of 2003 and increased shareholders' interest.

Impairment loss on investment in NTRU Cryptosystems, Inc. (NTRU)

     In April 2003, NTRU redeemed all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock.

     Competitive Technologies, Inc. is a minority investor in NTRU and currently owns 3,129,509 shares of NTRU common stock, including 76,509 shares received in April 2003 (approximately 10% of NTRU's outstanding common stock). At July 31 and October 31, 2002, CTT carried its investment in NTRU on the cost method at $1,034,000.
CTT exchanged its NTRU Preferred Stock for $88,377 in cash (included in receivables at April 30, 2003; received May 5, 2003) and 76,509 shares of NTRU common stock.

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

Other Items in 2002

     In the second quarter of 2002, CTT recorded an impairment loss of $519,200 against its notes receivable from E. L. Specialists, Inc. In the third quarter of 2002, CTT recorded a $50,000 impairment loss on its investment in Digital Ink, Inc. and recovery of $22,000 of advances to Micro-ASI, Inc.

Interest income

     Interest income of $23,000 for the three quarters of 2003 was $63,000 (73%) lower than in the three quarters of 2002. Our average invested balance was approximately 52% lower and our weighted average interest rate was approximately 1.3% per annum compared with approximately 2.3% per annum in fiscal 2002.

Financial Condition and Liquidity

     At April 30, 2003, the Company had no outstanding debt or available credit facility.

     On August 13, 2002, the District Court judge in the Materna(TM) case awarded the plaintiffs approximately $54 million plus certain interest from January 1, 2002, of which CTT's share would be approximately $6 million plus its proportionate share of interest. The defendant has appealed to the U.S. Court of Appeals for the Federal Circuit (CAFC) and posted a $59 million bond and plaintiffs have responded. The CAFC heard oral arguments in this appeal in June 2003. We cannot predict when this lawsuit will finally be settled or when we will receive our share of damages finally awarded, if any. We have included details of progress and status in this case in Note 9 to the accompanying consolidated financial statements.

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. a portion of its potential $6 million from the patent infringement judgment against American Cyanamid Company in the MaternaTM lawsuit. CTT received $600,000 cash in exchange for the first $1,290,000 (plus court awarded interest from May 19, 2003) of CTT's share of the potential award. CTT has no financial obligation to repay
LawFinance. If CTT's share of the potential award is less than the amount sold to LawFinance, the entire amount would be paid to LawFinance and LawFinance would be paid in full. CTT granted
LawFinance a security interest in CTT's share of the potential award. CTT retains the remaining anticipated approximately
$4,710,000 proceeds from this potential award in addition to the $600,000 already received.

     CTT will include this $600,000 in revenue in its fourth quarter of fiscal 2003. Since this transaction closed after April 30, 2003, it has not been reflected in the accompanying consolidated financial statements or the following discussion, which is as of April 30, 2003.

     At April 30, 2003, cash and cash equivalents of $434,000 were $316,000 lower than cash and cash equivalents of $750,000 at July 31, 2002. Operating activities used $1,572,000 and investing activities provided $1,256,000 in the three quarters of 2003.

     In addition, the Company held $1,103,000 in short-term investments at April 30, 2003 compared with $2,137,000 at July 31, 2002. These investments are available for our current operating, investing and financing needs.

     The Company's net loss for the three quarters of 2003 included noncash charges of $1,167,000 comprising $944,000 for the impairment loss on investment in NTRU Cryptosystems, Inc., $142,000 for depreciation and amortization and $81,000 for stock compensation.
In addition, the reversal of accounts payable of $1,583,000 exchanged for a contingent note payable was a noncash credit.

     The most substantial changes in operating accounts were the $352,000 (30%) decrease in royalties receivable, the $1,450,000 (84%) decrease in accounts payable and the $343,000 (26%) decrease in royalties payable. At April 30, 2003, amounts related to LabCorp under the stipulated order discussed in the three quarters results above included $146,000 royalties receivable and $266,000 royalties payable. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

     During the nine months ended April 30, 2003, the Company sold $1,034,000 of short-term investments to support its operating and investing activities.

     In November 2002, the Company purchased certain intangible assets for $50,000 cash.

     Effective August 5, 2002, CTT sold and transferred all its interests related to E. L. Specialists, Inc. to MRM Acquisitions,
LLC for $200,000 cash it collected on August 5, 2002.

     At April 30, 2003, the Company's purchase commitments were less than $5,000.

     In October 2002, we retained an investment banker to advise and assist the Company in obtaining additional debt and/or equity funding. Under this retainer (which either party currently may terminate at any time), the Company committed to pay $10,000 per month plus out-of-pocket expenses for six months plus certain fees payable only if CTT completes a financing transaction. The investment banker is assisting the Company in offering notes, warrants or other Company securities in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated under the Securities Act. These securities will be sold only to "accredited investors" within the meaning of Rule 501 under the Securities Act. The Company will use the net proceeds of this offering for working capital and other general corporate purposes including funding CTT's technology commercialization strategy. There can be no assurance that this offering will be successful.

     At April 30, 2003, we had net working capital of $1,184,000, which was $43,000 more than at July 31, 2002. Our accounts payable at July 31, 2002, included $1,583,000 of invoices we reversed in October 2002, as discussed above under "Reversal of accounts payable exchanged for contingent note payable."

     In addition to seeking debt and/or equity funding and exchanging a portion of our share of the potential Materna award for $600,000 in cash (both discussed in detail above), we seek to increase our cash resources by obtaining up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. Although the CAFC heard oral arguments in the Materna appeal in June 2003, we cannot predict when we might receive our anticipated approximately $4,710,000 potential award (which is net of the $1,290,000 sold to LawFinance), if at all. While receipt of that award would satisfy our cash requirements and fund our current level of operations until we could generate revenues to sustain our operations, we cannot rely on it for our near-term cash requirements.

     If we do not obtain sufficient additional cash resources before early July 2003, management plans to reduce cash expenses sufficiently to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. Under this plan, the Company will implement certain cost reductions and cost containment actions to reduce operating costs. The Company would continue to focus sales and marketing resources to identify and license technologies with near-term revenue potential. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If our initial reductions are insufficient or if our sales and marketing efforts do not generate sufficient cash, management would make further necessary reductions. Although we cannot assure you that we will be successful in these efforts, management believes that its plan will sustain the Company through at least fiscal 2005.

     At April 30, 2003, CTT's shareholders' interest was $1,928,000. Under American Stock Exchange (AMEX) listing standards, if CTT sustains a net loss in 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, or if CTT has less than $2,000,000 shareholders' interest before July 31, 2003, the AMEX may consider suspending dealings in or de-listing CTT's common stock. With the $600,000 transaction on May 19, 2003, we believe we currently meet the $2,000,000 AMEX listing requirement. However, we cannot assure you that we will continue to meet AMEX listing requirements.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets.

     The Company is involved in three pending patent enforcement litigation matters. They are detailed in Note 9 to the accompanying consolidated financial statements. The lawsuit described under "Optical Associates, Limited Partnership (OALP)" in Note 16 to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2002, was dismissed on May 16, 2003.

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

     See Notes 3, 7 and 14 to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2002, for complete discussions of the results of applying this policy in prior fiscal years. See Note 6 to the accompanying consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for complete discussions of the results of applying this policy in the current fiscal year.

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company has recognized impairment charges on investments in fiscal 2002 and 2003. However, the Company's adoption of this statement on August 1, 2002, did not affect the amount or timing of those impairment charges.

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement are effective for the Company's third quarter ended April 30, 2003; the Company made these disclosures in Note 3 to the accompanying Consolidated Financial Statements.


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


Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of April 30, 2003. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of April 30, 2003.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.




                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is involved in three pending litigation matters. They are fully detailed in Note 9 to the accompanying consolidated financial statements. The lawsuit formerly described under "Optical Associates, Limited Partnership (OALP)" was dismissed on May 16, 2003.

     By letters dated April 16, 2003, Richard E. Carver, George W. Dunbar, Jr., Charles J. Philippin, John M. Sabin, currently CTT directors, and Michael G. Bolton and Robert H. Brown, Jr., former CTT directors, each received a subpoena from the SEC seeking documents from July 1, 1998 to date in connection with the SEC's private investigation (detailed under Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended July 31, 2002) and setting dates for each named director or former director to testify before officers of the SEC. All named directors and former directors have produced the subpoenaed documents and completed testimony before the SEC. The Company has assumed responsibility for these directors' and former directors' related legal fees in the matter, which were approximately $27,000 to April 30, 2003.

     As reported in the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2003, by letter of January 6, 2003, George C. J. Bigar, a former director of CTT, also received a subpoena from the SEC seeking documents from July 1, 1998 to date in connection with the SEC's private investigation referenced above and setting a date for Mr. Bigar to testify before officers of the SEC. Mr. Bigar has produced the subpoenaed documents and completed his testimony before the SEC. The Company has assumed responsibility for Mr. Bigar's legal fees in this matter, which were approximately $24,000 to April 30, 2003.


Item 6.  Exhibits and Reports on Form 8-K              Page

A)   Exhibits

     10.1 Registrant's Annual Incentive Compensation
          Plan adopted March 28, 2003                  34-37

     99.1 Additional Exhibit - Certification by the
          Principal Executive Officer of
          Competitive Technologies, Inc. pursuant
          to Section 906 of the Sarbanes-Oxley Act
          of 2002 (18 U.S.C. 1350).                       38

     99.2 Additional Exhibit - Certification by the
          Principal Financial Officer of
          Competitive Technologies, Inc. pursuant
          to Section 906 of the Sarbanes-Oxley Act
          of 2002 (18 U.S.C. 1350).                       39

B)   Reports on Form 8-K

     On February 21, 2003, the Company filed a report on Form 8-
     K (date of earliest event reported February 7, 2003) under
     Item 5 to report a potential substantial write-down of its investment in NTRU.

     On May 28, 2003, the Company filed a report on Form 8-K (date of earliest event reported May 19, 2003) under Item 2, Item 5 and Item 7 to report the sale to LawFinance Group, Inc. of a $1,290,000 (plus court awarded interest from May 19, 2003) portion of its potential $6 million patent infringement judgment against American Cyanamid Company in the Materna(TM) lawsuit for $600,000 cash.

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

Date: June 11, 2003




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

Date: June 11, 2003

                              /s/  John B. Nano
                              John B. Nano, President
                              and Chief Executive Officer
                              Competitive Technologies, Inc.




I, Frank R. McPike, Jr., Executive Vice President and Chief
Financial Officer of Competitive Technologies, Inc., certify that:

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

Date: June 11, 2003


                              /s/  Frank R. McPike, Jr.
                              Frank R. McPike, Jr.
                              Executive Vice President and
                              Chief Financial Officer of
                              Competitive Technologies, Inc.