Form 10-K
period 2003-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2003-10-29
CIK 102198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended July 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

Exhibit Index on sequentially numbered page 69.

            Page 1 of 104 sequentially numbered pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  [ ]Yes   [x]No

     Based on the $2.33 closing price of the registrant's common stock on the American Stock Exchange on January 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $13,900,000.

     As of October 15, 2003, 6,201,345 shares of the registrant's common stock were outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE


     Incorporated Document              Location in Form 10-K

     Registrant's definitive proxy           Part III - Items 10,
     statement if filed within 120           11, 12, 13 and 14
     days after the end of the
     fiscal year covered by this
     Form 10-K



                                PART I

Item 1.  Business

Technology Commercialization Services

     Competitive Technologies, Inc. (the registrant, we, CTT or the Company), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. We provide technology transfer and licensing services focused on the technology needs of our customers and matching those requirements with commercially viable solutions. We identify, develop and commercialize innovative technologies in life, digital, nano and physical sciences developed by universities, companies, independent research institutions and individual inventors.

     We seek to maximize the value of intellectual property for the benefit of our customers, clients and shareholders by selling, licensing, or otherwise commercializing technologies from our clients' or our portfolio of intellectual property rights. We obtain customers' technology requirements and match them with effective technology solutions, bridging the gap between market demand and raw innovation. In a few cases, we are enforcing our clients' and our patent rights with respect to certain of our technologies.

     Our customers (licensees) pay license and royalty fees for licensed rights to use our clients' and our technologies. We also realize revenues from court awarded judgments and settlements of patent enforcement actions. We share these fees, judgments and settlements with our clients under our respective agreements with them.

     Our life science portfolio includes pharmaceuticals, biotechnologies, and medical devices. We include communications, semiconductors, Internet, e-commerce and consumer electronics technologies in our digital portfolio. Our physical science portfolio targets display, environmental and nano-technologies and smart/novel materials.

     On October 15, 2003, we employed 9 people (full-time equivalents). On June 30, 2003, the Company released its 2 full-time employees responsible for marketing technologies. Their responsibilities were reassigned to 4 consultants who also provided business development services under contracts with the Company during fiscal 2003. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, we rely on advice from technical and professional specialists to satisfy our clients' unique technology needs.

     The technologies that produced revenues equal to or exceeding 15% of our consolidated revenue for 2003, 2002 or 2001 were:

                                   2003       2002        2001

Ethyol(TM)                      $  647,000 $  391,000  $  228,000
Materna(TM)                     $  600,000 $        *           *
Homocysteine assay              $  584,000 $        *           *
Gallium arsenide, including
  laser diode                   $  508,000 $1,012,000  $2,190,000

As a percentage of retained royalties, they represented:

                                   2003       2002        2001

Ethyol                              20%        15%          *
Materna                             18%         *           *
Homocysteine assay                  18%         *           *
Gallium arsenide, including
  laser diode                       15%        39%         60%

* Amounts were less than 15% of revenues in these years.

     Ethyol is a chemotherapeutic mitigation agent licensed by Southern Research Institute (SRI) exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI pays CTT a share of Ethyol license income it receives, which payments are limited to $500,000 maximum in any calendar year. According to information reported by MedImmune, U.S. patents for Ethyol expire between July 2012 and June 2019. Since October 2001, when MedImmune began selling Ethyol directly in the United States, the underlying royalty base has been higher than when it sold Ethyol through a distributor. Our retained royalties from Ethyol in fiscal 2003 exceeded $500,000 because fiscal 2003 included $500,000 for calendar 2003 and $147,000 for calendar 2002.

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. (LawFinance) the first $1,290,000 (plus court awarded interest from May 19, 2003) of its potential share from the judgment in the Materna lawsuit for $600,000 cash. CTT granted LawFinance a security interest in CTT's share of the potential award. At July 31, 2003, CTT retained the remaining anticipated approximately $4,710,000 proceeds from the potential award in addition to the $600,000 received from LawFinance (see Item 3. Legal Proceedings and Note 16 to Consolidated Financial Statements).

     The homocysteine assay is used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine are a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. Our U.S. patent that covers this homocysteine assay expires in 2007. In the second quarter of fiscal 2003, we licensed this assay to two additional clinical laboratories and LabCorp began paying us under the terms of a January 2003 Stipulated Order (see also
Item 3. Legal Proceedings and Note 16 to Consolidated Financial Statements). Before that, we had ten homocysteine licenses (including one sublicense), which provided $171,000 and $203,000 of revenues in fiscal 2002 and 2001, respectively. Based on information we have obtained, we believe that the number of homocysteine assays performed is growing substantially. We continue our accelerated program to license laboratories performing homocysteine assays and manufacturers and distributors of automated homocysteine assays. We cannot predict if or when we will succeed in closing these additional license agreements or how the growth in volume will affect assay prices.

     Inventions employing gallium arsenide to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents have issued from March 1983 to May 1989 and expire from May 2001 to September 2006. These patents include a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics. We have licensed these inventions to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd. and Toshiba Corporation. These inventions are in current use according to information received from licensees and other sources. Approximately $156,000, $417,000 and $1,715,000 of retained royalties in fiscal 2003, 2002 and 2001, respectively, were from one U.S. licensee's sales of licensed product; the remaining $351,000, $595,000 and $475,000, respectively, were from several foreign licenses.

Retained Royalties from Foreign Sources

     We are developing relationships with Asian companies seeking technology solutions. Currently, our foreign operations are principally royalties received from foreign licensees. See Note 13 to Consolidated Financial Statements.

Investments

     From time to time in the past, in addition to providing other forms of assistance, we have funded certain development-stage companies to exploit specific technologies. In view of our financial condition, we discontinued that practice during the fourth quarter of fiscal 2002.

NTRU Cryptosystems, Inc.

     In April 2003, NTRU redeemed all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock.

     Competitive Technologies, Inc. is a minority investor in NTRU and currently owns 3,129,509 shares of NTRU common stock, including 76,509 shares received in April 2003 (approximately 10% of NTRU's outstanding common stock). CTT exchanged its NTRU Preferred Stock for $90,741 in cash ($88,377 received in May 2003 and $2,364 received in September
2003), and 76,509 shares of NTRU common stock.

     CTT recorded in other expense a charge of approximately $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after its recapitalization.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet customer's needs for strong encryption, a small footprint and low processing requirements.

E. L. Specialists, Inc. (ELS)

    Effective August 5, 2002, CTT sold and transferred all its interests related to ELS to MRM Acquisitions, LLC (MRM) for $200,000 cash. The Company recorded an impairment loss in other expense on its loans to ELS of $781,924 in fiscal 2002 ($519,200 in the second quarter and $262,724 in the fourth quarter). (In addition, CTT previously charged against other revenues from ELS approximately $75,000 deemed uncollectible in fiscal 2002.) The transferred interests included CTT's notes receivable in the face amount of $1,056,300 (plus interest) from ELS, its related security interest in ELS's intellectual property, all its other interests under agreements in connection with its notes receivable from ELS and CTT's interest in a technology servicing agreement related to ELS's intellectual property.

Code of Ethics

     The Board of Directors adopted CTT's Corporate Standards of
Conduct for all its directors, officers and employees in January 1999. A copy of it as amended to date is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Available Information

     We make available without charge copies of Competitive Technologies, Inc.'s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other of its reports filed with or furnished to the Securities and Exchange Commission (SEC) on or through our Company's website, www.competitivetech.net, as soon as reasonably practicable after their filing with the SEC. You may also request a paper copy of materials we file with the SEC by calling us at (203) 255-6044.

     You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or on the SEC's website, http://www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

Risk Factors

We cannot assure you that we will be successful in reducing cash expenses or increasing cash resources sufficiently to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources.

     At July 31, 2003, the Company's cash, cash equivalents and short-term investments of $1,504,295 were $1,383,000 lower than at July 31, 2002.

     The table below summarizes our consolidated cash, cash equivalents and short-term investments and changes therein for the five years ended July 31, 2003:

                                   2003             2002            2001         2000            1999
Net cash, cash equivalents
  and short-term
  investments                $ 1,504,295     $ 2,887,295     $ 5,017,877    $6,716,429     $ 5,498,486
Net increase (decrease)
  in cash, cash equivalents
  and short-term
  investments                $(1,383,000)    $(2,130,582)    $(1,698,552)   $1,217,943     $ 2,897,200

     The amounts and timing of the Company's future capital requirements will depend on many factors, including the results of the Materna, Fujitsu and LabCorp lawsuits (see Item 3, Legal Proceedings), the Company's marketing efforts, the pending SEC investigation (see
Item 3, Legal Proceedings) and the Company's fund raising efforts.

     Management has taken certain steps to reduce ongoing cash operating expenses (including fourth quarter fiscal 2003 staff reductions), to defer payment of certain liabilities, to make payment of certain obligations contingent upon receipt of revenues, and to sell additional portions of its share of the potential Materna award. In addition to seeking debt and/or equity funding, we also seek to increase our cash resources by obtaining substantial up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. We cannot predict when we might receive our anticipated approximately $4,710,000 potential Materna award (which is net of the $1,290,000 sold to LawFinance). While receipt of that award would satisfy our cash requirements and fund our current level of operations until we believe we could generate revenues to sustain our operations, we cannot rely on it for our current cash requirements.

     If we do not obtain sufficient additional cash resources in the next several months, management plans additional cash expense reductions sufficient to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. Under this plan, the Company will implement further cost reductions and cost containment actions to reduce operating costs. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If these reductions are insufficient or if our efforts do not generate sufficient cash, management would make further necessary reductions that could affect our ability to achieve our growth strategy. Although we cannot assure you that we will be successful in these efforts, management believes that its plan will sustain the Company at least into fiscal 2005.

Our auditor's opinion with respect to our financial statements as of and for the year ended July 31, 2003 includes an explanatory paragraph with respect to our ability to continue operating as a going concern.

     See Item 8, Financial Statements and Supplementary Data, Report of BDO Seidman, LLP.

We have generated relatively limited income and experienced operating and net losses in fiscal 2003, 2002, 2001 and prior to fiscal 1999.

     The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2003:

                                 2003            2002           2001          2000         1999
Operating income (loss)   $(1,017,973)    $(3,278,885)   $(2,232,361)   $  774,038   $  421,533
Net income (loss)         $(1,935,301)    $(4,016,428)   $(2,500,749)   $1,300,937   $2,919,384
Net cash flow from:
  Operating activities    $(1,604,910)    $(1,666,360)   $  (246,834)   $  458,295   $  626,083
  Investing activities    $ 2,259,104     $ 2,192,345    $  (586,941)   $ (993,362)  $ (979,646)
  Financing activities    $        --     $        --    $  (658,164)   $1,342,928   $ (361,843)
Net increase (decrease)
  in cash and cash
  equivalents             $   654,194     $   525,985    $(1,491,939)   $ 807,861    $ (715,406)

     The Company has incurred substantial operating and net losses in the three years ending July 31, 2003. Net patent enforcement expenses principally related to the Fujitsu and LabCorp litigations were $425,790, $2,132,090 and $2,474,017 in fiscal 2003, 2002 and 2001, respectively. Effective July 23, 2002, the University of Illinois took the lead and assumed the cost of lead counsel in the litigation against Fujitsu (see Item 3, Legal Proceedings). Previously we had borne the entire cost of lead counsel in this litigation. This reduced our net patent enforcement expenses substantially in fiscal 2003.

     On October 28, 2002, the Company signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent obligation was reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date (approximately $139,000 at July 31, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of fiscal 2003, we reversed from accounts payable $1,583,445 that was accrued at July 31, 2002 and recognized other operating income. Since interest is also contingently payable, the Company has recorded no interest expense with respect to this note.

     During fiscal 2003, the Company has focused its efforts and resources on increasing revenues to replace revenues from expiring licenses; however, these efforts and resources have not yet increased revenues sufficiently. In addition, the Company has incurred $494,000 cumulatively through July 31, 2003 for professional advice related to the ongoing SEC investigation (see Item 3, Legal Proceedings).

     To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams substantially greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. The time required to reach profitability is highly uncertain and we cannot assure you that the Company will be able to achieve profitability on a sustained basis, if at all.

     In addition, our future revenues and profits or losses depend on certain factors beyond our control, including technological changes and developments, economic cycles or the ability of our licensees to successfully commercialize our technologies. Consequently, we may not be able to generate sufficient revenues to be profitable.

We have received and responded to written "Wells Notices" dated June 12, 2003 from the staff of the Securities and Exchange Commission. However, until this matter is resolved, our ability to obtain debt or equity financing is restricted.

     On June 12, 2003, the staff of the Securities and Exchange Commission sent written "Wells Notices" indicating that the staff intended to recommend that the Commission bring a civil action against the Company and certain individuals (including the Company's then Chief Financial Officer, a director and a former director) in the matter of trading in the stock of the Company. The Company and the individuals have responded in writing to their respective "Wells Notices." The Company continues to cooperate with the Commission staff in this matter and awaits the staff's formal recommendation of what action, if any, should be brought against the Company by the Commission (see Item 3, Legal Proceedings).

     While this matter is pending, we have found our efforts to obtain debt or equity financing severely restricted and our operations and expenses negatively affected.

Our By-Laws provide that we will indemnify our directors, officers, employees and agents in certain circumstances. We carry directors' and officers' liability insurance (subject to deductibles) to reduce these financial obligations.

     Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC investigation and with complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Note 16 to Consolidated Financial Statements).

     We seek to limit and reduce our potential financial obligations for indemnification by carrying directors' and officers' liability insurance (subject to deductibles).

We received 71% of our retained royalties in fiscal 2003 from four technologies.

     In 2003, $2,339,000 (71%) of our 2003 revenues were from four technologies: $647,000 (20%) from Ethyol, $600,000 (18%) from our sale of the first $1,290,000 of CTT's share of the potential award in the Materna lawsuit, $584,000 (18%) from the homocysteine assay, and $508,000 (15%) from gallium arsenide semiconductors.

     Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol (a chemotherapeutic mitigation agent) directly in the United States rather than through a distributor. Our retained royalties from Ethyol reached our $500,000 per calendar year maximum for calendar 2003 in fiscal 2003. In the future, we expect to receive and record our total $500,000 per calendar year Ethyol retained royalties in our third and fourth fiscal quarters.

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. a portion of its potential $6 million from the patent infringement judgment against American Cyanamid Company in the Materna lawsuit.
CTT received $600,000 cash (recognized in retained royalty settlement revenue) in exchange for the first $1,290,000 (plus court awarded interest thereon from May 19, 2003) of CTT's share of the potential award. CTT has no financial obligation to repay LawFinance or to return any portion of the $600,000 received from LawFinance; accordingly, CTT recorded this amount as revenue. If CTT's share of a final award is less than the amount sold to LawFinance, the entire amount received would be paid to LawFinance and LawFinance would be deemed paid in full. CTT granted LawFinance a security interest in CTT's share of the potential award. At July 31, 2003, CTT retains the remaining anticipated approximately $4,710,000 proceeds from this potential award in addition to the $600,000 already received. See
Note 16 to Consolidated Financial Statements.

     The increase in homocysteine assay royalties includes amounts for assays performed in several quarters by LabCorp ($294,000 under a stipulated order in the LabCorp litigation) and other clinical laboratories ($132,000 under license agreements made in the second quarter of 2003). LabCorp has appealed the judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent of and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely. See Note 16 to Consolidated Financial Statements.

     Our 2003 royalties from gallium arsenide semiconductors were lower than in 2002 due to expiring licenses and licensees' much lower sales.

     Such a concentration of revenues makes our operations vulnerable to changes in any one of them, particularly to one-time, nonrecurring transactions such as the sale of a portion of our share of the potential award in the Materna lawsuit.

Certain of our licensed patents have recently expired or will expire in the near future and we may not be able to replace their royalty revenues.

     In fiscal 2003, we received royalties from licenses on thirty-three (33) patented technologies, excluding the $600,000 sale related to Materna. We expect royalties from nineteen (19) of those patented technologies to expire in the next five years. Those patented technologies represented approximately 44% of our revenue in fiscal 2003. Fiscal 2003 revenues of approximately $191,000 (6%), $359,000
(11%), and $891,000 (27%) were from patents expiring in fiscal 2003, 2004 and 2007, respectively. Loss of these royalties may adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources.

We are currently involved in lawsuits that have historically involved significant legal expenses. If the courts in these suits decide against us, this could have a materially adverse effect on our business, results of operations and financial condition.

     For a complete description of these lawsuits, see Item 3. Legal
Proceedings.

The AMEX may de-list our common stock.

     At July 31, 2003, CTT's shareholders' interest was $1,169,000. Under American Stock Exchange (AMEX) listing standards, since CTT sustained a net loss in 2003 and has less than $4,000,000 shareholders' interest at July 31, 2003, the AMEX may suspend dealings in or de-list CTT's common stock. We cannot predict when we might receive our anticipated approximately $4,710,000 potential award from the Materna lawsuit (which is net of the $1,290,000 sold to LawFinance). Since all of this $4,710,000 potential award would be recorded as revenue upon its receipt, it would increase our shareholders' interest. Raising additional equity financing or generating net income would also increase CTT's shareholders' interest. We cannot assure you if or when we will again meet AMEX listing requirements.

Our revenue growth depends on our ability to understand the technology requirements of our customers in the context of their markets. If we fail to understand their technology needs or markets, we limit our ability to meet those needs and to generate revenues.

     We believe that by focusing on the technology needs of our customers, we are better positioned to generate revenues by providing them technology solutions. In this way, our revenues are driven by the market demands of our customers. The better we understand their markets and requirements, the better we are able to identify and obtain effective technology solutions for our customers. Since we released our 2 full-time employees responsible for marketing technologies, we currently rely on our contract business development consultants to understand the technical, commercial and market demands, requirements and constraints of our customers and to identify and obtain effective technology solutions for them.

Our success depends on our ability to attract and retain key personnel.

     Our success depends on the knowledge, efforts and abilities of a small number of key personnel. John B. Nano, President, Chief Executive Officer and Chief Financial Officer, is currently our sole Executive Officer. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions and to negotiate and close license agreements. Competition for these personnel is intense and we cannot assure you that we will be able to attract and retain qualified personnel. If we were unable to hire and retain highly qualified professionals and consultants, our revenues, prospects, financial condition and future activities could be materially adversely affected.

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

     Further, we cannot be certain that our current or new relationships will provide the volume or quality of available new technologies necessary to sustain our business. In some cases, universities and other sources of new technologies seek to develop and commercialize these technologies themselves or through entities they develop, finance and/or control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources (potential clients) to whom we can market our services. If we are unable to secure new sources of technology, this could have a material adverse effect on our business, operating results and financial condition.

We receive most of our revenues from licensees over whom we have no control.

     We rely on royalties received from our licensees for revenues. The royalties we receive from our licensees depend on their efforts and expenditures and we have no control over their efforts or expenditures. Additionally, our licensees' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require licensees to advise us of problems they may encounter in attempting to develop commercial products and licensees usually treat such information as confidential. You should expect that licensees will encounter problems frequently. Our licensees' failure to resolve such problems may result in a material adverse effect on our operating results.

Our licensees, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially.

     Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (FDA). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S.A. and therefore we will not receive royalty income based on U.S. sales of the product.

If our clients and we are unable to protect the intellectual property underlying our licenses or to enforce our patents adequately, we may be unable to exploit such licensed patents or technologies successfully.

     Our success in earning revenues from licenses is subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that competitors may circumvent our licensed patents and thereby render our licensed patents uncommercial. In addition, when all patents underlying a license expire, our royalties from that license cease, and there can be no assurance that we will be able to replace those royalties with royalty revenues from other licenses.

Patent litigation has increased; it can be expensive and may delay or prevent our licensees' products from entering the market.

     Our clients and/or we pursue patent infringement litigation or interference proceedings against sellers of products that we believe infringe our patent rights. See Item 3. Legal Proceedings. Holders of conflicting patents or sellers of competing products may also challenge our patents in patent infringement litigation or interference proceedings.

     We cannot assure you that our clients and/or we will be successful in any such litigation or proceeding, and the results and costs of such litigation or proceeding may materially adversely affect our business, operating results and financial condition.

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

     Our success will depend upon, among other things, products meeting targeted cost and performance objectives for large-scale production, our licensees' ability to adapt technologies to satisfy industry standards, satisfy consumer expectations and needs and bring their products to market before the market is saturated. They may encounter unanticipated technical or other problems that result in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable and competitive. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from such new products.

Strong competition within our industry may reduce our client base.

     We compete with universities, law firms, venture capital firms and other technology commercialization firms for technology licensing opportunities. Many organizations offer some aspect of technology transfer services. This market is highly fragmented and participants are frequently focused on a specific technology area. Some of our competitors are well established and have more financial and human resources than we do.

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

Item 3. Legal Proceedings

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U.S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. On July 31, 2003, the judge in this case issued his Markman decision to determine the scope of and the interpretation of terms in the underlying patent claims. The Court has since stayed all issues in both the underlying case and the counterclaims except issues relating to summary judgment. At present, no trial is scheduled pending the outcome of summary judgment motions and possible appeal options.

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

     In September 2001, Fujitsu et al. filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware (subsequently dismissed and reinstituted in the Northern District of California). This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Northern District of California.

     CTT is unable to estimate the legal expenses or the loss it may incur or the possible damages it may recover in these suits, if any, and has recorded no potential judgment proceeds in its financial statements to date. The Company records expenses in connection with this suit as they are incurred.

LabCorp

     On May 4, 1999, Metabolite Laboratories, Inc. (MLI) and CTT (collectively plaintiffs) filed a complaint and jury demand against Laboratory Corporation of America Holdings d/b/a LabCorp (LabCorp) in the United States District Court for the District of Colorado. The complaint alleged, among other things, that LabCorp owes plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998, using methods falling within the claims of a patent owned by CTT. CTT licensed the patent non-exclusively to MLI and MLI sublicensed it to LabCorp. Plaintiffs claimed LabCorp's actions constitute breach of contract and patent infringement. The claim sought an injunction ordering LabCorp to perform all its obligations under its agreement, to cure past breaches, to provide an accounting of wrongfully withheld royalties and to refrain from infringing the patent. Plaintiffs also sought unspecified money and exemplary damages and attorneys' fees, among other things. LabCorp filed an answer and counterclaims alleging noninfringement, patent invalidity and patent misuse.

     The jury that heard this case in November 2001 confirmed the validity of CTT's patent rights and found that LabCorp willfully contributed to and induced infringement and breached its contract. In December 2001, the Court entered judgment affirming the jury's verdict.

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, $560,000 attorneys' fees and $132,000 prejudgment interest. If the Court's judgment is upheld on appeal, CTT will retain approximately $1,100,000 of damages awarded plus post-judgment interest at the statutory rate. The U.S. Court of Appeals for the Federal Circuit is scheduled to hear oral arguments in this case in November 2003.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has not recorded revenue in its financial statements to date for awarded damages, awarded enhanced damages, awarded attorneys' fees or awarded interest from the Court's November 2002 judgment. CTT will record these revenues, if any, when the awards are final and collectible. The Company records expenses in connection with this suit as they are incurred.

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp agreed to pay $250,000 (in twelve monthly installments of $20,824 each) for homocysteine assays performed from November 1, 2001 through October 31, 2002 (of which it has paid approximately $187,000). In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. For the year ended July 31, 2003, CTT recorded total royalties of $734,429 (revenues of $293,772 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties paid or payable of $440,657) from LabCorp pursuant to this January 2003 Stipulated Order. LabCorp has appealed the November 2002 judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

Materna(TM)

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert
H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company (now a subsidiary of Wyeth), defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share 18.2% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit.

     On July 7, 2000, the District Court concluded that Robert H.
Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment.

     On August 13, 2002, the District Court judge awarded approximately $54 million, plus certain interest from January 1, 2002, to the plaintiffs. The defendant has posted a $59 million bond.

     On September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit (CAFC) unanimously affirmed the August 13, 2002 judgment. The defendant has filed an appeal requesting a rehearing or a rehearing en banc (before the full bench).

     Based on the language of the September 3, 2003 judgment, CTT's management believes there is a reasonable possibility the Company will receive its share of damages finally awarded, approximately $4.7 million at July 31, 2003, plus its proportionate share of interest. CTT has recorded no potential judgment proceeds in its financial statements to date. CTT will record revenue for judgment proceeds when it receives them.

Optical Associates, Limited Partnership (OALP)

     This lawsuit (described in detail in Note 16 to Consolidated
Financial Statements in the Company's Annual Report on Form 10-K for the year ended July 31, 2002) was dismissed on May 16, 2003.

SEC Investigation

     By letter of May 17, 2001, CTT received a subpoena from the Securities and Exchange Commission (SEC) seeking certain documents in connection with the SEC's private investigation captioned "In the Matter of Trading in the Securities of Competitive Technologies, Inc."

     On June 12, 2003, the staff of the Securities and Exchange Commission sent written "Wells Notices" to the Company, Frank R. McPike, Jr., (then the Company's Executive Vice President and Chief Financial Officer), Samuel M. Fodale (a director of the Company) and George C. J. Bigar (a former director of the Company). The "Wells Notices" indicated that the staff intended to recommend that the Commission bring a civil action against the Company and the individuals in the matter of trading in the stock of the Company, which the Company believes relates to the Company's stock repurchase program under which the Company repurchased shares of its stock from time to time during the period from October 28, 1998 to March 22, 2001.

     The Company, Mr. McPike, Mr. Fodale and Mr. Bigar have responded in writing to their respective "Wells Notices." The Company continues to cooperate with the Commission staff in this matter and awaits notice of the staff's formal recommendation of what action, if any, should be brought against the Company by the Commission.

     CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced if it is ultimately determined that he is not entitled to be indemnified by CTT as authorized by Article IV. As of July 31, 2003, the Company has advanced $58,000 and accrued an additional $40,000 for Mr. Fodale pursuant to this agreement.

     As of July 31, 2003, the Company has also paid $210,000 and accrued an additional $185,000 for the Company's, the Company's current directors' (excluding Mr. Fodale), Mr. McPike's, Mr. Bigar's and two other former directors' related legal fees in the matter, which were in the aggregate approximately $395,000 to July 31, 2003. Cumulative fees for current or former director (except Mr. Fodale) individually exceeded $60,000 at July 31, 2003.

     The Company may receive reimbursement of certain of these fees in excess of the deductible from its directors' and officers' liability insurance policy. The Company will record any reimbursements for these expenses when they are received.

Other

     By letter dated October 7, 2003, the U.S. Department of Labor notified CTT that certain former employees had filed complaints alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, also known as the Sarbanes-Oxley Act. The complainants request that the Occupational Safety and Health Administration (OSHA) investigate and, if appropriate, prosecute such violations and request OSHA assistance in obtaining fair and reasonable reimbursement and compensation for damages. The Company believes the claims are without merit and is preparing its response to the complaints. It cannot estimate the final outcome of these complaints or the related legal or other expenses it may incur.

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

     Fiscal Year Ended July 31, 2003         High      Low

          First Quarter                      $3.84     $1.82
          Second Quarter                      3.50      1.80
          Third Quarter                       2.40      1.76
          Fourth Quarter                      2.12      1.49

     Fiscal Year Ended July 31, 2002         High      Low

          First Quarter                      $6.25     $2.60
          Second Quarter                      4.45      2.30
          Third Quarter                       3.60      2.37
          Fourth Quarter                      3.00      1.82

     (b) Holders. At October 15, 2003 there were approximately 700 holders of record of the Company's common stock.

     (c) Dividends. No cash dividends were declared on the Company's common stock during the last two fiscal years.

     (d) Securities authorized for issuance under equity compensation plans. The following table sets forth information about the Company's equity compensation plans as of July 31, 2003.

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

Equity
  compensation
  plans
  approved
  by security
  holders           943,267                $ 5.08            590,331

Equity
  compensation
  plans not
  approved
  by security
  holders              None         Not applicable              None

                         COMPETITIVE TECHNOLOGIES, INC.
                         Selected Financial Data (1) (5)
                           For the years ended July 31



Item 6.  Selected Financial Data

                                        2003          2002          2001         2000           1999
Retained royalties                  $ 2,692,933   $ 2,570,931   $ 3,637,764   $ 3,202,194   $ 3,463,176
Retained royalty settlement (2)         600,000            --            --       736,375            --
Other revenues                               --        25,000         3,520       174,298       176,148
       Total revenues               $ 3,292,933   $ 2,595,931   $ 3,641,284   $ 4,112,867   $ 3,639,324

Operating income (loss) (2)(3)      $(1,017,973)  $(3,278,885)  $(2,232,361)  $   774,038   $   421,533

Net income (loss) (4)               $(1,935,301)  $(4,016,428)  $(2,500,749)  $ 1,300,937   $ 2,919,384

Net income (loss) per share:
  basic and diluted                 $     (0.31)        (0.65)  $     (0.41)  $      0.21   $      0.49

Weighted average number of common
  shares outstanding:
    Basic                             6,182,657     6,148,022     6,135,486     6,079,211     5,982,112
    Diluted                           6,182,657     6,148,022     6,135,486     6,187,407     6,009,701

At year end:
Cash, cash equivalents
  and short-term investments        $ 1,504,295   $ 2,887,295   $ 5,017,877   $ 6,716,429   $ 5,498,486
Total assets                        $ 2,952,501   $ 6,399,783   $10,640,873   $12,093,965   $ 8,959,021
Long-term obligations               $        --   $        --   $        --   $        --   $        --
Shareholders' interest              $ 1,169,427   $ 2,992,643   $ 6,967,746   $ 9,928,112   $ 7,180,286

(1) Should be read in conjunction with Consolidated Financial Statements and Notes thereto.

(2) Fiscal 2003 includes $600,000 exchanged for the first $1,290,000 of CTT's share of the potential award in the Materna lawsuit (see Note 16 to Consolidated Financial Statements) and reversal of approximately $1,583,000 that was charged to patent enforcement expense in fiscal 2002 (see Note 16
    to Consolidated Financial Statements).   Fiscal 2000 includes $736,375 for
    royalty participation exchanged for NTRU common stock (see Note 3 to Consolidated Financial Statements).

(3) In fiscal 2003, includes $341,000 of corporate legal expenses directly related to the SEC investigation (See Item 3, Legal Proceedings).

(4) Includes approximately $944,000 impairment loss on investment in NTRU Cryptosystems, Inc. in fiscal 2003 (see Note 3 to Consolidated Financial Statements), $781,924 loan impairment loss on E. L. Specialists, Inc. in 2002, $600,000 investment and loan impairment loss on Micro-ASI, Inc. in 2001 and $2,313,227 gain on sale of investment in NovaNET Learning, Inc. in 1999.

(5) No cash dividends were declared or paid in any year presented.



Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     We have rounded all amounts in this Item 7 to the nearest thousand dollars. In addition, all periods discussed in this Item 7 relate to our fiscal years ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31 respectively).

Results of Operations - 2003 vs. 2002

Financial Results

     Our net loss for 2003 was $1,935,000 compared with $4,016,000 for 2002, an improvement of $2,081,000. Our operating results improved $2,261,000 from a loss of $3,279,000 for 2002 to $1,018,000 for 2003 as discussed below.

Revenues

     Our total revenues for 2003 were $3,293,000, which was $697,000 (27%) higher than in 2002. Retained royalty settlement revenues of $600,000 in 2003 were from the sale of $1,290,000 of our potential award in the Materna lawsuit discussed below. Excluding this $600,000, revenues increased 4% over 2002.

     In 2003, $2,339,000 (71%) of our revenues were from four technologies: $647,000 (20%) from Ethyol(TM), $600,000 (18%) from the sale discussed above, $584,000 (18%) from the homocysteine assay, and $508,000 (15%) from gallium arsenide semiconductors.

     Ethyol's royalty base is higher since October 2001 when the licensee began selling Ethyol directly in the United States rather than through a distributor. Our retained royalties from Ethyol reached our $500,000 per calendar year maximum for calendar 2003 in fiscal 2003. In the future, we expect to receive and record our total $500,000 per calendar year Ethyol retained royalties in our third and fourth fiscal quarters.

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. a portion of its potential $6 million from the patent infringement judgment against American Cyanamid Company in the Materna(TM) lawsuit. CTT received $600,000 cash (recognized in retained royalty settlement revenue) in exchange for the first $1,290,000 (plus court awarded interest thereon from May 19, 2003) of CTT's share of the potential award. CTT has no financial obligation to repay LawFinance or to return any portion of the $600,000 received from LawFinance; accordingly, CTT recorded this amount as revenue. If CTT's share of a final award is less than the amount sold to LawFinance, the entire amount received would be paid to LawFinance and LawFinance would be deemed paid in full. CTT granted LawFinance a security interest in CTT's share of the potential award. At July 31, 2003, CTT retains the remaining anticipated approximately $4,710,000 proceeds from this potential award in addition to the $600,000 already received.

     The increase in homocysteine assay royalties includes amounts for assays performed in several quarters by LabCorp ($294,000 under a stipulated order in the LabCorp litigation) and other clinical laboratories ($132,000 under license agreements made in the second quarter of 2003). LabCorp has appealed the judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent of and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely. See Note 16 to Consolidated Financial Statements.

     The exclusive licensee terminated its license for the electrochromic display during the third quarter of fiscal 2003. As a result, we recognized $107,000 previously deferred revenue on this license and $50,000 in license termination fees.

     The last vitamin B12 patent expired in November 2002. As a result, our 2003 revenues (which include final royalty payments under these licenses) declined $149,000 from our 2002 royalties.

     Our 2003 royalties from gallium arsenide semiconductors were lower than in 2002 due to expiring licenses and licensees' much lower sales.

Operating expenses

     Patent enforcement expenses, net of reimbursements, in 2003 were $426,000, which was $1,706,000 (80%) lower than in 2002. Our
July 23, 2002, agreement with the University of Illinois, our client, (for the University to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu) substantially reduced our net patent enforcement expenses in 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 16 to Consolidated Financial Statements.

     Personnel and other direct expenses relating to revenue were $3,418,000 for 2003, which was $1,176,000 (52%) higher than in
2002. A reduction of $118,000 in recruiting expense partially offset increases of $774,000 in expenses for salaries and benefits and for consultants we engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships.
In 2003 we had approximately 16 full-time equivalents compared with approximately 13 in 2002. In the fourth quarter of 2003, we recorded $482,000 of impairment charges related to intangible assets principally due to the uncertainty of future revenues from the ribozyme technology. In the fourth quarter of 2002, we recorded $156,000 of impairment charges related to intangible assets.

     General and administrative expenses for 2003 were $2,051,000, which was $549,000 (37%) higher than in 2002. Expenses that increased were corporate legal expenses directly related to the SEC investigation (increased $252,000) (see Note 16 to Consolidated Financial Statements), financing (increased $192,000) and investor relations (increased $107,000). We had expected to charge $196,000 of financing costs incurred since October 2002 against the proceeds of a debt or equity financing in 2003. We expensed them in the fourth quarter of 2003 since the placement memorandum was no longer current and we have not yet obtained funding.

Reversal of accounts payable exchanged for contingent note payable

     On October 28, 2002, the Company signed an agreement making future payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent promissory note payable is for $1,683,000 plus simple interest at the annual rate of 11% from the agreement date ($139,000 at July 31, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of 2003, we reversed from accounts payable $1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted other operating income in the first quarter of 2003 and increased shareholders' interest.

Other expense

Impairment loss on investment in NTRU Cryptosystems, Inc. (NTRU)

     In April 2003, NTRU redeemed all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock.

     Competitive Technologies, Inc. is a minority investor in NTRU and currently owns 3,129,509 shares of NTRU common stock, including 76,509 shares received in April 2003 (approximately 10% of NTRU's outstanding common stock). CTT exchanged its NTRU Preferred Stock for $90,741 in cash ($88,377 received in May 2003 and $2,364 received in September 2003), and 76,509 shares of NTRU common stock.

     CTT recorded other expense of $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after its recapitalization.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet customer's needs for strong encryption, a small footprint and low processing requirements.

     Interest income of $27,000 for 2003 was $71,000 (73%) lower than in 2002. Our average invested balance was approximately 49% lower and our weighted average interest rate was approximately 1.2% per annum compared with approximately 2.2% per annum in 2002.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes. See Note 9 to Consolidated Financial Statements.

Results of Operations - 2002 vs. 2001

      Our total revenues for fiscal 2002 were $2,596,000, which was $1,045,000 (29%) lower than for fiscal 2001.

     For fiscal 2002, retained royalties were $2,571,000, which was $1,067,000 (29%) lower than for fiscal 2001. In fiscal 2002, approximately $1,838,000 (71%) of our retained royalties were from four technologies: $1,012,000 (39%) from gallium arsenide patents (including a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics); $391,000 (15%) from Ethyol (a chemotherapeutic mitigation agent); $264,000 (10%) from the vitamin B12 assay; and $171,000 (7%) from the homocysteine assay.

       Retained royalties from the gallium arsenide semiconductor inventions (which include laser diode applications) for fiscal 20 02 were approximately $1,012,000 compared with approximately
$2,190,000 for fiscal 2001, a decline of approximately $1, 178,000 (54%). This reflects lower telecom industry sales partially offset by higher DVD product sales. Most of our royalties from these inventions are reported semi-annually in the second and fourth fiscal quarters.

     Retained royalties were also lower because a licensee (which had previously been paying $100,000 minimum pre-market annual retained royalties in prior fiscal years) terminated its license and therefore paid no minimum in fiscal 2002. Also lower were retained royalties from homocysteine and expiring vitamin B12 assay patents (our last vitamin B12 assay patent expired in November
2002). A homocysteine licensee that had been paying certain royalties in fiscal 2001 began withholding those royalties in fiscal 2002, taking a position similar to LabCorp's position.

     Retained royalty increases from other technologies partially offset these reductions. Royalties from Ethyol in fiscal 2002 increased approximately $163,000 (71%) over fiscal 2001. Other increases included higher minimum royalties on licenses of our sunless tanning technology and a treatment for sexual dysfunction, one-time royalties from a Retin-A(TM) royalty audit and earned royalties from a new license in 2002.

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

     In fiscal 2002 we employed 13 people (full-time equivalents) compared with 11 in fiscal 2001. We increased our professional staff and reduced consultants compared with fiscal 2001.
Recruiting expenses in fiscal 2002 (to search for a new President and Chief Executive Officer) were higher than those for professional staff hired in fiscal 2001. Corporate legal expenses were higher due in part to legal expenses related to an SEC investigation, (see Note 16 to Consolidated Financial Statements) and increased legal services related to certain contractual matters with a client.

     Patent enforcement expenses, net of reimbursements, in fiscal 2002 were $2,132,000, which was $342,000 (14%) lower than in fiscal 2001. Patent enforcement expenses were principally for outside litigation counsels' services in the three patent litigations (Fujitsu, LabCorp and Materna, two of which were active in fiscal
2002) in which our clients and/or we have sued to enforce their and our patent rights. The level of activity in these two cases was lower in fiscal 2002 than in fiscal 2001.

     In fiscal 2002 we paid a client $201,000 as reimbursement of certain of our previously deducted patent enforcement expenses. We included this charge in patent enforcement expenses in fiscal 2002. If and when the related enforcement action is settled, we are entitled to reimbursement of these and additional litigation expenses we have then incurred from any recovery we receive as a result of the litigation and from subsequent income from the related patents.

     Personnel and other direct expenses relating to revenue were $2,241,000 for 2002, which was $398,000 (22%) higher than in 2001.
This increase principally reflects increased costs for salaries and recruiting expenses. It also includes approximately $156,000 of intangible asset impairment charges in fiscal 2002 (see Note 7 to Consolidated Financial Statements).

     General and administrative expenses for 2002 were $1,501,000, which was $55,000 (4%) lower than in 2001. Reductions in acquisition costs, audit and tax fees, directors' fees and expenses and depreciation were partially offset by increases in legal expenses directly related to the SEC investigation (see Note 16 to Consolidated Financial Statements).

Other expense, net

    Effective August 5, 2002, CTT sold and transferred all its interests related to E. L. Specialists, Inc. to MRM Acquisition s, LLC for $200,000 cash. As a result of this transaction, CTT wrote down its $1,056,300 notes receivable from ELS to their fair value of $200,000, which it collected on August 5, 2002. In fiscal 2002 , CTT incurred a total $782,000 impairment loss on loans to ELS ($519,000 and $263,000 in the second and fourth quarters, respectively) and charged against other revenues approximately $75,000 deemed uncollectible (see Note 3 to Consolidated Financial Statements).

     Because of Digital Ink, Inc.'s (DII) inability to arrange financial support to continue its operations, CTT recorded an impairment loss of $50,000 in other expense to write off 100% of our equity investment in DII in the third quarter of fiscal 2002. In fiscal 1999 and 2000, CTT provided patenting, marketing and accounting services in exchange for its $50,000 equity in DII.

     In the third quarter of fiscal 2002, CTT recorded a recovery of $22,000 of its secured bridge financing advances to Micro-ASI, Inc. At July 31, 2001, CTT reduced its carrying value for all its investments and advances to Micro-ASI to zero because of Micro-ASI's bankruptcy filing in August 2001. We are unable to predict the timing or amount of CTT's potential future recoveries of our advances to Micro-ASI, if any (see Note 3 to Consolidated Financial Statements).

     Interest income of $97,000 for fiscal 2002 was $303,000 (76%) lower than in fiscal 2001. Our average invested balance was approximately 37% lower and our weighted average interest rate was approximately 2.2% per annum compared with approximately 5.6% per annum in fiscal 2001.

    Other expenses in fiscal 2001 were legal expenses incurred in connection with a suit brought against CTT, some of its subsidiaries and directors. See Optical Associates, Limited
Partnership (OALP) in Item 3. Legal Proceedings.

Financial Condition and Liquidity

     At July 31, 2003, the Company had no outstanding debt or available credit facility.

     Effective October 17, 2003, CTT agreed with Unilens Corp. USA and Unilens Vision Inc. (Unilens) to settle all prior claims, to terminate all prior agreements between them and for Unilens to pay CTT an aggregate of $1,250,000 in quarterly installments of the greater of $100,000 or an amount equal to 50% of the royalties received by Unilens from one licensee. Unilens paid the first $100,000 installment on October 17, 2003. Installments are due each March 31, June 30, September 30 and December 31 beginning December 31, 2003. Unilens granted CTT a security interest in all Unilens real and personal property that is subordinate to a security interest held by UNIINVEST Holding AG in respect of $450,000 plus interest owed by Unilens to UNIINVEST Holding AG.

     Before this agreement, Unilens owed $4,712,000 (previously written off due to uncertainties relating to its collection) remaining from an original installment obligation of $5,500,000 to CTT under previous agreements made in connection with the Company's January 1989 sale of substantially all the assets of University Optical Products Co. (UOP) to Unilens Corp. USA. Due to Unilens' financial condition and the uncertainty of its payments on this obligation, the Company will record revenue from continuing operations when payments (all of which are in excess of the fair value assigned to the original obligations) are received. The Company will also record certain related contingent expenses when incurred.

     On August 13, 2002, the District Court judge in the Materna lawsuit awarded the plaintiffs approximately $54 million plus certain interest from January 1, 2002. The defendant has posted a $59 million bond. On September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit (CAFC) unanimously affirmed the August 13, 2002 judgment. The defendant has filed an appeal requesting a rehearing or a rehearing en banc (before the full bench). Based on the language of the September 3, 2003 judgment, management believes there is a reasonable possibility CTT will receive its share of damages finally awarded, approximately $4.7 million at July 31, 2003, plus its proportionate share of interest. However, we cannot predict when these will occur. We have recorded no potential judgment proceeds in CTT's financial statements to date. CTT will record revenue for judgment proceeds when it receives them. We have included details of progress and status in this case in Note 16 to Consolidated Financial Statements.

     At July 31, 2003, cash, cash equivalents and short-term investments of $1,504,000 were $1,383,000 lower than cash, cash equivalents and short-term investments of $2,887,000 at July 31, 2002. During 2003, the Company sold $2,037,000 of short-term investments, while cash and cash equivalents increased $654,000 to $1,405,000. Operating activities used $1,605,000 of cash during 2003, primarily as a result of the net loss, partially offset by collection of $242,000 of accounts receivable. Investing activities provided $2,259,000 of cash primarily from sales of short-term investments described above, sales of the Company's interests in E. L. Specialists, Inc. and NTRU Cryptosystems, Inc. preferred stock, partially offset by purchases of intangible assets and equipment. At July 31, 2003, cash, cash equivalents and short-term investments of $1,504,000 were available to support our current operating needs.

     The Company's net loss for 2003 included noncash charges of $1,737,000 comprising $944,000 for the impairment loss on our investment in NTRU Cryptosystems, Inc., $188,000 for depreciation and amortization, $123,000 for stock compensation and $482,000 for impairment of intangible assets. In addition, the reversal of accounts payable of $1,583,000 exchanged for a contingent note payable was a noncash credit.

     At July 31, 2003, the Company's commitments were:

                                    Payments Due by Period
                                       Less                             More
At July 31, 2003                       than        1-3       3-5      than 5
Contractual Obligations      Total     1 year     years     years      years

Operating lease
  obligations             $809,000   $245,000  $470,000  $ 94,000  $     --
Other
  obligations               10,000     10,000        --        --        --
                          $819,000   $245,000  $470,000  $ 94,000  $     --


     The Company's other commitments are either contingent upon a future event or terminable on less than thirty days' notice (see
Note 16 to Consolidated Financial Statements).

     Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC investigation and with complaints filed by certain former employees alleging discriminatory employment practices in violation of
Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Note 16 to Consolidated Financial Statements). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors' and officers' liability insurance (subject to deductibles).

     The Company has several agreements with third parties to assist it in licensing specific technologies or to audit licensees' royalty reports. Under these agreements, the third parties are compensated only from the new revenues generated by their efforts.

     Under the terms of one of the Company's agreements (which the Company may terminate on ninety days' written notice), it has committed to pay minimum annual license fees of $10,000 on each January 1, beginning January 1, 2004. In addition, the Company has agreed to reimburse patent expenses of $26,000 as of July 31, 2003 from future royalty receipts before retaining any revenue.

     Under another agreement, the Company has agreed to pay $25,000 per technology portfolio when a candidate transferee demonstrates firm interest in two technology portfolios.

     CTT and Vector Vision, Inc. (VVI), a CTT consolidated subsidiary, have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds.
VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized. During fiscal 2003 and 2002, respectively, CTT charged $563 and $3,018 in related royalty expenses to operations. CTT's and VVI's remaining contingent obligations were $199,569 and $224,127, respectively, at July 31, 2003 and $200,128 and $224,127, respectively, at July 31, 2002.

     In October 2002, we retained an investment banker to advise and assist the Company in obtaining additional debt and/or equity funding. Under this retainer as extended July 10, 2003, (which either party currently may terminate at any time), the Company committed to pay $10,000 per month plus out-of-pocket expenses through January 10, 2004 plus certain fees payable only if CTT completes a financing transaction. We expensed $196,000 of financing costs incurred since October 2002 in the fourth quarter of 2003 and will expense such costs in the future. The Company will use the net proceeds of any completed financing transaction for working capital and other general corporate purposes including funding CTT's technology commercialization strategy. We cannot assure you that a financing transaction will be completed.

     At July 31, 2003, we had net working capital of $954,000, which was $187,000 less than at July 31, 2002. Our accounts payable at July 31, 2002, included $1,583,000 of invoices we reversed in October 2002, as discussed above under "Reversal of accounts payable exchanged for contingent note payable."

     The Company has incurred substantial operating and net losses in the three years ending July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations have been substantial. During fiscal 2003, the Company has focused its efforts and resources on increasing revenues to replace revenues from expiring licenses; however, these efforts and resources have not yet increased revenues sufficiently. In addition, the Company has incurred $494,000 cumulatively through July 31, 2003 for professional advice related to the ongoing SEC investigation (see
Note 16 to Consolidated Financial Statements).

     The amounts and timing of the Company's future capital requirements will depend on many factors, including the results of the Materna, Fujitsu and LabCorp lawsuits, the Company's marketing efforts, the pending SEC investigation and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams substantially greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. The time required to reach profitability is highly uncertain and we cannot assure you that the Company will be able to achieve profitability on a sustained basis, if at all.

     Management has taken certain steps to reduce future cash operating expenses (including fourth quarter fiscal 2003 staff reductions), to defer payment of certain liabilities, to make payment of certain obligations contingent upon receipt of revenues, and to sell additional portions of its share of the potential Materna award. In addition to seeking debt and/or equity funding, we also seek to increase our cash resources by obtaining substantial up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. We cannot predict when we might receive our anticipated approximately $4,710,000 potential award (which is net of the $1,290,000 sold to LawFinance). While receipt of that award would satisfy our cash requirements and fund our current level of operations until we believe we could generate revenues to sustain our operations, we cannot rely on it for our current cash requirements.

     If we do not obtain sufficient additional cash resources in the next several months, management plans additional cash expense reductions sufficient to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. Under this plan, the Company will implement further cost reductions and cost containment actions to reduce operating costs. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If these reductions are insufficient or if our efforts do not generate sufficient cash, management would make further necessary reductions that could affect our ability to achieve our growth strategy. Although we cannot assure you that we will be successful in these efforts, management believes that its plan will sustain the Company at least into fiscal 2005. If the Company is unsuccessful at its plans to raise funding as described above, it is unlikely we will continue as a going concern. Accordingly, our auditor's opinion with respect to our financial statements as of and for the year ended July 31, 2003 includes an explanatory paragraph with respect to our ability to continue as a going concern.

     At July 31, 2003, CTT's shareholders' interest was $1,169,000. Under American Stock Exchange (AMEX) listing standards, if CTT has less than $4,000,000 shareholders' interest at July 31, 2003, the AMEX may consider suspending dealings in or de-listing CTT's common stock. We cannot assure you if or when we will again meet AMEX listing requirements.

     The most substantial changes in operating accounts were the $1,225,000 (71%) decrease in accounts payable, the $454,000 (35%)
decrease in royalties payable and the $253,000 (22%) decrease in
royalties receivable.   At July 31, 2003, amounts related to
LabCorp's $250,000 (under the stipulated order discussed in the 2003 results above) included $83,000 royalties receivable and $62,000 royalties payable. In addition to fluctuations in the amounts of royalties reported, the changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets.

     The Company is involved in three pending patent enforcement litigation matters. In addition, the SEC is investigating "In the Matter of Trading in the Securities of Competitive Technologies, Inc." and the Company has been notified of complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002. All are detailed in Note 16 to Consolidated Financial Statements.

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

          We evaluate billing arrangements on a case-by-case basis. Generally we recognize upfront fees ratably over the entire arrangement and milestone payments as it achieves milestones.

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

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of other assets but not acquired in a business combination. The Company's adoption of this statement on August 1, 2002 did not have a material effect on its financial condition or results of operations.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company has recognized impairment charges on investments in fiscal 2003 and 2002. However, the Company's adoption of this statement on August 1, 2002 did not affect the amount or timing of those impairment charges.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement did not have a material effect on its financial condition or results of operations.

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement were effective for the Company's third quarter ended April 30, 2003; the Company made these disclosures in
Note 2 to Consolidated Financial Statements.

Related Party Transactions

     CTT incurred charges for consulting services (including expenses and use taxes) provided by one director in fiscal 2003 and two directors in fiscal 2002 and 2001.

     In the past, the Company's board of directors determined that when a director's services were outside the normal duties of a director, the Company should compensate the director at the rate of $1,000 per day plus expenses (which is the same amount it pays a director for attending a one-day Board meeting). The Company has discontinued this practice. CTT classified these amounts as consulting expenses.

Related party consulting services were as follows:

                                 For the years ended July 31,
                                  2003      2002       2001

George C. J. Bigar              $     --  $117,000   $118,000
All directors                   $  6,000  $124,000   $146,000

     George C. J. Bigar's consulting services (which were discontinued in June 2002) related to the Company's investments and potential investments in development-stage companies. The Company compensated Mr. Bigar at the rate of $8,000 per month except for three months, which were at $12,000.

     See also Note 17 to Consolidated Financial Statements.

Forward-Looking Statements

     Statements about our future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. When used in this Form 10-K, the words "anticipate," "believe," "intend," "plan," "expect" and similar expressions as they relate to us or our business or management are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies and other risks and uncertainties inherent in our business, including those set forth in Item 1 of this Annual Report on Form 10-K for the year ended July 31, 2003 under the caption "Risk Factors," and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

Reports of Independent Accountants and Auditors             36-37

Consolidated Balance Sheets                                    38

Consolidated Statements of Operations                          39

Consolidated Statements of Changes
  in Shareholders' Interest                                    40

Consolidated Statements of Cash Flows                       41-42

Notes to Consolidated Financial Statements                  43-66




Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheet of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2003 and the related consolidated statements of operations, changes in shareholders' interest and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Valhalla, New York
October 10, 2003, except for
Note 18, for which the date is
October 27, 2003






REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Competitive Technologies, Inc.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and its Subsidiaries (the "Company") at July 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
October 28, 2002



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          July 31, 2003 and 2002





                                                 2003            2002
ASSETS

Current assets:
  Cash and cash equivalents                  $  1,404,615    $   750,421
  Short-term investments                           99,680      2,136,874
  Accounts receivable                             957,275      1,199,483
  Notes receivable - E. L. Specialists, Inc.           --        200,000
  Prepaid expenses and other current assets       275,019        261,198
    Total current assets                        2,736,589      4,547,976

Property and equipment, at cost, net               29,834         42,877
Investments, at cost                               43,356      1,075,684
Intangible assets acquired, net                   142,722        733,246
    TOTAL ASSETS                             $  2,952,501    $ 6,399,783


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                           $    501,655    $  1,726,237
  Accrued liabilities                           1,281,419       1,680,903
    Total current liabilities                   1,783,074       3,407,140

Commitments and contingencies                                          --

Shareholders' interest:
  5% preferred stock, $25 par value;
    35,920 shares authorized; 2,427 shares
    issued and outstanding                         60,675          60,675
  Common stock, $.01 par value; 20,000,000
    shares authorized; 6,201,345 and
    6,190,785 shares issued in 2003
    and 2002, respectively, and 6,201,345
    and 6,154,351 shares outstanding in
    2003 and 2002, respectively                    62,013          61,907
  Capital in excess of par value               26,747,229      26,893,287
  Treasury stock, at cost; 36,434 shares
    in 2002                                            --        (258,037)
  Accumulated deficit                         (25,700,490)    (23,765,189)

    Total shareholders' interest                1,169,427       2,992,643

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                             $  2,952,501    $  6,399,783


                          See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             For the years ended July 31, 2003, 2002 and 2001





                                       2003         2002          2001
Revenues:
  Retained royalties               $ 2,692,933  $ 2,570,931   $ 3,637,764
  Retained royalty settlement          600,000           --            --
  Other revenues                            --       25,000         3,520
                                     3,292,933    2,595,931     3,641,284

Patent enforcement expenses, net of
  reimbursements                       425,790    2,132,090     2,474,017

Personnel and other direct expenses
  relating to revenue, of which
  $6,122, $124,073 and $145,673
  were to related parties in 2003,
  2002 and 2001, respectively        3,417,909    2,241,439     1,842,998

General and administrative expenses  2,050,652     1,501,287    1,556,630

Reversal of accounts payable
  exchanged for contingent note
  payable                           (1,583,445)          --            --
                                     4,310,906    5,874,816     5,873,645

Operating loss                      (1,017,973)  (3,278,885)   (2,232,361)

Other expense, net                    (917,328)    (737,543)     (268,388)

Net loss                           $(1,935,301) $(4,016,428)  $(2,500,749)

Net loss per share:
  Basic and diluted                $     (0.31) $     (0.65)  $     (0.41)

Weighted average number of common
  shares outstanding:
    Basic and diluted                6,182,657    6,148,022     6,135,486



                          See accompanying notes



                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest
                For the years ended July 31, 2003, 2002 and 2001

                                 Preferred Stock
                                Shares                  Common Stock       Capital in
                              issued and               Shares              excess of        Treasury Stock           Accumulated
                              outstanding     Amount   issued     Amount   par value    Shares held      Amount      Deficit _
Balance - July 31, 2000           2,427      $60,675  6,190,785  $61,907  $27,053,542         --      $      --      $(17,248,012)
  Exercise of common stock
    options . . . . . . . . .                                                  (5,208)     3,250         26,333
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . . .                                                 (25,849)    11,540        100,849
  Stock issued to directors .                                                  (2,073)     2,898         25,620
  Stock issued under
    Employees' Common
    Stock Retirement Plan . .                                                 (42,138)    14,814        122,138
  Stock issued to employee
    in lieu of
    cash compensation . . . .                                                  (3,096)     2,564         23,096
  Purchase of treasury stock.                                                            (86,500)      (679,289)
  Net loss. . . . . . . . . .                                                                                          (2,500,749)
Balance - July 31, 2001           2,427       60,675  6,190,785   61,907   26,975,178    (51,434)      (381,253)      (19,748,761)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . . .                                                 (81,891)    15,000        123,216
  Net loss. . . . . . . . . .                                                                                          (4,016,428)
Balance - July 31, 2002           2,427       60,675  6,190,785  $61,907   26,893,287    (36,434)      (258,037)      (23,765,189)
  Stock issued under 1996
    Directors' Stock
    Participation Plan. . . .                            10,560      106        1,814      4,440         30,181
  Stock issued under
    401(k) Plan . . . . . . .                                                (147,872)    31,994        227,856
  Net loss. . . . . . . . . .                                                                                          (1,935,301)
Balance - July 31, 2003           2,427      $60,675  6,201,345  $62,013  $26,747,229         --      $      --      $(25,700,490)

                                                       See accompanying notes



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2003, 2002 and 2001



                                       2003         2002          2001
Cash flows from operating
  activities:
  Net loss                         $(1,935,301) $(4,016,428)  $(2,500,749)
  Noncash items included in
    net loss:
    Reversal of accounts payable
      exchanged for contingent
      note payable                  (1,583,445)          --            --
    Depreciation and
      amortization                     187,787      193,775       214,768
    Impairment of intangible
      assets                           482,247      156,080            --
    Minority interest                       --       26,936        15,982
    Stock compensation                 123,350      121,325       207,298
    Other, net                             311      (25,624)           --
    Impairment losses on
      investments and advances         943,640      810,326       600,000

  Net changes in operating accounts:
    Accounts receivable                242,208    1,604,391      (362,096)
    Prepaid expenses and other
      current assets                   (13,821)    (191,154)       79,439
    Accounts payable and
      accrued liabilities              (51,886)    (345,987)    1,498,524
Net cash flows from
  operating activities              (1,604,910)  (1,666,360)     (246,834)


                                (continued)

                          See accompanying notes


              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the years ended July 31, 2003, 2002 and 2001
                                (Continued)



                                         2003         2002          2001
Cash flows from investing
  activities:
  Purchases of property and
    equipment, net                     (16,467)     (30,986)      (27,572)
  Purchase of intangible assets        (50,000)          --            --
  Proceeds from NTRU Cryptosystems,
    Inc. preferred stock                88,377           --            --
  Investments in cost-method
    affiliates                              --     (100,000)     (100,000)
  Proceeds from (advances to)
    E. L. Specialists, Inc.            200,000     (306,300)     (650,000)
  Sales of short-term
    investments                      2,037,194    2,656,567       206,613
  Other                                     --      (26,936)      (15,982)
Net cash flows from
  investing activities               2,259,104    2,192,345      (586,941)

Cash flows from financing
  activities:
  Proceeds from exercise of
    stock options and warrants              --           --        21,125
  Purchases of treasury stock               --           --      (679,289)
Net cash flows from financing
  activities                                --           --      (658,164)
Net increase (decrease) in cash
  and cash equivalents                 654,194      525,985    (1,491,939)
Cash and cash equivalents,
  beginning of year                    750,421      224,436     1,716,375
Cash and cash equivalents, end
  of year                          $ 1,404,615   $   750,421  $   224,436



                          See accompanying notes



             COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

 1. BUSINESS

    Competitive Technologies, Inc. (CTT) and its majority owned subsidiaries (the Company) provide patent and technology licensing and commercialization services throughout the world (with concentrations in U.S.A., Europe and Asia) with respect to a broad range of life, digital, physical, and nano science technologies originally invented by various individuals, corporations and universities. The Company is compensated for its services primarily by sharing in the license and royalty fees generated from its successful licensing of technologies.

Capital Requirements, Management's Plans and Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss of $1,935,301 and negative cash flows from operations of $1,604,910 for the fiscal year ended July 31, 2003 and has an accumulated deficit of $25,700,490 at July 31, 2003. The Company's net working capital declined $187,321 in fiscal 2003. At July 31, 2003, the Company's cash, cash equivalents and short-term investments of $1,504,295 were $1,383,000 lower than at July 31, 2002.

     The Company has incurred substantial operating and net losses in the three years ending July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations have been substantial. During fiscal 2003, the Company has focused its efforts and resources on increasing revenues to replace revenues from expiring licenses; however, these efforts and resources have not yet increased revenues sufficiently. In addition, the Company has incurred $494,000 cumulatively through July 31, 2003 for professional advice related to the ongoing SEC investigation (see Note 16 to Consolidated Financial Statements).

     The amounts and timing of the Company's future capital requirements will depend on many factors, including the results of the MaternaTM, Fujitsu and LabCorp lawsuits (see Note 16 to Consolidated Financial Statements), the Company's marketing efforts, the SEC investigation and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams substantially greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. The time required to reach profitability is highly uncertain and we cannot assure you that the Company will be able to achieve profitability on a sustained basis, if at all.

     Management has taken certain steps to reduce ongoing cash operating expenses (including fourth quarter fiscal 2003 staff reductions), to defer payment of certain liabilities, to make payment of certain obligations contingent upon receipt of revenues, and to sell additional portions of its share of the potential Materna award. In addition to seeking debt and/or equity funding, we also seek to increase our cash resources by obtaining substantial up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. We cannot predict when we might receive our anticipated approximately $4,710,000 potential award (which is net of the $1,290,000 sold to LawFinance). While receipt of that award would satisfy our cash requirements and fund our current level of operations until we believe we could generate revenues to sustain our operations, we cannot rely on it for our current cash requirements.

     If we do not obtain sufficient additional cash resources in the next several months, management plans additional cash expense reductions sufficient to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. Under this plan, the Company will implement further cost reductions and cost containment actions to reduce operating costs. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If these reductions are insufficient or if our efforts do not generate sufficient cash, management would make further necessary reductions that could affect our ability to achieve our growth strategy. Although we cannot assure you that we will be successful in these efforts, management believes that its plan will sustain the Company at least into fiscal 2005. If the Company is unsuccessful at its plans to raise funding as described above, it is unlikely we will continue as a going concern.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company. CTT's majority-owned subsidiaries are Digital Acorns, Inc., University Optical Products Co. (UOP), Genetic Technology Management, Inc. (GTM) and Vector Vision, Inc. (VVI). Intercompany accounts and transactions have been eliminated in consolidation.

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

     In limited instances, the Company enters into multiple element arrangements with continuing service obligations or milestone billing arrangements. Based upon the limited verifiable objective evidence available, the Company generally defers all revenue from such multiple element arrangements until it delivers all elements. The Company evaluates milestone billing arrangements on a case by case basis. Generally, the Company recognizes these revenues under the milestone payment method. Under this method, the Company recognizes upfront fees ratably over the entire arrangement and milestone payments as it achieves milestones.

Expenses

     The Company recognizes expenses related to evaluating, patenting and licensing inventions and enforcing intellectual property rights in the period incurred.

     Patent enforcement expenses include direct costs incurred to enforce the Company's patent rights but exclude personnel costs.

     Personnel and other direct expenses relating to revenue include: employee salaries and benefits; marketing and consulting expenses related to technologies and specific revenue initiatives; domestic and foreign patent legal filing, prosecution and maintenance expenses (net of reimbursements); amortization and impairment of intangible assets acquired; and commissions and other direct costs relating to revenue.

     General and administrative expenses include directors' fees and expenses, public company expenses, professional service expenses
(including corporate legal, litigation, financing and audit), rent and other general business and operating expenses.

Cash Equivalents and Short-Term Investments

    The Company classifies overnight bank deposits as cash equivalents. The Company classifies all highly liquid investments other than overnight deposits as short-term investments. Cash equivalents and short-term investments are carried at fair value. The Company's bank and investment accounts are maintained with one financial institution; amounts on deposit exceed the FDIC insurance limit. The Company's policy is to monitor the financial strength of this institution on an ongoing basis.

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

Intangible Assets Acquired

    Intangible assets acquired comprise certain licenses and patented technologies acquired in 1996 and 2003 and recorded at the lower of cost or fair value. That value is amortized on a straight-line basis over their estimated remaining lives.

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

Net Income (Loss) Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding without giving any effect to potentially dilutive securities. Diluted earnings per share is computed giving effect to all potentially dilutive securities outstanding during the period.

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

    If CTT had determined compensation expense for its option grants under its employees and directors stock option plans using the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's results would have been:
                                   For the years ended July 31,
                                2003          2002           2001

Net loss, as reported       $(1,935,301)  $(4,016,428)   $(2,500,749)
Deduct total stock-based
  compensation determined
  under the fair value
  method,
  net of related tax
  effects                   $  (222,855)  $  (135,373)   $  (303,058)
Pro forma net los           $(2,158,156)  $(4,151,801)   $(2,803,807)
Basic and fully diluted
  losses per share:
  As reported               $     (0.31)  $     (0.65)   $     (0.41)
  Pro forma                 $     (0.35)  $     (0.68)   $     (0.46)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:
                                   For the years ended July 31,
                                 2003          2002         2001

Dividend yield                    0.0%          0.0%         0.0%
Expected volatility              78.8%         79.1%        79.5%
Risk-free interest rates          3.8%          4.1%         5.2%
Expected lives                  4 years       3 years      3 years

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

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model for the impairment of long-lived assets. The Company has recognized impairment charges on investments in fiscal 2003 and 2002. However, the Company's adoption of this statement on August 1, 2002, did not affect the amount or timing of those impairment charges.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of this Statement did not have a material effect on its financial condition or results of operations.

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The disclosure provisions of this statement were effective for the Company's third quarter ended April 30, 2003; the Company made these disclosures in "Stock Based Compensation" above.

 3. INVESTMENTS AND NOTES RECEIVABLE

NTRU Cryptosystems, Inc.

     In fiscal 2000, CTT acquired 3,172,881 shares of NTRU Cryptosystems, Inc. (NTRU) common and preferred stock in exchange for reducing its future royalty participation on NTRU's sales of CTT licensed products and $198,006 in cash. CTT recorded the exchange of its future royalty participation at the estimated fair value of 2,945,500 shares of NTRU common stock, $0.25 per share, as retained royalty settlement of $736,375. In August 2001, CTT acquired additional shares of NTRU Series B convertible preferred stock for $100,000 in cash.

     CTT recorded an impairment of this investment in other expense of approximately $944,000 in its second quarter ended January 31, 2003 due to the uncertain timing and amount of CTT's expected future cash flows from its investment in NTRU's common stock after NTRU's recapitalization.

     In April 2003, NTRU redeemed all outstanding shares of its Series A and Series B Preferred Stock (NTRU Preferred Stock) in exchange for cash or NTRU common stock. CTT exchanged its NTRU Preferred Stock for $88,377 in cash and 76,509 shares of NTRU common stock.

     CTT currently owns 3,129,509 shares of NTRU common stock, including 76,509 shares received in April 2003 (approximately 10% of NTRU's outstanding common stock.)

     At July 31, 2003 and 2002, CTT's carrying value for this investment was $2,364 and $1,034,381, respectively. CTT accounts for this investment on the cost method.

     CTT continues to hold a seat and participate actively on NTRU's Board of Directors. CTT's management continues to believe NTRU's encryption technology has value and these actions provide NTRU an opportunity to allow applications to evolve to meet its customers' needs.

Micro-ASI, Inc.

     In April 2000, CTT paid $500,000 for 500,000 shares of convertible preferred stock and warrants to purchase 300,000 shares of common stock at $1.00 per share of Micro-ASI, Inc. (Micro-ASI). In May 2001, CTT advanced $100,000 of secured bridge financing to Micro-ASI. Based on Micro-ASI's bankruptcy filing in August 2001, management determined that CTT's investment in and advance to Micro-ASI were impaired as of July 31, 2001, and recorded a $600,000 impairment charge in other expense. During fiscal 2002, CTT recovered $21,598 of its advance. CTT cannot predict the timing or amounts of additional potential recoveries; therefore CTT will record further recoveries, if any, when it can estimate their timing and amounts.

E. L. Specialists, Inc.

    Through a series of bridge financing agreements, the Company loaned $1,056,300 ($956,300 in cash and $100,000 in services) to E. L.
Specialists, Inc. (ELS).

    The Company recorded an impairment loss in other expense on its loans to ELS of $781,924 in fiscal 2002 ($519,200 in the second quarter and $262,724 in the fourth quarter). (In addition, CTT previously charged against other revenues from ELS approximately $75,000 deemed uncollectible in fiscal 2002.)

    Effective August 5, 2002, CTT sold and transferred all its interests related to ELS to MRM Acquisitions, LLC (MRM) for $200,000 cash. The transferred interests included CTT's notes receivable in the face amount of $1,056,300 (plus interest) from ELS, its related security interest in ELS's intellectual property, all its other interests under agreements in connection with its notes receivable from ELS and CTT's interest in a technology servicing agreement related to ELS's intellectual property.

 4. ACCOUNTS RECEIVABLE

    Accounts receivable were:

                                          July 31,       July 31,
                                            2003           2002

    Royalties                            $  905,654     $1,158,685
    Other                                    51,621         40,798
                                         $  957,275     $1,199,483


 5.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets were:

                                          July 31,       July 31,
                                            2003           2002

    Prepaid insurance                    $  184,950     $  155,662
    Other prepaid expenses and
      other current assets                   90,069        105,536
                                         $  275,019     $  261,198

 6. PROPERTY AND EQUIPMENT

    Property and equipment were:
                                           July 31,      July 31,
                                             2003          2002

    Equipment and furnishings             $  170,160    $   269,253
    Leasehold improvements                    59,860         59,860
                                             230,020        329,113
    Accumulated depreciation
      and amortization                      (200,186)      (286,236)
                                          $   29,834    $    42,877

    Depreciation expense was $29,510, $55,103 and $76,096 in 2003, 2002 and 2001, respectively.

 7. INTANGIBLE ASSETS ACQUIRED

     The Company purchased additional patent rights during fiscal
2003 for $50,000. These patent rights are being amortized on a straight line basis over their estimated remaining lives, approximately 17 years.

     Certain of the Company's acquired licenses stopped producing revenues and certain of its acquired patents are no longer expected to generate revenues in the future. The Company reviewed all acquired intangible assets for impairment at each quarter end in fiscal 2003 and at July 31, 2002. For each technology, the Company compared the estimated future revenues with the then current carrying value. For those technologies with a carrying value greater than estimated future revenues, the Company recorded an impairment charge. The Company reported total impairment charges of $482,247 and $156,080 in personnel and other direct expenses relating to revenue in the fourth quarters of fiscal 2003 and 2002, respectively. The Company adjusted the amortization period after each impairment charge based upon the weighted average life of the remaining technologies, 2.5 years at July 31, 2003.

    The Company reported amortization expense of $158,000 for fiscal 2003 and $139,000 for fiscal 2002 and 2001; it expects to record annual amortization expense of approximately $41,000 for fiscal 2004 and 2005, $22,000 for fiscal 2006 and $3,000 for fiscal 2007 and 2008.

                                            July 31,     July 31,
                                              2003         2002

    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at cost                             $ 1,687,067   $1,793,147
    Impairment charge                        (482,247)    (156,080)
                                            1,204,820    1,637,067
    Accumulated amortization               (1,062,098)    (903,821)
                                          $   142,722   $  733,246

 8. ACCRUED LIABILITIES

    Accrued liabilities were:
                                            July 31,     July 31,
                                              2003         2002

    Royalties payable                     $   854,616   $1,308,381
    Accrued professional fees                 156,840       65,162
    Accrued compensation                      217,952      157,416
    Deferred revenues                              --      106,667
    Other                                      52,011       43,277
                                          $ 1,281,419   $1,680,903

 9. INCOME TAXES

     The income tax provision of $0 for each of 2003, 2002 and 2001 resulted from operating and capital loss carryforwards and providing a full valuation allowance against the Company's net deferred tax asset.

     Components of the Company's net deferred tax assets were:

                                            July 31,      July 31,
                                              2003          2002

     Net operating loss carryforwards     $ 3,512,000   $ 2,670,000
     Net capital loss carryforwards           567,000       586,000
     Installment receivable from
       sale of discontinued operation         341,000     1,449,000
     Impairment of investments                380,000       227,000
     Accounts payable                              --       618,000
     Impairment of receivables                     --       305,000
     Other, net                               271,000       (13,000)
       Deferred tax assets                  5,071,000     5,842,000
     Valuation allowance                   (5,071,000)   (5,842,000)
     Net deferred tax asset               $        --   $        --

     At July 31, 2003, the Company had Federal net operating loss carryforwards of approximately $9,827,000, which expire from 2004 through 2023 ($157,000 in 2004, $57,000 in 2005, $2,000 in 2006,
$767,000 in 2007, $65,000 in 2008, $459,000 in 2009, $182,000 in 2010,
$677,000 in 2011, $1,171,000 in 2012, $618,000 in 2013, $2,000 in 2014,
$1,891,000 in 2021, $1,262,000 in 2022 and $2,517,000 in 2023).

     Changes in the valuation allowance were:

                                    2003         2002         2001

Balance, beginning of year      $ 5,842,000  $ 5,613,000  $ 6,078,000
Change in temporary differences  (1,593,000)   1,281,000       40,000
Change in net operating and
  capital losses                    822,000   (1,052,000)    (505,000)
Balance, end of year            $ 5,071,000  $ 5,842,000  $ 5,613,000

     The Company's ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore it provided a full valuation allowance.

10.  SHAREHOLDERS' INTEREST

Preferred Stock

     Dividends on preferred stock are noncumulative and preferred stock is redeemable at par value at CTT's option.

Treasury Stock

     In October 1998, the Board of Directors authorized CTT to repurchase up to 250,000 shares of CTT's common stock. CTT could repurchase shares on the open market or in privately negotiated transactions at times and in amounts determined by management based on its evaluation of market and economic conditions. CTT repurchased 161,300 shares of its common stock for $1,065,214 during 1999, 2000 and 2001.

11.  STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

     CTT has a stock option plan that expired December 31, 2000. Under this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of the optioned stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the optioned stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. No option may be granted under this plan after December 31, 2000. The following information relates to this stock option plan.

                                         July 31,     July 31,
                                           2003         2002
Common shares reserved for
  issuance on exercise of options         368,838      368,838
Shares available for future
  option grants                                 0            0

     CTT may grant either incentive stock options or nonqualified options to employees under its 1997 Employees' Stock Option Plan as amended in January 2003. They may be granted at an option price not less than 100% of the fair market value of the stock at grant date. The Compensation Committee or the Board of Directors determines vesting provisions when options are granted. The maximum term of any option under the 1997 option plan is ten years from the grant date. No options may be granted after September 30, 2007. The following information relates to the 1997 Employees' Stock Option Plan.

                                         July 31,     July 31,
                                           2003         2002
Common shares reserved for
  issuance on exercise of options         975,777     825,777
Shares available for future
  option grants                           406,752     244,252

2000 Directors Stock Option Plan

     Under the 2000 Directors Stock Option Plan, CTT grants each non-employee director 10,000 fully vested nonqualified options when he or she is first elected as a director and on each January 1 he or she is a director. All such options are granted at an option price not less than 100% of the fair market value of the stock at grant date. The maximum term of any option under the 2000 option plan is ten years from the grant date. No options may be granted after January 1, 2010. The following information relates to the 2000 Directors Stock Option Plan.

                                         July 31,     July 31,
                                           2003         2002
Common shares reserved for
  issuance on exercise of options         394,000     244,000
Shares available for future
  option grants                           160,000      70,000


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

     In 2003, 2002 and 2001, CTT issued 15,000, 15,000 and 11,540 shares of common stock, respectively, to eligible directors. (In 2001 CTT issued 2,898 additional shares to directors outside the 1996 Directors' Stock Participation Plan.) In 2003, 2002 and 2001, CTT charged to expense $23,350, $41,325 and $75,000, respectively, over the directors' respective periods of service. The following information relates to the 1996 Directors' Stock Participation Plan.

                                         July 31,     July 31,
                                           2003         2002
Common shares reserved for
  future share issuances                  23,579       38,579


Summary of Common Stock Options and Warrants

     A summary of the status of all CTT's common stock options and warrants as of July 31, 2003, 2002 and 2001 and changes during the years then ended is presented below.

                                  For the years ended July 31,
                              2003            2002              2001
                               Weighted         Weighted           Weighted
                               Average          Average            Average
                               Exercise         Exercise           Exercise
                       Shares  Price    Shares  Price     Shares   Price
Outstanding,
  beginning of year   940,267   $5.44  500,767     7.48   480,517   $9.14
Granted                60,000   $2.14  452,500     3.35   212,000   $7.29
Forfeited              (9,375)  $5.00       --       --    (1,750)  $7.22
Exercised                  --      --       --       --    (3,250)  $6.50
Expired or
  terminated          (47,625)  $8.42  (13,000)   11.41  (186,750)  $9.08
Outstanding,
  end of year         943,267   $5.08  940,267     5.44   500,767   $7.48

Exercisable
  at year-end         646,092   $6.00  485,929     7.22   377,704   $7.51
Weighted average
  fair value per
  share of grants
  during the year:
    At market                   $0.72           $  2.89             $2.49
     Above market               $  --           $  0.27             $  --

    The following table summarizes information about all common stock options outstanding at July 31, 2003.

                              Weighted
                              Average      Weighted              Weighted
Range of                      Remaining    Average               Average
Exercise         Number       Contractual  Exercise Number       Exercise
Prices           Outstanding  Life         Price    Exercisable  Price

$2.140-$ 2.150     360,000    8.79 years   $ 2.15   135,000       $ 2.15
$4.220-$ 6.875     337,567    5.97 years   $ 5.84   287,582       $ 5.95
$7.300-$ 8.813     188,000    5.42 years   $ 7.83   165,810       $ 7.83
$9.063-$11.094      57,700    3.14 years   $10.03    57,700       $10.03


Employees' Common Stock Retirement Plan

     Effective August 1, 1990, CTT adopted an Employees' Common Stock Retirement Plan. For the fiscal year ended July 31, 2001, the Board authorized a contribution of 14,814 shares valued at approximately $80,000, based on the year-end closing price. CTT charged this amount to expense in 2001. The Employees' Common Stock Retirement Plan was merged into the Company's 401 (k) Plan effective January 31, 2003.

12.  401(k) PLAN

     Effective January 1, 1997, the Company established a 401(k) defined contribution plan for all employees meeting certain service requirements. All employees who have attained the age of 21 are eligible to participate in the 401(k) plan. Employee contributions for any calendar year are limited to a specific dollar amount determined by the Internal Revenue Service ($12,000 plus an additional $2,000 for participants over age 50 for 2003, $11,000 plus an additional $1,000 for participants over age 50 for 2002, and the lesser of 15% of their annual compensation or $10,500 for 2001). The Company may also make discretionary contributions. For the fiscal years ended July 31, 2003 and 2002, CTT's directors authorized discretionary contributions of $100,000 and $80,000, respectively, payable in the Company's common stock. CTT charged these amounts to expense in fiscal 2003 and 2002, respectively. CTT contributed shares of Company common stock valued at $80,000 to the 401 (k) plan in December 2002. CTT expects to contribute shares of Company common stock valued at $100,000 to the 401 (k) plan during the second quarter of fiscal 2004. The Company has made no matching contributions.

13.  CONCENTRATIONS OF REVENUES

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

     Approximately $2,339,000 (71%) of the Company's 2003 revenues were from four technologies: $647,000 (20%) from Ethyol(TM) (a chemotherapeutic mitigation agent); $600,000 (18%) exchanged for the first $1,290,000 of CTT's share of the potential award in the Materna(TM) lawsuit; $584,000 (18%) from the homocysteine assay; and $508,000 (15%) from gallium arsenide patents (including a laser diode technology used in optoelectronic storage devices and another technology that improves semiconductor operating characteristics).

     Certain of the Company's patents have expired recently or will soon expire. The vitamin B12 assay patents expired between April 1998 and November 2002. The gallium arsenide patents expire between May 2001 and September 2006. Fiscal 2003 revenues of approximately $191,000 (6%), $359,000 (11%), and $891,000 (27%) were from patents expiring in fiscal 2003, 2004 and 2007, respectively. In addition, CTT's $600,000 revenue from selling $1,290,000 of its potential award in the Materna lawsuit is an infrequent transaction.

     Retained royalties for 2003, 2002 and 2001, include $657,194, $878,894, and $682,011, respectively, from foreign licensees, including $351,000, $595,000 and $475,000, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $486,000, $730,000 and $577,000, respectively in 2003, 2002 and 2001.

14.  Other expense, net

     Other income (expense), net, comprised:

                                      For the years ended July 31,
                                    2003        2002       2001
Impairment loss on investment in:
  NTRU Cryptosystems, Inc.       $ (943,640) $       --  $      --
  Digital Ink, Inc.                      --     (50,000)        --
Impairment loss (recovery) on
  loans and advances to:
  E. L. Specialists, Inc.                --    (781,924)        --
    Micro-ASI, Inc.                      --      21,598   (600,000)
Interest income                      26,623      97,335    400,054
Other, net                             (311)      2,384    (52,460)
Minority interest                        --     (26,936)   (15,982)
                                 $ (917,328) $ (737,543) $(268,388)


15.  NET LOSS PER SHARE

     At July 31, 2003, 2002 and 2001, respectively, options and warrants to purchase 943,267, 940,267 and 500,767 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     CTT occupies its executive office in Fairfield, Connecticut under a lease that expires December 31, 2006. CTT has an option to renew this lease for an additional five years.

     At July 31, 2003, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

     For the years ending July 31:

       2004                                $  245,097
       2005                                   243,303
       2006                                   226,590
       2007                                    93,750
       2008                                        --
     Total minimum payments
       required                            $  808,740

     Total rental expense for all operating leases was:

                                   For the years ended July 31,
                                 2003         2002         2001

Minimum rentals               $ 233,390    $ 223,613     $209,828
Less: Sublease rentals           (9,600)      (6,665)     (18,500)

                              $ 223,790    $ 216,948    $ 191,328

Other Obligations

     The Company has an employment agreement with Mr. Nano that provides for his employment as the Company's President and Chief Executive Officer at a base compensation of $250,000 per year, subject to reviews and increases in the sole discretion of the Company's Board of Directors. His employment is at will and can be terminated by either party at any time and for any reason. Certain obligations under this agreement survive the end of Mr. Nano's employment.

     The Company has four contracts (two of which have expired by their terms, but continue on a month to month basis) with consultants for business development services. Three agreements are terminable on seven days' written notice and one is terminable on thirty days' written notice. Compensation to the consultants under these contracts is at a daily rate plus reimbursement of reasonable expenses. In addition, these contracts include terms for incentive compensation generally as a percentage of new revenues generated by the consultants. During fiscal 2003, CTT charged approximately $572,000 (including use taxes) under these contracts to personnel and other direct expenses relating to revenue. At July 31, 2003, CTT has neither accrued nor paid incentive compensation under these contracts since none was earned.

     The Company has several agreements with third parties to assist it in licensing specific technologies or to audit licensees' royalty reports. Under these agreements, the third parties are compensated only from the new revenues generated by their efforts.

     Under the terms of one of the Company's agreements (which the Company may terminate on ninety days' written notice), it has committed to pay minimum annual license fees of $10,000 on each January 1, beginning January 1, 2004. In addition, the Company has agreed to reimburse patent expenses of $26,470 as of July 31, 2003 from future royalty receipts before retaining any revenue.

     Under another agreement, the Company has agreed to pay $25,000 per technology portfolio when a candidate transferee demonstrates firm interest in two technology portfolios.

     Under its agreement with an investment banker, which may be terminated on thirty days' written notice, the Company has agreed to pay $10,000 per month plus out-of-pocket expenses through January 10, 2004. If CTT completes a financing transaction, it will also pay certain additional fees under this agreement.

Contingent Obligations

     CTT and VVI have contingent obligations to repay up to $209,067 and $224,127, respectively, (three times total grant funds received) in consideration of grant funding received in 1994 and 1995. CTT is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. These obligations are recognized when any such revenues are recognized.
During fiscal 2003 and 2002, respectively, CTT charged $563 and $3,018 in related royalty expenses to operations. CTT's and VVI's remaining contingent obligations were $199,569 and $224,127, respectively, at July 31, 2003 and $200,128 and $224,127, respectively, at July 31, 2002.

     On October 28, 2002, the Company signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent obligation was reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date (approximately $139,000 at July 31, 2003) payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. Accordingly, in the first quarter of fiscal 2003, we reversed from accounts payable and recognized other operating income of $1,583,445 that was accrued at July 31, 2002. Since interest is also contingently payable, the Company has recorded no interest expense with respect to this note.

Indemnification

     Our By-Laws provide that we will indemnify our directors, officers, employees and agents in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC investigation and with complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see below).

     We carry directors' and officers' liability insurance (subject to deductibles) to reduce these financial obligations.

Litigation

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U. S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. On July 31, 2003 the judge in this case issued his Markman decision to determine the scope of and the interpretation of terms in the underlying patent claims. The Court has since stayed all issues in both the underlying case and the counterclaims except issues relating to summary judgment. At present, no trial is scheduled pending the outcome of summary judgment motions and possible appeal options.

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

     In September 2001, Fujitsu et al. filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware (subsequently dismissed and reinstituted in the Northern District of California). This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Northern District of California.

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

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, $560,000 attorneys' fees and $132,000 prejudgment interest. If the Court's judgment is upheld on appeal, CTT will retain approximately $1,100,000 of damages awarded plus post-judgment interest at the statutory rate. The U.S. Court of Appeals for the Federal Circuit is scheduled to hear oral arguments in this case in November 2003.

     CTT is unable to estimate the legal expenses it may incur or the possible damages it may ultimately recover in this suit, if any. CTT has not recorded revenue in its financial statements to date for awarded damages, awarded enhanced damages, awarded attorneys' fees or awarded interest from the Court's November 2002 judgment. CTT will record these revenues, if any, when the awards are final and collectible. The Company records expenses in connection with this suit as they are incurred.

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp agreed to pay $250,000 (in twelve monthly installments of $20,824 each) for homocysteine assays performed from November 1, 2001 through October 31, 2002 (of which it has paid approximately $187,000). In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. For the year ended July 31, 2003, CTT recorded total royalties of $734,429 (revenues of $293,772 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties paid or payable of $440,657) from LabCorp pursuant to this January 2003 Stipulated Order. LabCorp has appealed the November 2002 judgment in favor of CTT. If the judgment is reversed on appeal, LabCorp's ability to recover amounts paid to CTT will depend on the extent and reason for the reversal.
CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

Materna

     The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed a lawsuit against American Cyanamid Company (now a subsidiary of Wyeth), defendant, in the United States District Court for the District of Colorado. This case involved a patent for an improved formulation of Materna, a prenatal vitamin compound sold by defendant. While the Company was not and is not a party to this case, the Company had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, the Company is entitled to share 18.2% of damages awarded to the University of Colorado, if any, after deducting the expenses of this suit.

     On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the reformulation of Materna that was the subject of the patent and that defendant is liable to them and the other plaintiffs on their claims for fraud and unjust enrichment.

     On August 13, 2002, the District Court judge awarded approximately $54 million, plus certain interest from January 1, 2002, to the plaintiffs. The defendant has posted a $59 million bond.

     On September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit (CAFC) unanimously affirmed the August 13, 2002 judgment. The defendant has filed an appeal requesting a rehearing or a rehearing en banc (before the full bench).

     Based on the language of the September 3, 2003 judgment, CTT's management believes there is a reasonable possibility the Company will receive its share of damages finally awarded, approximately $4.7 million at July 31, 2003, plus its proportionate share of interest. CTT has recorded no potential judgment proceeds in its financial statements to date. CTT will record revenue for judgment proceeds when it receives them.

Sale of a portion of potential Materna award

     Effective May 19, 2003, CTT sold to LawFinance Group, Inc. a portion of its potential $6 million from the patent infringement judgment against American Cyanamid Company in the Materna lawsuit. CTT received $600,000 cash (recognized in retained royalty settlement revenue) in exchange for the first $1,290,000 (plus court awarded interest thereon from May 19, 2003) of CTT's share of the potential award. CTT has no financial obligation to repay LawFinance or to return any portion of the $600,000 received from LawFinance; accordingly, CTT recorded this amount as revenue. If CTT's share of a final award is less than the amount sold to LawFinance, the entire amount received would be paid to LawFinance and LawFinance would be deemed paid in full. CTT granted LawFinance a security interest in CTT's share of the potential award. At July 31, 2003, CTT retains the remaining anticipated approximately $4,710,000 proceeds from this potential award in addition to the $600,000 already received.

SEC Investigation

     By letter of May 17, 2001, CTT received a subpoena from the Securities and Exchange Commission (SEC) seeking certain documents in connection with the SEC's private investigation captioned "In the Matter of Trading in the Securities of Competitive Technologies, Inc."

     On June 12, 2003, the staff of the Securities and Exchange Commission sent written "Wells Notices" to the Company, Frank R. McPike, Jr., (then the Company's Executive Vice President and Chief Financial Officer), Samuel M. Fodale (a director of the Company) and George C. J. Bigar (a former director of the Company). The "Wells Notices" indicated that the staff intended to recommend that the Commission bring a civil action against the Company and the individuals in the matter of trading in the stock of the Company, which the Company believes relates to the Company's stock repurchase program under which the Company repurchased shares of its stock from time to time during the period from October 28, 1998 to March 22, 2001.

     The Company, Mr. McPike, Mr. Fodale and Mr. Bigar have responded in writing to their respective "Wells Notices." The Company continues to cooperate with the Commission staff in this matter and awaits notice of the staff's formal recommendation of what action, if any, should be brought against the Company by the Commission.

     CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced if it is ultimately determined that he is not entitled to be indemnified by CTT as authorized by Article IV. As of July 31, 2003, the Company has advanced $58,000 and accrued an additional $40,000 for Mr. Fodale pursuant to this agreement.

     As of July 31, 2003, the Company has also paid $210,000 and accrued an additional $185,000 for the Company's, the Company's current directors' (excluding Mr. Fodale), Mr. McPike's, Mr. Bigar's and two other former directors' related legal fees in the matter, which were in the aggregate approximately $395,000 to July 31, 2003. Cumulative fees for no current or former director (except Mr. Fodale) individually exceeded $60,000 at July 31, 2003.

     The Company may receive reimbursement of certain of these fees in excess of the deductible from its directors' and officers' liability insurance policy. The Company will record any reimbursements for these expenses when they are received.

Other

     By letter dated October 7, 2003, the U.S. Department of Labor notified CTT that certain former employees had filed complaints alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, also known as the Sarbanes-Oxley Act. The complainants request that the Occupational Safety and Health Administration (OSHA) investigate and, if appropriate, prosecute such violations and request OSHA assistance in obtaining fair and reasonable reimbursement and compensation for damages. The Company believes the claims are without merit and is preparing its response to the complaints. It cannot estimate the final outcome of these complaints or the related legal or other expenses it may incur.

17.  RELATED PARTY TRANSACTIONS

     During 2003, 2002 and 2001, CTT incurred charges of approximately $6,000, $124,000 and $146,000, respectively, for consulting services (including expenses and use taxes) provided by one director in fiscal 2003 and two directors in fiscal 2002 and 2001.

18.  Subsequent Event

Unilens Agreement

     Effective October 17, 2003, CTT agreed with Unilens Corp. USA and Unilens Vision Inc. (Unilens) to settle all prior claims, to terminate all prior agreements between them and for Unilens to pay CTT an aggregate of $1,250,000 in quarterly installments of the greater of $100,000 or an amount equal to 50% of the royalties received by Unilens from one licensee. Unilens paid the first $100,000 installment on October 17, 2003. Installments are due each March 31, June 30, September 30 and December 31 beginning December 31, 2003. Unilens granted CTT a security interest in all Unilens real and personal property that is subordinate to a security interest held by UNIINVEST Holding AG in respect of $450,000 plus interest owed by Unilens to UNIINVEST Holding AG.

     Before this agreement, Unilens owed $4,711,875 (previously written off due to uncertainties relating to its collection) remaining from an original installment obligation of $5,500,000 to CTT under previous agreements made in connection with the Company's January 1989 sale of substantially all the assets of University Optical Products Co. (UOP) to Unilens Corp. USA. Due to Unilens' financial condition and the uncertainty of its payments on this obligation, the Company will record revenue from continuing operations when payments (all of which are in excess of the fair value assigned to the original obligations) are received. The Company will also record certain related contingent expenses when incurred.

19.  Selected Quarterly Financial Data (unaudited)

                                                   First       Second    Third          Fourth
                                                 Quarter      Quarter    Quarter        Quarter
For the year ended July 31, 2003
Revenues (1)                                 $   381,758  $   833,004   $   659,455    $ 1,418,716
Patent enforcement expenses,
  net of reimbursements                           35,143      118,362       193,948         78,337
Personnel and other direct expenses
  relating to revenue (2)                        739,996      670,672       707,358      1,299,883
General and administrative expenses (3)          423,994      515,787       307,862        803,009
Reversal of accounts payable
  exchanged for contingent note payable (4)   (1,583,445)          --            --            --
                                                (384,312)   1,304,821     1,209,168      2,181,229
Operating income (loss)                      $   766,070     (471,817)  $  (549,713)   $  (762,513)

Net income (loss) (5)                        $   778,907  $(1,410,023)  $  (545,729)   $  (758,456)

Net income (loss) per share
  (basic and diluted)                        $      0.13  $     (0.23)        (0.09)   $     (0.12)

Weighted average number of common
  shares outstanding:
  Basic                                        6,154,351    6,174,196     6,201,345      6,201,345
  Diluted                                      6,200,084    6,174,196     6,201,345      6,201,345

For the year ended July 31, 2002
Revenues                                     $   409,739  $   797,189   $   547,278    $   841,725
Patent enforcement expenses,
  net of reimbursements (6)                      631,615      553,022       602,345        345,108
Personnel and other direct expenses
  relating to revenue (7)                        451,529      594,383       542,435        653,092
General and administrative expenses (7)          410,639      296,929       419,844        373,875
                                               1,493,783    1,444,334     1,564,624      1,372,075
Operating loss                               $(1,084,044) $  (647,145)  $(1,017,346)   $  (530,350)

Net loss (8)                                 $(1,039,040) $(1,167,059)  $(1,031,879)   $  (778,450)

Net loss per share (basic and diluted)       $     (0.17) $     (0.19)  $     (0.17)   $     (0.13)

Weighted average number of common
  shares outstanding:
  Basic                                        6,139,351    6,144,242     6,154,351       6,154,351
  Diluted                                      6,139,351    6,144,242     6,154,351       6,154,351

(1) Includes $600,000 exchanged for the first $1,290,000 of CTT's share of the potential award in the Materna lawsuit in the fourth quarter of fiscal 2003. See Note 16 to Consolidated Financial Statements.

(2) Includes impairment charges on intangible assets of approximately $482,000 in the fourth quarter of fiscal 2003.

(3) Includes $196,000 of financing costs expensed and $237,000 of legal expenses related to the SEC investigation (see Note 16 to Consolidated Financial Statements) in the fourth quarter of fiscal 2003.

(4)  Charged to patent enforcement expense in fiscal 2002.

(5) Includes impairment loss on investment in NTRU Cryptosystems, Inc. in the second quarter of fiscal 2003. See Note 3 to Consolidated Financial Statements.

(6) Includes $1,583,445 that was reversed in the first quarter of fiscal 2003. See Note 16 to Consolidated Financial Statements.

(7) Certain expenses have been reclassified in each quarter to conform with the presentation in the financial statements for fiscal 2003.

(8) Includes $519,200 and $262,724 impairment loss on loans to E. L. Specialists, Inc. in the second and fourth quarters of fiscal 2002.


Item 9.          Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

     Competitive Technologies, Inc. previously reported its dismissal of PricewaterhouseCoopers LLP and its engagement of BDO Seidman, LLP to serve as the Company's independent accountant and audit its financial statements for the year ended July 31, 2003. The Company reported these actions in Current Reports on Forms 8-K and 8-K/A as follows:

     Form 8-K dated September 2, 2003 filed September 10, 2003;
     Form 8-K/A Amendment No. 1 dated September 2, 2003 filed
          September 19, 2003;
     Form 8-K/A Amendment No. 2 dated September 2, 2003 filed October 3,
          2003;
     Form 8-K/A Amendment No. 3 dated September 2, 2003 filed October 7,
          2003; and
     Form 8-K dated September 16, 2003 filed September 16, 2003.

Item 9A.    Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of July 31, 2003. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive and Chief Financial Officer concluded that these controls were effective as of July 31, 2003.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.


     PART III

      Pursuant to General Instruction G(3), the information called for by
Part III, except as otherwise indicated, is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on January 16, 2004 (the "Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

      The information set forth under the captions "Election of Directors", "Section 16(A) Beneficial Ownership Reporting Compliance", and the sub-caption "Audit Committee" under "Board Meetings and Committees" in the Proxy Statement is incorporated herein by reference.

      The information regarding a code of ethics is incorporated herein by reference to Item 1 of this Form 10-K under the sub-caption "Code of Ethics."

Item 11.  Executive Compensation

      The information set forth under the captions "Executive Compensation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information set forth under the caption "Beneficial Ownership of Shares" in the Proxy Statement is incorporated herein by reference.

      The equity compensation plan information is incorporated herein by reference to Item 5(d) of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions

      The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

      The information set forth under the caption "Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  List of financial statements and schedules.              Page

Competitive Technologies, Inc. and Subsidiaries:

     Reports of Independent Accountants and Auditors.        36-37

     Consolidated Balance Sheets as of July 31, 2003
     and 2002.                                                  38

     Consolidated Statements of Operations for the
     years ended July 31, 2003, 2002 and 2001.                  39

     Consolidated Statements of Changes in
     Shareholders' Interest for the years ended
     July 31, 2003, 2002 and 2001.                              40

     Consolidated Statements of Cash Flows for the
     years ended July 31, 2003, 2002 and 2001.               41-42

     Notes to Consolidated Financial Statements.             43-66

     All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K

     The Company filed the following three reports on Form 8-K during the last quarter of the period covered by this report on Form 10-K:

          1) On May 28, 2003, the Company filed a report on Form 8-K under Items 2, 5 and 7 to report the Company's sale on May 19, 2003 of the first $1,290,000 of its share of the potential award in the Materna lawsuit to LawFinance Group for $600,000.

          2) On June 16, 2003, the Company filed a report on Form 8-K (date of earliest event reported June 12, 2003) under Items 5 and 7 to report receipt of a "Wells Notice" from the staff of the Securities and Exchange Commission by each of the Company, Frank
     R. McPike, Jr. (then the Company's Chief Financial Officer), and Samuel M. Fodale (a director of the Company).

          3) On July 2, 2003, the Company filed a report on Form 8-K (date of earliest event reported July 1, 2003) under Items 5 and 7 to report the Company's internal restructuring of its organization.

     In addition, the Company furnished to the SEC a report on Form 8-K on June 10, 2003 for the purpose of furnishing the press release announcing third quarter fiscal results.

(c) List of exhibits: See Exhibit Index immediately preceding exhibits.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPETITIVE TECHNOLOGIES, INC.
                                   (the registrant)


                                   By /s/ John B. Nano
                                   John B. Nano
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer, Director and
                                   Authorized Signer


                                   Date: October 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Name                       Title                         Date

  /s/ Richard E. Carver         Director                 )
  Richard E. Carver                                      )
                                                         )
  /s/ George W. Dunbar, Jr.     Director                 )
  George W. Dunbar, Jr.                                  )
                                                         )
  /s/ John B. Nano              President, Chief         ) October 29,2003
  John B. Nano                  Executive Officer, Chief )
                                Financial Officer and    )
                                Director                 )
                                                         )
  /s/ Charles J. Philippin Director                      )
  Charles J. Philippin                                   )
                                                         )
  /s/ John M. Sabin             Director                 )
  John M. Sabin                                          )
                                                         )
  /s/ Jeanne Wendschuh          Controller and           )
  Jeanne Wendschuh              Principal Accounting     )
                                Officer                  )

                               EXHIBIT INDEX

  Exhibit
    No.                    Description                             Page

   3.1 Unofficial restated certificate of incorpora-tion of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant's Registration Statement on Form S-
            8, File Number 333-49095 and hereby
            incorporated by reference.

   3.2      By-laws of the registrant as amended
            effective January 24, 2003, filed (on January 29,
            2003) as Exhibit 4.2 to registrant's Registration
            Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

 10.1*      Registrant's Restated Key
            Employees' Stock Option Plan filed as Exhibit 4.3 to registrant's Registration Statement on Form S-
            8, File Number 33-87756 and hereby incorporated by reference.

 10.2*      Registrant's Annual Incentive
            Compensation Plan filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended April
            30, 2003 and hereby incorporated by reference.

 10.3*      Registrant's 2000 Directors Stock
            Option Plan as amended January 24, 2003 filed (on January 29, 2003) as Exhibit 4.4 to registrant's Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

 10.4*      Registrant's 1996 Directors' Stock
            Participation Plan filed as Exhibit 4.3 to registrant's Form S-8, File Number 333-18759 and hereby incorporated by reference.

 10.5*      Registrant's 1997 Employees' Stock
            Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.3 to registrant's Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

 10.6*      Employment Agreement between
            registrant and John B. Nano dated June 17, 2002 filed as Exhibit 10.1 to registrant's Form 8-K dated June 17, 2002, (filed June 20, 2002) and hereby incorporated by reference.

 10.7*      1997 Employees' Stock Option
            Agreement between registrant and John B. Nano dated June 17, 2002 filed as Exhibit 10.19 to registrant's Form 10-K for the year ended July 31, 2002 and hereby incorporated by reference.

 10.8       Asset Purchase Agreement among
            University Optical Products Co., Unilens Corp.
            USA, Unilens Optical Corp. and the registrant dated January 23, 1989 filed as Exhibit 19.1 to registrant's Form 10-Q for the quarter ended
            January 31, 1989 and hereby incorporated by reference.

 10.9       Settlement and Forbearance Agreement
            dated July 15, 1993 among registrant, Unilens
            Corp. USA and Unilens Vision Inc. filed as Exhibit
            10.47 to registrant's Form 10-K for the year ended
            July 31, 1993 and hereby incorporated by reference.

10.10       Stock Purchase Agreement dated July
            15, 1993 among registrant, Unilens Corp. USA and
            Unilens Vision Inc. filed as Exhibit 10.48 to registrant's Form 10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.11       Amendment and Modification
            Agreement dated September 27, 1993 among registrant, Unilens Corp. USA and Unilens Vision
            Inc. filed as Exhibit 10.49 to registrant's Form
            10-K for the year ended July 31, 1993 and hereby incorporated by reference.

10.12       Settlement Agreement dated October
            17, 2003 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed (on October 22, 2003) as
            Exhibit 10.1 to registrant's Form 8-K dated October 17, 2003 and hereby incorporated by reference.

10.13       Lease agreement between registrant
            and The Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended July 31, 1996 and hereby incorporated by reference.

10.14       First Amendment of Lease
            Agreement dated August 9, 2001 between registrant and The Bronson Road Group, LLP filed as Exhibit
            10.15 to registrant's Form 10-K for the year ended July 31, 2001 and hereby incorporated by reference.

10.15       Agreement between registrant and
            Samuel M. Fodale
            dated June 13, 2001 filed as Exhibit
            10.16 to registrant's Form 10-K for the year ended
            July 31, 2001 and hereby incorporated by reference.

10.16       Assignment of Promissory Notes,
            Technology Servicing Agreement, Note Purchase Agreement, Security Interest Agreement, and Intercreditor Agreement between registrant and MRM Acquisitions, LLC effective August 5, 2002 filed as Exhibit 10.1 to registrant's Form 8-K dated July 16, 2002 (on August 6, 2002) and hereby incorporated by reference.

10.17       Agreement closed on May 19, 2003 (made
            April 30, 2003) and LawFinance Group, Inc. filed
            (on May 28, 2003) as Exhibit 10.1 to registrant's
            Form 8-K dated May 19, 2003 and hereby
            incorporated by reference.

10.18       Registrant's Contingent Promissory Note
            dated October 28, 2002 in the principal amount of $1,683,349 together with its attached Exhibit A filed as Exhibit 10.20 to registrant's Form 10-K/A for the year ended July 31, 2002 (filed November 18, 2002) and hereby incorporated by reference.

11.1        Schedule of computation of earnings
            per share for the three years ended July 31,
            2003.                                                           75

14.1        Registrant's Corporate Standards of
            Conduct for all its directors, officers and
            employees as amended to date.                                76-99

16.1        Letter to registrant from
            PricewaterhouseCoopers LLP dated October 6, 2003, regarding change in certifying accountant filed (on October 7, 2003) as Exhibit 16.2 to registrant's Form 8-K/A Amendment No. 3 dated September 2, 2003 and hereby incorporated by reference.

23.1        Consent of BDO Seidman, LLP.                                   100

23.2        Consent of PricewaterhouseCoopers LLP.                         101

31.1        Certification by the Principal Executive                   102-103
            and Financial Officer of Competitive
            Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule
            15d-14(a)).

32.1        Certification by the Principal Executive and                   104
            Financial Officer of Competitive
            Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  * Management Contract or Compensatory Plan