Form 10-Q
period 2003-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2003-12-15
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     October 31, 2003

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

                         (203) 255-6044
     (Registrant's telephone number, including area code)

                                   N/A
        (Former name, former address and former fiscal year, if
                      changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [x]      No [  ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act).  Yes[  ]   No[x]

Common Stock outstanding as of December 1, 2003 - 6,201,345 shares

Exhibit Index on sequentially numbered page 28 of 52.

               Page 1 of 52 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX



PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
       October 31, 2003 and July 31, 2003 (Audited)             3

     Consolidated Statements of Operations for the
       three months ended October 31, 2003 and 2002             4

     Consolidated Statement of Changes in
       Shareholders' Interest for the three
       months ended October 31, 2003                            5

     Consolidated Statements of Cash Flows for the
       three months ended October 31, 2003 and 2002             6

     Notes to Consolidated Financial Statements              7-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         18-27

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     28

Item 4.  Controls and Procedures                               28


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    28

Item 6.   Exhibits and Reports on Form 8-K                  28-29

Signatures                                                     29



                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    October 31, 2003 and July 31, 2003



                                               October 31,      July 31,
                                                  2003            2003
                                              (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash and cash equivalents                   $  2,399,787   $  1,404,615
  Short-term investments                            99,856         99,680
  Accounts receivable                              307,233        957,275
  Prepaid expenses and other current assets        179,178        275,019
    Total current assets                         2,986,054      2,736,589

Property and equipment, at cost, net                24,145         29,834
Investments, at cost                                40,993         43,356
Intangible assets acquired, net                    132,579        142,722
    TOTAL ASSETS                              $  3,183,771   $  2,952,501


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $    482,715   $    501,655
  Accrued liabilities                            1,186,336      1,281,419
    Total current liabilities                    1,669,051      1,783,074

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      62,013         62,013
  Capital in excess of par value                26,747,229     26,747,229
  Accumulated deficit                          (25,355,197)   (25,700,490)

    Total shareholders' interest                 1,514,720      1,169,427

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  3,183,771   $  2,952,501


                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended October 31, 2003 and 2002
                                (Unaudited)



                                                  2003           2002

Revenues:
  Retained royalties                          $   386,899    $   381,758
  Retained royalty settlement                     900,000             --
                                                1,286,899        381,758

Patent enforcement expenses, net of
  reimbursements                                   32,837         35,143
Personnel and other direct expenses
  relating to revenue, of which
  $5,567 was paid to a related party
  in 2002                                         558,809        739,996
General and administrative expenses               426,170        423,994
Reversal of accounts payable exchanged
  for contingent note payable                          --     (1,583,445)
                                                1,017,816       (384,312)
Operating income                                  269,083        766,070

Interest income                                     2,461         12,837
Other income, net                                  73,749             --

Net income                                    $   345,293    $   778,907

Net income per share:
  Basic and diluted                           $      0.06    $      0.13

Weighted average number of common
  shares outstanding:
    Basic                                       6,201,345      6,154,351
    Diluted                                     6,201,345      6,200,084


                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                            For the three months ended October 31, 2003
                                            (Unaudited)


                             Preferred Stock
                            Shares                 Common Stock    Capital in
                          issued and            Shares              excess of  Accumulated
                          outstanding  Amount   issued    Amount    par value      Deficit

Balance - July 31, 2003       2,427   $60,675  6,201,345 $62,013  $26,747,229 $(25,700,490)
  Net income . . . . . . .                                                         345,293
Balance - October 31, 2003    2,427   $60,675  6,201,345 $62,013  $26,747,229 $(25,355,197)


                             See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
           for the three months ended October 31, 2003 and 2002
                                (Unaudited)



                                                 2003            2002
Cash flow from operating activities:
  Net income                                  $  345,293     $   778,907
    Noncash items included in net income:
      Depreciation and amortization               15,832          47,909
      Stock compensation                          38,366          51,939
      Reversal of accounts payable exchanged
        for contingent note payable                   --      (1,583,445)
    Other                                        (73,750)             --
    Net changes in various operating
      accounts:
      Receivables                                650,042         880,231
      Prepaid expenses and other current
        assets                                    95,841          36,757
      Accounts payable and accrued
        liabilities                             (152,389)       (738,205)
Net cash flow from operating activities          919,235        (525,907)


Cash flow from investing activities:
  Purchases of property and equipment, net            --         (13,567)
  Purchases of other short-term investments         (176)         (8,032)
  Proceeds from NTRU Cryptosystems, Inc.
    preferred stock                                2,363              --
  Sale of interests in E. L. Specialists, Inc.        --         200,000
  Collection of sales proceeds from
    previously discontinued operation             73,750              --
Net cash flow from investing activities           75,937         178,401

Net increase (decrease) in cash and cash
  equivalents                                    995,172        (347,506)
Cash and cash equivalents,(A) beginning
  of period                                    1,404,615         750,421
Cash and cash equivalents,(B) end of period   $2,399,787     $   402,915


  (A) Does not include short-term investments of $99,680 and $2,136,874, in 2003 and 2002, respectively.

  (B) Does not include short-term investments of $99,856 and $2,144,906 in 2003 and 2002, respectively.


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

     The interim financial statements and notes thereto as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

Capital Requirements, Management's Plans and Basis of
Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. At October 31, 2003, the Company's accumulated deficit was $25,355,197. At October 31, 2003 its cash, cash equivalents and short-term investments were $2,499,643.

     The Company has incurred substantial operating and net losses in the three years ended July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations and investment losses have been substantial. In addition, the Company has incurred $537,000 cumulatively through October 31, 2003 for professional advice related to the ongoing SEC investigation (see Note 8 to Consolidated Financial Statements).

     The amounts and timing of the Company's future capital requirements will depend on many factors, including the results of the Materna(TM), Fujitsu and LabCorp lawsuits (see Note 8 to Consolidated Financial Statements), the Company's marketing efforts, the SEC investigation and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. The time required to reach profitability is uncertain and we cannot assure you that the Company will be able to achieve profitability on a sustained basis.

     Management has taken certain steps to reduce cash operating expenses, to defer payment of certain liabilities, to make payment of certain obligations contingent upon receipt of revenues, and to sell additional portions of CTT's share of the potential Materna award. In addition to seeking debt and/or equity funding, we also seek to increase our cash resources by obtaining substantial up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. We cannot predict when we might receive our remaining potential award in the Materna lawsuit. While we believe receipt of that award would satisfy our cash requirements and fund our operations for a period of time that will allow us to generate sufficient revenues to sustain our operations, we cannot rely on it for our current cash requirements.

     If we do not obtain sufficient additional cash resources, management may have to reduce operating expenses and cash outflows to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If these reductions are insufficient or if our efforts do not generate sufficient cash, management intends to make further reductions that could affect our ability to achieve our growth strategy or consider other strategic alternatives. Although we cannot assure you that we will be successful in these efforts, management believes its plan would sustain the Company at least until the third quarter of fiscal 2005. Accordingly, our auditor's opinion with respect to our financial statements as of and for the year ended July 31, 2003 included an explanatory paragraph with respect to our ability to continue as a going concern.

2.   Net Income Per Share

     The following table sets forth the computations of basic and diluted net income per share.

                                                   Quarter
                                             ended October 31,
                                              2003        2002
Net income applicable to
  common stock:
    Basic and diluted                  $   345,293 $   778,907

  Weighted average number of common
    shares outstanding                   6,201,345   6,154,351
  Effect of dilutive securities:
    Stock options                               --      45,733
  Weighted average number of common
    shares outstanding and dilutive
    securities                           6,201,345   6,200,084

Net income per share of
  common stock:
    Basic and diluted                  $      0.06 $      0.13

    At October 31, 2003 and 2002, respectively, options and warrants to purchase 1,001,567 and 637,767 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive.

3.  Stock-Based Compensation

    The Company accounts for stock-based compensation at its intrinsic value under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, the Company has recognized no compensation expense for options granted under its employees and directors stock option plans since the exercise price of all options granted under those plans was at least the market value of the underlying common stock on the grant date.

    If CTT had determined compensation expense for its option grants under its employees and directors stock option plans using the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's results would have been:

                                       Quarter ended October 31,
                                           2003          2002

Net income, as reported                 $   345,293  $   778,907
Deduct total stock-based compensation
  determined under the fair value
  method, net of related tax effects       (95,754)      (56,944)
Pro forma net income                   $   249,539   $   721,963
Net income per share:
  Basic - as reported                  $      0.06   $      0.13
  Basic - pro forma                    $      0.04   $      0.12
  Diluted - as reported                $      0.06   $      0.13
  Diluted - pro forma                  $      0.04   $      0.12

    The pro forma information above may not be representative of pro forma fair value compensation effects in future periods.

4.  Unilens Receivable

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

     Before this agreement, Unilens owed $4,711,875 (previously written off due to uncertainties relating to its collection) remaining from an original installment obligation of $5,500,000 to CTT under previous agreements made in connection with the Company's January 1989 sale of substantially all the assets of University Optical Products Co. (UOP) to Unilens Corp. USA. We previously reported our disposal of UOP's assts and related receivable impairment charges as a discontinued operation. Due to Unilens' financial condition and the uncertainty of its payments on this obligation, the Company will record revenue from continuing operations when it receives payments from Unilens (all of which are in excess of the fair value assigned to the original obligations). The Company will also record related contingent expenses when incurred.

5.  Receivables

     Receivables were:
                                       October 31,       July 31,
                                         2003             2003

     Royalties                        $   271,208      $   905,654
     Other                                 36,025           51,621
                                      $   307,233      $   957,275

6.   Intangible Assets Acquired

     The Company reported no impairment charge in the first quarter of fiscal 2004.

    The Company reported amortization expense of $10,143 and $39,045, in the first quarter of fiscal 2004 and 2003, respectively, and expects to record annual amortization expense of approximately $41,000 for fiscal 2004 and 2005, $22,000 for fiscal 2006 and $3,000 for fiscal 2007 and 2008.

                                       October 31,       July 31,
                                         2003              2003
    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at adjusted cost                $ 1,204,820      $ 1,687,067
    Impairment charge                          --         (482,247)
    Accumulated amortization           (1,072,241)      (1,062,098)
                                      $   132,579      $   142,722

7.   Accrued Liabilities

     Accrued liabilities were:
                                      October 31,         July 31,
                                             2003             2003

     Royalties payable                $   789,261      $   854,616
     Accrued professional fees             61,050          156,840
     Accrued compensation                 243,854          217,952
     Other                                 92,171           52,011
                                      $ 1,186,336      $ 1,281,419

          In addition, accounts payable are primarily professional fees.

8.   Contingencies

Contingent Obligations

     CTT and Vector Vision, Inc. (VVI, a CTT consolidated subsidiary) have remaining contingent obligations of $199,569 and $224,127, respectively, at October 31, 2003 to repay grant funding.

     Under a promissory note, the Company is contingently obligated to our former patent litigation counsel in the Fujitsu matter for $1,683,349 plus simple interest at the annual rate of 11% from October 28, 2002, payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any. When we made this agreement in the first quarter of fiscal 2003, we reversed from accounts payable and recognized other operating income of $1,583,445 that was accrued at July 31, 2002. Since interest is also contingently payable, the Company has recorded no interest expense with respect to this note.

Litigation

Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission (ITC) that was withdrawn in August 2001) CTT and the University of Illinois filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels (PDPs) that infringe two U.S. patents held by CTT's client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, CTT reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California. On July 31, 2003, the judge in this case issued his Markman decision to determine the scope of and the interpretation of terms in the underlying patent claims.
The Court has since stayed all issues in both the underlying case and the counterclaims except issues relating to summary judgment. Currently, no trial is scheduled pending the outcome of summary judgment motions and possible appeal options.

     Since July 23, 2002, the University of Illinois has taken the lead in this litigation and assumed the cost of new lead counsel. Before that, CTT bore the entire cost of lead counsel in this litigation. In December 2002, CTT was dismissed as co-plaintiff from this litigation but retains its economic interest in any potential favorable outcome.

     In September 2001, Fujitsu et al. filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware (subsequently dismissed and refiled in the Northern District of California). This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Northern District of California.

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

     In November 2002, the Court confirmed its judgment in favor of CTT and MLI. The Court's amended judgment awarded CTT approximately $1,019,000 damages, $1,019,000 enhanced damages, $560,000 attorneys' fees and $132,000 prejudgment interest. If the Court's judgment is upheld on appeal, CTT will retain approximately $1,100,000 of damages awarded plus post-judgment interest at the statutory rate. The U.S. Court of Appeals for the Federal Circuit heard oral arguments in this case on November 5, 2003 and we await its decision.

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

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp paid $250,000 for homocysteine assays performed from November 1, 2001 through October 31, 2002.
In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. Since January 2003, CTT has received cumulative royalties of $902,788 (revenues of $361,115 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties paid or payable of $541,673) from LabCorp pursuant to this January 2003 Stipulated Order. If the November 2002 judgment in favor of CTT is reversed on appeal, LabCorp's ability to recover amounts paid to CTT, if at all, may depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

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

     On September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit (CAFC) unanimously affirmed the August 13, 2002 judgment. In November 2003, the CAFC denied the defendant's appeal requesting a rehearing en banc. We do not yet know whether the defendant intends to petition for certiorari (a request that the Supreme Court hear its appeal) to the U.S. Supreme Court by February 11, 2004, the deadline for such a petition.

     Based on the language of the September 3, 2003 judgment, CTT's management believes there is a very reasonable possibility the Company will receive its share of damages finally awarded plus its proportionate share of interest. CTT has recorded no potential judgment proceeds in its financial statements to date. CTT will record revenue for judgment proceeds when it receives them.

Sales of portions of expected Materna award

     Effective October 30, 2003, CTT sold to LawFinance Group, Inc. (LFG) a second portion of its expected $6,000,000 patent infringement judgment against American Cyanamid Company (Defendant) in the Materna lawsuit. On October 31, 2003, CTT received $900,000 cash in exchange for an Assigned Portion (plus court awarded interest thereon from October 31, 2003) of CTT's share of the potential award and recorded $900,000 in retained royalty settlement revenue in first quarter 2004. In management's opinion, it is most likely that the Assigned Portion will be $1,125,000.

     According to this LFG agreement, the Assigned Portion relating to the above transaction will be:

     a) $1,125,000 if, in the current Appeal, Defendant does not file a petition for certiorari with the United
States Supreme Court (Supreme Court) or the Supreme Court denies Defendant's petition for certiorari during the current 2003-2004 Term and LFG receives full payment within 7 days of CTT's receiving payment from Defendant, or

     b) $2,160,000 if, in the current Appeal, Defendant files a petition for certiorari with the Supreme Court and the Supreme Court grants Defendant's petition and LFG receives full payment within 7 days of CTT's receiving payment from Defendant, or

     c) $1,400,000 in any circumstance that does not meet the conditions of a) or b).

     CTT has no financial obligation to repay LFG or to return any portion of the aggregate $1,500,000 received from LFG as of October 31, 2003. (On May 19, 2003, CTT received $600,000 cash from LFG in exchange for $1,290,000 (plus court awarded interest from May 19, 2003) of CTT's share of the potential award.) If CTT's share of the potential award is less than the total amount sold to LFG, the entire amount would be paid to LFG and LFG would be deemed paid in full. CTT granted LFG a first security interest in CTT's share of the potential award.

     Effective November 17, 2003, CTT sold to a CTT shareholder $312,500 (plus court awarded interest thereon from November 14, 2003) of its expected judgment in the Materna lawsuit in exchange for $250,000 in cash. CTT granted this shareholder a security interest subordinate to that of LFG in CTT's share of the potential award.

     If the judgment in the Materna lawsuit is reversed in an unappealable decision by the appropriate court, or if there are no litigation proceeds to be distributed, the Company has no financial obligation to repay this shareholder in either cash or shares of CTT common stock.
If the award remaining after all amounts due to LFG is less than $312,500, CTT shall pay this shareholder the difference in shares of CTT common stock valued at its market value on the day of distribution, after which he would be deemed paid in full.

     Depending on the conditions described in a), b) and c) above relative to LFG, at December 1, 2003, CTT retained the remaining anticipated a) $3,272,500, b) $2,237,500, or c) $2,997,500 proceeds from this expected award (plus court awarded interest thereon) in addition to the $1,750,000 already received from LFG and this shareholder.

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

     The Company, Mr. McPike, Mr. Fodale and Mr. Bigar have responded in writing to their respective "Wells Notices." The Company continues to cooperate with the Commission staff in this matter and awaits notice of the staff's formal recommendation of what action, if any, the Commission should take against the Company.

     CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced if it is ultimately determined that he is not entitled to be indemnified by CTT as authorized by
Article IV. As of October 31, 2003, the Company has advanced $58,000 and accrued an additional $42,000 for Mr. Fodale pursuant to this agreement.

     As of October 31, 2003, the Company has also paid
$210,000 and accrued an additional $227,000 for the Company's and its current and former directors' (excluding
Mr. Fodale, addressed above, and Mr. Nano, who was not named) related legal fees in the matter, which were in the aggregate approximately $437,000 to October 31, 2003.
Cumulative fees for no current or former director (except
Mr. Fodale) individually exceeded $60,000 at October 31,
2003.

     The Company has filed a claim under its directors' and officers' liability insurance for reimbursement of these fees in excess of the policy deductible. The Company will record any reimbursements for these expenses when it receives them.

Other

     By letter dated October 7, 2003, the U.S. Department of Labor notified CTT that certain former employees had filed complaints alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, also known as the Sarbanes-Oxley Act. The complainants request that the Occupational Safety and Health Administration (OSHA) investigate and, if appropriate, prosecute such violations and request OSHA's assistance in obtaining fair and reasonable reimbursement and compensation for damages. Management believes these claims are without merit and the Company has responded to the complaints. It cannot estimate the final outcome of these complaints or the related legal or other expenses it may incur.

9.   Related Party Transactions

     During the three months ended October 31, 2002, CTT incurred charges of $5,567 for consulting services (including expenses and use taxes) provided by one director.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     We have rounded all amounts in this Item 2 to the nearest thousand dollars. In addition, all periods discussed in this Item 2 relate to our fiscal years ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31 respectively).

Results of Operations - Three Months Ended October 31, 2003 (First Quarter 2004) vs. Three Months Ended October 31, 2002 (First Quarter 2003

Financial Results

     Net income for our first quarter 2004 was $345,000 compared with $779,000 for our first quarter 2003, a reduction of $434,000. First quarter 2004 included $900,000 of revenues from sale of a portion of our potential award in the Materna lawsuit discussed below. First quarter 2003 included $1,583,000 gain from the reversal of accounts payable exchanged for a contingent note payable.

Revenues

     Total revenues in our first quarter 2004 were $1,287,000, which was $905,000 (237%) higher than in our first quarter 2003, principally because of retained royalty settlement revenues of $900,000 in our first quarter 2004 from sale of a portion of our potential award in the Materna(TM) lawsuit discussed below.

     In addition, royalty revenues from homocysteine assays in our first quarter 2004 increased over first quarter 2003 by $232,000 (686%), including $140,000 from settlement of a royalty audit and $82,000 from LabCorp (pursuant to a stipulated order in the LabCorp litigation) and license agreements made in second quarter 2003. If the November 2002 judgment in favor of CTT is reversed on appeal, LabCorp's ability to recover amounts paid to CTT, if at all, may depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

     We had no royalty revenues from Ethyol(TM) or vitamin B12 in our first quarter 2004 since we reached our $500,000 per calendar year Ethyol maximum for calendar 2003 in fourth quarter 2003 and the vitamin B12 patent has expired. These technologies generated revenue of $147,000 and $52,000, respectively, in our first quarter 2003.

     In our first quarter 2004, $1,166,000 (91%) of our revenues were from the sale discussed below, $900,000 (70%), and from the homocysteine assay, $266,000 (21%).

Sale of a portion of expected Materna award

     Effective October 30, 2003, Competitive Technologies, Inc.
(CTT) sold to LawFinance Group, Inc. (LFG) a second portion of its expected $6,000,000 patent infringement judgment against American Cyanamid Company (Defendant) in the Materna lawsuit. On October 31, 2003, CTT received $900,000 cash from LFG in exchange for the Assigned Portion (plus court awarded interest from October 31, 2003) of CTT's share of the potential award. In management's opinion, it is most likely that the Assigned Portion will be $1,125,000. In that case, CTT's remaining anticipated proceeds from this expected award (after CTT's subsequent sale of an additional $312,500 of CTT's share of this award) would be $3,272,500 in addition to the $1,750,000 received as of December 1, 2003.

Operating expenses

     Patent enforcement expenses, net of reimbursements, of $33,000 in first quarter 2004 were $2,000 (7%) lower than in first quarter 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 8 to the accompanying Consolidated Financial Statements.

     Personnel and other direct expenses relating to revenue were $559,000 for first quarter 2004, which was $181,000 (25%) lower than the $740,000 in first quarter 2003. All of this net reduction related to personnel reductions. We include in personnel expenses the costs of consultants we engage to assist us in developing specific revenue opportunities and strategic alliances and relationships. In first quarter 2004, we had approximately 14 full-time equivalents compared with approximately 16 in first quarter 2003.

     General and administrative expenses for first quarter 2004 were $426,000, which was $2,000 (less than 1%) higher than the $424,000 for first quarter 2003. Financing expenses increased $34,000 and legal expenses directly related to the SEC investigation increased $33,000 (see Note 8 to accompanying Consolidated Financial Statements). These increases were substantially offset by lower annual report, marketing, audit and other expenses.

Reversal of accounts payable exchanged for contingent note payable

     In first quarter 2003, we reversed from accounts payable $1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted other operating income. On October 28, 2002, the Company signed an agreement making future payments to our former patent litigation counsel in the Fujitsu matter completely contingent on future receipts from Fujitsu. This contingent promissory note payable is for $1,683,000 plus simple interest at the annual rate of 11% from October 28, 2002, payable only from future receipts in a settlement or other favorable outcome of the litigation against Fujitsu, if any.

Other income, net

     Other income, net, for first quarter 2004 included a $100,000 installment received from Unilens Corp. USA pursuant to a settlement agreement effective October 17, 2003, partially offset by related and other expenses. We previously reported our disposal of UOP's assets and related receivable impairment charges as a discontinued operation. Due to uncertainties related to collection of this receivable ($1,150,000 at October 31, 2003), CTT will record revenue from continuing operations, when it receives payments and related contingent expenses when incurred.

     Interest income of $2,000 for first quarter 2004 was $10,000 (81%) lower than in first quarter 2003. Our average invested balance was approximately 49% lower and our weighted average interest rate was approximately 0.7% per annum compared with approximately 1.7% per annum in first quarter 2003.

    The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes.

Financial Condition and Liquidity

Condition at October 31, 2003

     At October 31, 2003, the Company had net working capital of $1,317,000 (which was $363,000 more than at July 31, 2003) and no outstanding debt or available credit facility.

     At October 31, 2003, cash, cash equivalents and short-term investments of $2,500,000 were $995,000 higher than at July 31, 2003 and were available to support our current operating needs. Of this increase, $900,000 was from sale of the potential award in the Materna lawsuit to LFG discussed above and $100,000 was from Unilens' first installment payment. Operating activities in first quarter 2004 provided $919,000 of cash: $650,000 from collecting accounts receivable, $345,000 from net income and $96,000 from prepaid expenses and other current assets, partially offset by paying $152,000 of accounts payable and accrued liabilities. Investing activities provided $76,000 of cash primarily from the Unilens payment described above.

     The Company's net income for first quarter 2004 included noncash charges of $16,000 for depreciation and amortization and $38,000 for stock compensation.

     In addition to fluctuations in the amounts of royalties reported, changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

Capital requirements and funding

     In October 2002, we retained an investment banker to advise and assist the Company in obtaining additional debt and/or equity funding. Under this retainer as extended July 10, 2003, (which either party currently may terminate at any time), the Company committed to pay $10,000 per month plus out-of-pocket expenses through January 10, 2004 plus certain fees payable only if CTT completes a financing transaction. The Company will use the net proceeds of any completed financing transaction for working capital and funding CTT's technology commercialization strategy. We cannot assure you that a financing transaction will be completed.

     The Company has incurred substantial operating and net losses in the three years ended July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations and investment losses have been substantial. In addition, the Company has incurred $537,000 cumulatively through October 31, 2003 for professional advice related to the ongoing SEC investigation (see
Note 8 to accompanying Consolidated Financial Statements).

     The amounts and timing of the Company's future capital requirements will depend on many factors, including the results of the Materna, Fujitsu and LabCorp lawsuits, the Company's marketing efforts, the pending SEC investigation and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. The time required to reach profitability is uncertain and we cannot assure you that the Company will be able to achieve profitability on a sustained basis.

     Management has taken certain steps to reduce cash operating expenses, to defer payment of certain liabilities, to make payment of certain obligations contingent upon receipt of revenues, and to sell additional portions of CTT's share of the potential Materna award. In addition to seeking debt and/or equity funding, we also seek to increase our cash resources by obtaining substantial up-front license fees in potential new licenses, by collecting additional amounts we believe are due to us and by selling future royalty streams from our portfolio. We cannot predict when we might receive our remaining potential award in the Materna lawsuit. While we believe that receipt of that award would satisfy our cash requirements and fund our operations for a period of time that may allow us to generate sufficient revenues to sustain our operations, we cannot rely on it for our current cash requirements.

     If we do not obtain sufficient additional cash resources, management may have to reduce operating expenses and cash outflows to sustain the Company until it obtains additional cash from revenues, potential litigation awards or other funding sources. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. If these reductions are insufficient or if our efforts do not generate sufficient cash, management intends to make further reductions that could affect our ability to achieve our growth strategy or to consider other strategic alternatives. Although we cannot assure you that we will be successful in these efforts, management believes its plan would sustain the Company at least until the third quarter of fiscal 2005.

American Stock Exchange listing standards

     At July 31, 2003, CTT's shareholders' interest was $1,169,000. On November 12, 2003, the American Stock Exchange (AMEX) notified CTT that it did not meet certain AMEX listing standards and that the Company must submit a plan for returning to compliance with those standards before May 12, 2005 in order to maintain its AMEX listing. If the AMEX accepts this plan, the Company will be able to continue its listing during the plan period. If CTT is not in compliance with the AMEX continued listing standards at the end of the plan period or does not make progress consistent with the plan during the plan period, or if the plan is not accepted by the AMEX, the AMEX may initiate proceedings to de-list CTT's common stock. We submitted our plan to the AMEX on December 12, 2003 and intend to comply with the AMEX continued listing standards according to that plan. We cannot assure you if or when we will again meet AMEX listing requirements.

Installment receivable from Unilens Corp. USA and Unilens Vision
Inc. (Unilens)

     Effective October 17, 2003, CTT agreed with Unilens to settle all prior claims, to terminate all prior agreements between them and for Unilens to pay CTT an aggregate of $1,250,000 in quarterly installments of the greater of $100,000 or an amount equal to 50% of the royalties received by Unilens from one licensee. Unilens paid the first $100,000 installment on October 17, 2003. Installments are due each March 31, June 30, September 30 and December 31 beginning December 31, 2003. Unilens granted CTT a security interest in all Unilens real and personal property that is subordinate to a security interest held by UNIINVEST Holding AG in respect of $450,000 plus interest owed by Unilens to UNIINVEST Holding AG.

     Before this agreement, Unilens owed $4,712,000 (previously written off due to uncertainties relating to its collection) remaining from an original installment obligation of $5,500,000 to CTT under previous agreements made in connection with the Company's January 1989 sale of substantially all the assets of University Optical Products Co. (UOP) to Unilens Corp. USA. We previously reported our disposal of UOP's assets and related receivable impairment charges as a discontinued operation. Due to Unilens' financial condition and the uncertainty of its payments on this obligation, the Company will record revenue from continuing operations when it receives payments from Unilens (all of which are in excess of the fair value assigned to the original obligations). The Company will also record related contingent expenses when incurred.

Sales of portions of expected Materna award

     Effective October 30, 2003, CTT sold to LFG a second portion of its expected $6,000,000 patent infringement judgment against American Cyanamid Company (Defendant) in the Materna lawsuit. On October 31, 2003, CTT received $900,000 cash in exchange for the Assigned Portion (plus court awarded interest thereon from October 31, 2003) of CTT's share of the potential award and recorded $900,000 in retained royalty settlement revenue in first quarter 2004. In management's opinion, it is most likely that the Assigned Portion will be $1,125,000.

     According to this LFG agreement, the Assigned Portion will be:

     a) $1,125,000 if, in the current Appeal, Defendant does not file a petition for certiorari (a request that the Supreme Court hear its appeal) with the United States Supreme Court (Supreme Court) or the Supreme Court denies Defendant's petition for certiorari during the current 2003-2004 Term and LFG receives full payment within 7 days of CTT's receiving payment from Defendant, or

     b) $2,160,000 if, in the current Appeal, Defendant files a petition for certiorari with the Supreme Court and the Supreme Court grants Defendant's petition and LFG receives full payment within 7 days of CTT's receiving payment from Defendant, or

     c) $1,400,000 in any circumstance that does not meet the conditions of a) or b).

     CTT has no financial obligation to repay LFG or to return any portion of the aggregate $1,500,000 received from LFG as of October 31, 2003. (On May 19, 2003, CTT received $600,000 cash from LFG in exchange for $1,290,000 (plus court awarded interest from May 19, 2003) of CTT's share of the potential award.) If CTT's share of the potential award is less than the total amount sold to LFG, the entire amount would be paid to LFG and LFG would be deemed paid in full. CTT granted LFG a first security interest in CTT's share of the potential award.

     Effective November 17, 2003, CTT sold to a CTT shareholder $312,500 (plus court awarded interest thereon from November 14, 2003) of its expected judgment in the Materna lawsuit in exchange for $250,000 in cash. CTT granted this shareholder a security interest subordinate to that of LFG in CTT's share of the potential award.

     If the judgment in the Materna lawsuit is reversed in an unappealable decision by the appropriate court, or if there are no litigation proceeds to be distributed, the Company has no financial obligation to repay this shareholder in either cash or shares of CTT common stock. If the award remaining after all amounts due to LFG is less than $312,500, CTT shall pay this shareholder the difference in shares of CTT common stock valued at its market value on the day of distribution, after which he would be deemed paid in full.

     Depending on the conditions described in a), b) and c), above relative to LFG, at December 1, 2003, CTT retained the remaining anticipated a) $3,272,500, b) $2,237,500, or c) $2,997,500 proceeds from this expected award (plus court awarded interest thereon) in addition to the $1,750,000 already received from LFG and this shareholder.

Commitments

     At October 31, 2003, the Company's commitments were:

                                       Payments Due by Period
                                        Less                            More
At October 31, 2003                     than        1-3        3-5    than 5
Contractual Obligations     Total     1 year      years      years     years

Operating lease
  obligations            $767,000   $265,000   $465,000   $ 37,000   $    --
Other
  obligations              29,000     14,000     15,000         --        --
                         $796,000   $279,000   $480,000   $ 37,000   $    --


     The Company's other commitments are either contingent upon a future event or terminable on less than thirty days' notice.

     Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC investigation and with complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Note 8 to accompanying Consolidated Financial Statements). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors' and officers' liability insurance (subject to deductibles).

     The Company has several agreements with third parties to assist it in licensing specific technologies or to audit licensees' royalty reports. Under these agreements, the third parties are compensated only from the new revenues generated by their efforts.

     In one of the Company's agreements (which the Company may terminate on ninety days' written notice), it has committed to pay minimum annual license fees of $10,000 on each January 1, beginning January 1, 2004. In another agreement (which the Company may also terminate on ninety days' written notice), it has committed to pay $4,000 in June 2004 and a $15,000 termination fee if the agreement is terminated in certain circumstances before January 31, 2006. In addition, the Company has agreed to reimburse patent expenses ($47,000 as of October 31, 2003) from future royalty receipts before retaining any revenue.

     Under another agreement, the Company has agreed to pay $25,000 per technology portfolio when a candidate transferee demonstrates firm interest in two technology portfolios.

     CTT and Vector Vision, Inc. (VVI, a CTT consolidated subsidiary) have remaining contingent obligations of $199,569 and $224,127, respectively, at October 31, 2003 to repay grant funding.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets.

     The Company is involved in three pending patent enforcement litigation matters. In addition, the SEC is investigating "In the Matter of Trading in the Securities of Competitive Technologies, Inc." and the Company has been notified of complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002. All are detailed in Note 8 to the accompanying Consolidated Financial Statements.

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

     Royalty settlements

          We recognize royalty settlement revenue when our rights to litigation awards related to our patent and license rights are final and unappealable and we have assurance of collecting those awards. We also recognize royalty settlement revenue when we have collected litigation awards in cash (from the adverse party or by sale of our rights to another party without recourse) and we have no obligation or are very unlikely to be obligated to repay such collected amounts. We include royalty settlement revenue in operating revenue. Although final litigation awards may be infrequent, they are an integral aspect of our patent and technology licensing and commercialization business.

     Other arrangements

          In limited instances, we enter into multiple element arrangements with continuing service obligations. Based upon the limited verifiable objective evidence available, we generally defer all revenue from such multiple element arrangements until we deliver all elements.

          We evaluate milestone billing arrangements on a case-by-case basis. Generally we recognize upfront fees ratably over the entire arrangement and milestone payments as we achieve milestones.

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

Related Party Transactions

     CTT incurred charges of $5,567 for consulting services
(including expenses and use taxes) provided by one director in the first quarter of fiscal 2003.

     In the past, the Company's board of directors determined that when a director's services were outside the normal duties of a director, the Company should compensate the director at the rate of $1,000 per day plus expenses (which is the same amount it pays a director for attending a one-day Board meeting). CTT classified these amounts as consulting expenses.


Forward-Looking Statements

     Statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws and are not guarantees of future performance. When used in this Form 10-Q, the words "anticipate," "believe," "intend," "plan," "expect" and similar expressions as they relate to us or our business or management are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies and other risks and uncertainties inherent in our business, including those set forth in Item 1 of our Annual Report on Form 10-K for the year ended July 31, 2003 under the caption "Risk Factors," and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of October 31, 2003. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of October 31, 2003.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.



                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in pending litigation matters that are fully detailed in Note 8 to the accompanying Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K                Page

A)   Exhibits

      10.1  Agreement between registrant and a CTT
            shareholder effective November 17, 2003     30-49

      31.1 Certification by the Principal Executive
            and Financial Officer of Competitive
            Technologies, Inc. pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
            (Rule 13a-14(a) or Rule 15d-14(a))          50-51

      32.1  Certification by the Principal Executive
            and Financial Officer of Competitive
            Technologies, Inc. pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
            (18 U.S.C. 1350).                              52

B)   Reports on Form 8-K

The Company filed the following seven reports on Form 8-K during the period covered by this report on Form 10-Q:

          1) On September 4, 2003, the Company filed a report on Form 8-K under Items 5 and 7 to report the September 3, 2003 decision of the U.S. Court of Appeals for the Federal Circuit affirming the August 13, 2002 judgment of the United States District Court for the District of Colorado in the Materna(TM) litigation.

          2) The Company filed reports on Forms 8-K and 8-K/A under Items 4 and 7 to report its dismissal of PricewaterhouseCoopers LLP and its engagement of BDO
     Seidman, LLP to serve as the Company's independent accountant and audit its financial statements for the year ended July 31, 2003, as follows:

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

          3) On October 22, 2003, the Company filed a report on Form 8-K (date of earliest event reported October 17, 2003) under Items 2 and 7 to report the Company's agreement with Unilens for Unilens to pay the Company an aggregate of $1,250,000 in quarterly installments of at least $100,000.

     In addition, on October 31, 2003, the Company furnished a report on Form 8-K under Item 12 to the SEC for furnishing the press release announcing results for its fourth quarter and fiscal year ended July 31, 2003.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ John B. Nano
                              John B. Nano
                              President, Chief Executive
                              Officer and Authorized Signer


Date: December 15, 2003