Form 10-Q
period 2004-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2004-03-16
CIK 102198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     January 31, 2004

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

Common Stock outstanding as of March 1, 2004 - 6,243,697 shares

Exhibit Index on sequentially numbered page 30 of 76.

               Page 1 of 76 sequentially numbered pages



              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   INDEX



PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Financial Statements

A.   Condensed Financial Statements (Unaudited)

     Consolidated Balance Sheets at
     January 31, 2004 and (Unaudited)
     July 31, 2003 (Audited)                                    3

     Consolidated Statements of Operations for the
     three months ended January 31, 2004 and 2003               4

     Consolidated Statements of Operations for the
     six months ended January 31, 2004 and 2003                 5

     Consolidated Statement of Changes in
     Shareholders' Interest for the six
     months ended January 31, 2004                              6

     Consolidated Statements of Cash Flows for the
     six months ended January 31, 2004, and 2003                7

     Notes to Consolidated Financial Statements              8-19

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         20-28

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     29

Item 4.  Controls and Procedures                               29


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    29

Item 4.   Submission of Matters to a Vote
          of Security Holders                                  30

Item 5.   Other Information                                    30

Item 6.   Exhibits and Reports on Form 8-K                  30-31

Signatures                                                     32


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    January 31, 2004 and July 31, 2003




                                               January 31,      July 31,
                                                  2004            2003
                                              (Unaudited)      (Audited)
ASSETS

Current assets:
  Cash and cash equivalents                   $  1,497,279   $  1,404,615
  Short-term investments                           100,031         99,680
  Receivables                                      897,281        957,275
  Prepaid expenses and other current assets        152,134        275,019
    Total current assets                         2,646,725      2,736,589

Property and equipment, net                         19,245         29,834
Investments, at cost                                40,993         43,356
Intangible assets acquired, net                    116,270        142,722
    TOTAL ASSETS                              $  2,823,233   $  2,952,501


LIABILITIES AND SHAREHOLDERS' INTEREST

Current liabilities:
  Accounts payable                            $    261,247   $    501,655
  Accrued liabilities                              824,799      1,281,419
    Total current liabilities                    1,086,046      1,783,074

Commitments and contingencies                           --             --

Shareholders' interest:
  5% preferred stock, $25 par value                 60,675         60,675
  Common stock, $.01 par value                      62,437         62,013
  Capital in excess of par value                26,904,985     26,747,229
  Accumulated deficit                          (25,290,910)   (25,700,490)

    Total shareholders' interest                 1,737,187      1,169,427

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                              $  2,823,233   $  2,952,501


                          See accompanying notes






                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
           for the three months ended January 31, 2004 and 2003
                                (Unaudited)



                                                  2004           2003

Revenues
  Retained royalties                          $   698,055    $   833,004
  Retained royalty settlements                    250,000             --
                                                  948,055        833,004

Patent enforcement expenses, net of
  reimbursements                                   14,174        118,362
Personnel and other direct expenses
  relating to revenue                             588,085        670,672
General and administrative expenses               371,157        515,787
                                                  973,416      1,304,821

Operating loss                                    (25,361)      (471,817)

Interest income                                     3,161          6,105
Other income (expense), net                        86,487       (944,311)

Net income (loss)                             $    64,287    $(1,410,023)

Net income (loss) per share:
  Basic and diluted                           $      0.01    $     (0.23)

Weighted average number of common
  shares outstanding:
    Basic                                       6,207,631      6,174,196
    Diluted                                     6,398,726      6,174,196


                          See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
            for the six months ended January 31, 2004 and 2003
                                (Unaudited)



                                                  2004           2003

Revenue
  Retained royalties                          $ 1,084,954    $ 1,214,762
  Retained royalty settlements                  1,150,000             --
                                                2,234,954      1,214,762

Patent enforcement expenses, net of
  reimbursements                                   47,011        153,505
Personnel and other direct expenses
  relating to revenue                           1,146,894      1,410,668
General and administrative expenses               797,327        939,781
Reversal of accounts payable exchanged
  for contingent note payable                          --     (1,583,445)
                                                1,991,232        920,509

Operating income                                  243,722        294,253

Interest income                                     5,622         18,942
Other income (expense), net                       160,236       (944,311)

Net income (loss)                             $   409,580    $  (631,116)

Net income (loss) per share:
  Basic and diluted                           $      0.07    $     (0.10)

Weighted average number of common
  shares outstanding:
    Basic                                       6,204,488      6,166,284
    Diluted                                     6,300,036      6,166,284


                          See accompanying notes



                             PART I.  FINANCIAL INFORMATION (Continued)

                          COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Interest
                             For the six months ended January 31, 2004
                                            (Unaudited)

                                      Preferred Stock
                                     Shares                        Common Stock        Capital in
                                   issued and                   Shares                  excess of    Accumulated
                                   outstanding    Amount        issued      Amount      par value       Deficit
Balance - July 31, 2003               2,427       $60,675    6,201,345     $62,013    $26,747,229    $(25,700,490)

  Exercise of common stock options                              12,850         129         26,829

  Stock issued under 1996 Directors'
    Stock Participation Plan                                    12,500         125         31,125

  Stock issued under 401(k) Plan                                17,002         170         99,802

  Net income                                                                                              409,580
Balance - January 31, 2004            2,427       $60,675    6,243,697     $62,437    $26,904,985    $(25,290,910)

                             See accompanying notes



                PART I.  FINANCIAL INFORMATION (Continued)

              COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            for the six months ended January 31, 2004 and 2003
                                (Unaudited)

                                                  2004           2003
Cash flows from operating activities:
  Net income (loss)                           $   409,580    $  (631,116)
    Noncash items included in net income (loss):
      Depreciation and amortization                30,875         95,474
      Stock compensation                           33,266         40,740
      Reversal of accounts payable exchanged
        for contingent note payable                    --     (1,583,445)
      Impairment loss on investment                    --        944,000
      Collection on Unilens receivable           (160,235)            --
      Other, net                                    6,165            311
    Net changes in various operating accounts:
      Receivables                                  59,994       (730,335)
      Prepaid expenses and other current
        assets                                    122,885         (3,208)
      Accounts payable and accrued
        liabilities                              (599,072)        52,005
Net cash flows used in operating activities       (96,542)    (1,815,574)

Cash flows from investing activities:
  Purchases of property and equipment                  --        (13,567)
  Purchase of intangible assets                        --        (50,000)
  Proceeds from short-term investments               (351)     1,036,025
  Sale of interests in E. L. Specialists, Inc.         --        200,000
  Collection on Unilens receivable                160,235             --
  Other                                             2,364             --
Net cash flows provided by investing
  activities                                      162,248      1,172,458

Cash flows from financing activities:
  Proceeds from exercise of stock options          26,958             --
New cash flows provided by financing
  activities                                       26,958             --

Net increase (decrease) in cash and cash
  equivalents                                      92,664       (643,116)
Cash and cash equivalents, beginning
  of period                                     1,404,615        750,421
Cash and cash equivalents, end of period      $ 1,497,279    $   107,305


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

Capital Requirements, Management's Plans and Basis of
Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. At January 31, 2004, the Company's accumulated deficit was $25,290,910. At January 31, 2004, its cash, cash equivalents and short-term investments were $1,597,310.

     The Company has incurred substantial operating and net losses in the three years ended July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations and investment losses have been substantial. In addition, the Company has incurred $534,000 cumulatively through January 31, 2004 for professional advice related to the ongoing SEC investigation (see Note 8 to Consolidated Financial Statements). Accordingly, our auditor's opinion with respect to our financial statements as of and for the year ended July 31, 2003 included an explanatory paragraph with respect to our ability to continue as a going concern.

     Management has and continues to take actions to improve the Company's results. These actions include aggressively pursuing new license agreements, reducing cash operating expenses, deferring payment of certain liabilities, structuring payment obligations contingent upon revenues, selling portions of CTT's share of the potential Materna award, and collecting amounts previously written off.

     See also Note 10 to the accompanying Consolidated Financial
Statements.

     The amounts and timing of the Company's future cash requirements will depend on many factors, including the results of the Company's marketing efforts, the Materna(TM) award, Fujitsu and LabCorp lawsuits (see Note 8 to accompanying Consolidated Financial Statements), the SEC investigation, and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. Although we cannot assure you that we will be successful in these efforts, management believes its plan would sustain the Company at least through fiscal 2005.

2.   Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per share.

                                          Six months                          Quarter
                                       ended January 31,                 ended January 31,
                                      2004             2003              2004         2003
Net income (loss) applicable
  to common stock:
                                  $   409,580      $  (631,116)     $    64,287    $(1,410,023)

Weighted average number of common
  shares outstanding                6,204,488        6,166,284        6,207,631      6,174,196
  Effect of dilutive securities:
    Stock options                      95,548               --          191,095             --
Weighted average number of common
  shares outstanding and dilutive
  securities                        6,300,036        6,166,284        6,398,726      6,174,196
Net income (loss) per share of
  common stock:
  Basic and diluted               $      0.07      $     (0.10)     $      0.01    $     (0.23)


    At January 31, 2004 and 2003, respectively, options and warrants to purchase 573,428 and 997,767 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive (of total options and warrants outstanding of 1,113,717 and 997,767, respectively).

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

    If CTT had determined compensation expense for its option grants under its employees and directors stock option plans using the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's results would have been:

                                          Six months                       Quarter
                                       ended January 31,               ended January 31,
                                      2004              2003          2004            2003
Net income (loss), as reported    $   409,580     $  (631,116)     $ 64,287      $(1,410,023)
Deduct total stock-based
  compensation determined
  under the fair value method        (169,556)       (149,029)      (73,802)         (92,086)
Pro forma net income (loss)       $   240,024     $  (780,145)     $ (9,515)     $(1,502,109)
Net income per share:
  Basic and diluted - as reported $      0.07     $     (0.10)     $   0.01      $     (0.23)
  Basic and diluted - pro forma   $      0.04     $     (0.13)     $   0.00      $     (0.24)

    The pro forma information above may not be representative of pro forma fair value compensation effects in future periods.

4.  Unilens Receivable

     In 1989, the Company sold substantially all the assets of University Optical Products Co. (UOP) to Unilens Corp. USA for $6 million dollars, including a $5.5 million installment receivable. Due to uncertainties related to its collection, the Company wrote off the entire installment receivable in fiscal 1989 and 1990. The Company deemed the receivable balance of $4.7 million uncollectible.

     Effective October 17, 2003, Unilens Corp. USA and Unilens Vision Inc. (Unilens) agreed to pay CTT an aggregate of $1,250,000 in quarterly installments of the greater of $100,000 or an amount equal to 50% of the royalties received by Unilens from one licensee. CTT and Unilens also agreed to settle all prior claims and to terminate all prior agreements between them. At January 31, 2004, Unilens has paid aggregate installments of $203,000. Installments are due each March 31, June 30, September 30 and December 31 beginning December 31, 2003. Unilens granted CTT a security interest in all Unilens real and personal property that is subordinate to a security interest held by UNIINVEST Holding AG in respect of $450,000 plus interest owed by Unilens to UNIINVEST Holding AG.

     Due to Unilens' financial condition and the uncertainty of its payments on this receivable ($1,047,000 at January 31, 2004), the Company will record other income as it receives payments from Unilens.

5.  Receivables

     Receivables were:
                                      January 31,      July 31,
                                         2004            2003

     Royalties                        $ 888,952      $  905,654
     Other                                8,329          51,621
                                      $ 897,281      $  957,275

6.   Intangible Assets Acquired

     The Company reported an impairment charge of $6,166 in the first half of fiscal 2004.

    The Company reported amortization expense of $20,286 and $78,759, in the first half of fiscal 2004 and 2003, respectively, and expects to record annual amortization expense of approximately $39,000 for fiscal 2004, $38,000 for fiscal 2005, $24,000 for fiscal 2006 and $3,000 for fiscal 2007 and 2008.

                                      January 31,        July 31,
                                         2004              2003
    Intangible assets acquired,
      principally licenses and
      patented technologies,
      at adjusted cost                $ 1,204,820     $ 1,687,067
    Impairment charge                      (6,166)       (482,247)
    Accumulated amortization           (1,082,384)     (1,062,098)
                                      $   116,270     $   142,722

7.   Accrued Liabilities

     Accrued liabilities were:
                                      January 31,        July 31,
                                         2004              2003

     Royalties payable                $   532,070     $   854,616
     Accrued professional fees             31,750         156,840
     Accrued compensation                 155,103         217,952
     Accrued rent                          48,750              --
     Other                                 57,126          52,011
                                      $   824,799     $ 1,281,419

     Accrued compensation at January 31, 2004 and July 31, 2003 included bonuses aggregating $50,000 for the fiscal year ended July 31, 2003. The Board of Directors awarded cash bonuses to administrative and professional staff (with the exception of Mr.
Nano) for their efforts towards furthering the Company's goals to build recurring revenue streams and increase shareholder value. These bonuses will be paid to employees upon receipt of the potential Materna award (see Note 8 to accompanying Consolidated Financial Statements).

8.   Contingencies

Contingent Obligations

     CTT and Vector Vision, Inc. (VVI, a CTT consolidated subsidiary) have contingent future royalty obligations of $199,569 and $224,127, respectively, at January 31, 2004 to repay grant funding.

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

     In September 2001, Fujitsu et al. filed suit against CTT and Plasmaco, Inc. in the United States District Court for the District of Delaware (subsequently dismissed and refiled in the Northern District of California). This lawsuit alleged, among other things, that CTT misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, CTT abused the ITC process to obtain information to which it otherwise would not have been entitled and which it will use in the action against Fujitsu in the United States District Court for the Northern District of California. On February 3, 2004, the U.S. Court of Appeals for the Federal Circuit heard oral arguments on appeal by the University of Illinois (now a defendant in this suit) of the District Court ruling that sovereign immunity does not attach to certain of the counterclaims.

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

     In a January 2003 Stipulated Order, LabCorp agreed to post a bond for all damages awarded in the November 2002 judgment and to pay CTT a percentage of sales of homocysteine tests performed since November 1, 2002 through final disposition of this case. In addition, pursuant to this order, LabCorp paid $250,000 for homocysteine assays performed from November 1, 2001 through October 31, 2002.
In exchange, this Stipulated Order stayed execution of the monetary judgment and the permanent injunction against LabCorp in the Court's November 2002 judgment. This Stipulated Order is without prejudice to any party's position on appeal. Since January 2003, CTT has received cumulative royalties of $1,003,029 (revenues of $401,211 (of which $99,954 relate to assays performed from November 1, 2001 through October 31, 2002) and royalties paid or payable of $601,818 to our clients) from LabCorp pursuant to this January 2003 Stipulated Order. If the November 2002 judgment in favor of CTT is reversed on appeal, LabCorp's ability to recover amounts paid to CTT, if at all, may depend on the extent and reason for the reversal. CTT's management believes the probability that LabCorp will recover such amounts is very unlikely.

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

     On February 12, 2004, the defendant filed petition for certiorari (a request that the U.S. Supreme Court hear its appeal) to the U.S. Supreme Court.

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

     CTT has no financial obligation to repay LFG or to return any portion of the aggregate $1,500,000 received from LFG as of January 31, 2004. (On May 19, 2003, CTT received $600,000 cash from LFG in exchange for $1,290,000 (plus court awarded interest from May 19, 2003) of CTT's share of the potential award.) If CTT's share of the potential award is less than the total amount sold to LFG, the entire amount would be paid to LFG and LFG would be deemed paid in full. CTT granted LFG a first security interest in CTT's share of the potential award.

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

     Depending on the conditions described in a), b) and c) above relative to LFG, at January 31, 2004, CTT retained the remaining anticipated a) $3,272,500, b) $2,237,500, or c) $2,997,500 proceeds from this expected award (plus court awarded interest thereon) in addition to the $1,750,000 already received from LFG and this shareholder.

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

     The Company, Mr. McPike, Mr. Fodale and Mr. Bigar have responded in writing to their respective "Wells Notices." The Company continues to cooperate with the Commission staff in this matter and awaits notice of the staff's formal recommendation of what action, if any, the Commission might take against the Company.

     CTT has agreed, pursuant to Article IV of its By-laws, to advance to Mr. Fodale his expenses incurred in connection with this investigation, and Mr. Fodale has agreed to repay amounts so advanced if it is ultimately determined that he is not entitled to be indemnified by CTT as authorized by
Article IV. As of January 31, 2004, the Company has advanced $101,000 pursuant to this agreement.

     As of January 31, 2004, the Company has also paid $356,000 and accrued an additional $77,000 for the Company's and several current and former directors' (excluding Mr. Fodale, addressed above) related legal fees in the matter, which were in the aggregate approximately $433,000 to January 31, 2004. Except for Mr. Fodale, no individual current or former director's cumulative fees exceeded $60,000 at January 31, 2004.

     The Company has filed a claim under its directors' and officers' liability insurance with Federal Insurance Company of Warren, New Federal Jersey (Federal) for reimbursement of these fees in excess of the policy deductible. Federal denied the Company's claim. As a result, on February 3, 2004, the Company filed a complaint in the U.S. District Court for the District of Connecticut against Federal to enforce its claim. The Company will record any reimbursements for these expenses when it receives them.

Other

     Pursuant to a severance agreement dated November 1, 2003, CTT agreed, among other things, to pay Mr. McPike up to $112,500 if and only if CTT receives settlement funds from the Materna litigation discussed above. CTT also agreed to extend the expiration date of his stock options vested at November 1, 2003 to the earlier of ten years from their grant date or November 1, 2006.

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

9.   Related Party Transactions

     During the six months ended January 31, 2004 and 2003, CTT incurred charges (reported in personnel and other direct expenses relating to revenues) of approximately $5,300 and $6,000, respectively, related to consulting services provided by one director.

10.  Subsequent Event

     On February 25, 2004, CTT entered into an agreement to obtain up to $5 million in equity financing from Fusion Capital Fund II, LLC (Fusion). Under the agreement, Fusion agreed to purchase up to $5 million of newly issued CTT common stock over a period of time up to 20 months. CTT has the right to control the timing and the amount of stock sold, if any, to Fusion.

     In this agreement, CTT agreed to initially issue at no cost to Fusion 53,138 commitment shares of CTT restricted common stock and an additional 35,425 commitment shares of CTT common stock on a pro rata basis as CTT obtains funds from selling common stock to Fusion. CTT will pay no cash commitment fee to Fusion to obtain this agreed funding.

     Under this agreement, funding of the initial $5 million would occur over a period of time commencing upon fulfillment of certain conditions, including the Securities and Exchange Commission declaring effective a registration statement covering the resale by Fusion of the commitment shares and newly issued shares of common stock to be purchased by Fusion. Upon completion of this funding, at CTT's sole discretion, it has the right to enter into a new agreement with Fusion covering the sale of up to an additional $5 million of common stock.

     When funding commences, Fusion has agreed to purchase on each trading day $12,500 of our common stock. The purchase price per share will be equal to the lesser of:

     --   the lowest sale price of our common stock on the
purchase date; or

     --   the average of the three lowest closing sale prices
during the 12 consecutive trading days prior to the date of purchase.

We may, subject to certain provisions, set a minimum purchase price from time to time (currently $3.00 per share). Fusion does not have the right or obligation to purchase our stock in the event that the price of our stock is less than $1.00 per share.

     We presently estimate that the maximum number of shares we will sell to Fusion (exclusive of commitment fee shares) will be 1,159,552 shares. Therefore, the selling price of our common stock to Fusion will have to average at least $4.32 per share for us to receive the maximum proceeds of $5 million.

     Under our agreement with Brooks, Houghton & Company, Inc., our financial advisor who assisted in arranging the transaction with Fusion, we will pay the advisor a cash fee of $50,000 plus up to $200,000 in installments as we receive amounts from Fusion (5% of $5 million in the aggregate). In addition, we will grant to the advisor five-year warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the maximum number of shares that may be sold to Fusion) at an exercise price of $4.345 per share (110% of the $3.95 average closing price of our common stock for a ten (10) day trading period ended January 21, 2004 that was used to determine the 88,563 commitment shares issuable to Fusion).



Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     We have rounded all amounts in this Item 2 to the nearest thousand dollars. In addition, all periods discussed in this Item 2 relate to our fiscal years ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31 respectively).

Results of Operations - Three Months Ended January 31, 2004 (Second Quarter 2004) vs. Three Months Ended January 31, 2003 (Second
Quarter 2003)

Summary Results

     Net income for our second quarter 2004 was $64,000 compared with a loss of $1,410,000 for our second quarter 2003, an improvement of $1,474,000.

Revenues

     In our second quarter 2004, $790,000 (83%) of our revenues were from four technologies: Ethyol $300,000 (32%), the sale of a portion of expected Materna award, $250,000 (26%), the homocysteine assay, $135,000 (14%) and gallium arsenide $105,000 (11%).

     Total revenues in our second quarter 2004 were $948,000, which was $115,000 (14%) higher than in our second quarter 2003, principally because of $300,000 royalty revenues from Ethyol(TM) (none in second quarter 2003) and retained royalty settlement revenues of $250,000 from sale of a portion of our potential award in the Materna(TM) lawsuit in our second quarter 2004 (see Note 8 to the accompanying Consolidated Financial Statements).

     Offsetting these increases were a $173,000 reduction in gallium arsenide revenues, $162,000 of nonrecurring second quarter 2003 revenues (see the Company's Annual Report on form 10-K for the year ended July 31, 2003) and a reduction of $100,000 because of other expiring licenses. Lower sales of licensed products, timing differences and expiring licenses caused the reduction in gallium arsenide revenues. Our licenses generally expire when the last of the licensed patents expires.

Operating expenses

     Patent enforcement expenses, net of reimbursements, of $14,000 in second quarter 2004 were $104,000 (88%) lower than in second quarter 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 8 to the accompanying Consolidated Financial Statements.

     Personnel and other direct expenses relating to revenue were $588,000 for second quarter 2004, which was $83,000 (12%) lower than the $671,000 in second quarter 2003. Personnel expenses (which include costs of consultants engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships) were $68,000 lower in second quarter 2004. In second quarter 2004, we had approximately 14 full-time equivalents compared with approximately 16 in second quarter 2003. In addition, amortization expense on intangible assets was $30,000 lower in second quarter 2004.

     General and administrative expenses for second quarter 2004 were $371,000, which was $145,000 (28%) lower than the $516,000 for second quarter 2003. We reduced proxy and annual report expenses by $57,000, audit and tax expenses by $33,000 and legal expenses directly related to the SEC investigation by $69,000 (see Note 8 to Consolidated Financial Statements) in our second quarter 2004. Financing expenses increased $31,000.

Other income, net

     Other income, net, for second quarter 2004 included a $103,000 installment received from Unilens Corp. USA pursuant to a settlement agreement effective October 17, 2003, partially offset by related expenses.

     We recorded an impairment charge of $944,000 on our investment in NTRU Cryptosystems, Inc. in our second quarter 2003.

Results of Operations - Six Months Ended January 31, 2004 (First
Half 2004) vs. Six Months Ended January 31, 2003 (First Half 2003)

Summary Results

     Net income for our first half 2004 was $410,000 compared with a loss of $631,000 for our first half 2003, an improvement of $1,041,000.

Revenues

     In our first half 2004, $1,850,000 (83%) of our revenues were from three technologies: the sales of portions of expected Materna award $1,150,000 (52%), the homocysteine assay $401,000 (18%) and
Ethyol $300,000 (13%).

     Total revenues in our first half 2004 were $2,235,000, which was $1,020,000 (84%) higher than in our first half 2003, principally because of retained royalty settlement revenues of $1,150,000 in our first half 2004 from sales of portions of our potential award in the Materna(TM) lawsuit discussed in Note 8 to accompanying Consolidated financial Statements. Royalty revenues from Ethyol increased $153,000 due to increasing sales and their effect on when we record these royalties, up to our $500,000 per calendar year maximum. In our first half 2004, we recorded $300,000 of Ethyol royalties in the second quarter and none in the first quarter. In our first half 2003, we recorded $147,000 of Ethyol royalties in the first quarter and none in the second quarter. We expect to record the remaining $200,000 of our calendar year 2004 Ethyol royalties in our third quarter 2004. CTT received $140,000 homocysteine revenues from settlement of a royalty audit in our first half 2004.
Recurring royalty revenues from homocysteine assays increased
$101,000 (63%).

     Partially offsetting these increases were a $200,000 reduction in gallium arsenide revenues, a $163,000 reduction because of other expiring licenses and $162,000 of nonrecurring first half 2003 revenues (see the Company's Annual Report on Form 10-K for the year ended July 31, 2003). Lower sales of licensed products, timing differences and expiring licenses caused the reduction in gallium arsenide revenues.

Operating expenses

     Patent enforcement expenses, net of reimbursements, of $47,000 in first half 2004 were $106,000 (69%) lower than in first half 2003. The level of patent enforcement expenses varies depending on the stage of the litigation. We have included details of progress and status in these cases in Note 8 to the accompanying Consolidated Financial Statements.

     Personnel and other direct expenses relating to revenue were $1,147,000 for first half 2004, which was $264,000 (19%) lower than the $1,411,000 in first half 2003. Personnel expenses (which include costs of consultants engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships) were $250,000 lower in first half 2004. In first half 2004, we had approximately 14 full-time equivalents compared with approximately 16 in first half 2003.

     General and administrative expenses for first half 2004 were $797,000, which was $142,000 (15%) lower than the $940,000 for first half 2003. We reduced proxy and annual report expenses by $83,000, audit and tax expenses by $45,000 and legal expenses directly related to the SEC investigation by $36,000 (see Note 8 to accompanying Consolidated Financial Statements) in first half 2004. Financing expenses increased $65,000.

Reversal of accounts payable exchanged for contingent note payable

     In first quarter 2003, we reversed from accounts payable
$1,583,000 that was accrued at July 31, 2002. This one-time reversal constituted other operating income (see Note 8 to accompanying Consolidated financial Statements).

Other income, net

     Other income, net, for first half 2004 included $203,000 of installments received from Unilens Corp. USA pursuant to a settlement agreement effective October 17, 2003, partially offset by related and other expenses (see Note 4 to accompanying Consolidated Financial Statements).

     We recorded an impairment charge of $944,000 on our investment in NTRU Cryptosystems, Inc. in our second quarter 2003.

     The Company has substantial net operating and capital loss carryforwards for Federal income tax purposes.

Financial Condition and Liquidity

Condition at January 31, 2004

     At January 31, 2004, the Company had net working capital of $1,561,000 (which was $607,000 more than at July 31, 2003) and no outstanding debt or available credit facility. However, see $5
Million Equity Financing below.

     At January 31, 2004, cash, cash equivalents and short-term investments of $1,597,000 were $93,000 higher than at July 31, 2003 and were available to support our current operating needs. Operating activities in first half 2004 used $97,000 of cash:
$600,000 for paying accounts payable and accrued liabilities partially offset by $410,000 from net income, $123,000 from prepaid expenses and other current assets and $60,000 from collecting receivables. Investing activities provided $162,000 of cash primarily from the Unilens payment described above. Financing activities provided $27,000 from exercise of stock options.

     In addition to fluctuations in the amounts of royalties reported, changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

Funding and capital requirements

$5 Million Equity Financing

     On February 25, 2004, CTT entered into an agreement to obtain up to $5 million in equity financing from Fusion Capital Fund II, LLC (Fusion). Under the agreement, Fusion agreed to purchase up to $5 million of newly issued CTT common stock over a period of time up to 20 months. CTT has the right to control the timing and the amount of stock sold, if any, to Fusion.

     In this agreement, CTT agreed to initially issue at no cost to Fusion 53,138 commitment shares of CTT restricted common stock and an additional 35,425 commitment shares of CTT common stock on a pro rata basis as CTT obtains funds from selling common stock to Fusion. CTT will pay no cash commitment fee to Fusion to obtain this agreed funding.

     Under this agreement, funding of the initial $5 million would occur over a period of time commencing upon fulfillment of certain conditions, including the Securities and Exchange Commission declaring effective a registration statement covering the resale by Fusion of the commitment shares and newly issued shares of common stock to be purchased by Fusion. Upon completion of this funding, at CTT's sole discretion, it has the right to enter into a new agreement with Fusion covering the sale of up to an additional $5 million of common stock.

     When funding commences, at CTT's sole option, Fusion has agreed to purchase $12,500 of our common stock on each trading day. The purchase price per share will be equal to the lesser of:

     --   the lowest sale price of our common stock on the purchase
date; or

     --   the average of the three lowest closing sale prices during the 12 consecutive trading days prior to the date of purchase.  See
Note 10 to the accompanying Consolidated Financial Statements.

Capital requirements

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. At January 31, 2004, the Company's accumulated deficit was $25,290,910. At January 31, 2004, its cash, cash equivalents and short-term investments were $1,597,310.

     The Company has incurred substantial operating and net losses in the three years ended July 31, 2003. Net patent enforcement expenses related to the Fujitsu and LabCorp litigations and investment losses have been substantial. In addition, the Company has incurred $534,000 cumulatively through January 31, 2004 for professional advice related to the ongoing SEC investigation (see
Note 8 to Consolidated Financial Statements). Accordingly, our auditor's opinion with respect to our financial statements as of and for the year ended July 31, 2003 included an explanatory paragraph with respect to our ability to continue as a going concern.

     Management has and continues to take actions to improve the Company's results. These actions include aggressively pursuing new license agreements, reducing cash operating expenses, deferring payment of certain liabilities, structuring payment obligations contingent upon revenues, selling portions of CTT's share of the potential Materna award, and collecting amounts previously written off.

     See also the $5 Million Equity Financing above.

     The amounts and timing of the Company's future cash requirements will depend on many factors, including the results of the Company's marketing efforts, the Materna(TM) award, Fujitsu and LabCorp lawsuits (see Note 8 to accompanying Consolidated Financial Statements), the SEC investigation, and the Company's fund raising efforts. To achieve profitability, the Company must successfully license technologies with current and long-term revenue streams greater than its operating expenses. To sustain profitability, the Company must continually add such licenses. However, royalty revenues, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors outside our control or that we cannot currently anticipate. Although we cannot assure you that we will be successful in these efforts, management believes its plan would sustain the Company at least through fiscal 2005.

Compliance with American Stock Exchange listing standards

     At July 31, 2003, CTT's shareholders' interest was $1,169,000. On November 12, 2003, the American Stock Exchange (AMEX) notified CTT that it did not meet certain AMEX listing standards and that the Company must submit a plan for returning to compliance with those standards to maintain its AMEX listing. On January 23, 2004, AMEX notified CTT that AMEX had accepted CTT's plan to regain compliance with AMEX continued listing standards and that AMEX was continuing CTT's listing pursuant to an extension. To maintain its listing, CTT is required to make progress consistent with its plan during the extension period and to regain compliance with AMEX continued listing standards by May 12, 2005. We cannot assure you if or when we will again meet AMEX listing requirements.

Installment receivable from Unilens Corp. USA and Unilens Vision,
Inc. (Unilens)

     Due to Unilens' financial condition and the uncertainty of its payments on our installment receivable ($1,047,000 at January 31, 2004), the Company will record other income as it receives payments from Unilens (see Note 4 to accompanying Consolidated Financial Statements).

Commitments

     In addition to liabilities recorded at January 31, 2004, the Company's commitments were:

                                       Payments Due by Period
                                    Less                         More
At January 31, 2004                 than      1-3       3-5      than 5
Contractual Obligations    Total    1 year    years     years    years

Operating lease
  obligations           $735,000  $294,000  $441,000    $ --    $  --
Other
  obligations             19,000     4,000    15,000      --       --
                        $754,000  $298,000  $456,000    $ --    $  --


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

     In one of the Company's agreements (which the Company may terminate on ninety days' written notice), it has committed to pay minimum annual license fees of $10,000 on each January 1, beginning January 1, 2004. In another agreement (which the Company may also terminate on ninety days' written notice), it has committed to pay $4,000 in June 2004 and a $15,000 termination fee if the agreement is terminated in certain circumstances before January 31, 2006. In addition, the Company has agreed to reimburse patent expenses ($59,000 as of January 31, 2004) from future royalty receipts before retaining any revenue.

     Under another agreement, the Company has agreed to pay $25,000 per technology portfolio when a candidate transferee demonstrates firm interest in two technology portfolios.

     CTT and Vector Vision, Inc. (VVI, a CTT consolidated subsidiary) have remaining contingent obligations of $199,569 and $224,127, respectively, at January 31, 2004 to repay grant funding.

Other Matters

     The Company carries liability insurance, directors' and officers' liability insurance and casualty insurance for owned or leased tangible assets.

     The Company is involved in several lawsuits all of which are detailed in Note 8 to the accompanying Consolidated Financial statements.

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

Related Party Transactions

     CTT incurred charges (reported in personnel and other direct expenses relating to revenue) of $5,300 and $6,000 related to consulting services provided by one director in the first half of fiscal 2004 and 2003, respectively.

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

Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

          The Company's Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of January 31, 2004. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive and Financial Officer concluded that these controls were effective as of January 31, 2004.

     (b)  Change in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls.



                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in pending litigation matters, including the Company's complaint filed on February 3, 2004, against Federal Insurance Company of Warren, New Jersey, that are fully detailed in Note 8 to the accompanying Consolidated Financial
Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders held January 16, 2004, the following directors were elected:

Name                     Votes For           Votes Withheld

Richard E. Carver        5,467,573             436,564
George W. Dunbar, Jr.    4,913,809             990,328
Samuel M. Fodale         4,916,409             987,728
John B. Nano             5,654,557             249,580
Charles J. Philippin     5,475,673             428,464
John M. Sabin            4,975,609             928,528

      There were no broker non-votes.

      In addition, at the Company's annual meeting of stockholders held January 16, 2004, stockholders did not approve the proposal to amend the 1996 Directors' Stock Participation Plan by increasing the number of shares of Common Stock available for issuance under the Plan by 25,000 shares to a total of 125,000 shares. There were 1,150,834 shares voted for and 1,296,705 shares voted against this proposal, and 39,376 shares abstained. There were 3,417,222 broker non-votes on this matter.

Item 5.  Other Information

     (a) Effective January 1, 2004, the Company appointed Dr. Donald J. Freed as Executive Vice President and Chief Technology Officer. Prior thereto, he consulted for CTT from April 2003 to December 2003. From November 1998 through March 2003, he served as Vice President, Business Development, and prior thereto, as Vice President of Marketing of Nanophase Technologies Corporation, a publicly held nanomaterials company.

     Effective November 1, 2003, the Company agreed, among other things, to terminate Frank R. McPike, Jr.'s employment with the Company. Prior to July 1, 2003, Mr. McPike served as Executive Vice President and Chief Financial Officer of the Company (see Note 8 to accompanying Consolidated Financial Statements).

Item 6.  Exhibits and Reports on Form 8-K                Page

A)   Exhibits

      10.1  Agreement between registrant and a CTT
            shareholder effective November 17, 2003**   33-54

      10.2* Severance agreement between registrant
            and Frank R. McPike, Jr. effective
            November 1, 2003                            55-64

      10.3  Letter agreement between registrant and
            Brooks, Houghton & Company, Inc. and
            Brooks, Houghton Securities, Inc. and
            their affiliates dated October 7, 2002
            and extended July 10, 2003                  65-73

      31.1  Certification by the Principal Executive
            and Financial Officer of Competitive
            Technologies, Inc. pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
            (Rule 13a-14(a) or Rule 15d-14(a))          74-75

      32.1  Certification by the Principal Executive
            and Financial Officer of Competitive
            Technologies, Inc. pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
            (18 U.S.C. 1350).                              76

__________________
*    Management Contract or Compensatory Plan

** Portions of this Exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and such portions have been filed separately with the Commission.


B)   Reports on Form 8-K

The Company filed the following two reports on Form 8-K during the period covered by this report on Form 10-Q:

          1) On November 10, 2003, the Company filed a report on Form 8-K under Items 2, 5 and 7 to report its October 30, 2003 sale to LawFinance Group, Inc. of a second portion of its expected patent infringement judgment against American Cyanamid Company in the Materna lawsuit.

          2) On January 29, 2004, the Company filed a report on Form 8-K (date of earliest event reported January 23, 2004) under Items 5 and 7 to report that the American Stock Exchange had accepted the Company's plan to regain compliance with AMEX continued listing standards within the extension period ending May 12, 2005.

     In addition, on December 15, 2003, the Company furnished a report on Form 8-K under Item 12 to the SEC for furnishing the press release announcing results for its first quarter ended October 31, 2003.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ John B. Nano
                              John B. Nano
                              President, Chief Executive
                              Officer, Chief Financial Officer
                              and Authorized Signer


Date: March 16, 2004