Form 10-Q
period 2004-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2004-06-14
CIK 102198

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696

                         COMPETITIVE TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                       36-2664428
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     1960 Bronson Road
     Fairfield, Connecticut                               06824
------------------------------------        ------------------------------------
(Address of principal executive                         (Zip Code)
offices)

                                 (203) 255-6044
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes[ ] No[x]

Number of shares of common stock outstanding as of June 9, 2004:  6,314,883

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets at
         April 30, 2004 and July 31, 2003                                  3

         Consolidated Statements of Operations for the
         three months ended April 30, 2004 and 2003                        4

         Consolidated Statements of Operations for the
         nine months ended April 30, 2004 and 2003                         5

         Consolidated Statement of Changes in
         Shareholders' Interest for the nine
         months ended April 30, 2004                                       6

         Consolidated Statements of Cash Flows for the
         nine months ended April 30, 2004 and 2003                         7

         Notes to Consolidated Financial Statements                     8-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  14-22

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                22

Item 4.  Controls and Procedures                                          23


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 6.  Exhibits and Reports on Form 8-K                              23-24

Signatures                                                                24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
         --------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               April 30,                    July 31,
                                                                 2004                         2003
                                                              (Unaudited)                       *
                                                       --------------------------    ------------------------
ASSETS
------

Current assets:

  Cash and cash equivalents                                         $ 4,383,664                 $ 1,404,615
  Short-term investments                                                100,205                      99,680
  Receivables                                                           685,776                     957,275
  Prepaid expenses and other current assets                             119,669                     275,019
                                                       --------------------------    ------------------------
    Total current assets                                              5,289,314                   2,736,589

Property and equipment, net                                              16,711                      29,834
Investments, at cost                                                     40,993                      43,356
Intangible assets acquired, net                                          60,826                     142,722
Deferred financing costs                                                671,952                           -
                                                       --------------------------    ------------------------
    TOTAL ASSETS                                                    $ 6,079,796                 $ 2,952,501
                                                       ==========================    ========================


LIABILITIES AND SHAREHOLDERS' INTEREST
--------------------------------------

Current liabilities:

  Accounts payable                                                  $   136,748                 $   501,655
  Accrued liabilities                                                 1,062,812                   1,281,419
                                                       --------------------------    ------------------------
    Total current liabilities                                         1,199,560                   1,783,074
                                                       --------------------------    ------------------------

Contingencies                                                                 -                           -

Shareholders' interest:

  5% preferred stock, $25 par value                                      60,675                      60,675
  Common stock, $.01 par value                                           62,968                      62,013
  Capital in excess of par value                                     27,380,392                  26,747,229
  Accumulated deficit                                               (22,623,799)                (25,700,490)
                                                       --------------------------    ------------------------

    Total shareholders' interest                                      4,880,236                   1,169,427
                                                       --------------------------    ------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                                    $ 6,079,796                 $ 2,952,501
                                                       ==========================    ========================

                             See accompanying notes

* Balances were derived from the July 31, 2003 audited balance sheet.

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three months ended
                                                              April 30,
                                                        2004           2003
                                                  -------------   --------------

Revenues

  Retained royalties                               $   518,214     $   659,455
  Royalty settlements and awards                     3,543,774               -
                                                  -------------   --------------
                                                     4,061,988         659,455
                                                  -------------   --------------

Personnel and other direct expenses
  relating to revenues                               1,082,987         707,358
General and administrative expenses                    343,379         307,862
Patent enforcement expenses, net of
  reimbursements                                        21,815         193,948
                                                  -------------   --------------
                                                     1,448,181       1,209,168

                                                  -------------   --------------
Operating income (loss)                              2,613,807        (549,713)

Other income, net                                       92,612               -
Interest income, net                                       692           3,984
                                                  -------------   --------------

Income (loss) before income taxes                    2,707,111        (545,729)
Provision for income taxes                              40,000               -
                                                  -------------   --------------

Net income (loss)                                  $ 2,667,111     $  (545,729)
                                                  =============   ==============

Net income (loss) per common share:

  Basic                                            $      0.43     $     (0.09)
                                                  =============   ==============
  Assuming dilution                                $      0.42     $     (0.09)
                                                  =============   ==============

Weighted average number of common
 shares outstanding:
  Basic                                              6,267,314       6,201,345
  Assuming dilution                                  6,382,210       6,201,345

                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Nine months ended
                                                             April 30,

                                                       2004             2003
                                                   -------------   -------------

Revenues

  Retained royalties                                $ 1,603,168     $ 1,874,217
  Royalty settlements and awards                      4,693,774               -
                                                   -------------   -------------
                                                      6,296,942       1,874,217
                                                   -------------   -------------

Personnel and other direct expenses
  relating to revenues                                2,229,881       2,118,026
General and administrative expenses                   1,140,706       1,247,643
Patent enforcement expenses, net of
  reimbursements                                         68,826         347,453
Reversal of accounts payable exchanged
  for contingent note payable                                 -      (1,583,445)
                                                   -------------   -------------
                                                      3,439,413       2,129,677

                                                   -------------   -------------
Operating income (loss)                               2,857,529        (255,460)

Other income (expense), net                             252,848            (311)
Interest income, net                                      6,314          22,926
Impairment loss on investment                                 -        (944,000)
                                                   -------------   -------------

Income (loss) before income taxes                     3,116,691      (1,176,845)
Provision for income taxes                               40,000               -
                                                   -------------   -------------

Net income (loss)                                   $ 3,076,691     $(1,176,845)
                                                   =============   =============

Net income (loss) per common share:

  Basic                                             $      0.49     $     (0.19)
                                                   =============   =============
  Assuming dilution                                 $      0.48     $     (0.19)
                                                   =============   =============

Weighted average number of common
 shares outstanding:
  Basic                                               6,225,124       6,176,359
  Assuming dilution                                   6,404,183       6,176,359

                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Interest
                    For the nine months ended April 30, 2004
                                   (Unaudited)

                                           Preferred Stock             Common Stock
                                      -------------------------  -------------------------
                                         Shares                     Shares                    Capital
                                       issued and                 issued and                in excess of    Accumulated
                                       outstanding    Amount      outstanding     Amount     par value        Deficit
                                      -------------- ----------  -------------- ---------- --------------- ---------------

Balance - July 31, 2003                       2,427    $60,675       6,201,345    $62,013     $26,747,229    $(25,700,490)

   Exercise of common stock options                                     12,850        129          26,829

   Stock issued under 1996 Directors'
     Stock Participation Plan                                           12,500        125          31,125

   Stock issued under 401(k) Plan                                       17,002        170          99,802

   Stock issued in equity financing                                     53,138        531         315,640

   Warrants granted to advisor as fee
        for equity financing                                                                      159,767

   Net income                                                                                                   3,076,691
                                      -------------- ----------  -------------- ---------- --------------- ---------------

Balance - April 30, 2004                      2,427    $60,675       6,296,835    $62,968     $27,380,392    $(22,623,799)
                                      ============== ==========  ============== ========== =============== ===============


                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine months ended
                                                             April 30,

                                                         2004           2003
                                                    -------------- -------------
Cash flows from operating activities:

  Net income (loss)                                  $ 3,076,691    $(1,176,845)
    Noncash and other expenses (income)
      included in net income (loss):
      Depreciation and amortization                       45,051        141,971
      Stock compensation                                  82,870         81,099
      Reversal of accounts payable exchanged
        for contingent note payable                            -     (1,583,445)
      Impairment charges                                  51,978        944,000
      Collection on Unilens receivable, net             (252,847)             -
      Other                                                   (1)           311
    (Increase) decrease in current assets:
      Receivables                                        271,499        267,115
      Prepaid expenses and other current
        assets                                           155,350        (23,116)
    Increase (decrease) in current liabilities:
      Accounts payable and accrued liabilities          (535,162)      (222,747)
                                                    -------------- -------------
Net cash provided by (used in)
     operating activities                              2,895,429     (1,571,657)
                                                    -------------- -------------

Cash flows from investing activities:

  Purchases of property and equipment                     (2,010)       (16,467)
  Purchase of intangible assets                                -        (50,000)
  Collection on Unilens receivable, net                  252,847              -
  Proceeds from short-term investments                      (525)     1,033,704
  Proceeds from sales of investments                       2,364        288,377
                                                    -------------- -------------
Net cash provided by investing activities                252,676      1,255,614
                                                    -------------- -------------

Cash flows from financing activities:

  Proceeds from exercise of stock options                 26,958              -
  Deferred financing costs paid                         (196,014)             -
                                                    -------------- -------------
Net cash used in financing activities                   (169,056)             -
                                                    -------------- -------------

Net increase (decrease) in cash and cash
  equivalents                                          2,979,049       (316,043)
Cash and cash equivalents, beginning
  of period                                            1,404,615        750,421
                                                    -------------- -------------
Cash and cash equivalents, end of period             $ 4,383,664    $   434,378
                                                    ============== =============
                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

         The interim consolidated financial information presented in the accompanying consolidated financial statements and notes hereto is unaudited.

         In our opinion, all adjustments that are necessary to present the unaudited consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America, consisting only of normal and recurring adjustments, have been made. The results for the three and nine months ended April 30, 2004, are not necessarily indicative of the results that can be expected for the full year.

         You should read the interim unaudited consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2003.

         We have taken and continue to take actions to improve our results. These actions include aggressively pursuing new license agreements, structuring certain payment obligations contingent upon revenues, and collecting certain amounts previously written off. During the three months ended April 30, 2004, as described in Note 2, we received cash and recorded revenue related to the final resolution of certain litigation. In addition, as described in Note 3, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), to sell to them up to $5 million of our common stock.

2.       Final Resolution of Materna(TM) Litigation and Revenue Recognition
         ------------------------------------------------------------------

         On April 19, 2004, the U.S. Supreme Court denied the defendant's petition for certiorari in the Materna litigation, and the judgment in favor of the plaintiffs became final and unappealable. On that day, we received cash of approximately $3,858,000, which was our agreed upon portion of the court award.

         In connection with our previous non-recourse sale and assignment of a portion of this court award to one of our shareholders for cash, we paid the shareholder $312,500 out of our proceeds, plus a nominal amount for interest. We recorded the net remaining proceeds, approximately $3,544,000, as revenue in our third quarter ended April 30, 2004, consistent with our policy for recognizing royalty settlements and awards.

3.       Equity Financing
         ----------------

         On February 25, 2004, we entered into an agreement with Fusion Capital in which Fusion Capital agreed to purchase up to $5 million of our common stock over a 20-month period (the "Stock Sale Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. In addition, at our option and at any time until 20 days after completion of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

         Under the terms of the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the "Initial Shares"), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as the $5 million of stock is sold (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective.

         Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the "Daily Commitment Amount"). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share up to a maximum of $22,500 if our stock price reaches or exceeds $5.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a "floor" price. The floor price initially was set at $3.00 per share and may be increased or decreased by us from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

         Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital still is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2006, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with the American Stock Exchange rules, we cannot issue more than 1,248,115 (including the Commitment Shares) shares of our common stock to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

         Subsequent to April 30, 2004, and through June 8, 2004, we sold 17,667 shares (and issued 381 Commitment Shares) of our common stock to Fusion Capital, netting approximately $52,000 in cash. We will use the proceeds for general working capital needs.

         In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a cash success fee of $50,000 and agreed to pay up to an additional $200,000 on a pro-rata basis as we sell stock to Fusion Capital. In addition, we granted the advisor five-year warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares) at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004, and that was used to determine the number of Commitment Shares).

         In addition to the $50,000 cash paid to our financial advisor, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the estimated fair value of the Initial Shares ($316,171) and the warrants issued to our financial advisor ($159,767). We have capitalized all of these costs, aggregating approximately $672,000, as deferred financing costs, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital.

4.       Net Income (Loss) Per Common Share
         ----------------------------------

         The following table sets forth our computations of basic and diluted net income (loss) per common share.

                                                      Three months               Nine months
                                                     ended April 30,           ended April 30,
                                                ------------------------   ------------------------
                                                    2004        2003          2004         2003
                                                -----------  -----------   -----------  -----------
Numerator:

Net income (loss) applicable to common stock    $ 2,667,111  $  (545,729)  $ 3,076,691  $(1,176,845)
                                                ===========  ===========   ===========  ===========
Denominator:

Weighted average number of common
  shares outstanding                              6,267,314    6,201,345     6,225,124    6,176,359

Effect of dilutive stock options
    and warrants                                    114,896          --       179,059           --
                                                -----------  -----------   -----------  -----------
Weighted average number of common
  shares outstanding and assumed dilutive
  securities                                      6,382,210    6,201,345     6,404,183    6,176,359
                                                ===========  ===========   ===========  ===========
Net income (loss) per share of common stock:

  Basic                                         $      0.43  $     (0.09)  $      0.49  $     (0.19)
                                                ===========  ===========   ===========  ===========
  Assuming dilution                             $      0.42  $     (0.09)  $      0.48  $     (0.19)
                                                ===========  ===========   ===========  ===========

         At April 30, 2004, and 2003, respectively, options and warrants to purchase 482,689 and 955,767 shares of common stock were outstanding but were not included in the computation of earnings per share because they were anti-dilutive (of total options and warrants outstanding of 1,181,254 and 955,767, respectively).

5.       Stock-Based Compensation
         ------------------------

         We account for grants of stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, since the exercise price of stock options granted under our stock option plans for employees and directors was at least equal to the market value of the underlying common stock on the grant date, we have not recorded compensation expense for options granted under those plans.

         Under the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," we are required to disclose the impact on net income if we had used the fair value method, as defined, to account for issuances of stock options. Using the fair value method, as defined, our operating results would have been:

                                                      Three months               Nine months
                                                     ended April 30,           ended April 30,
                                                ------------------------   ------------------------
                                                    2004         2003         2004          2003
                                                -----------  -----------   -----------  -----------

Net income (loss), as reported                  $ 2,667,111  $  (545,729)  $ 3,076,691  $(1,176,845)

Deduct: pro forma stock-based compensation
  expense determined under the
  fair value method                                 (32,742)     (41,672)     (202,298)    (190,701)
                                                -----------  -----------   -----------  -----------
Pro forma net income (loss)                     $ 2,634,369  $  (587,401)  $ 2,874,393  $(1,367,546)
                                                ===========  ===========   ===========  ===========
Net income per share:

  Basic - as reported                           $      0.43  $     (0.09)  $      0.49  $     (0.19)
                                                ===========  ===========   ===========  ===========
  Basic - pro forma                             $      0.42  $     (0.09)  $      0.46  $     (0.22)
                                                ===========  ===========   ===========  ===========

  Assuming dilution - as reported               $      0.42  $     (0.09)  $      0.48  $     (0.19)
                                                ===========  ===========   ===========  ===========
  Assuming dilution - pro forma                 $      0.41  $     (0.09)  $      0.45  $     (0.22)
                                                ===========  ===========   ===========  ===========

         We estimated the fair value of stock options at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective input assumptions, including expected stock price volatility and expected stock option lives. Because our stock options are not publicly traded and have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions affect the fair value estimate, we do not believe option valuation models necessarily provide a reliable single measure of the fair value of our stock options.

         The pro forma information shown above may not be representative of pro forma fair value compensation effects in future periods.

6.       Collection of Unilens Receivable
         --------------------------------

         In 1989 we sold substantially all the assets of our subsidiary, University Optical Products Co. ("UOP"), to Unilens Corp. USA ("Unilens") for $6 million, including a $5.5 million installment receivable. Due to uncertainties related to collection of the installment receivable, we previously wrote off the entire installment receivable.

         In July 2003 we resumed collection efforts with respect to the installment receivable. In October 2003 Unilens agreed to pay us an aggregate of $1,250,000 in quarterly installments, and Unilens and we agreed to settle any and all prior claims and to terminate any and all prior agreements between us. Quarterly payments are the greater of $100,000 or an amount equal to 50% of the royalties received by Unilens from a certain licensee. Unilens paid the first installment in October 2003, and subsequent payments are due on the last day of each calendar quarter thereafter (March 31, June 30, September 30 and December
31). As collateral for payment of the settlement, Unilens granted us a subordinate security interest in all Unilens' real and personal property.

         We record income from this settlement as we are assured of collection. During the three and nine months ended April 30, 2004, respectively, we received gross cash from Unilens of approximately $103,000 and $306,000, and we recorded income thereupon net of certain related expenses and other obligations. Since UOP previously was discontinued, we record this income as other income and related cash flows as investing activities.

7.       Intangible Assets Acquired
         --------------------------

         For the nine months ended April 30, 2004, and 2003, respectively, we recorded amortization expense of $29,918 and $118,533. We expect to record annual amortization expense of $39,000, $35,000, and $17,000 for fiscal 2004, 2005, and 2006, respectively. Our intangible assets acquired were:

                                                April 30,     July 31,
                                                  2004          2003
                                             -------------  -------------
         Intangible assets acquired,
           principally licenses and
           patented technologies,
           at adjusted cost                  $  1,204,820   $  1,687,067
         Impairment charges                       (51,978)      (482,247)
         Accumulated amortization              (1,092,016)    (1,062,098)
                                             ------------   ------------
         Intangible assets acquired, net     $     60,826   $    142,722
                                             ============   ============

         Adjusted cost includes the effect of prior impairment charges. During the three and nine months ended April 30, 2004, respectively, we recorded impairment charges of $45,812 and $51,978.

8.       Accrued Liabilities

         Accrued liabilities were:

                                              April 30,       July 31,
                                                2004            2003
                                             -------------  -------------

         Royalties payable                   $    721,319   $     854,616
         Accrued compensation                     200,046         217,952
         Accrued professional fees                 42,100         156,840
         Accrued income taxes payable              76,789          36,789
         Other                                     22,558          15,222
                                             ------------   -------------
                                             $  1,062,812   $   1,281,419
                                             ============   =============

         Upon receipt of the Materna award in April 2004, we paid bonuses of $50,000 that were included in accrued compensation at July 31, 2003.

9.       Contingencies
         -------------

         On June 8, 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the November 2002 decision in our favor in the LabCorp litigation. In that decision, the court awarded us approximately $1,100,000, plus post-judgment interest at the statutory rate. LabCorp now has limited legal options available to them; they may accept the court's decision, request a rehearing en banc, or file a petition to appeal this decision to the U.S. Supreme Court. We do not know what course of action LabCorp will take; however, ultimately we expect that the decision of the court will continue to be upheld in our favor. We have not received any cash nor have we recorded any revenue related to the damages awarded in this decision. We will record any revenue from this decision when this decision is final and unappealable.

         Under a January 2003 stipulated court order, LabCorp posted a bond for the amount of the judgment and agreed to pay us a percentage of their sales of homocysteine assays performed through the final disposition of the case. We have recorded and will continue to record cash received under the stipulated order as retained royalty revenues. If the November 2002 court judgment in our favor is reversed on appeal, LabCorp's ability to recover amounts paid to us under the stipulated order will depend on the extent and reason for the reversal. From January 2003 through April 30, 2004, LabCorp paid us an aggregate of $1,170,000 under this stipulated order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover such amounts is very unlikely, even if the judgment is reversed.

         We are a party to several legal actions and proceedings, primarily as a plaintiff, for which we cannot predict the final outcomes. In addition, previously we were notified by the SEC that we were under investigation for trading in our stock during the period from October 28, 1998, to March 22, 2001, relating to our stock repurchase program. An unfavorable resolution of any or all matters where we are a defendant, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending upon the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period. These matters have been detailed in prior filings with the SEC.

         We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential claims that occur in the course of our business.

10.      Related Party Transactions
         --------------------------
         During the three months ended April 30, 2004, we incurred $5,900 of charges (reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors. During the nine months ended April 30, 2004, and 2003, respectively, we incurred $11,200 and $6,000 of such charges.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements
--------------------------

         Certain statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in this Form 10-Q, the words "anticipate," "believe," "intend," "plan," "expect," "estimate" and similar expressions as they relate to us or our business or management are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, and other risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in our Prospectus filed with the Securities and Exchange Commission ("SEC") on May 6, 2004, under Rule 424(b)(3) of the Securities Act of 1933, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview
--------

        We are a full service technology transfer and licensing provider focused on the technology needs of our customers and transforming those requirements into commercially viable solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their technologies, and they become our clients, for whom we find markets for the technology. We also develop relationships with those who have a need or use for technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life, digital, nano, and physical sciences developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

        We earn revenues primarily from licensing our clients' and our intellectual property rights, principally patents and technologies, to our customers (licensees). Currently we have a concentration of revenues derived from up to five technologies.

         We have rounded all amounts in this Item 2 to the nearest thousand dollars. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).


Results of Operations - Three Months Ended April 30, 2004 (Third Quarter 2004)
------------------------------------------------------------------------------
vs. Three Months Ended April 30, 2003 (Third Quarter 2003)
----------------------------------------------------------

Summary of Results
------------------

         Net income for the third quarter 2004 was $2,667,000, or $0.42 per share, compared to a net loss of $546,000, or $0.09 per share, for the third quarter 2003, an improvement of $3,213,000, or $0.51 per share.

Revenues

         In the third quarter 2004, total revenues were $4,062,000, compared to $659,000 for the third quarter 2003.

         In the third quarter 2004, we received $3,544,000, net, (87% of our total revenues) from the resolution of the Materna(TM) litigation that became final and unappealable in April 2004. We reported this revenue in royalty settlements and awards. This litigation involved a patent for an improved formulation of Materna (a prenatal vitamin compound) that has expired.

         Retained royalties for the third quarter 2004 were $518,000, which was $141,000, or 21% lower than in the third quarter 2003, principally because the third quarter 2003 included non-recurring revenue from a license termination fee. Higher retained royalties from new licenses and timing differences were substantially offset by declines due to expiring licenses.

         Approximately 77% of the third quarter 2004 retained royalties were from licenses of three technologies, including $200,000 from Ethyol(TM), $110,000 from homocysteine assays and $87,000 from gallium arsenide. We have reached our annual calendar year limit of $500,000 of Ethyol royalties, so we will not receive any further Ethyol royalties until the second quarter of fiscal 2005. The gallium arsenide license has expired so we do not expect any future royalties from this license.

Operating expenses

         Personnel and other direct expenses relating to revenues were $1,083,000 for the third quarter 2004, which was $376,000, or 53% higher than the $707,000 reported in the third quarter 2003. Upon receipt of our award in the Materna litigation in April 2004, we incurred and paid severance of $112,500 to our former chief financial officer. Other increases included recruiting expenses and salaries and benefits in connection with new personnel added to our technology commercialization team. Also in the third quarter 2004, we incurred direct expenses related to entering a patent in the MPEG-4 licensing pool and for an impairment charge against intangible assets (no such charges were incurred in the third quarter 2003).

         General and administrative expenses for the third quarter 2004 were $343,000, which was $35,000, or 11% higher than the $308,000 for the third quarter 2003. In the third quarter 2004 we incurred higher expenses for marketing and travel, due to increased efforts to obtain new licenses, and financial advisory fees.

         Patent enforcement expenses, net of reimbursements, of $22,000 in the third quarter 2004, were $172,000, or 89% lower than for the third quarter 2003. The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Both the Fujitsu and LabCorp cases were less active in the third quarter 2004.

Other income, net

         Other income, net, for the third quarter 2004 included net cash received from Unilens. There was no such income in the prior year.

Provision for income taxes

         In the third quarter 2004 we provided $40,000 for our estimated federal alternative minimum tax liability. We have federal and state income tax loss carryforwards to utilize against our regular taxable income.


Results of Operations - Nine Months Ended April 30, 2004 (Nine Months of 2004)
------------------------------------------------------------------------------
vs. Nine Months Ended April 30, 2003 (Nine Months of 2003)
----------------------------------------------------------

Summary of Results

         Net income for the nine months of 2004 was $3,077,000, or $0.48 per share, compared to a loss of $1,177,000, or $0.19 per share, for the nine months of 2003, an improvement of $4,254,000, or $0.67 per share.

Revenues

         For the nine months of 2004 total revenues were $6,297,000, compared to $1,874,000 for the nine months of 2003.

         In the nine months of 2004 we received $3,544,000, net, from the final resolution of the Materna litigation and $1,150,000 from our non-recourse sales and assignments of portions of this judgment. We reported the aggregate $4,694,000 of revenue as royalty settlements and awards.

         Retained royalties for the nine months ended April 30, 2004, were $1,603,000, which was $271,000, or 14% lower than for the nine months of 2003. The decrease was due to a $100,000 decrease in non-recurring revenues and decreases relating to several expired licenses, including gallium arsenide, vitamin B12 and Retin A, that were only partially offset by increased royalties from homocysteine and Ethyol licenses.

         Approximately 63% of our retained royalties for the nine months ended April 30, 2004, were from two technologies: homocysteine assays and Ethyol.

Operating expenses

         Personnel and other direct expenses relating to revenues were $2,230,000 for the nine months of 2004, which was $112,000, or 5% higher than the $2,118,000 for the nine months of 2003. The increase was due principally to a severance payment of $112,500 paid to our former chief financial officer. In the nine months of 2004 we also incurred increased expenses relating to entering a patent in the MPEG-4 licensing pool, recruiting expenses for new personnel, and an impairment charge against intangible assets, offset by decreases in amortization and other personnel expenses.

         General and administrative expenses for the nine months of 2004 were $1,141,000, which was $107,000, or 9% less than the $1,248,000 for the nine months of 2003. We reduced costs for our proxy, annual report, investor relations, and professional services. These reductions were partially offset by financial advisory fees.

         Patent enforcement expenses, net of reimbursements, of $69,000 for the nine months of 2004 were $279,000, or 80% lower than for the nine months of 2003. The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation, and we experienced less overall activity in the current year compared to the prior year.

Reversal of accounts payable exchanged for contingent note payable

         In the quarter ended October 31, 2003, we recorded $1,583,000 of operating income for a one-time reversal of accounts payable that had been accrued at July 31, 2002.

Other income, net, and Impairment loss on investment

         Other income, net, for the nine months of 2004 included net cash received from Unilens. There was no such income in the prior year.

         In the prior year we recorded an impairment charge of $944,000 to write down our investment in NTRU Cryptosystems, Inc.

Provision for income taxes

         In the third quarter 2004 we provided $40,000 for our estimated federal alternative minimum tax liability. We have federal and state income tax loss carryforwards to utilize against regular taxable income.

Financial Condition and Liquidity
---------------------------------

         During the three months ended April 30, 2004, our financial condition improved considerably as a result of receiving approximately $3.5 million of net cash from the final resolution of the Materna litigation. In addition, we entered into an agreement with Fusion Capital to sell up to $5 million of our common stock to them. (Both transactions are described below.) We have taken and continue to take actions to improve our results and financial condition. These actions include aggressively pursuing new license agreements, structuring certain payment obligations contingent upon revenues, and collecting certain amounts previously written off.

         At April 30, 2004, we had cash of $4,384,000 and net working capital of $4,090,000 (which were $2,979,000 and $3,136,000, respectively, more than at July 31, 2003). Cash provided by operating activities during the nine months ended April 30, 2004, was $2,895,000, compared to a use of cash of $1,572,000 during the same period of the prior year. The cash provided in the current year was the result of receiving a net total of $4,694,000 from the Materna litigation. Cash provided by investing activities was $253,000, compared to $1,256,000 in the same period of the prior year. In the current year we collected cash on a receivable from Unilens. We used cash in financing activities of $169,000, principally to pay costs relating to our equity financing with Fusion Capital (see below).

         In addition to fluctuations in the amounts of retained royalties revenues reported, changes in royalties receivable and payable reflect the Company's normal cycle of royalty collections and payments.

Funding and capital requirements

         We have the ability to sell up to $5 million of our common stock to Fusion Capital (see below). Subsequent to April 30, 2004, and through June 8, 2004, we sold 17,667 shares (and issued 381 Commitment Shares) of our common stock to Fusion Capital, netting approximately $52,000 in cash. We will use the proceeds for general working capital needs. We do not have any outstanding debt nor do we have a credit facility.

Materna litigation

         On April 19, 2004, the U.S. Supreme Court denied the defendant's petition for certiorari in the Materna litigation, and the judgment in favor of the plaintiffs became final and unappealable. On that day, we received cash of approximately $3,858,000, which was our agreed upon portion of the court award.

         In connection with our previous non-recourse sale and assignment of a portion of this court award to one of our shareholders for cash, we paid the shareholder $312,500 out of our proceeds, plus a nominal amount for interest. We recorded the net remaining proceeds, approximately $3,544,000, as revenue in our third quarter ended April 30, 2004, consistent with our policy for recognizing royalty settlements and awards.

Equity financing

         On February 25, 2004, we entered into an agreement with Fusion Capital in which Fusion Capital agreed to purchase up to $5 million of our common stock over a 20-month period (the "Stock Sale Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. In addition, at our option and at any time until 20 days after completion of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

         Under the terms of the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the "Initial Shares"), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as the $5 million of stock is sold (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective.

         Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the "Daily Commitment Amount"). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share up to a maximum of $22,500 if our stock price reaches or exceeds $5.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a "floor" price. The floor price initially was set at $3.00 per share and may be increased or decreased by us from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

         Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital still is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2006, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with the American Stock Exchange rules, we cannot issue more than 1,248,115 (including the Commitment Shares) shares of our common stock to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

         In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a cash success fee of $50,000 and agreed to pay up to an additional $200,000 on a pro-rata basis as we sell stock to Fusion Capital. In addition, we granted the advisor five-year warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares) at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004, and that was used to determine the number of Commitment Shares).

         In addition to the $50,000 cash paid to our financial advisor, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the estimated fair value of the Initial Shares ($316,171) and the warrants issued to our financial advisor ($159,767). We have capitalized all of these costs, aggregating approximately $672,000, as deferred financing costs, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital.

         The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results of and costs of legal proceedings, and our equity financing. To sustain profitability, we must license technologies with sufficient current and long-term revenue streams, and we must continually add new licenses. However, obtaining rights to new technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors outside our control or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Stock Sale Agreement, and revenues from executing our strategic plan will be sufficient to meet our current and anticipated operating cash requirements at least through fiscal 2005.

Contingencies

         On June 8, 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the November 2002 decision in our favor in the LabCorp litigation. In that decision, the court awarded us approximately $1,100,000, plus post-judgment interest at the statutory rate. LabCorp now has limited legal options available to them; they may accept the court's decision, request a rehearing en banc, or file a petition to appeal this decision to the U.S. Supreme Court. We do not know what course of action LabCorp will take; however, ultimately we expect that the decision of the court will continue to be upheld in our favor. We have not received any cash nor have we recorded any revenue related to the damages awarded in this decision. We will record any revenue from this decision when this decision is final and unappealable.

         Under a January 2003 stipulated court order, LabCorp posted a bond for the amount of the judgment and agreed to pay us a percentage of their sales of homocysteine assays performed through the final disposition of the case. We have recorded and will continue to record cash received under the stipulated order as retained royalty revenues. If the November 2002 court judgment in our favor is reversed on appeal, LabCorp's ability to recover amounts paid to us under the stipulated order will depend on the extent and reason for the reversal. From January 2003 through April 30, 2004, LabCorp paid us an aggregate of $1,170,000 under this stipulated order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover such amounts is very unlikely, even if the judgment is reversed.

         We are a party to several legal actions and proceedings, primarily as a plaintiff, for which we cannot predict the final outcomes. In addition, previously we were notified by the SEC that we were under investigation for trading in our stock during the period from October 28, 1998, to March 22, 2001, relating to our stock repurchase program. An unfavorable resolution of any or all matters where we are a defendant, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending upon the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period. These matters have been detailed in prior filings with the SEC.

Other matters

         We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential claims that occur in the course of our business.

         We are making progress on our plan to regain compliance with American Stock Exchange ("AMEX") listing standards.

Critical Accounting Policies and Estimates
------------------------------------------

         In April 2004, when the judgment under the Materna litigation became final and unappealable, we recognized revenue from the judgment. We recorded this revenue consistent with our revenue recognition policy for royalty settlements and awards, whereby we recognize revenue from settlements and awards only when our rights to the settlement or award become final and unappealable, and we have assurance of collecting it.

         Our revenue recognition policy for sales and assignments of litigation awards is to recognize revenue when we sell our rights to another party without recourse and we have no obligation, or we are very unlikely to be obligated to repay such collected amounts. During the year we recognized revenue from our non-recourse sales and assignments of portions of the Materna award to other parties.

         During the third quarter 2004 we took a charge of approximately $46,000 to reduce the carrying value of our intangible assets acquired. This charge was based on our estimate of the deficiency of cash we expect to receive from the intangible assets compared to our net cost. In addition, we provided $40,000 of income tax expense for our estimated federal alternative minimum tax liability.

Related Party Transactions
--------------------------

         During the three months ended April 30, 2004, we incurred $5,900 of charges (reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors. During the nine months ended April 30, 2004, and 2003, respectively, we incurred $11,200 and $6,000 of such charges.

         Our board of directors has determined that when a director's services are outside the normal duties of a director, we should compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount we pay a director for attending a one-day Board meeting).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Not applicable.

Item 4.  Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures
             ------------------------------------------------

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of April 30, 2004.

         (b)      Change in Internal Controls
                  ---------------------------

                  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation. There were no significant deficiencies or material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         See Note 9 to the accompanying unaudited consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A) Exhibits                                                                Page
                                                                          ------
   31.1 Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).                   25-26

   31.2 Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).                   27-28

   32.1 Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002 (18 U.S.C. 1350) (furnished herewith).                   29

   32.2 Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002 (18 U.S.C. 1350) (furnished herewith).                   30

B) Reports on Form 8-K

We filed the following reports on Form 8-K during the period covered by this report on Form 10-Q:

                  1) On April 20, 2004, we filed a report on Form 8-K (date of earliest event reported April 19, 2004) under Items 5 and 7 to report our receipt of approximately $3.5 million, the net remaining portion of our share of the court award in the Materna litigation.

                  2) On February 27, 2004, we filed a report on Form 8-K (date of earliest event reported February 25, 2004) under Items 5 and 7 to report that we had entered into an agreement to obtain up to $5 million in equity financing from Fusion Capital Fund II, LLC.

                  3) On February 12, 2004, we filed a report on Form 8-K under Items 5 and 7 to report that we had been advised that Wyeth Holdings Corporation (a subsidiary of Wyeth, formerly known as American Cyanamid Company) filed an appeal to the United States Supreme Court in the Materna litigation.

         In addition, on March 17, 2004, in a report on Form
8-K under Item 12 we furnished the press release announcing results for our second quarter ended January 31, 2004.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMPETITIVE TECHNOLOGIES, INC.
                                              (the registrant)

                                              By /s/ John B. Nano
                                                 -------------------------------
                                              John B. Nano
                                              President, Chief Executive
                                              Officer and Authorized Signer

Date: June 14, 2004

                                              COMPETITIVE TECHNOLOGIES, INC.
                                              (the registrant)
                                              By /s/ Michael D. Davidson
                                                 -------------------------------
                                              Michael D. Davidson
                                              Chief Financial Officer

Date: June 14, 2004