Form 10-K
period 2004-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2004-10-29
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended JULY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696

                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                          36-2664428
--------                               ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)



1960 Bronson Road
FAIRFIELD, CONNECTICUT                                   06824
----------------------                                ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (203) 255-6044
                                                      ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
        Title of Each Class                              Which Registered
-------------------------------                     -------------------------
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

         The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $35,800,000.

         The number of shares of the registrant's common stock outstanding as of October 1, 2004, was 6,409,696 shares.

      Document of Which Portions
     are Incorporated by Reference       Location in This Form 10-K
---------------------------------------  --------------------------
Registrant's definitive proxy statement  Part III - Items 10, 11, 12, 13 and 14

                         COMPETITIVE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS



                                     PART I


Forward-Looking Statements .................................................  4
Item 1.  Business ..........................................................  4
Item 2.  Properties ........................................................  8
Item 3.  Legal Proceedings .................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders ............... 12
Item 4A  Executive Officers of the Registrant .............................. 12


                                  PART II

Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities ..... 13
Item 6.  Selected Financial Data ........................................... 14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................. 15
Item 7A  Quantitative and Qualitative Disclosures About Market Risk ........ 33
Item 8.  Financial Statements and Supplementary Data ....................... 33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................. 62
Item 9A. Controls and Procedures ........................................... 62
Item 9B. Other Information ................................................. 62


                                 PART III

Item 10. Directors and Executive Officers of the Registrant ............... 62
Item 11. Executive Compensation ........................................... 62
Item 12. Security Ownership of Certain Beneficial Owners and Management ... 63
Item 13. Certain Relationships and Related Transactions ................... 63
Item 14. Principal Accounting Fees and Services ........................... 63


                                  PART IV

Item 15. Exhibits, Financial Statement Schedules .......................... 63
Signatures ................................................................ 64
Exhibit Index ............................................................. 65

                                     PART I

FORWARD-LOOKING STATEMENTS

         Please refer to "Forward-Looking Statements" in Item 7 for a description of the nature of certain terms and statements used herein.

ITEM 1. BUSINESS

OVERVIEW: TECHNOLOGY COMMERCIALIZATION SERVICES

         Competitive Technologies, Inc. ("CTT"), is a Delaware corporation incorporated in 1971 to succeed an Illinois business corporation incorporated in 1968. CTT and its subsidiaries (collectively, the "registrant," "we," "our," or "us"), provide technology transfer, selling and licensing services focused on the technology needs of its customers to match those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We do this in two ways. We develop, and have developed over the years, relationships with the technology and research arms of universities, independent research institutions and companies, as well as inventors and patent or other intellectual property holders (who then become our "Clients") to obtain rights or a license to their invention, patent or intellectual property rights (collectively, the "Technology"), and we then find markets either to sell the Technology or to further develop it, through a license or sublicense. We also develop relationships with those who have a need or use for Technologies (usually companies, and they become our customers, usually through a license or sublicense), and match their needs with one of our Technologies ("reverse marketing"). Since we focus on both Technologies needed and available, and the Technologies' end markets, we believe that we provide a valuable service in matching needs to Technology solutions. Using our services provides benefits to both the Technology provider and the user of the Technology; the Technology provider can focus solely on research and innovation, rather than on selling and marketing, and the Technology user can focus on selling, development and marketing, rather than on research and development. We also work to enforce our Clients' and our patent rights with respect to our Technologies. Our goal is to maximize the value of the Technology for the benefit of our Clients, customers and shareholders.

         When we acquire a Technology, we may acquire exclusive or non-exclusive rights, worldwide rights or rights limited to a specific geographic area. When we license or sublicense rights to our customers, we may grant exclusive or non-exclusive rights, worldwide or geographically limited rights and/or we may limit rights to a defined field of use. Technologies may be early stage, that require further development and/or testing and approval before they can be commercialized; mid stage, that require some further refinement; or late stage, that are ready to market immediately. We seek a balanced portfolio with Technologies in each stage of the life cycle.

         We identify and commercialize (or find companies that will do it for us) innovative Technologies in life, digital, nano and physical sciences developed by universities, companies, independent research institutions and individual inventors. Life sciences include medical testing, diagnostics, pharmaceuticals, biotechnologies, medical devices and other medical or biological applications. Digital sciences include communications, semiconductors, Internet related, e-commerce and consumer electronics applications. Nano sciences deal with the manipulation of microscopic particles into useful arrangements, and smart or novel materials (a nano particle is one thousand times smaller than the width of a human hair). Physical sciences include chemical, display, and environmental applications.

         We estimate that over the years we have licensed nearly 500 technologies to and from corporations, and can count as our Clients several major universities.

TECHNOLOGY ACQUISITION AND PORTFOLIO

         Currently we are working to expand the number of universities that we have relationships with, and are developing programs specifically designed to establish us as the premier technology commercialization company.

         In addition to contacts with universities, independent research institutions and inventors, we learn of Technologies available when inventors or intellectual property holders hear of our services by word-of-mouth and come to us for assistance. An internal committee established for the purpose of evaluating leads and accepting or rejecting Technologies continuously evaluates all potential Technologies. Factors in the evaluation process include, but are not limited to, strength and ability to protect the intellectual property, life stage, further development time, if any, of the Technology, marketability, market size and potential profitability of the Technology, and whether we have relationships with potential users of the Technology.

         Generally, early stage Technologies have limited current revenue potential but may have high long-term revenue potential, while mid stage and late stage Technologies may produce more current revenues but may have more limited long-term revenue potential. Of Technologies that we evaluate and accept into our portfolio, several will produce little or no revenues, several will produce steady and/or modest revenues for a period of time, and a few will produce significant annual revenues for several years, extending generally through the life of the patent. In addition, when we accept a Technology, we try to obtain the rights to improvements and/or refinements that may extend the patentable (useful) life of the Technology and the potential revenues generated. Since we may not know a Technology's revenue potential right away and it often takes a few years before we earn significant revenues from a Technology, we review our portfolio regularly, adding and removing Technologies to find a balance between Technologies that produce current revenues and those that produce long-term revenues.

MARKETING TECHNOLOGIES

         We commercialize our Technologies through many methods, from contacts in research and development, marketing and executive levels at major corporations, to attendance at seminars and trade shows. We also perform market research to determine the most likely users of Technologies, and we may contact current customers to determine if they have an interest in or another use for a new Technology.

TECHNOLOGY PROTECTION AND LITIGATION

         An important part of our business is patenting and protecting our Technologies, both domestically and internationally. We sometimes assist in or prepare initial patent applications, and prosecute and maintain patents. Unfortunately, patent enforcement also is a part of our business due to patent infringement, both willful and unintentional. In addition, companies will attempt to find "work-arounds" to avoid paying us and our Clients royalties for the use of our Technologies, and at times these "work-arounds" may be successful. We vigorously and aggressively defend our Technologies on our Clients' and our behalf, and pursue patent infringement cases through litigation, if necessary. Such actions and cases, even if settled out of court, may take several years to complete, and the expenses of these matters may be borne by our Clients, by us or shared. Patent law provides for the potential of treble damages in the event of a willful infringement, but such awards are provided solely at the discretion of the court.

REVENUE GENERATION

         We earn recurring revenues principally from Technology license and royalty fees. In most cases, we obtain or license the rights to a Technology from a Client, and then license or sublicense our rights to our customers. Generally, the agreements we enter into with our Clients and customers are for the duration of the Technology life, which usually is determined by applicable patent law. Our customers pay us royalties based on their usage of the

Technology, and we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, we record revenues for our portion and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients' shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive milestone payments based on research progress or subsequent sublicense or joint venture proceeds. We receive future royalty payments based on our customers' sales of the Technology, and, under certain of our sublicense or license arrangements, we receive an upfront fee. In certain cases, we may waive the first year royalty fee in consideration for the upfront fee. Often we apply the upfront fee or initial royalty fees to reimburse our Client and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, not as revenue. If the reimbursement belongs to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

         We stipulate the terms of our licensing arrangements in separate written agreements with our Clients and with our customers. Generally, we enter into single element arrangements with our customers, under which we have no significant obligations after executing the agreements. In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements, the revenue recognition for which is described above, we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on the verifiable objective evidence available. We also may have milestone billing arrangements. We evaluate milestone billing arrangements on a case-by-case basis, and record revenues under the milestone payment method, whereby we recognize nonrefundable, upfront fees ratably over the entire arrangement and milestone payments as we achieve the specified milestone. Currently, we do not have any multiple element or milestone billing arrangements, though we have had such arrangements in the past and could have such arrangements in the future.

         Currently, we have a concentration of retained royalties derived from three Technologies. We are aggressively marketing current and seeking new Technologies both to mitigate this concentration of revenues and provide us with a more steady future revenue stream. The Technologies that produced revenues equal to or exceeding 15% of our total retained royalties revenue for 2004, 2003 or 2002 were:

                           2004           2003            2002
                         --------       --------       ----------

Homocysteine assay       $651,000       $584,000                *
Ethyol(TM)               $500,000       $647,000       $  391,000
Gallium arsenide         $334,000       $508,000       $1,012,000

         As a percentage of total retained royalties for the same periods, these Technologies represented:

                                2004                 2003                2002
                                -----                ----                ----
     Homocysteine assay          31%                  22%                   *
     Ethyol                      24%                  24%                 15%
     Gallium arsenide            16%                  19%                 39%

     * Amount was less than 15% of retained royalty revenues in this year.

         The homocysteine assay (life sciences) is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine are a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically and it is becoming a regular part of medical exams. Our U.S. patent that covers this homocysteine assay expires in July 2007. In fiscal 2004, as described in Item 3., "Legal Proceedings," the courts affirmed our patent rights relating to homocysteine assays in the Laboratory Corporation of America Holdings case. After these rulings, we filed suit against Abbott Laboratories and Bayer Corporation (we settled with Bayer) for patent infringement, and we are pursuing other laboratories performing homocysteine assays to enforce our rights to receive royalties on each past and current assay performed. We believe that revenues from homocysteine will continue to grow, possibly at a substantial rate, but we cannot predict the rate of growth or if or when we will succeed in closing additional license agreements and enforcing our patent rights, or how the growth in volume will affect assay pricing.

         Ethyol (life sciences) is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute ("SRI"), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between SRI and us, SRI pays us up to a maximum of $500,000 in any calendar year from Ethyol license income it receives. Since calendar 2002 we have received the maximum revenue each year.

         Inventions using gallium arsenide (digital sciences) to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents issued from March 1983 to May 1989, and expire from May 2001 through September 2006. We have licensed the Technology to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd. and Toshiba Corporation. Approximately $87,000, $156,000, and $417,000, respectively, of retained royalties in fiscal 2004, 2003 and 2002, were from one U.S. licensee's sales of licensed product; the remaining $247,000, $351,000 and $595,000, respectively, were from several foreign licenses.

         We also earn revenues from royalty settlements and awards. These settlements and awards generally are non-recurring, and are the result of successful patent enforcement actions, and may include interest. In fiscal 2004, we earned $4.7 million, including interest, from the final resolution of the Materna(TM) case.

         Other Technologies in our life sciences portfolio (many of which are subject to testing, clinical trials and approvals) include: a nanoparticle bone cement biomaterial, which has a broad range of potential applications, including dental, spinal and other bone related applications; a therapeutic drug to treat male and female sexual dysfunction; a sunless tanning agent that may prevent skin cancer from unprotected exposure to the sun; a potential anti-cancer compound that may inhibit tumor growth with low toxicity to normal cells; and Therapik(TM), a device that alleviates the effect of insect bites and stings.

         Our digital sciences portfolio includes: a non-destructive silicon carbide wafer testing process that allows for quality testing without destroying the wafer (computer "chips", or integrated circuits, are built on silicon carbide wafers); an early stage video and audio signal processing technology that is used in streaming video products for personal computers and wireless devices, including mobile phones, licensed in the MPEG 4 visual patent portfolio; an encryption technology that operates at high speeds with low memory requirements to secure applications used on the internet, telecommunications, smart cards and e-commerce; and EZSpeech(TM), an interactive software platform designed to help individuals master English when it is not their native language.

         Our physical sciences portfolio includes: clean, renewable fuel technologies, including patented alternative fuel formulations and a method to convert municipal waste to fuel grade ethanol and certain marketable chemicals; a method for accelerating steel cutting that has a variety of uses; and a specialty cleaning and lubricating chemical formulation that improves the efficiency and safety of glass and plastic bottle and can conveyor systems.

RETAINED ROYALTIES FROM FOREIGN SOURCES

         We are developing new relationships with Asian companies, especially Korean companies, seeking technology solutions. Retained royalties received from foreign licensees totaled $519,622, $657,194, and $878,894, respectively, for 2004, 2003 and 2002. Of the foreign sourced royalties received, $397,000, $486,000 and $730,000, respectively, in 2004, 2003, and 2002 were from Japanese licenses.

INVESTMENTS

         From time to time in the past, in addition to providing other forms of assistance, we have funded certain development-stage companies to exploit specific Technologies.

EMPLOYEES

         As of October 15, 2004, we employed 17 people (full-time equivalents). We also employ independent consultants who provide us with business development services under contracts with us. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside technical and professional specialists to satisfy our Clients' and customers' unique technology needs.

CODE OF ETHICS

         Our Board of Directors adopted our Corporate Standards of Conduct, as amended, for all directors, officers and employees in January 1999. A copy of it was filed as Exhibit 14.1 to our 2003 Annual Report on Form 10-K.

AVAILABLE INFORMATION

         We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other of our reports filed with or furnished to the Securities and Exchange Commission ("SEC") on or through our website, HTTP://WWW.COMPETITIVETECH.NET, as soon as reasonably practicable after they are filed. You may request a paper copy of materials we file with the SEC by calling us at (203) 255-6044.

         You also may read and copy materials we file with the SEC on the SEC's website at HTTP://WWW.SEC.GOV, or at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.


ITEM 2.      PROPERTIES

         Our executive office is approximately 9,000 square feet of leased space in an office building in Fairfield, Connecticut. The office lease expires December 31, 2006, and provides for annual base rent of $225,000, which includes taxes, climate control, power and maintenance. We have an option to renew the lease through December 31, 2011. We believe that our facilities are adequate for our current and near-term operations.

ITEM 3.      LEGAL PROCEEDINGS

BAYER CORPORATION

         On August 17, 2004, we filed a complaint alleging infringement of our patent covering homocysteine assays against Bayer Corporation, et al, ("Bayer"), in the United States District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Bayer responded to our complaint on September 27, 2004, denying the allegations. On October 21, 2004 the parties settled the case. Pursuant to the settlement, we granted Bayer a license, and Bayer will pay us a fee and royalties on sales of Bayer homocysteine assays beginning July 1, 2004. The fee is non-refundable and is not creditable against future royalties.

FEDERAL INSURANCE COMPANY

         On February 3, 2004, we filed a civil action against Federal Insurance Company ("Federal"), in the U.S. District Court for the District of Connecticut (the "CTT Complaint"), to enforce our claim that expenses incurred by CTT, Mr. Frank R. McPike, Jr., our former Chief Executive Officer, and certain other directors and officers relating to an SEC investigation, including any subsequent action thereon, should be reimbursed by Federal since the expenses fell within the coverage provisions of our insurance policy. Effective October 13, 2004, Federal agreed to pay us $167,500 in settlement of the CTT Complaint, and Federal acknowledged that our deductible under the policy was deemed satisfied for purposes of a civil suit filed against us by the SEC (see below). In return, we agreed to withdraw the CTT Complaint with prejudice and release Federal from any and all claims made in the CTT Complaint.

         On September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, notified us that they agreed to accept coverage as to losses, including defense costs, incurred by CTT and Mr. McPike as a result of the SEC's civil suit (described below), according to the terms of the policy.

SECURITIES AND EXCHANGE COMMISSION

         On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., Frank R. McPike, Jr. (our former Chief Executive Officer), and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, the defendents were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Mr. McPike, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. Further action in this case is pending.

LABORATORY CORPORATION OF AMERICA HOLDINGS D/B/A LABCORP

         On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit ("CAFC") denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. ("MLI") and us, (collectively, the "Plaintiffs"). As a result of the August 5, 2004 decision, on August 16, 2004 the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $921,000 (recorded in fiscal 2005). The payment did not include attorneys fees or court costs previously awarded to the Plaintiffs but still under appeal with the court. In addition, we have claimed additional attorneys fees and court costs for the appeals. This request is pending.

         LabCorp's options are either to accept the court's decision or to appeal the decision to the U.S. Supreme Court. If LabCorp chooses to appeal the decision to the U.S. Supreme Court, they have 90 days from the August 5, 2004 decision to file their appeal (or until November 3, 2004, unless extended). If LabCorp appeals to the U.S. Supreme Court, and if the original judgment is subsequently reversed, then LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of the monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp agreed to pay us a percentage of their homocysteine assay sales during their appeals.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through July 31, 2004, LabCorp paid us an aggregate of $1,342,040 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amount is remote.

         The funds we received on August 16, 2004 were released from a bond previously posted by LabCorp as part of the appeals process in this homocysteine assay patent infringement case originally filed by the Plaintiffs against LabCorp on May 4, 1999, in the United States District Court for the District of Colorado. The Plaintiffs alleged, in part, breach of contract, patent infringement and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) Plaintiffs sought unspecified monetary and exemplary damages, for LabCorp to cure past breaches, to provide an accounting of wrongfully withheld royalties, and to refrain from infringing the patent. Plaintiffs also sought reimbursement of their attorneys fees. LabCorp filed an answer and counterclaims alleging non-infringement, patent invalidity and patent misuse.

         In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In December 2001, the court entered judgment affirming the jury's verdict. In an amended judgment issued in November 2002, the court awarded the Plaintiffs approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys fees, and $132,000 in prejudgment interest, and issued a permanent injunction barring LabCorp from performing future homocysteine assays.

ABBOTT LABORATORIES, INC.

         On June 8, 2004, we filed a complaint alleging patent infringement of our patent covering homocysteine assays against Abbott Laboratories, Inc., ("Abbott"), in the United States District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Abbott was served in August and responded to the suit on October 12, 2004, denying the allegations. Further action in this case is pending.

MATERNA(TM)

         On April 19, 2004, the U.S. Supreme Court denied Wyeth's (defendant) petition for a writ of certiorari (petition requesting the court to review an appeal) in the Materna litigation, upholding the original judgment of the lower court in favor of the plaintiffs. The petition was Wyeth's final avenue of appeal in the case, and the denial finalized this case. On the same day, a bond previously posted by the defendant was released to all parties, and the judgment and award were satisfied. We retained an aggregate of $5.3 million from this case in fiscal 2004 and 2003.

         The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed the lawsuit against the defendant, American Cyanamid Company (now a subsidiary of Wyeth), in the United States District Court for the District of Colorado. The case involved a claim of patent infringement relating to a reformulation of Materna, a prenatal vitamin compound sold by the defendant. While we were not a direct party to the case, we did have a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of our contract, we were entitled to share 18.2% of any damages awarded to the University of Colorado after deducting their expenses relating to the suit.

         On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the Materna reformulation and that the defendant was liable on the plaintiffs' claims for fraud and unjust enrichment. On August 13, 2002, the District Court judge awarded the plaintiffs damages of approximately $54 million, plus interest from January 1, 2002. Wyeth appealed the judgment to the CAFC, but the CAFC affirmed the judgment and denied Wyeth's subsequent request for a rehearing.

FUJITSU

         In December 2000, (coincident with filing a complaint with the United States International Trade Commission ("ITC") that was withdrawn in August 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels that infringe two U.S. patents held by our client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, we reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California.

         Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In December 2002, we were dismissed as co-plaintiff from this litigation, but we retain our economic interest in any potential favorable outcome.

         In September 2001, Fujitsu et al. filed counterclaims against us and Plasmaco, Inc. (our licensee) in the United States District Court for the District of Delaware (which subsequently was dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, we abused the ITC process to obtain information to which we otherwise would not have been entitled and which we would use in the action against Fujitsu in the United States District Court for the Northern District of California.

         On July 31, 2003, the judge in this case issued his Markman decision, in which he ruled on the scope and interpretation of terms in the underlying patent claims. The Court then stayed all issues in both cases, except issues relating to summary judgment. Both parties moved for summary judgment. In April 2004, the issues relating to summary judgment were heard, and on July 1, 2004, summary judgment was granted in favor of the defendant, Fujitsu. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University's appeal of the summary judgment, including the Markman decision.

         We are unable to estimate the legal expenses or the loss we may incur or the possible damages we may recover in these suits, if any, and we have not recorded any potential judgment proceeds in our financial statements to date. We record expenses in connection with these suits as they are incurred.

OTHER

         By letter dated October 7, 2003, the U.S. Department of Labor notified us that certain former employees had filed complaints alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, also known as the Sarbanes-Oxley Act. The complainants requested that the Occupational Safety and Health Administration ("OSHA") investigate and, if appropriate, prosecute such violations and requested OSHA assistance in obtaining fair and reasonable reimbursement and compensation for damages. We believe that these claims are without merit, and we have responded aggressively to the complaints. We cannot estimate the final outcome of these complaints or the related legal or other expenses that we may incur.

         We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2004.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of our executive officers, their ages and background information are as follows:

         JOHN B. NANO, 60, was elected a director and has served as our President and Chief Executive Officer since June 2002. Mr. Nano also served as our Chief Financial Officer from August 2003 to May 2004. Prior to joining us, Mr. Nano served as Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V. (a global virtual private network provider) with respect to certain operating, strategic planning and finance functions from 2000 to 2001. Prior to that Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, Inc. (a subsidiary of ConAgra, Inc., an international food company) from 1998 to 1999. From 1993 to 1998, he served as Executive Vice President, Chief Financial Officer and President of the Internet Startup Division of Sunkyong America (a subsidiary of Sunkyong Group, a Korean conglomerate).

         DR. DONALD J. FREED, 62, has served as our Executive Vice President and Chief Technology Officer since January 1, 2004. From April 2003 to December 2003, he was a consultant to us. From November 1998 through March 2003, he served as Vice President, Business Development, and prior thereto, as Vice President of Marketing of Nanophase Technologies Corporation, a publicly held nanomaterials company. Dr. Freed was responsible for the successful start-up of advanced materials initiatives in three Fortune 50 companies, and has extensive experience in licensing and technology transfer on a global basis throughout Europe and Asia.

         MICHAEL D. DAVIDSON, 45, has served as our Vice President and Chief Financial Officer since May 3, 2004. From 1998 through 2004, he was with First Aviation Services Inc., (a provider of parts and services to the aerospace industry) in various capacities, including financial consultant, Controller, and as Vice President, Chief Financial Officer and Corporate Secretary.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) MARKET INFORMATION. Our common stock is listed on the American Stock Exchange. The following table sets forth the quarterly high and low sales prices of our common stock as reported by the American Stock Exchange for the periods indicated.


                  FISCAL YEAR ENDED                                               Fiscal Year Ended
                    JULY 31, 2004                                                   July 31, 2003
------------------------------------------------------           ----------------------------------------------------
                                  HIGH            LOW                                            HIGH            LOW
FIRST QUARTER                    $2.10          $1.53            First Quarter                  $3.84          $1.82
SECOND QUARTER                   $6.36          $1.97            Second Quarter                 $3.50          $1.80
THIRD QUARTER                    $6.50          $3.70            Third Quarter                  $2.40          $1.76
FOURTH QUARTER                   $5.25          $3.00            Fourth Quarter                 $2.12          $1.49

         (b) HOLDERS. At October 1, 2004 there were approximately 700 holders of record of our common stock.

         (c) DIVIDENDS. No cash dividends were declared on our common stock during the last two fiscal years.

         (d) SALES AND ISSUANCES OF UNREGISTERED SECURITIES. The following table lists sales and issuances of CTT common stock to Fusion Capital pursuant to the $5 million equity financing arrangement with them, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We issued all of these securities without registration in reliance upon an exemption under Section 4(2) of the Securities Act because we made the offers and sales in private placements.

                   Number of
                   shares sold      Total cash
    Date           and issued        received
--------------   -------------      -----------
 May 10, 2004           1,027       $  3,860
 June 8, 2004          17,021         50,001
June 30, 2004          10,323         45,600
July 14, 2004          10,331         46,767
July 21, 2004           2,060          8,500
July 22, 2004           2,060          8,400
July 23, 2004           2,572         10,100
July 26, 2004           2,571         10,075
July 27, 2004           4,389         16,699
                     --------       --------
                       52,354       $200,002
                     ========       ========

                         COMPETITIVE TECHNOLOGIES, INC.


ITEM 6.      SELECTED FINANCIAL DATA (1) (5)


Selected Financial Data
For the years ended July 31, 2004, 2003 and 2002

                                                                      Year ended July 31,
                                           ----------------------------------------------------------------------
                                              2004         2003            2002           2001            2000
                                           ----------   -----------    -----------    ------------    -----------
Statement of Operations Summary:

Total revenues (2) (3)                     $8,021,654   $ 3,319,556    $ 2,595,931    $  3,641,284    $ 4,112,867
                                           ==========   ===========    ===========    ============    ===========
Net income (loss) (2) (4)                  $2,954,529   $(1,935,301)   $(4,016,428)   $ (2,500,749)   $ 1,300,937
                                           ==========   ===========    ===========    ============    ===========
Net income (loss) per share:
Basic                                      $     0.47   $     (0.31)   $     (0.65)   $      (0.41)   $      0.21
                                           ==========   ===========    ===========    ============    ===========
Assuming dilution                          $     0.46   $     (0.31)   $     (0.65)   $      (0.41)   $      0.21
                                           ==========   ===========    ===========    ============    ===========
Weighted average number of common shares
  outstanding:
Basic                                       6,247,588     6,182,657      6,148,022       6,135,486      6,079,211
Assuming dilution                           6,456,860     6,182,657      6,148,022       6,135,486      6,187,407

Year-end Balance Sheet Summary:                                       At July 31,
                                           ----------------------------------------------------------------------
Cash and cash equivalents                  $4,309,680   $ 1,504,295    $ 2,887,295    $  5,017,877    $ 6,716,429
Total assets                                6,680,807     2,952,501      6,399,783      10,640,873     12,093,965
Total long-term obligations                      --            --             --              --             --
Total shareholders' interest                4,938,518     1,169,427      2,992,643       6,967,746      9,928,112

(1) This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

(2) 2004 includes $4,694,000 from the Materna award and $1,203,000 from the Unilens settlement and stock sale. 2003 includes $600,000 from the Materna award, and 2000 includes $736,375 for exchanging future potential royalties for common stock.

(3) Total revenues exclude $99,719, $400,054 and $526,899, respectively, for 2002, 2001 and 2000, of interest and other income not classified as revenues in those years.

(4) 2003 includes $341,000 of corporate legal expenses directly related to the SEC investigation, $482,000 impairment charges on intangible assets, $944,000 impairment loss on investments, and a reversal (income) of $1,583,000 of 2002 patent enforcement expenses. 2002 includes $2,132,000 of patent enforcement legal expenses and $810,000 of impairment loss on investments, and 2001 includes $2,474,000 of patent enforcement legal expenses and $600,000 of impairment loss on investments and loans.

(5)  No cash dividends were declared or paid in any year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements about our future expectations, including development and regulatory plans, and all other statements in this Annual Report on Form 10-K other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in this Form 10-K, the words "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, and other risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors" at the end of Item 7 of this Annual Report on Form 10-K for the year ended July 31, 2004, and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.


OVERVIEW

         We are a full service technology transfer and licensing provider focused on the technology needs of our customers and transforming those requirements into commercially viable solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their technologies, and they become our "Clients," for whom we find markets for the technology. We also develop relationships with those who have a need or use for technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life, digital, nano, and physical sciences developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our Clients, customers and shareholders.

         We earn revenues primarily from licensing our Clients' and our intellectual property rights, principally patents and inventions (collectively, the "Technology"), to our customers (licensees). Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. Currently, we have a concentration of revenues derived from three technologies.

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, we have revised our Consolidated Statements of Operations to a single step presentation for all years presented. Under this presentation, all income is presented in revenues and all expense is presented in expenses and deducted from revenues. We revised our definition of cash equivalents to include all highly liquid investments, and this definition now includes accounts previously classified as short-term investments.

         Because we have rounded all amounts in this Item 7 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 7 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

RESULTS OF OPERATIONS - 2004 VS. 2003

         SUMMARY OF RESULTS

         Net income for 2004 was $2,955,000, or $0.46 per diluted share, compared to a net loss for 2003 of $1,935,000, or $0.31 per diluted share, an improvement of $ 4,890,000, or $0.77 per diluted share.

         REVENUES

         Total revenues for 2004 were $8,022,000, compared to $3,320,000 for 2003, an increase of $4,702,000, or 142%.

         RETAINED ROYALTIES for 2004 were $2,111,000, which was $582,000, or 22% lower than the $2,693,000 reported in 2003. The following table compares revenues from technologies with retained royalties greater than $100,000 in 2004 or 2003.

                                                        Increase  % Increase
                                2004         2003      (Decrease) (Decrease)
                             ----------   ----------   ----------  ----------
Homocysteine assay           $  651,000   $  584,000   $   67,000         12%
Ethyol(TM)                      500,000      647,000     (147,000)       (23%)
Gallium arsenide                334,000      508,000     (174,000)       (34%)
Plasma display                  150,000      135,000       15,000         11%
Electrochromic display           17,000      157,000     (140,000)       (89%)
Vitamin B12 assay                  --        115,000     (115,000)      (100%)
All other technologies          459,000      547,000      (88,000)       (16%)
                             ----------   ----------   ---------- ----------
  TOTAL RETAINED ROYALTIES   $2,111,000   $2,693,000   $ (582,000)       (22%)
                             ==========   ==========   ========== ==========

         The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically, and it is becoming a more frequently prescribed test. Our U.S. patent that covers this homocysteine assay, the validity of which has been confirmed by a court decision, expires in July 2007. We believe that revenues from this Technology will continue to grow, possibly at a substantial rate, but we cannot predict if or when we will succeed in closing additional license agreements and enforcing our patent rights, or how the growth in volume will affect assay pricing. We have filed suit against Abbott Laboratories and Bayer Corporation (we settled with Bayer) for infringement of our homocysteine assay patent and are pursuing other laboratories and diagnostic supply companies performing or manufacturing homocysteine assays to protect our rights to receive royalties on each assay performed. We cannot estimate the impact of our actions with respect to enforcing our homocysteine assay patent at this time. We expect Ethyol retained royalties to continue at their 2004 level for several years. The decreases in retained royalties from gallium arsenide, electrochromic display and the vitamin B12 assay were the result of expired or terminated licenses.

         Approximately 71% of our retained royalties for 2004 was from three technologies: 31% from homocysteine assays, 24% from Ethyol, and 16% from gallium arsenide patents. We are seeking new technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

         ROYALTY SETTLEMENTS AND AWARDS comprised approximately 54% and 17%, respectively, of our total revenues for 2004 and 2003, and were derived from the Materna(TM) litigation. We recorded these revenues in the following captions and periods:



                                  MATERNA LITIGATION INCOME SUMMARY
     ---------------------------------------------------------------------------------------------
                                           ROYALTY
                                           SETTLEMENTS         INTEREST           TOTAL
     PERIOD REPORTED                       AND AWARDS          INCOME, NET        REVENUES
     ----------------------------------    ----------------    ---------------    ----------------
     First Quarter 2004                     $      836,000       $     64,000       $     900,000
     Second Quarter 2004                           232,000             18,000             250,000
     Third Quarter 2004                          3,271,000            273,000           3,544,000
                                           ----------------    ---------------    ----------------
       TOTAL 2004                           $    4,339,000       $    355,000       $   4,694,000
                                           ================    ===============    ================
     Fourth Quarter 2003                    $      561,000       $     39,000       $     600,000
                                           ----------------    ---------------    ----------------
       Total 2003                           $      561,000       $     39,000       $     600,000
                                           ================    ===============    ================
     Cumulative Total                       $    4,900,000       $    394,000       $   5,294,000
                                           ================    ===============    ================

         To generate cash, in the first and second quarters of 2004 and the fourth quarter of 2003, we sold $1,125,000, $312,500 and $1,290,000, respectively, of our Materna award without recourse for $900,000, $250,000 and $600,000 in cash. Had we not done this, our portion of the final award would have been $6,297,000, including interest awarded.

         SETTLEMENT WITH UNILENS, NET for 2004 was $1,203,000, relating to our settlement with Unilens Corp. USA ("Unilens") in October 2003. Unilens agreed to pay us a gross amount of $1,250,000 in quarterly installments of at least $100,000 to settle an old receivable due us that we had written off in prior years. Through June 30, 2004 we recorded $349,000 of income, representing our portion of the cash collected from Unilens under the settlement. At July 31, 2004 we reviewed Unilens' financial condition and determined that the remaining balance of the receivable was collectible. As a result, we recorded income of $697,000, which represented the net present value of our portion of the remaining receivable balance. We will accrue interest income on the receivable from Unilens as we receive installment payments from Unilens. In prior years we had received shares of Unilens stock in partial payment against the old receivable. We sold the remaining shares in the fourth quarter, generating net proceeds of $157,000, which we also recorded as income since the shares had no book value.

         INTEREST INCOME, NET for 2004 was $369,000, compared to $65,000 in 2003. In addition to the interest income related to the Materna award discussed above, we earned net interest income of $14,000 and $27,000, respectively, on our invested cash and cash equivalents in 2004 and 2003. Although our average invested balance increased significantly in April 2004 with our receipt of the Materna litigation award, our weighted average per annum interest rate was 0.6% for 2004, lower than the 1.2% rate in 2003.


         EXPENSES
         --------
                                                                                          Increase         % Increase
                                                   2004                2003               (Decrease)        (Decrease)
                                             --------------      ---------------       ---------------    -------------
Personnel and other direct
  expenses relating to revenues              $    3,367,000      $     3,418,000       $       (51,000)            (1%)
General and administrative expenses               1,553,000            2,050,000              (497,000)           (24%)
Patent enforcement expenses, net
  of reimbursements                                 107,000              426,000              (319,000)           (75%)
Impairment losses on investments                     40,000              944,000              (904,000)           (96%)
Reversal of accounts payable
  exchanged for contingent
  note payable                                           --           (1,583,000)            1,583,000            100%
                                             --------------      ---------------       ---------------    -------------
  TOTAL EXPENSES                             $    5,067,000      $     5,255,000       $      (188,000)            (4%)
                                             ==============      ===============       ===============    =============



         PERSONNEL AND OTHER DIRECT EXPENSES RELATING TO REVENUES decreased due to a combination of several factors (only the more significant factors are discussed herein). Our personnel expenses for 2004 were $381,000 higher than for 2003. This increase includes higher bonus expense, a severance payment of $112,500 paid to our former chief financial officer, and recruiting expenses for new employees in 2004. In 2004 we also incurred increased expenses related to entering a patent in the MPEG-4 licensing portfolio. Offsetting these increases, in 2004 our impairment charges on intangible assets acquired were $52,000, compared to $482,000 for 2003, a reduction of $430,000. With the lower carrying value for our intangible assets acquired, our amortization expenses for 2004 were $120,000 lower than for 2003, and we expect our amortization expense to be approximately $14,000 in 2005 and 2006.

         GENERAL AND ADMINISTRATIVE EXPENSES decreased in 2004 principally due to a decrease in our legal fees incurred in connection with the Securities and Exchange Commission ("SEC") investigation and civil suit, which were $268,000 lower for 2004 than for 2003, when the SEC investigation was much more active. We also reduced costs for our annual report, financial advisory and audit services. We expect to incur higher expenses in future years to implement the requirements of the Sarbanes-Oxley Act of 2002.

         PATENT ENFORCEMENT EXPENSES, NET OF REIMBURSEMENTS, reflect our level of activity and vary depending on the stage of the litigation. Our overall activity in the current year was less than in the prior year. Both years included enforcement in the LabCorp and Fujitsu litigations. In addition to these two cases, we expect to incur enforcement expenses in 2005 to enforce our homocysteine assay patents with other infringers.

         IMPAIRMENT LOSSES ON INVESTMENTS decreased in 2004. In 2004 we reviewed the fair value of our investment in Innovation Partners International, Inc. ("IPI"), a Japanese company, and determined that it was impaired. While we continue to hold 13.3% of IPI's outstanding voting shares, IPI continues to struggle for revenues and profitability. Therefore we recognized an impairment loss of $40,000 and reduced our carrying value for this investment to zero. In 2003 we recorded an impairment charge of $944,000 to reduce our carrying value for our investment in NTRU Cryptosystems, Inc. ("NTRU") to zero.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES

         We did not record an income tax provision in 2004 since we incurred a substantial net operating loss for income tax purposes. This was due principally to the Unilens receivable that had no basis for book purposes but was fully valued for income tax purposes. As a result, the settlement with Unilens in October 2003 generated a significant loss on an income tax basis, compared to income of $1,045,000 on a book basis. In 2003 we did not record any income tax benefit since we incurred a net loss and could not conclude that the utilization of the income tax benefit in the future was more likely than not. We have substantial federal and state operating and capital loss carryforwards to use against future regular taxable income. In the fourth quarter of 2004 we revised our estimated federal alternative minimum tax liability and reversed the $40,000 provision that we had provided in the third quarter of 2004.

RESULTS OF OPERATIONS - 2003 VS. 2002

         SUMMARY OF RESULTS

         Our net loss for 2003 was $1,935,000, or $0.31 per share, compared with a net loss of $4,016,000, or $0.65 per share for 2002, an improvement of $2,081,000, or $0.34 per share.

         REVENUES

         Total revenues for 2003 were $3,320,000, compared to $2,596,000 for 2002, an increase of $724,000, or 28%.

         RETAINED ROYALTIES for 2003 were $2,693,000, which was $122,000, or 5% higher than the $2,571,000 reported in 2002. The following table compares revenues from technologies with retained royalties greater than $100,000 in 2003.


                                                                  Increase      % Increase
                                    2003              2002       (Decrease)     (Decrease)
                                 ----------       -----------    -----------    ----------
Homocysteine assay               $  584,000       $  171,000       $ 413,000         242%
Ethyol(TM)                          647,000          391,000         256,000          65%
Gallium arsenide                    508,000        1,012,000        (504,000)        (50%)
Plasma display                      135,000          135,000            --          --
Electrochromic display              157,000             --           157,000         N/A
Vitamin B12 assay                   115,000          264,000        (149,000)        (56%)
All other technologies              547,000          598,000         (51,000)         (9%)
                                 ----------       ----------       ---------        ----
  Total retained royalties       $2,693,000       $2,571,000       $ 122,000           5%
                                 ==========       ==========       =========        ====

         The increase in homocysteine assay royalties includes amounts from LabCorp under a January 2003 stipulated order pursuant to the LabCorp litigation, and from other new license agreements made in the second quarter of 2003. The increase in retained royalties from Ethyol was due to the licensee's change in the method of distributing Ethyol, which increased sales. In the future, we expect to receive and record our maximum limit of $500,000 per calendar year in each fiscal year. The decrease in gallium arsenide retained royalties was due to expiring licenses and much lower sales of licensed products. Our exclusive licensee terminated its license for the electrochromic display in 2003 and, as a result, we recognized $107,000 of previously deferred revenue and $50,000 of license termination fees in 2003. The last vitamin B12 patent expired in November 2002, causing the decline in these retained royalties.

         In 2003, 65% of our retained royalties was from three technologies: 24% from Ethyol, 22% from the homocysteine assay, and 19% from gallium arsenide semiconductors.

         ROYALTY SETTLEMENTS AND AWARDS in 2003 included $561,000 from our non-recourse sale of a portion of our award in the Materna litigation. See discussion in "Results of Operations - 2004 vs. 2003" above.

         INTEREST INCOME, NET for 2003 was $65,000. In addition to the interest income related to the Materna award discussed above, we earned net interest income on our invested cash and cash equivalents of $27,000. For 2003, our weighted average interest rate was approximately 1.2% per annum.

         EXPENSES
                                                                                 Increase       % Increase
                                             2003              2002             (Decrease)       (Decrease)
                                          -----------     --------------       -------------    -----------
Personnel and other direct
  expenses relating to revenues           $ 3,418,000        $ 2,242,000        $ 1,176,000          52%
General and administrative expenses         2,050,000          1,501,000            549,000          37%
Patent enforcement expenses, net
  of reimbursements                           426,000          2,132,000         (1,706,000)        (80%)
Impairment losses on investments              944,000            810,000            134,000          17%
Other expense, net                               --              (73,000)            73,000         100%
Reversal of accounts payable
  exchanged for contingent
  note payable                             (1,583,000)              --           (1,583,000)        N/A
                                          -----------        -----------        -----------        ----
  TOTAL EXPENSES                          $ 5,255,000        $ 6,612,000        $(1,357,000)        (21%)
                                          ===========        ===========        ===========        ====

         PERSONNEL AND OTHER DIRECT EXPENSES RELATING TO REVENUES for 2003 included increases of $774,000 in personnel expenses for employees and consultants we engaged to assist us in developing specific revenue opportunities and strategic alliances and relationships, partially offset by a reduction of $118,000 in recruiting expenses. In addition, in the fourth quarter of 2003, we recorded $482,000 of impairment charges related to intangible assets, principally due to the uncertainty of future revenues from the ribozyme Technology. In the fourth quarter of 2002, we recorded $156,000 of impairment charges related to intangible assets.

         GENERAL AND ADMINISTRATIVE EXPENSES for 2003 included increased corporate legal expenses directly related to the SEC investigation ($252,000), financing related expenses ($192,000) and investor relations ($107,000).

         PATENT ENFORCEMENT EXPENSES, NET OF REIMBURSEMENTS, decreased substantially in 2003 compared to 2002 as a result of our July 23, 2002 agreement with the University of Illinois, our Client, in which the University agreed to take the lead and assume the cost of new lead counsel in the litigation against Fujitsu. The level of patent enforcement expenses varies depending on the stage of the litigation.

         OTHER EXPENSE, NET for 2002 principally was interest income of $97,000, partially offset by a minority interest charge of $27,000.

         IMPAIRMENT LOSSES ON INVESTMENTS in 2003 were due to the uncertain timing and amount of our expected future cash flows from our investment in NTRU's common stock (3,129,509 shares) after NTRU's recapitalization. In 2002, in connection with the sale of all our interests related to E. L. Specialists, Inc. ("ELS"), we recorded an impairment loss of $782,000 on our loans to ELS. We also recorded an impairment loss of $50,000 to write off all of our investment in Digital Ink, Inc. ("DII") in 2002 because DII was unable to obtain financing to continue operations. Our recovery of $22,000 previously advanced to Micro-ASI, Inc. partially offset these impairment losses on investments in 2002. We had written off all our advances to Micro-ASI in 2001 because of Micro-ASI's bankruptcy filing.

         REVERSAL OF ACCOUNTS PAYABLE EXCHANGED FOR CONTINGENT NOTE PAYABLE was the result of an agreement we signed on October 28, 2002, whereby future payments to our former patent litigation counsel in the Fujitsu matter became completely contingent on any future receipts from Fujitsu. The contingent promissory note is payable only from future receipts in any settlement or other favorable outcome of the litigation against Fujitsu. Accordingly, in the first quarter of 2003 we reversed $1,583,000 from accounts payable that had been accrued at July 31, 2002.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES

         We did not record an income tax benefit on our net losses in 2003 or 2002 since we could not conclude that the utilization of any income tax benefit in the future was more likely than not.

FINANCIAL CONDITION AND LIQUIDITY

         Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, including legal settlements and awards. In addition, we have the ability to fund our requirements through sales of common stock under an equity financing arrangement (see below). At July 31, 2004, we had no outstanding debt or available credit facility.

         Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

         During the year ended July 31, 2004, our financial position improved considerably, principally because we received approximately $4.7 million from the final resolution of the Materna litigation, we collected certain amounts due us from Unilens, pursuant to our settlement with them, and we completed an equity financing arrangement (all explained below). We also have taken steps to pursue new revenues, and previously structured certain payment obligations to be contingent solely upon receipt of future revenues.

         On April 19, 2004, the U.S. Supreme Court denied Wyeth's (defendant) petition for a writ of certiorari (petition requesting the high court to review an appeal) in the Materna litigation, upholding the original judgment of the lower court in favor of the plaintiffs. The petition was Wyeth's final avenue of appeal in the case, and the denial finalized this case. On the same day, a bond previously posted by the defendant was released to all parties, and the judgment and award were satisfied.

         Upon the final resolution of the case, we received $3,858,000, which was our adjusted portion of the court award. From our proceeds we paid one of our shareholders $312,500, plus a nominal amount for interest, to satisfy a non-recourse sale and assignment of a portion of our award to the shareholder for $250,000 in cash. Earlier in the fiscal year, we sold another portion of our award on a non-recourse basis to an outside party for $900,000 in cash. Both sales were made in order to raise cash. In total for 2004, we recorded revenue and interest income of $4,694,000 relating to this litigation.

         In 1989 we sold certain assets of one of our subsidiaries to Unilens for $6 million, including a $5.5 million installment receivable. Due to uncertainties related to collection of the installment receivable, we previously wrote off the entire balance of the installment receivable. In July 2003 we resumed collection efforts with respect to the receivable from Unilens. In October 2003 we reached an agreement to settle all prior claims and to terminate all prior agreements between us. Unilens agreed to pay us an aggregate of $1,250,000, with $100,000 paid to us in October 2003 on execution of the agreement and the remaining balance payable in quarterly installments on March 31, June 30, September 30 and December 31 at the greater of $100,000 or an amount equal to 50% of royalties received by Unilens from a certain licensee. During the year ended July 31, 2004, we collected $349,000, which was net of certain related expenses and obligations.

         We previously had received 135,000 shares of Unilens stock as partial payment against the 1989 receivable from Unilens. Because of very limited trading in Unilens stock and its extremely low price, we did not assign a cost basis to the shares when we received them. During the three months ended July 31, 2004, we sold our shares and recorded the net proceeds of $157,000 as income.

         At July 31, 2004, cash and cash equivalents were $4,310,000, compared to $1,504,000 at July 31, 2003. Cash provided by operating activities in 2004 was $2,329,000, compared to a net use of cash of $1,605,000 in 2003. The cash provided in the current year principally was the result of receiving a net total of $4,694,000 from the final resolution of the Materna litigation. Cash provided by investing activities was $500,000 in 2004, compared to $222,000 in 2003. The increase was due to collection on the Unilens receivable and proceeds from sales of Unilens stock. Net cash used in financing activities in 2004 was used to pay costs related to our equity financing in excess of the amounts we received from sales of our common stock.

         In addition to fluctuations in the amounts of retained royalties revenues reported, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments.

         FUNDING AND CAPITAL REQUIREMENTS

         On February 25, 2004, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $5 million of our common stock to Fusion Capital over a 20-month period (the "Stock Sale Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. At our option and at any time until 20 days after the termination of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

         Under the terms of the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the "Initial Shares"), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sell the $5 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective.

         Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the "Daily Commitment Amount"). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share up to a maximum of $22,500 if our stock price reaches or exceeds $5.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a "floor" price. The floor price initially was set at $3.00 per share and we may increase or decrease it from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

         Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2006, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with the American Stock Exchange rules, we cannot issue more than 1,248,115 shares of our common stock (including the Commitment Shares) to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

         Through July 31, 2004, we sold 50,938 shares (and issued 1,416 Commitment Shares) of our common stock to Fusion Capital for approximately $200,000. We plan to use the proceeds for general working capital needs.

         In consideration for assisting us in arranging the transaction with Fusion Capital, we agreed to pay our financial advisor a success fee of $250,000 (the "Success Fee," which was 5% of the total potential equity financing from Fusion Capital). We made an initial payment to our advisor of $50,000, with the balance to be paid ratably over 20 months. Through July 31, 2004, we had paid a total of $90,000 of the Success Fee, with the balance recorded in accrued expenses and other liabilities. In addition, we granted the advisor five-year warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares), exercisable immediately, at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004 that was used to determine the number of Commitment Shares). The warrants include piggyback registration rights with respect to the shares to be issued upon exercise of the warrants, meaning that if we file to register any of our common stock, other than a registration relating to our employee benefit plans or certain other exceptions, the advisor may request that we include their shares in the registration, subject to our limiting the amount of shares to be included upon advice from our managing underwriter.

         In addition to the cash Success Fee, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the unpaid balance of the Success Fee ($160,000), the estimated fair value of the Initial Shares ($316,171) and the warrants issued to our financial advisor ($236,465). We have capitalized all of the cash and noncash costs, aggregating $962,559, as deferred financing costs, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Stock Sale Agreement. We currently estimate that we will sell $2 million of common stock to Fusion Capital pursuant to the Stock Sale Agreement and, accordingly, charged $96,257 for amortization against capital in excess of par value in fiscal 2004. The remaining balance of the deferred charges will be amortized against capital in excess of par value as we sell common stock to Fusion Capital in the future.

         Since July 31, 2004 through October 13, 2004, we sold 81,582 shares (and issued 2,126 Commitment Shares) of our common stock to Fusion Capital for approximately $300,000, and amortized approximately $144,000 of deferred charges against capital in excess of par value.

         The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To sustain profitability, we must license technologies with sufficient current and long-term revenue streams, and we must continually add new licenses. However, obtaining rights to new technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors outside our control or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Stock Sale Agreement, and revenues from executing our strategic plan will be sufficient to meet our current and anticipated operating cash requirements at least through fiscal 2006.

Commitments and Contractual Obligations

         At July 31, 2004, our commitments were:

                                                                Payments Due by Period
                                 -------------------------------------------------------------------------------------
At July 31, 2004                                     Less than 1                                          More than 5
Contractual Obligations                 Total               year         1-3 years         3-5 years            years
                                 -------------    ---------------   ---------------    --------------    -------------
Operating lease obligations       $   558,000      $     238,000       $   320,000        $       --        $      --
                                 -------------    ---------------   ---------------    --------------    -------------

                                  $   558,000      $     238,000       $   320,000        $       --       $       --
                                 =============    ===============   ===============    ==============    =============

         Our other commitments are either contingent upon a future event or terminable on ninety days' notice or less.

         CONTINGENCIES

         Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC investigation and civil suit, and with complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Item 3., "Legal Proceedings"). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors' and officers' liability insurance (subject to deductibles).

         We also carry liability insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business.

         Currently, we engage two independent consultants who provide us with business development and evaluation services under contracts that are cancelable on up to thirty (30) days written notice. These contracts include contingencies for potential incentive compensation solely as a percentage of new revenues generated by the consultants' efforts. For the years ended July 31, 2004, 2003 and 2002, we neither accrued nor paid incentive compensation under such contracts since none was earned. In addition, previously we engaged a third party to audit royalties reported by certain of our customers. Pursuant to this agreement, we compensate the third party on a contingency basis solely from any additional royalties resulting from the royalty audit.

         Many of our agreements provide that we apply initial, upfront fees, license fees and/or royalties we receive against amounts that our Clients or we have incurred for patent application, prosecution, issuance and maintenance costs. If we incur such costs, we expense them as we incur them and reduce our expense if we are reimbursed from fees and/or royalties we receive. If the reimbursement belongs to our Client, we record no revenue or expense.

         As of July 31, 2004, CTT and Vector Vision, Inc. ("VVI") have contingent obligations to repay up to $199,569 and $224,127, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds.

         As a result of our financial condition and results at and for the year ended July 31, 2003, the American Stock Exchange ("AMEX") notified us that we did not meet their standards for continued listing on the AMEX, since we had experienced net losses in the prior three years and had less than $4,000,000 shareholders' interest at July 31, 2003. Our financial position and results at and for the year ended July 31, 2004 comply with AMEX standards for continued listing, and we will submit our 2004 financial statements to the AMEX listing qualifications department for their review. We cannot determine when or if the AMEX will lift their review.

         On October 28, 2002, we signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu litigation completely contingent on future receipts from Fujitsu. This contingent obligation was reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date, payable only from future receipts, if any, in a settlement or other favorable outcome of the litigation against Fujitsu. As of July 31, 2004, the aggregate amount that we might pay under this note is approximately $2 million, including interest. We must settle this contingent obligation before we record any revenue from future proceeds related to this litigation.

CRITICAL ACCOUNTING ESTIMATES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on the information available at the time and assumptions we believe are reasonable. By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control. As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them.

         We believe the following significant estimates, assumptions and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

         REVENUE RECOGNITION OF UNILENS SETTLEMENT

         At the time of our October 2003 settlement with Unilens when we agreed to settle all prior claims in exchange for $1,250,000 to be paid over time, we believed that collection of the full amount due us was uncertain, due to Unilens' financial condition at the time and its prior payment history. Therefore, initially we recorded income from this settlement as we received cash from Unilens.

         At July 31, 2004, we evaluated Unilens' financial condition and its history of timely payments under the settlement agreement. Based on Unilens' overall financial position, its cash on hand, its financial results and positive cash flows, we concluded that the remaining balance of our receivable from Unilens was collectible. As a result, we recorded $697,000 in income in the fourth quarter of 2004 to recognize the net present value of the remaining receivable. We used a 10% discount rate to estimate the present value of the payments to be received over time. We believe that this discount rate was appropriate considering that Unilens is paying interest at a rate of approximately 7.5% on a note due to another party that has a first security interest, while we have a subordinate security interest.

         As we receive future payments from Unilens, we will record interest income for the estimated amount of interest imputed. Assuming that Unilens continues to make timely payments, we estimate our aggregate future interest income to be $87,000 spread over 2005 and 2006.

         DEFERRED EQUITY FINANCING COSTS

         In connection with our equity financing agreement with Fusion Capital, we incurred $963,000 of deferred equity financing costs, including $236,000 representing the value of warrants issued to our financial advisor and $316,000 representing the value of shares issued to Fusion Capital to enter into the financing agreement (the "Commitment Shares").

         The warrants were valued using a Black-Scholes valuation model. The model and the assumptions we used are similar to those we use to estimate the value of stock options issued to our directors and employees for disclosure purposes, and we believe that our assumptions were reasonable under the circumstances. In addition, the amortization of the deferred equity financing costs may vary, since it is based on our estimate of the total proceeds we expect to receive from Fusion Capital under the agreement. We will review our estimate of the expected total proceeds and adjust our amortization of deferred financing costs prospectively, if necessary. If our assumptions used to value the warrants or our estimate of the expected total proceeds had been different, then the impact would have been to increase or decrease our total assets, with a corresponding increase or decrease to shareholders' interest. There would have been no impact on our net income. At July 31, 2004, we estimated that the total proceeds will be $2,000,000.

         IMPAIRMENT OF LONG-TERM INVESTMENTS AND INTANGIBLE ASSETS

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

         We apply our impairment policy to our equity investments in privately held companies. We consider the financial health of each investee (including its cash position), its business outlook (including product stage and viability to continue operations), recent funding activities, and business plans (including historical and forecast financial information). Our equity investments are not readily transferable and our opportunities to liquidate them are limited and subject to many factors beyond our control, including circumstances internal to the investee and broader economic conditions.

         We reviewed IPI's 2004 annual report, which indicated that IPI continues to struggle for revenues and profitability. After considering IPI's financial condition and business outlook, we concluded that our investment was impaired, and reduced our carrying value to zero.

         We also apply our impairment policy to all acquired intangible assets. For each Technology, we compare our carrying value with our estimated future retained royalties. If the sum of the estimated future undiscounted cash flows from a Technology is less than our carrying value for that Technology, we record an impairment charge to reduce our carrying value to the estimated fair value of that Technology. In 2004 we revised our estimate of future revenues principally from two automotive Technologies. As a result, we reduced their carrying value to zero and recorded an impairment charge of $52,000. In 2003 we recorded $482,000 of impairment charges related to intangible assets principally due to the uncertainty of future revenues from the ribozyme Technology.

RELATED PARTY TRANSACTIONS

         Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount we pay a director for attending a one-day Board meeting). We classify these amounts as consulting expenses (included in personnel and other direct expenses relating to revenues).

         We incurred charges for consulting services (including expenses and use taxes) provided by one director of $14,000 and $6,000, respectively, in 2004 and 2003, and provided by two directors of $124,000 in 2002. In 2002, a former director, George C. J. Bigar provided $117,000 of the consulting services (which were discontinued in June 2002) related to our investments and potential investments in development-stage companies.

RISK FACTORS

IN THREE OF THE LAST FIVE FISCAL YEARS, WE HAVE EXPERIENCED SIGNIFICANT NET LOSSES.

         The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2004:




                                      2004           2003           2002           2001           2000
                                  -----------    -----------    -----------    -----------    -----------
Net income (loss)                 $ 2,954,529    $(1,935,301)   $(4,016,428)   $(2,500,749)   $ 1,300,937
Net cash flow from:
    Operating activities          $ 2,328,684    $(1,604,910)   $(1,666,360)   $  (246,834)   $   458,295
    Investing activities          $   499,663    $   221,910    $  (464,222)   $  (793,554)   $  (583,280)
    Financing activities          $   (22,962)   $      --      $      --      $  (658,164)   $ 1,342,928
Net increase (decrease) in cash
  and cash equivalents            $ 2,805,385    $(1,383,000)   $(2,130,582)   $(1,698,552)   $ 1,217,943


         We incurred substantial net losses in the three years ending July 31, 2003, principally from expenses related to patent enforcement litigation, which we have since reduced significantly. Fiscal 2003 included nonrecurring, noncash income from a reversal of $1.6 million from accounts payable to our former patent litigation counsel. Through July 31, 2004, we have incurred $563,000 cumulatively for legal fees and other costs related to an investigation and subsequent civil suit filed by the SEC (see Item 3., "Legal Proceedings"). Our insurance carrier has notified us that they will cover losses going forward in the SEC civil suit, according to the terms of our policy. We still are involved in on-going litigation and enforcement, and the costs may be significant. During fiscal 2004, we focused our efforts and resources on increasing revenues to replace revenues from expiring licenses; however, our efforts and resources have not yet increased revenues sufficiently. Also, in February 2004, to improve our financial condition we entered into an equity financing arrangement with Fusion Capital for up to $5 million of cash through sales of our common stock, at our option. Approximately $4.8 million pursuant to this financing remained available at July 31, 2004. Also, we received nonrecurring cash income of $4.7 million and $0.6 million, respectively, (included in revenue and cash flow from operating activities) in 2004 and 2003, from the Materna litigation. At July 31, 2004 we had more than $4.3 million in cash and cash equivalents. However, we cannot assure you that we will continue to achieve the 2004 level of results or that we will not experience substantial losses in the future.

         To achieve profitability, we must successfully license technologies with current and long-term revenue streams substantially greater than our operating expenses. To sustain profitability, we must continually add such licenses. In addition, we must control our costs, including litigation related costs. The time required to reach recurring profitability is highly uncertain and we cannot assure you that we will be able to achieve profitability on a sustained basis, if at all.

         In addition, our future royalty revenues, obtaining rights to new technologies, granting licenses, enforcing intellectual property rights, and profits or losses are subject to many factors outside our control, or that we currently cannot anticipate, including technological changes and developments, economic cycles, and the ability of our licensees to commercialize our technologies successfully. Consequently, we may not be able to generate sufficient revenues to be profitable. Although we cannot assure you that we will be successful in these efforts, we believe that our business plan will sustain us at least through fiscal 2006.

OUR FORMER CHIEF EXECUTIVE OFFICER AND CTT HAVE BEEN NAMED IN A CIVIL SUIT FILED BY THE SEC. UNTIL THIS MATTER IS RESOLVED, OUR STOCK PRICE MAY BE ADVERSELY IMPACTED, OUR OPERATIONS AND EXPENSES MAY BE NEGATIVELY AFFECTED, AND OUR ABILITY TO OBTAIN ANY DEBT FINANCING MAY BE RESTRICTED.

         On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., Frank R. McPike, Jr. (our former Chief Executive Officer), and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, CTT was involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Mr. McPike, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. Further action in this case is pending.

         For further information, see Item 3., "Legal Proceedings."

         Until this matter is resolved, our stock price may be adversely impacted, our operations and expenses may be negatively affected, and our ability to obtain debt financing may be severely restricted.

OUR BY-LAWS PROVIDE THAT WE WILL INDEMNIFY OUR DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS IN CERTAIN CIRCUMSTANCES. WE CARRY DIRECTORS' AND OFFICERS' LIABILITY INSURANCE (SUBJECT TO DEDUCTIBLES) TO REDUCE THESE FINANCIAL OBLIGATIONS.

         Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the civil suit filed by the SEC and with complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Item 3., "Legal Proceedings").

         We seek to limit and reduce our potential financial obligations for indemnification by carrying directors' and officers' liability insurance (subject to deductibles).

WE DERIVED MORE THAN 70% OF OUR RETAINED ROYALTIES IN FISCAL 2004 FROM THREE TECHNOLOGIES.

         We derived approximately $1,485,000, or 71%, of 2004 retained royalties from three technologies: $651,000, or 31%, from the homocysteine assay, $500,000, or 24%, from Ethyol, and $334,000, or 16%, from gallium arsenide patents. In fiscal 2003, we derived approximately 65% of our retained royalties from the same three technologies.

         We expect retained royalties from the homocysteine assay to increase in future years. Our U.S. patent that covers the homocysteine assay expires in July 2007. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and we reached the maximum in calendar 2004, 2003 and 2002. We expect Ethyol retained royalties to continue at their 2004 level for several years. Certain of the gallium arsenide patents are expiring and we expect less retained royalties from gallium arsenide in the future (see below).

         Such a concentration of revenues makes our operations vulnerable to changes in any one of them, and such changes could have a significant adverse impact on our financial position.

CERTAIN OF OUR LICENSED PATENTS HAVE RECENTLY EXPIRED OR WILL EXPIRE IN THE NEAR FUTURE AND WE MAY NOT BE ABLE TO REPLACE THEIR ROYALTY REVENUES.

         In fiscal 2004, we derived retained royalties from licenses on thirty
(30) patented technologies. We expect royalties from sixteen (16) of those patented technologies to expire in the next five years. Those patented technologies represented approximately 62% of our retained royalties in fiscal 2004. Fiscal 2004 retained royalty revenues of approximately $141,000, or 7%, $905,000, or 43%, and $241,000, or 11%, respectively, were from patents expiring in fiscal 2004, 2007 and 2009. The loss of these royalties may adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources. Since it often takes two or more years for a technology to produce significant revenues, we must continuously seek new sources of future revenues.

WE ARE CURRENTLY INVOLVED IN LAWSUITS THAT HAVE HISTORICALLY INVOLVED SIGNIFICANT LEGAL EXPENSES. IF THE COURTS IN THESE SUITS DECIDE AGAINST US, THIS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         For a complete description of these lawsuits, see Item 3., "Legal Proceedings."

SALES OF OUR COMMON STOCK TO FUSION CAPITAL WILL CAUSE DILUTION TO CURRENT STOCKHOLDERS AND FUSION CAPITAL'S RESALE OF THOSE SHARES OF COMMON STOCK COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         In February 2004 we entered into an agreement with Fusion Capital to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period, subject to certain limitations and extensions. The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement fluctuates based on the price of our common stock. The purchase price per share is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. Pursuant to a registration statement filed with the SEC, all shares sold to Fusion Capital are freely tradeable.

         Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that Fusion Capital will resell any shares that they purchase over a period of up to twenty (20) months from the date of the agreement, subject to a six (6) month extension or earlier termination at our discretion. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price at which we might otherwise wish to effect sales.

         There are 1,159,552 shares of our common stock registered for sale by Fusion Capital (excluding 53,138 commitment shares that have been issued Fusion Capital and the additional commitment shares that are issuable to Fusion Capital under the agreement). Through July 31, 2004, we sold 50,938 shares to Fusion Capital. We have the right but not the obligation to sell additional shares to Fusion Capital under the common stock purchase agreement. The remaining 1,108,614 of these registered shares equaled 17.5% of our outstanding shares of common stock at July 31, 2004. In addition to the 53,138 shares that were issued to Fusion Capital as an initial commitment fee, we may issue an additional 35,425 shares to Fusion Capital as we sell shares to Fusion Capital.

         The sale of shares to Fusion Capital may result in significant dilution to the ownership interests of other holders of our common stock. The amount of dilution would be higher if the per share market price of our common stock is lower at the time we sell shares to Fusion Capital, since a lower market price would cause more shares of our common stock to be issued to Fusion Capital for the same proceeds. Subsequent sales of these shares in the open market by Fusion Capital may also have the effect of lowering our stock price, thereby increasing the number of shares issuable to them under the common stock purchase agreement and consequently further diluting our outstanding shares. Although we have the right to reduce or suspend sales to Fusion Capital at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price. Furthermore, the dilution caused by the issuance of shares to Fusion Capital may cause other shareholders to elect to sell their shares of our common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of our common stock due to the shares available for sale by Fusion Capital could refrain from purchases or cause sales or short sales in anticipation of a decline of the market price, which may itself cause the price of our stock to decline.

WE ARE UNDER REVIEW BY THE AMEX FOR DELISTING OUR COMMON STOCK.

         As a result of our financial condition and results at and for the year ended July 31, 2003, the AMEX notified us that we did not meet their standards for continued listing on the AMEX, since we had experienced net losses in the prior three years and had less than $4,000,000 in shareholders' interest at July 31, 2003. Our financial condition and results of operations at and for the year ended July 31, 2004 comply with the AMEX standards for continued listing, and we will submit our 2004 financial statements to the AMEX listing qualifications department for their review. We cannot determine when or if the AMEX will lift their review.

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO UNDERSTAND THE TECHNOLOGY REQUIREMENTS OF OUR CUSTOMERS IN THE CONTEXT OF THEIR MARKETS. IF WE FAIL TO UNDERSTAND THEIR TECHNOLOGY NEEDS OR MARKETS, WE LIMIT OUR ABILITY TO MEET THOSE NEEDS AND TO GENERATE REVENUES.

         We believe that by focusing on the technology needs of our customers, we are better positioned to generate revenues by providing them technology solutions. In this way, the market demands of our customers drive our revenues. The better we understand their markets and requirements, the better we are able to identify and obtain effective technology solutions for our customers. Currently, we rely on our professional staff and contract business development consultants to understand our customers' technical, commercial, and market requirements and constraints and to identify and obtain effective technology solutions for them.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         Our success depends on the knowledge, efforts and abilities of a small number of key personnel. John B. Nano is our President and Chief Executive Officer, Donald J. Freed is our Executive Vice President and Chief Technology Officer, Michael D. Davidson is our Vice President and Chief Financial Officer, and Paul A. Levitsky is our Vice President and General Counsel. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary breadth and depth of experience is intense and we cannot assure you that we will be able to continue to attract and retain qualified personnel. If we were unable to hire and retain highly qualified professionals and consultants, our revenues, prospects, financial condition and future activities could be materially adversely affected.

WE DEPEND ON OUR RELATIONSHIPS WITH INVENTORS TO GAIN ACCESS TO NEW TECHNOLOGIES AND INVENTIONS. IF WE FAIL TO MAINTAIN EXISTING RELATIONSHIPS OR TO DEVELOP NEW RELATIONSHIPS, WE MAY REDUCE THE NUMBER OF TECHNOLOGIES AND INVENTIONS AVAILABLE TO GENERATE REVENUES. IN ADDITION, TECHNOLOGY CAN CHANGE RAPIDLY AND INDUSTRY STANDARDS ARE CONTINUALLY EVOLVING. THIS OFTEN MAKES PRODUCTS OBSOLETE, OR RESULTS IN SHORT PRODUCT LIFECYCLES. OUR PROFITABILITY ALSO DEPENDS ON OUR LICENSEES' ABILITY TO ADAPT TO SUCH CHANGES.

         We do not invent new technologies or products ourselves. We depend on relationships with universities, corporations, governmental agencies, research institutions, inventors, and others to provide us with technology-based opportunities that we can develop into profitable royalty-bearing licenses. Our failure to maintain these relationships or to develop new relationships could adversely affect our business, operating results and financial condition. If we are unable to forge new relationships or to maintain our current relationships, we may be unable to identify new technology-based opportunities and royalty-bearing licenses. We also are dependent on our clients' abilities to introduce new products and adapt to changes in technology and economic needs.

         Further, we cannot be certain that our current or any new relationships will provide the volume or quality of available new technologies necessary to sustain our business. In some cases, universities and other sources of new technologies may compete against us as they seek to develop and commercialize these technologies themselves, or through entities that they develop, finance and/or control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize any resulting inventions. These and other strategies may reduce the number of technology sources (potential clients) to whom we can market our services. If we are unable to secure new sources of technology, it could have a material adverse effect on our business, operating results and financial condition.

WE RECEIVE MOST OF OUR REVENUES FROM CUSTOMERS OVER WHOM WE HAVE NO CONTROL.

         We rely on royalties received from our customers for revenues. The royalties we receive from our customers depend on their efforts and expenditures and we have no control over their efforts or expenditures. Additionally, our customers' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require customers to advise us of problems they may encounter in attempting to develop commercial products and they usually treat such information as confidential. You should expect our customers to encounter problems frequently. Our customers' failure to resolve such problems may result in a material adverse effect on our business, operating results and financial condition.

OUR CUSTOMERS, AND THEREFORE WE, DEPEND ON RECEIVING GOVERNMENT APPROVALS TO EXPLOIT CERTAIN LICENSED PRODUCTS COMMERCIALLY.

         Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies, especially in the life sciences area, and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration ("FDA"). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S.A., and therefore we will not receive royalty income based on U.S. sales of the product.

IF OUR CLIENTS AND WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR LICENSES, OR TO ENFORCE OUR PATENTS ADEQUATELY, WE MAY BE UNABLE TO EXPLOIT SUCH LICENSED PATENTS OR TECHNOLOGIES SUCCESSFULLY.

         Our success in earning revenues from licenses is subject to the risk that issued patents may be declared invalid, that patents may not issue on patent applications, or that competitors may circumvent or infringe our licensed patents and thereby render our licensed patents not commercially viable. In addition, when all patents underlying a license expire, our royalties from that license cease, and there can be no assurance that we will be able to replace those royalties with royalty revenues from new or other licenses.

PATENT LITIGATION HAS INCREASED; IT CAN BE EXPENSIVE AND MAY DELAY OR PREVENT OUR CUSTOMERS' PRODUCTS FROM ENTERING THE MARKET.

         Our clients and/or we may pursue patent infringement litigation or interference proceedings against sellers of products that we believe infringe our patent rights. Holders of conflicting patents or sellers of competing products also may challenge our patents in patent infringement litigation or interference proceedings. For a description of proceedings in which we are currently involved, see Item 3., "Legal Proceedings."

         We cannot assure you that our clients and/or we will be successful in any such litigation or proceeding, and the results and costs of such litigation or proceeding may materially adversely affect our business, operating results and financial condition.

DEVELOPING NEW PRODUCTS, CREATING EFFECTIVE COMMERCIALIZATION STRATEGIES FOR TECHNOLOGIES, AND ENHANCING THOSE PRODUCTS AND STRATEGIES ARE SUBJECT TO INHERENT RISKS. THESE RISKS INCLUDE UNANTICIPATED DELAYS, UNRECOVERABLE EXPENSES, TECHNICAL PROBLEMS OR DIFFICULTIES, AND THE POSSIBILITY THAT DEVELOPMENT FUNDS WILL BE INSUFFICIENT. THE OCCURRENCE OF ANY ONE OR MORE OF THESE RISKS COULD MAKE US ABANDON OR SUBSTANTIALLY CHANGE OUR TECHNOLOGY COMMERCIALIZATION STRATEGY.

         Our success depends on, among other factors, our clients developing new or improved technologies, our customers' products meeting targeted cost and performance objectives for large-scale production, and our customers' ability to adapt technologies to satisfy industry standards, satisfy consumer expectations and needs, and bring their products to market before the market is saturated. They may encounter unanticipated technical or other problems that result in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable and competitive. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from such new products.

STRONG COMPETITION WITHIN OUR INDUSTRY MAY REDUCE OUR CLIENT BASE.

         We compete with universities, law firms, venture capital firms and other technology commercialization firms for technology licensing opportunities. Many organizations offer some aspect of technology transfer services, and some are well established and have more financial and human resources than we do. This market is highly fragmented and participants frequently focus on a specific technology area.

WE HAVE NOT PAID DIVIDENDS AND DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

         We have not paid cash dividends on our common stock since 1981, and we do not expect our Board of Directors to declare or pay cash dividends in the foreseeable future. The decision to pay dividends is solely at the discretion of our Board of Directors based upon factors that they deem relevant.

BEING A PUBLIC COMPANY INCREASES OUR ADMINISTRATIVE COSTS.

         The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by AMEX in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements may significantly increase our legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. These new rules and regulations also may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DESCRIPTION                                                          PAGE

   Reports of Independent Registered Public Accounting Firms       34 - 35

   Consolidated Balance Sheets                                          36

   Consolidated Statements of Operations                                37

   Consolidated Statements of Changes in Shareholders' Interest         38

   Consolidated Statements of Cash Flows                                39

   Notes to Consolidated Financial Statements                      40 - 61

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Competitive Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' interest and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
---------------------
    BDO Seidman, LLP



Valhalla, New York
October 5, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Competitive Technologies, Inc.

In our opinion, the consolidated statements of operations, shareholders' interest and cash flow present fairly, in all material respects, the results of operations and cash flows of Competitive Technologies, Inc. and its Subsidiaries (the "Company") for the year ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
------------------------------
Stamford, Connecticut
October 28, 2002

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets





                                                              July 31,       July 31,
                                                                2004           2003
                                                            ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  4,309,680    $  1,504,295
  Receivables                                                    829,996         957,275
  Prepaid expenses and other current assets                      209,154         275,019
                                                            ------------    ------------
    Total current assets                                       5,348,830       2,736,589

Deferred equity financing costs, net                             866,302            --
Non-current receivable, net                                      394,133            --
Intangible assets acquired, net                                   52,150         142,722
Property and equipment, net                                       19,392          29,834
Investments, net                                                    --            43,356
                                                            ------------    ------------
                                                            $  6,680,807    $  2,952,501
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Accounts payable                                          $    162,913    $    501,655
  Accrued expenses and other liabilities                       1,579,376       1,281,419
                                                            ------------    ------------
    Total current liabilities                                  1,742,289       1,783,074
                                                            ------------    ------------
Commitments and contingencies                                       --              --
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920                       60,675          60,675
    shares authorized, 2,427 shares
    issued and outstanding
  Common stock, $.01 par value, 20,000,000                        63,492          62,013
    shares authorized, 6,349,189 and
    6,201,345 shares issued and outstanding, respectively
  Capital in excess of par value                              27,560,312      26,747,229
  Accumulated deficit                                        (22,745,961)    (25,700,490)
                                                            ------------    ------------

    Total shareholders' interest                               4,938,518       1,169,427
                                                            ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                            $  6,680,807    $  2,952,501
                                                            ============    ============

                       See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations




                                                        Year ended July 31,
                                            ----------------------------------------
                                               2004           2003          2002
                                            -----------    -----------   -----------

Revenues
Retained royalties                          $ 2,110,711   $ 2,692,933    $ 2,570,931
Royalty settlements and awards                4,338,836       561,238           --
Settlement with Unilens, net                  1,202,751          --             --
Interest income, net                            369,356        65,385           --
Other income                                       --            --           25,000
                                            -----------   -----------    -----------
                                              8,021,654     3,319,556      2,595,931
                                            -----------   -----------    -----------
Expenses
Personnel and other direct expenses
  relating to revenues                        3,367,496     3,417,909      2,241,439
General and administrative expenses           1,552,753     2,050,652      1,501,287
Patent enforcement expenses, net of
  reimbursements                                107,356       425,790      2,132,090
Impairment losses on investments                 39,520       943,951        810,326
Other expense, net                                 --            --          (72,783)
Reversal of accounts payable exchanged
  for contingent note payable                      --      (1,583,445)          --
                                            -----------   -----------    -----------
                                              5,067,125     5,254,857      6,612,359
                                            -----------   -----------    -----------
Income (loss) before income taxes             2,954,529    (1,935,301)    (4,016,428)
Provision for (benefit from) income taxes          --            --             --
                                            -----------   -----------    -----------
Net income (loss)                           $ 2,954,529   $(1,935,301)   $(4,016,428)
                                            ===========   ===========    ===========

Net income (loss) per common share:
  Basic                                     $      0.47   $     (0.31)   $     (0.65)
                                            ===========   ===========    ===========
  Assuming dilution                         $      0.46   $     (0.31)   $     (0.65)
                                            ===========   ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                       6,247,588     6,182,657      6,148,022
  Assuming dilution                           6,456,860     6,182,657      6,148,022

              See accompanying notes



                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Interest
                For the years ended July 31, 2004, 2003 and 2002




                                           Preferred Stock               Common Stock
                                       --------------------------  --------------------------

                                             Shares                      Shares                         Capital
                                         issued and                  issued and                    in excess of
                                        outstanding       Amount    outstanding       Amount          par value
                                       -------------  -----------  -------------  -----------   ----------------
Balance - July 31, 2001                       2,427     $ 60,675      6,190,785     $ 61,907       $ 26,975,178

Stock issued under 1996 Directors'
  Stock Participation Plan                        -            -              -            -            (81,891)
Net loss                                          -            -              -            -                  -
                                       -------------  -----------  -------------  -----------   ----------------
Balance - July 31, 2002                       2,427       60,675      6,190,785       61,907         26,893,287

Stock issued under 1996 Directors'
  Stock Participation Plan                        -            -         10,560          106              1,814
Stock issued under 401(k) Plan                    -            -              -            -           (147,872)
Net loss                                          -            -              -            -                  -
                                       -------------  -----------  -------------  -----------   ----------------
Balance - July 31, 2003                       2,427       60,675      6,201,345       62,013         26,747,229

Exercise of common stock options                  -            -         12,850          129             26,829
Stock issued under 1996
   Directors' Stock Participation Plan            -            -         12,500          125             31,125
Stock issued under 401(k) Plan                    -            -         17,002          170             99,803
Commitment shares issued in
   equity financing                               -            -         53,138          531            315,640
Sales and issuances of stock in
   equity financing                               -            -         52,354          524            199,478
Amortization of deferred equity
   financing costs                                -            -              -            -            (96,257)
Warrants granted to advisor as
   fee for equity financing                       -            -              -            -            236,465

Net income                                        -            -              -            -                  -
                                       -------------  -----------  -------------  -----------   ----------------
Balance - July 31, 2004                       2,427     $ 60,675      6,349,189     $ 63,492       $ 27,560,312
                                       =============  ===========  =============  ===========   ================
        See accompanying notes






                                               Treasury Stock
                                        ---------------------------                              Total
                                             Shares                       Accumulated    Shareholders'
                                             held         Amount            Deficit         Interest
                                        ------------  -------------  -----------------  ---------------
Balance - July 31, 2001                     (51,434)    $ (381,253)     $ (19,748,761)     $ 6,967,746

Stock issued under 1996 Directors'
  Stock Participation Plan                   15,000        123,216                  -           41,325
Net loss                                          -              -         (4,016,428)      (4,016,428)
                                        ------------  -------------  -----------------  ---------------
Balance - July 31, 2002                     (36,434)      (258,037)       (23,765,189)       2,992,643

Stock issued under 1996 Directors'
  Stock Participation Plan                    4,440         30,181                  -           32,101
Stock issued under 401(k) Plan               31,994        227,856                  -           79,984
Net loss                                          -              -         (1,935,301)      (1,935,301)
                                        ------------  -------------  -----------------  ---------------
Balance - July 31, 2003                           -              -        (25,700,490)       1,169,427

Exercise of common stock options                  -              -                  -           26,958
Stock issued under 1996
   Directors' Stock Participation Plan            -              -                  -           31,250
Stock issued under 401(k) Plan                    -              -                  -           99,973
Commitment shares issued in
   equity financing                               -              -                  -          316,171
Sales and issuances of stock in
   equity financing                               -              -                  -          200,002
Amortization of deferred equity
   financing costs                                -              -                  -          (96,257)
Warrants granted to advisor as
   fee for equity financing                       -              -                  -          236,465


Net income                                        -              -          2,954,529        2,954,529
                                        ------------  -------------  -----------------  ---------------
Balance - July 31, 2004                           -            $ -      $ (22,745,961)      $4,938,518
                                        ============  =============  =================  ===============
        See accompanying notes



                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                    Year ended July 31,
                                                         ----------------------------------------
                                                             2004           2003           2002
                                                          ----------    -----------     ---------
Cash flows from operating activities:
Net income (loss)                                        $ 2,954,529    $(1,935,301)   $(4,016,428)
 Noncash and other expenses (income)
    included in net income (loss):
      Depreciation and amortization                           58,738        187,787        193,775
      Stock compensation accrued                             131,250        123,350        121,325
      Collection on Unilens receivable and sale of
        Unilens stock, net                                  (505,905)          --             --
      Recognition of Unilens receivable                     (696,846)          --             --
      Reversal of accounts payable exchanged
        for contingent note payable                             --       (1,583,445)          --
      Impairment charges                                      91,498      1,425,887        966,406
      Other                                                     --              311          1,312
 (Increase) decrease in current assets:
      Receivables                                            484,344        242,208      1,604,391
      Prepaid expenses and other current
        assets                                                66,243        (13,821)      (191,154)
 Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses                 (255,167)       (51,886)      (345,987)
        and other liabilities
                                                         -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                                     2,328,684     (1,604,910)    (1,666,360)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                         (9,702)       (16,467)       (30,986)
  Purchase of intangible assets                                 --          (50,000)          --
  Collection on Unilens receivable, net                      348,550           --             --
  Proceeds from sales of Unilens and other investments       160,815         88,377           --
  Advances from (to) E.L. Specialists, Inc.                     --          200,000       (306,300)
  Investments in cost-method affiliates                         --             --         (100,000)
  Other                                                         --             --          (26,936)
                                                         -----------    -----------    -----------
Net cash provided by (used in) investing activities          499,663        221,910       (464,222)
                                                         -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     26,958           --             --
  Proceeds from sales of common stock                        200,002           --             --
  Deferred equity financing costs paid                      (249,922)          --             --
                                                         -----------    -----------    -----------
Net cash used in financing activities                        (22,962)          --             --
                                                         -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents       2,805,385     (1,383,000)    (2,130,582)
Cash and cash equivalents at beginning of year             1,504,295      2,887,295      5,017,877
                                                         -----------    -----------    -----------
Cash and cash equivalents at end of year                 $ 4,309,680    $ 1,504,295    $ 2,887,295
                                                         ===========    ===========    ===========
                   See accompanying notes


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       BUSINESS AND BASIS OF PRESENTATION

         Competitive Technologies, Inc. ("CTT") and its majority owned subsidiaries (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, digital, physical, and nano (microscopic particles) science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients' technologies.

         The consolidated financial statements include the accounts of CTT and its subsidiaries. CTT's principal majority-owned subsidiaries are University Optical Products Co. ("UOP") and Vector Vision, Inc. ("VVI"). Intercompany accounts and transactions have been eliminated in consolidation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from our estimates, and the differences could be significant.

REVENUE RECOGNITION

         RETAINED ROYALTIES

         We earn revenues primarily from patent and technology license and royalty fees. In most cases, we obtain or license the rights to an invention, patent or intellectual property (collectively, the "Technology") from a university, inventor, owner and/or assignee of the Technology (collectively, "Clients"), and then license or sublicense our rights to our customers, who either commercialize or further test and develop the Technology. Generally, the agreements we enter into with our Clients and customers are for the duration of the Technology life, which usually is determined by applicable patent law. Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, we record revenues for our portion and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients' shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive milestone payments based on research progress or subsequent sublicense or joint venture proceeds. We receive future royalty payments based on our customers' sales of the Technology, and, under certain of our sublicense or license arrangements, we receive an upfront fee. In certain cases we may waive the first year royalty fee in consideration for the upfront fee. Often we apply the upfront fee or initial royalty fees to reimburse our Client's and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, not as revenue. If the reimbursement belongs to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

         We stipulate the terms of our licensing arrangements in separate written agreements with our Clients and with our customers. Generally we enter into single element arrangements with our customers, under which we have no significant obligations after executing the agreements. We usually have a right to audit reported revenues as part of our agreements with our customers. Retained royalties earned are of the following types:

         NONREFUNDABLE, UPFRONT FEES

                  Unless we pay the upfront fee to our Clients to reimburse them for patent prosecution and/or maintenance costs, we recognize our share of nonrefundable, upfront license fees received as revenue upon execution of a license or sublicense agreement and collection of the upfront fee from our customers since, upon the occurrence of these two events, we have an arrangement with our customer, delivery is complete, collection of the fee has occurred and we have no continuing obligations.

         ROYALTY FEES

                  Although the royalty rate is fixed in the license agreement, the amount of royalties earned is contingent upon our customer's usage of our Technology. Thus, the amount of royalties we earn in each reporting period is contingent on the outcome of events that are not within our control, and is not directly tied to services that we provide. We determine the amount of royalty fee revenue to record when we can estimate the amount of royalty fees that we have earned for a period, which occurs when we receive periodic royalty reports from our customers listing sales of licensed products and royalties earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

                  In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements (described above), we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on the verifiable objective evidence available. We also may have milestone billing arrangements. We evaluate milestone billing arrangements on a case by case basis, recording revenues under the milestone payment method, whereby we recognize nonrefundable, upfront fees ratably over the entire arrangement and milestone payments as we achieve the specified milestone. Currently, we do not have any multiple element or milestone billing arrangements, though we have had such arrangements in the past and could have such arrangements in the future.

                  Retained royalties from foreign licensees include $519,622, $657,194, and $878,894, respectively, for 2004, 2003 and 2002, including $247,000, $351,000 and $595,000, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $397,000, $486,000 and $730,000, respectively, in 2004, 2003 and
         2002.

         ROYALTY SETTLEMENTS AND AWARDS

         We earn non-recurring revenues from royalty settlements and awards, principally from litigation awards that relate to patent infringement actions filed on behalf of our Clients and/or us. Patent infringement litigation cases occur generally when a customer or another party either challenges the legal standing of our Clients' or our Technology rights or simply ignores our rights. These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our Clients, by us, or shared. We share royalty settlements and awards in accordance with the agreements we have with our Clients, usually after reimbursing each party for their related legal expenses. We recognize royalty settlement revenue when our rights to litigation awards related to our patent and license rights are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash (from the adverse party or by sale of our rights to another party without recourse) and we have no obligation or are very unlikely to be obligated to repay such collected amounts.

         Litigation awards in patent infringement cases usually include an amount for interest, as determined by the court, and payable through the date the judgment is paid. The court awards interest to recognize the fact that we were entitled to the income at a prior date but did not receive it at the time it was due. An amount for interest also may be included in settlements with customers. We record interest as interest income generally when we receive it.

         Unless otherwise specified, we record all other revenues as we earn them.

CONCENTRATION OF REVENUES

         Approximately $1,485,000, or 71%, of 2004 retained royalties was derived from three technologies: $651,000 or 31%, from the homocysteine assay, $500,000 or 24%, from Ethyol(TM) (an agent that reduces certain side effects of chemotherapy), and $334,000 or 16%, from gallium arsenide patents (used to improve semiconductor operating characteristics). In 2003, we derived approximately 65% of our retained royalties from the same three technologies.

         The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine are a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically and it is becoming a regular part of medical exams. Our U.S. patent that covers this assay expires in July 2007. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and we reached the maximum in calendar 2004, 2003 and 2002. The gallium arsenide patents began expiring in 2001 and expire through September 2006. As a result, we expect less retained royalties from gallium arsenide in the future.

         Certain of our other patents have expired recently or will soon expire. Fiscal 2004 retained royalties of approximately $141,000 or 7%, $905,000 or 43%, and $241,000 or 11%, respectively, were from patents expiring in fiscal 2004, 2007 and 2009. We seek to replace revenues from expiring patents with revenues from new technologies.

         Our royalty revenues derive from our patent rights to various technologies. Although patents may be declared invalid, may not issue on patent applications, or may be rendered uncommercial by new or alternative technologies, we are not currently aware of any such circumstances specific to our portfolio of licensed technologies. In addition, licensees may not develop products incorporating our patented technologies, or they may be unsuccessful in obtaining governmental approvals required to sell such products. In such cases, except for minimum fees provided in certain license agreements, we generally would not earn any royalty revenues.

EXPENSES

         We recognize expenses related to evaluating, patenting and licensing inventions and enforcing intellectual property rights in the period incurred.

         Personnel and other direct expenses relating to revenues include employee salaries and benefits, marketing and consulting expenses related to technologies and specific revenue initiatives, domestic and foreign patent legal filing, prosecution and maintenance expenses, net of reimbursements, amortization and impairment of intangible assets acquired, and commissions and other direct costs relating to revenue. Costs of independent contractors who assist us in licensing specific technologies also are included in personnel and other direct expenses, as are costs of royalty audits.

         General and administrative expenses include directors' fees and expenses, expenses related to being a publicly held company, professional service expenses (financing, audit and legal, except for patent related legal), rent and other general business and operating expenses.

         Patent enforcement expenses, net of reimbursements, include direct costs (except personnel related) incurred to enforce our patent rights. In certain instances we recover reimbursement of amounts previously expensed from future revenues received. We record our reimbursement as a reduction of expense in the period in which we recover it.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less an allowance for depreciation. Expenditures for normal maintenance and repair are charged to expense as incurred. The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives (3 to 5 years for equipment) or the terms of the related lease for leasehold improvements. The cost and related accumulated depreciation or amortization of property and equipment are removed from the accounts upon retirement or other disposition, and any resulting gain or loss is reflected in earnings.

INTANGIBLE ASSETS ACQUIRED

         Intangible assets acquired comprise certain licenses and patented technologies acquired in 1996 and 2003 and are stated at the lower of cost or estimated fair value. We amortize that value on a straight-line basis over the estimated remaining lives of the assets.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS ACQUIRED

         We review our long-lived and intangible assets acquired for impairment to determine if the carrying amount of the asset is recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss that is measured by the amount that the carrying value of the asset exceeds its estimated fair value. If a quoted market price is available for the asset or a similar asset, we use it in determining the estimated fair value. We also re-evaluate the remaining useful life of the asset and adjust the useful life accordingly.

DEFERRED EQUITY FINANCING COSTS

         We capitalized and deferred the costs we incurred in connection with our equity financing. We amortize the deferred equity costs to capital in excess of par value on a pro rata basis based on the ratio of the proceeds received on the sale compared to our estimate of the total proceeds we expect to receive over the life of the equity financing. We adjust our amortization prospectively if we change our estimate of the total proceeds we expect to receive over the life of the equity financing.

INCOME TAXES

         We use the liability method to account for income taxes. We recognize deferred income taxes for the future income tax consequences of differences between the income tax bases of assets and liabilities and their financial reporting bases at each balance sheet date. We base the amount of deferred income taxes recorded on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect our taxable income. We establish valuation allowances against deferred income tax assets to reduce their carrying values to the amount that we estimate we are more likely than not to realize. The provision for income taxes is the estimated amount of income tax payable for the year and the change during the year in deferred tax assets and liabilities.

NET INCOME (LOSS) PER SHARE

         We calculate basic earnings per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Earnings per share assuming dilution is calculated giving effect to all potentially dilutive securities outstanding during the period.

STOCK-BASED COMPENSATION

         We have elected to account for stock-based compensation following the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, we have not recorded any compensation expense for any period presented for options granted pursuant to our employee and directors stock option plans, since the exercise prices of all options granted under those plans were at least equal to the fair market value of our common stock on the grant date.

         Pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," we are required to disclose the fair value, as defined therein, and the related pro forma compensation expense of option grants under our stock option plans. The following reconciles our reported results to the pro forma results if we had used a fair value method to record compensation expense for stock options granted:



                                                            For the years ended July 31,
                                               -------------------------------------------------------
                                                     2004                2003                2002
                                               ---------------   -------------------   ---------------
Net income (loss), as reported                $      2,954,529   $        (1,935,301)   $  (4,016,428)
Deduct:  Pro forma compensation expense for
    stock options issued using a fair value
    method, net of related tax effects
                                                      (326,625)             (222,855)        (135,373)
                                              ----------------   -------------------    -------------

Pro forma net income (loss)                   $      2,627,904   $        (2,158,156)   $  (4,151,801)
                                              ================   ===================    =============
Basic income (loss) per share:
    As reported                               $           0.47   $             (0.31)   $       (0.65)
                                              ================   ===================    =============
    Pro forma                                 $           0.42   $             (0.35)   $       (0.68)
                                              ================   ===================    =============
Income (loss) per share, assuming dilution:
    As reported                               $           0.46   $             (0.31)   $       (0.65)
                                              ================   ===================    =============
    Pro forma                                 $           0.41   $             (0.35)   $       (0.68)
                                              ================   ===================    =============

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:


                                                         For the years ended July 31,
                                               --------------------------------------
                                                    2004           2003         2002
                                               ----------     ----------    ---------
Dividend yield                                      0.0%           0.0%         0.0%

Expected volatility                                82.2%          78.8%        79.1%

Risk-free interest rates                            2.5%           3.8%         4.1%

Expected lives                                   3 years        4 years      3 years

Weighted average fair value per share of
  options issued during the year:
         At market                             $    1.36      $    0.72     $   2.89
         Above market                          $      --      $      --     $   0.27

         The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

SUPPLEMENTAL CASH FLOW INFORMATION

         Noncash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In fiscal year 2004, our noncash investing activities included the recognition of the Unilens receivable for $696,846, with credits to income and accrued expenses and other liabilities. Our noncash financing activities included $712,636, representing the unpaid fee to our financial advisor and the estimated fair value of our common stock and warrants issued pursuant to our equity financing, and $131,223 of stock issued under our stock compensation plans. We charged the estimated value of the stock and warrants issued pursuant to our equity financing to deferred equity financing costs, and credited capital in excess of par value.

RECLASSIFICATIONS

         Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, we have revised our Consolidated Statements of Operations to a single step presentation for all years presented. Under this presentation, all income is presented in revenues and all expense is presented in expenses and deducted from revenues. We revised our definition of cash equivalents to include all highly liquid investments, and this definition now includes accounts previously classified as short-term investments.


3.       FINAL RESOLUTION OF MATERNA(TM) LITIGATION AND REVENUE RECOGNITION

         On April 19, 2004, the U.S. Supreme Court denied Wyeth's (defendant) petition for a writ of certiorari (petition requesting the high court to review an appeal) in the Materna litigation, upholding the original judgment of the lower court in favor of the plaintiffs. The petition was Wyeth's final avenue of appeal in the case, and the denial finalized this case. On the same day, a bond previously posted by the defendant was released to all parties, and the judgment and award were satisfied. The aggregate net revenue we recorded from this case in 2004 and 2003 was $5.3 million, including interest. Our total share of the final award, including amounts we sold without recourse, would have been $6.3 million.

         The University of Colorado Foundation, Inc., the University of Colorado, the Board of Regents of the University of Colorado, Robert H. Allen and Paul A. Seligman, plaintiffs, previously filed the lawsuit against the defendant, American Cyanamid Company (now a subsidiary of Wyeth), in the United States District Court for the District of Colorado. The case involved a claim of patent infringement relating to a reformulation of Materna, a prenatal vitamin compound sold by the defendant. While we were not a direct party to the case, we had a contract with the University of Colorado to license University of Colorado inventions to third parties. As a result of this contract, we were entitled to share 18.2% of any damages awarded to the University of Colorado, after deducting their expenses relating to the suit.

         On July 7, 2000, the District Court concluded that Robert H. Allen and Paul A. Seligman were the sole inventors of the Materna reformulation and that the defendant was liable on the plaintiffs' claims for fraud and unjust enrichment. On August 13, 2002, the District Court judge awarded the plaintiffs damages of approximately $54 million, plus interest from January 1, 2002. Wyeth appealed the judgment to the U.S. Court of Appeals for the Federal Circuit ("CAFC"), but the CAFC affirmed the judgment and denied Wyeth's subsequent request for a rehearing.

         Upon the final resolution of the case, we received approximately $3,858,000, which was our remaining portion of the court award. From our proceeds we paid one of our shareholders $312,500, plus a nominal amount for interest, to satisfy a non-recourse sale and assignment of a portion of our award to the shareholder for $250,000 in cash. The sale had occurred earlier in the fiscal year. We recorded as revenue the net remaining proceeds, $3,543,774 in revenue settlements and awards and interest income, net. In order to raise cash, in 2004 we previously sold $1,125,000 of our award on a non-recourse basis to LawFinance Group, Inc. ("LFG") for $900,000 in cash. Revenue recorded in 2004 aggregated $4,693,774, with $4,338,836 recorded in royalty settlements and awards and the remaining $354,938 recorded as interest income, net.

         In fiscal year 2003, we sold $1,290,000 of our award on a non-recourse basis to LFG for $600,000 in cash and recorded $561,238 as revenue in royalty settlements and awards and $38,762 in interest income, net.


4.       EQUITY FINANCING

         On February 25, 2004, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $5 million of our common stock to Fusion Capital over a 20-month period (the "Stock Sale Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. At our option and at any time until 20 days after the termination of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

         Under the terms of the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the "Initial Shares"), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sell the $5 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective.

         Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the "Daily Commitment Amount"). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share up to a maximum of $22,500 if our stock price reaches or exceeds $5.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a "floor" price. The floor price initially was set at $3.00 per share and we may increase or decrease it from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

         Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2006, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with the American Stock Exchange rules, we cannot issue more than 1,248,115 shares of our common stock (including the Commitment Shares) to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

         Through July 31, 2004, we sold 50,938 shares (and issued 1,416 Commitment Shares) of our common stock to Fusion Capital for approximately $200,000. We plan to use the proceeds for general working capital needs.

         In consideration for assisting us in arranging the transaction with Fusion Capital, we agreed to pay our financial advisor a success fee of $250,000 (the "Success Fee," which was 5% of the total potential equity financing from Fusion Capital). We made an initial payment to our advisor of $50,000, with the balance to be paid ratably over 20 months. Through July 31, 2004, we had paid a total of $90,000 of the Success Fee, with the balance recorded in accrued expenses and other liabilities. In addition, we granted the advisor five-year warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares), exercisable immediately, at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004 that was used to determine the number of Commitment Shares). The warrants include piggyback registration rights with respect to the shares to be issued upon exercise of the warrants, meaning that if we file to register any of our common stock, other than a registration relating to our employee benefit plans or certain other exceptions, the advisor may request that we include their shares in the registration, subject to our limiting the amount of shares to be included upon advice from our managing underwriter.

         In addition to the cash Success Fee, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the unpaid balance of the Success Fee ($160,000), the estimated fair value of the Initial Shares ($316,171) and the warrants issued to our financial advisor ($236,465). We have capitalized all of the cash and noncash costs, aggregating $962,559, as deferred financing costs and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Stock Sale Agreement. We currently estimate that we will sell $2 million of common stock to Fusion Capital pursuant to the Stock Sale Agreement and, accordingly, charged $96,257 for amortization against capital in excess of par value in fiscal 2004. The remaining balance of the deferred charges will be amortized against capital in excess of par value as we sell common stock to Fusion Capital in the future.

         Since July 31, 2004 through October 13, 2004, we sold 81,582 shares (and issued 2,126 Commitment Shares) of our common stock to Fusion Capital for $300,006, and amortized $144,387 of deferred charges against capital in excess of par value.


5.       SETTLEMENT WITH UNILENS AND STOCK SALE

         In 1989 we sold certain assets of UOP to Unilens Corp. USA ("Unilens") for $6 million, including a $5.5 million installment receivable. Due to uncertainties related to collection of the installment receivable, we previously wrote off the entire balance of the installment receivable.

         In July 2003 we resumed collection efforts with respect to the installment receivable from Unilens. In October 2003 we reached an agreement to settle all prior claims and to terminate all prior agreements between Unilens and us. Unilens agreed to pay us an aggregate total of $1,250,000, with $100,000 paid to us in October 2003 on execution of the agreement, and the remaining balance payable in quarterly installments on March 31, June 30, September 30 and December 31 of the greater of $100,000 or an amount equal to 50% of royalties received by Unilens from a certain licensee. As collateral for payment of the settlement, Unilens granted us a subordinate security interest in all Unilens' real and personal property.

         During fiscal 2004, we received gross cash from Unilens of $411,861 and recorded income, net of certain related expenses and obligations, of $348,550 from this settlement. At July 31, 2004, Unilens owed $838,140 on the receivable.

         At July 31, 2004, we evaluated Unilens' financial condition and determined that our remaining receivable was collectible. As a result, we recorded an asset of $751,197 (with $357,064 current and $394,133 noncurrent) representing the net present value of the gross amount of the receivable and recorded a credit (income) of $696,846, representing our share of the receivable. We estimated the net present value of the receivable using a 10% discount factor. The difference between the asset and the income recorded, which represents amounts due to other parties, was recorded as a liability in accrued expenses and other liabilities. We will record interest income on the receivable as we receive installment payments from Unilens.

         We previously received 135,000 shares of Unilens stock as partial payment against the 1989 installment receivable from Unilens. Because of very limited trading in Unilens stock and its extremely low price, we did not assign a cost basis to the shares when we received them. During the three months ended July 31, 2004, we sold our shares and recorded the net proceeds of $157,355 as income.

6.       RECEIVABLES

         Receivables consist of the following:

                                                                                         JULY 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Royalties                                                                  $              453,138     $              905,654
Current portion of Unilens receivable, net                                                357,064                          -
Other                                                                                      19,794                     51,621
                                                                          ------------------------   ------------------------
Receivables                                                                $              829,996     $              957,275
                                                                          ========================   ========================


7.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following:

                                                                                         JULY 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------

Prepaid insurance                                                          $              170,234     $              184,950
Other prepaid expenses and other current assets                                            38,920                     90,069
                                                                          ------------------------   ------------------------
Prepaid expenses and other current assets                                  $              209,154     $              275,019
                                                                          ========================   ========================

8.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following:
                                                                                         JULY 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Equipment and furnishings                                                  $              179,862     $              170,160
Leasehold improvements                                                                     59,860                     59,860
                                                                          ------------------------   ------------------------
                                                                                          239,722                    230,020
Accumulated depreciation and amortization                                                (220,330)                  (200,186)
                                                                          ------------------------   ------------------------
Property and equipment, net                                                $               19,392     $               29,834
                                                                          ========================   ========================

         Depreciation expense was $20,144, $29,510 and $55,103, respectively, in 2004, 2003 and 2002.

9.       INVESTMENTS, NET

         At July 31, 2004, we owned the following significant investments:


                                                           Number of                                  Carrying
                                                            shares                Type                 value
                                                        ----------------    -----------------    -----------------
NTRU Cryptosystems, Inc. ("NTRU")                             3,129,509        Common stock       $           --
MelanoTan Corporation ("MelanoTan")                             378,000        Common stock       $           --

         In prior years, we acquired a total of 3,129,509 shares of NTRU common stock (and certain preferred stock that later was redeemed), in exchange for cash and reducing our future royalty percentage on sales of NTRU's products. We recorded the estimated fair value of the shares and accounted for our investment on a cost basis. NTRU is a privately held company and there is no active public market for its shares. NTRU sells encryption software for security purposes principally in wireless markets.

         In fiscal year 2003, in connection with NTRU's recapitalization, we reviewed our estimate of the fair value of our NTRU investment and determined that it was impaired. We recorded a net impairment charge of $943,640 to reduce its carrying value to zero. We continue to own the shares, and one of our directors currently participates on NTRU's Board of Directors.

         We purchased the shares of MelanoTan stock (approximately 20.9%) for a nominal amount. In a separate transaction, we licensed to MelanoTan certain rights relating to a sunless tanning technology that we own. The technology may prevent or lessen skin cancer caused by unprotected sun exposure. MelanoTan sublicensed the rights to EpiTan Limited (Australia) ("EpiTan") and received 15,165,415 shares of EpiTan common stock, which is traded on the Australian Stock Exchange (MelanoTan has no operations of its own). EpiTan is in the process of testing the technology to determine its effectiveness. In October 2004, MelanoTan announced that it would distribute 6 million of its shares of EpiTan to its shareholders and that it sold 6 million shares of EpiTan in a private placement, using the proceeds principally to pay certain income tax liabilities of MelanoTan. We will retain 500,938 shares from the distribution. After the sale and distribution, MelanoTan will continue to own 3,165,415 shares of EpiTan.

         Through a series of bridge financing agreements made in 2001 and 2002, we had loaned and advanced $1,056,300 to E. L. Specialists, Inc. ("ELS"). In fiscal year 2002, we reviewed ELS' financial position, determined that collection of the loan was uncertain, and recorded an impairment loss of $781,924. In early fiscal year 2003, we sold all our interests related to ELS for $200,000, its remaining carrying value.

         In fiscal year 2002, we also recognized an impairment loss of $50,000 on another investment and a recovery of $21,598 on our investment in and advances to Micro-ASI, Inc. that was written off in 2001. The effect on fiscal 2002 of all these transactions was a net loss of $810,326.

10.      INTANGIBLE ASSETS ACQUIRED, NET

         Intangible assets acquired, net, consist of the following:

                                                                                      July 31,                     July 31,
                                                                                          2004                         2003
                                                                     --------------------------     ------------------------
Intangible assets acquired, principally licenses and patented
   technologies, at cost, net of impairment charges                      $          1,152,842          $         1,204,820
Accumulated amortization                                                           (1,100,692)                  (1,062,098)
                                                                     --------------------------     ------------------------
Intangible assets acquired, net                                          $             52,150          $           142,722
                                                                     ==========================     ========================

         Certain of our acquired licenses no longer produce revenues and we no longer expect certain of our acquired patents to generate revenues in the future. As a result, we recorded impairment charges of $51,978 and $482,247, respectively, in 2004 and 2003, in personnel and other direct expenses relating to revenues. We also reviewed and adjusted the amortization period after each impairment charge to the weighted average life of the remaining technologies, which was 3.8 years at July 31, 2004.

         Amortization expense was $38,594, $158,277 and $138,672 in 2004, 2003 and 2002, respectively. We expect annual amortization expense to be approximately $14,000 in fiscal years 2005 - 2007, and approximately $11,000 in fiscal year 2008.


11.      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                                                         July 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Royalties payable                                                          $              625,908     $              854,616
Accrued professional fees                                                                 294,100                    156,840
Accrued compensation                                                                      534,945                    217,952
Other                                                                                     124,423                     52,011
                                                                          ------------------------   ------------------------
Accrued expenses and other liabilities                                     $            1,579,376    $             1,281,419
                                                                          ========================   ========================

12.      INCOME TAXES

         We did not record an income tax provision in 2004 since we incurred a substantial net operating loss for income tax purposes. This was due principally to the Unilens receivable that had no basis for book purposes but was fully valued for income tax purposes. As a result, the settlement with Unilens in October 2003 generated a significant loss on an income tax basis and income of $1,045,395 on a book basis. In 2003 and 2002, respectively, we did not record any income tax benefit since we incurred losses and could not conclude that utilization of the income tax benefit was more likely than not to be realized. Therefore, we provided a full valuation allowance against net deferred tax assets generated in those years.

         Net deferred tax assets consist of the following:

                                                                                    July 31,                        July 31,
                                                                                        2004                            2003
                                                                   --------------------------     ---------------------------
Net operating loss carryforwards                                    $            3,865,000         $              3,512,000
Net capital loss carryforwards                                                     550,000                          567,000
Installment receivable from sale of discontinued operation                           2,000                          341,000
Impairment of investments                                                          368,000                          380,000
Other, net                                                                         207,000                          271,000
                                                                   --------------------------     ---------------------------
    Deferred tax assets                                                          4,992,000                        5,071,000
Valuation allowance                                                             (4,992,000)                      (5,071,000)
                                                                   --------------------------     ---------------------------

Net deferred tax assets                                             $                    --        $                      --
                                                                   ==========================     ===========================

         At July 31, 2004, we had aggregate Federal net operating loss carryforwards of approximately $10,748,000, which expire at various times through 2024, with the majority of them expiring after 2011. We also have state net operating loss carryforwards.

         Changes in the valuation allowance were as follows:



                                                                      For the years ended July 31,
                                                   --------------------------------------------------------------------
                                                                 2004                   2003                      2002
                                                   -------------------     ------------------     ---------------------
Balance, beginning of year                           $      5,071,000       $      5,842,000       $        5,613,000
Change in temporary differences                              (415,000)            (1,593,000)               1,281,000
Change in net operating and capital losses                    336,000                822,000               (1,052,000)
                                                   -------------------     ------------------     ---------------------
Balance, end of year                                 $      4,992,000       $      5,071,000       $        5,842,000
                                                   ===================     ==================     =====================

         Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for deferred tax assets.


13.      SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

         PREFERRED STOCK

         At our option, we may redeem our preferred stock at its par value at any time. Dividends on the preferred stock are noncumulative. The preferred stock is not registered to be publicly traded.

         EMPLOYEE STOCK OPTION PLANS

         Pursuant to our 1997 Employees' Stock Option Plan, as amended (the "1997 Plan"), we may grant either incentive stock options or nonqualified options to employees. The options may be granted at option prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when options are granted. The maximum life of options granted under this plan is ten years after the grant date. No options may be granted under this plan after September 30, 2007. The following information relates to the 1997 Plan:

                                                                                         July 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Common shares reserved for issuance on exercise of options                                972,927                    975,777
                                                                          ========================   ========================
Shares available for future option grants                                                 243,452                    406,752
                                                                          ========================   ========================

         In August 2004, 193,000 options were granted to employees under this plan, leaving 50,452 options available for future grants.

         Prior to the 1997 Plan, we had a stock option plan that expired on December 31, 2000, after which date no option could be granted under the plan. Pursuant to this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The following information relates to this stock option plan:

                                                                                         July 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Common shares reserved for issuance on exercise of options                                120,620                    140,242
                                                                          ========================   ========================
Shares available for future option grants                                                      --                         --
                                                                          ========================   ========================

         2000 DIRECTORS STOCK OPTION PLAN

         We also have a Directors Stock Option Plan approved by shareholders in 2000, under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 1, 2010. The following information relates to the 2000 Directors Stock Option Plan:



                                                                                         July 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Common shares reserved for issuance on exercise of options                                384,000                    394,000
                                                                          ========================   ========================
Shares available for future option grants                                                 110,000                    160,000
                                                                          ========================   ========================

SUMMARY OF COMMON STOCK OPTIONS

         A summary of the status of all our common stock options as of July 31, 2004, 2003 and 2002, and changes during the years then ended is presented below.


                                                                    For the years ended July 31,
                           ---------------------------------------------------------------------------------------------------
                                       2004                               2003                              2002
                           -------------------------------    ------------------------------    ------------------------------
                                                 Weighted                          Weighted                          Weighted
                                                  Average                           Average                           Average
                                                 Exercise                          Exercise                          Exercise
                                 Shares             Price           Shares            Price           Shares            Price
                           -------------    --------------    -------------    -------------    -------------    -------------
Outstanding at beginning
  of year                      943,267        $      5.08         940,267        $     5.44        500,767       $       7.48
Granted                        289,000               2.52          60,000              2.14        452,500               3.35
Forfeited                           --                 --          (9,375)             5.00            --                 --
Exercised                      (12,850)              2.09              --               --             --                 --
Expired or terminated          (84,622)              6.60         (47,625)             8.42        (13,000)             11.41
                           -------------    --------------    -------------    -------------    -------------    -------------
Outstanding at end of year   1,134,795        $      4.47         943,267        $     5.08        940,267       $       5.44
                           =============    ==============    =============    =============    =============    =============

Exercisable at year-end        856,833        $      4.87         646,092        $     6.00        485,929       $       7.22
                           =============    ==============    =============    =============    =============    =============

         The following table summarizes information about all common stock options outstanding at July 31, 2004.


                                                           Weighted
                                                            Average
                                                          Remaining           Weighted                              Weighted
                                          Number        Contractual            Average             Number            Average
Range of Exercise Prices             Outstanding               Life     Exercise Price        Exercisable     Exercise Price
------------------------------    ---------------    ---------------    ---------------    ---------------    ---------------
$1.950 - $ 3.980                         616,150         8.56 years           $  2.21             376,900           $  2.17
$4.220 - $ 6.875                         316,145         4.99 years           $  5.90             280,563           $  5.94
$7.300 - $ 8.375                         148,000         5.13 years           $  7.89             144,870           $  7.89
$9.063 - $11.094                          54,500         2.01 years           $ 10.05              54,500           $ 10.05

         1996 DIRECTORS' STOCK PARTICIPATION PLAN

         Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we shall issue to each outside director who has been elected by a vote of our shareholders and has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we shall issue such director a number of shares equal to the proportion of the year served by that director. This plan expires on January 2, 2006.

         We issued 12,500, 15,000 and 15,000 shares of common stock to eligible directors, respectively, in 2004, 2003 and 2002, and charged to expense $31,250, $23,350, and $41,325, respectively, in 2004, 2003 and 2002, for shares issued under this plan. The following information relates to the 1996 Directors' Stock Participation Plan:


                                                                                         July 31,                   July 31,
                                                                                             2004                       2003
                                                                          ------------------------   ------------------------
Common shares reserved for future share issuances                                          11,079                     23,579
                                                                          ========================   ========================


         There was no significant impact on the calculation of net income (loss) per share for the years ended July 31, 2004, 2003 and 2002, as a result of the issuance of shares to our directors.

         EMPLOYEES' COMMON STOCK RETIREMENT PLAN

         Effective August 1, 1990, we adopted an Employees' Common Stock Retirement Plan. Effective January 31, 2003, we merged this plan into our 401(k) Plan.


14.      401(K) PLAN

         We have an employee benefit defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the "Plan"), for all our employees who have attained the age of 21 and meet certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for any calendar year ($13,000 plus an additional $3,000 for participants over age 50 for 2004). We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

         We may make discretionary contributions to the Plan solely on the authorization of our directors, who may authorize a contribution of a dollar amount to be allocated to participants according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed to the Plan. Our directors authorized and we expensed $100,000, $100,000 and $80,000, respectively, in 2004, 2003, and 2002, for such discretionary contributions and we contributed the related shares of our common stock to the Plan.

15.      NET INCOME (LOSS) PER SHARE

         The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:



                                                                          For the years ended July 31,
                                                       --------------------------------------------------------------------
                                                                      2004                   2003                     2002
                                                       --------------------    -------------------    ---------------------
Denominator for basic net income (loss) per share,
   weighted average shares outstanding                           6,247,588              6,182,657                6,148,022

Dilutive effect of warrants and employee and
   directors common stock options                                  209,272                    N/A                      N/A
                                                       --------------------    -------------------    ---------------------
Denominator for net income (loss) per share,
   assuming dilution                                             6,456,860              6,182,657                6,148,022
                                                       ====================    ===================    =====================

         Options and warrants to purchase 567,398, 943,267 and 940,267 shares of our common stock at July 31, 2004, 2003 and 2002, respectively, were outstanding but were not included in the computation of earnings per share because they were anti-dilutive. Due to our net losses for the years ended July 31, 2003 and 2002, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.


16.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         We have our offices in Fairfield, Connecticut under a lease that expires December 31, 2006. We have an option to renew this lease for an additional five years.

         At July 31, 2004, future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year were:

        For the years ending July 31,

          2005                                                  $     237,957
          2006                                                        226,505
          2007                                                         93,750
                                                                ---------------
        Total minimum payments required                          $    558,212
                                                                ===============

         Total rental expense for all operating leases was:


                                                                    For the years ended July 31,
                                                   ---------------------------------------------------------------
                                                                2004                 2003                   2002
                                                   -------------------    -----------------    -------------------
Minimum rentals                                      $       245,969        $     233,390        $       223,613
Less: Sublease rentals                                       (12,400)              (9,600)                (6,665)
                                                   -------------------    -----------------    -------------------
Net rent expense                                     $       233,569        $     223,790        $       216,948
                                                   ===================    =================    ===================

         Effective August 1, 2004, we entered into a three-year employment agreement with Mr. John B. Nano, our Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Nano will receive a minimum annual base compensation of $350,000, eligibility to participate in bonus and other employee benefit plans, and the continuation of base compensation and benefits in the event of a termination of his employment, subject to certain conditions.

         CONTINGENCIES - NEW REVENUES

         As of July 31, 2004, CTT and VVI have remaining contingent obligations to repay up to $199,569 and $224,127, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds.

         Currently, we engage two independent consultants who provide us with business development and evaluation services under contracts that are cancelable on up to thirty (30) days written notice. These contracts include contingencies for potential incentive compensation solely as a percentage of new revenues generated by the consultants' efforts. For the years ended July 31, 2004, 2003 and 2002, we neither accrued nor paid incentive compensation under such contracts since none was earned. In addition, previously we engaged a third party to audit royalties reported by certain of our customers. Pursuant to this agreement, we will compensate the third party on a contingency basis solely from any additional royalties resulting from the royalty audit. No payments have been made under this arrangement.

         CONTINGENCIES - LITIGATION

         Bayer Corporation

     On August 17, 2004, we filed a complaint alleging infringement of our patent covering homocysteine assays against Bayer Corporation, et al, ("Bayer"), in the United States District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Bayer responded to our complaint on September 27, 2004, denying the allegations. On October 21, 2004 the parties settled the case. Pursuant to the settlement, we granted Bayer a license, and Bayer will pay us a fee and royalties on sales of Bayer homocysteine assays beginning July 1, 2004. The fee is non-refundable and is not creditable against future royalties.


         FEDERAL INSURANCE COMPANY

         On February 3, 2004, we filed a civil action against Federal Insurance Company ("Federal"), in the U.S. District Court for the District of Connecticut (the "CTT Complaint"), to enforce our claim that expenses incurred by CTT, Mr. Frank R. McPike, Jr., our former Chief Executive Officer, and certain other directors and officers relating to an SEC investigation, including any subsequent action thereon, should be reimbursed by Federal since the expenses fell within the coverage provisions of our insurance policy. Effective October 13, 2004, Federal agreed to pay us $167,500 in settlement of the CTT Complaint, and Federal acknowledged that our deductible under the policy was deemed satisfied for purposes of a civil suit filed against us by the SEC (see below). In return, we agreed to withdraw the CTT Complaint with prejudice and release Federal from any and all claims made in the CTT Complaint.

         On September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, notified us that they agreed to accept coverage as to losses, including defense costs, incurred by CTT and Mr. McPike as a result of the SEC's civil suit (described below), according to the terms of the policy.

         SECURITIES AND EXCHANGE COMMISSION

         On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., Frank R. McPike, Jr. (our former Chief Executive Officer), and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Mr. McPike, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. Further action in this case is pending.

         On May 17, 2001, we had received a subpoena from the SEC seeking certain documents in connection with an SEC private investigation. On June 12, 2003, the SEC sent written "Wells Notices" to us, Mr. McPike (then our Executive Vice President and Chief Financial Officer), Mr. Samuel M. Fodale (one of our directors), and Mr. George C. J. Bigar (a former director). The "Wells Notices" indicated that the staff intended to recommend that the SEC bring a civil action against us and the individuals in the matter of trading in our stock. Mr. Bigar, Mr. Fodale, Mr. McPike and CTT each responded to the respective "Wells Notices." Mr. Fodale and Mr. Bigar were not named in the subsequent civil suit.

         Costs incurred related to this matter, including amounts paid and advanced to Mr. Fodale (described below) were $71,173, $338,482 and $101,790, respectively, in 2004, 2003, and 2002. We have charged all the costs we have incurred to date ($562,595, including 2001) to expense as incurred. As described above under the heading "Federal Insurance Company," we settled our suit against Federal seeking reimbursement for our costs related to this matter in excess of our deductible. We will record any amounts we receive from Federal in the period in which we receive them.

         Pursuant to the indemnification provisions of Article IV of our By-laws, we paid and advanced $101,068 through July 31, 2004, on behalf of Mr. Fodale for his expenses incurred in connection with the SEC private investigation. At July 31, 2004, we had not paid or committed to pay an amount in excess of $60,000 on behalf of any other current or former director for costs related to this matter.

         LABORATORY CORPORATION OF AMERICA HOLDINGS

         On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit ("CAFC") denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. ("MLI") and us, (collectively, the "Plaintiffs"). As a result of the August 5, 2004 decision, on August 16, 2004 the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $921,000 (recorded in fiscal 2005). The payment did not include attorneys fees or court costs previously awarded to the Plaintiffs but still under appeal with the court. In addition, we claimed additional attorneys fees and court costs for the appeals. This request is pending.

         LabCorp's options are either to accept the court's decision or to appeal the decision to the U.S. Supreme Court. If LabCorp chooses to appeal the decision to the U.S. Supreme Court, they have 90 days from the August 5, 2004 decision to file their appeal (or until November 3, 2004, unless extended). If LabCorp appeals to the U.S. Supreme Court, and if the original judgment is subsequently reversed, then LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of the monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp agreed to pay us a percentage of their homocysteine assay sales during their appeals.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through July 31, 2004, LabCorp paid us an aggregate of $1,342,040 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amount is remote.

         The funds we received on August 16, 2004 were released from a bond previously posted by LabCorp as part of the appeals process in this homocysteine assay patent infringement case originally filed by the Plaintiffs against LabCorp on May 4, 1999, in the United States District Court for the District of Colorado. The Plaintiffs alleged, in part, breach of contract, patent infringement and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) Plaintiffs sought unspecified monetary and exemplary damages, for LabCorp to cure past breaches, to provide an accounting of wrongfully withheld royalties, and to refrain from infringing the patent. Plaintiffs also sought reimbursement of their attorneys fees. LabCorp filed an answer and counterclaims alleging non-infringement, patent invalidity and patent misuse.

         In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In December 2001, the court entered judgment affirming the jury's verdict. In an amended judgment issued in November 2002, the court awarded the Plaintiffs approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys fees, and $132,000 in prejudgment interest, and issued a permanent injunction barring LabCorp from performing future homocysteine assays.

         FUJITSU

         In December 2000, (coincident with filing a complaint with the United States International Trade Commission ("ITC") that was withdrawn in August 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels that infringe two U.S. patents held by our client, the University of Illinois. The two patents cover energy recovery in flat plasma display panels. In July 2001, we reactivated this complaint to pursue legal remedies (damages for past infringing sales and possibly damages for willfulness) that are not available at the ITC. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California.

         Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In December 2002, we were dismissed as co-plaintiff from this litigation, but we retain our economic interest in any potential favorable outcome.

         In September 2001, Fujitsu et al. filed counterclaims against Plasmaco, Inc. (our licensee) and us in the United States District Court for the District of Delaware (subsequently dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu during the course of the ITC action. It also alleged that, with Plasmaco's assistance, we abused the ITC process to obtain information to which we otherwise would not have been entitled and which we would use in the action against Fujitsu in the United States District Court for the Northern District of California.

         On July 31, 2003, the judge in this case issued his Markman decision, in which he ruled on the scope and interpretation of terms in the underlying patent claims. The Court then stayed all issues in both cases, except issues relating to summary judgment. Both parties moved for summary judgement. In April 2004, the issues relating to summary judgment were heard, and on July 1, 2004, summary judgment was granted in favor of the defendant, Fujitsu. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University's appeal of the summary judgment, including the Markman decision.

         On October 28, 2002, we signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu litigation completely contingent on future receipts from Fujitsu. This contingent obligation was reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date, payable only from future receipts, if any, in a settlement or other favorable outcome of the litigation against Fujitsu. As of July 31, 2004, the aggregate amount that we might pay under this note is approximately $2 million, including interest. We must settle this contingent obligation before we record any revenue from future proceeds related to this litigation.

         OTHER

         By letter dated October 7, 2003, the U.S. Department of Labor notified us that certain former employees had filed complaints alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, also known as the Sarbanes-Oxley Act. The complainants requested that the Occupational Safety and Health Administration ("OSHA") investigate and, if appropriate, prosecute such violations and requested OSHA assistance in obtaining fair and reasonable reimbursement and compensation for damages. We believe that the claims are without merit, and we have responded aggressively to the complaints. We cannot estimate the final outcome of these complaints or the related legal or other expenses that we may incur. To the extent that this matter involves directors and officers, we are obligated to indemnify them for any costs they incur, subject to certain limitations.

         We also are a party to other legal actions and proceedings, primarily as a plaintiff (the most significant one being against Abbott Laboratories, Inc.), for which we cannot predict the final outcomes. Since we are unable to estimate the legal expenses or the loss we may incur or the possible damages we may recover in these actions, if any, we have not recorded any potential judgment proceeds in our financial statements to date. We record expenses in connection with these actions as they are incurred.

         We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.


17.      RELATED PARTY TRANSACTIONS

         We incurred charges of approximately $14,000, $6,000 and $124,000 in 2004, 2003 and 2002, respectively, for consulting services (including expenses and use taxes) provided by one director in fiscal 2004 and 2003, and two directors in fiscal 2002.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                 First            Second               Third              Fourth
                                                               Quarter           Quarter             Quarter             Quarter
                                                        ---------------     -------------     ---------------     ---------------
Year ended July 31, 2004                                            (2)               (2)                 (2)                 (2)
Total revenues                                             $ 1,363,109       $ 1,037,703         $ 4,155,292         $ 1,465,550

Operating income (loss) (1)                                    278,619            43,112           2,393,708            (130,266)

Net income (loss)                                            $ 345,293          $ 64,287         $ 2,667,111          $ (122,162)
                                                        ===============     =============     ===============     ===============
Net income (loss) per share:
  Basic                                                         $ 0.06            $ 0.01              $ 0.43             $ (0.02)
                                                        ===============     =============     ===============     ===============
  Assuming dilution                                             $ 0.06            $ 0.01              $ 0.40             $ (0.02)
                                                        ===============     =============     ===============     ===============
Weighted average number of common shares outstanding:
  Basic                                                      6,201,345         6,207,631           6,267,314           6,314,494
  Assuming dilution                                          6,201,345         6,398,726           6,617,107           6,314,494

Year ended July 31, 2003                                            (3)               (3)                                 (2) (4)
Total revenues                                               $ 394,595         $ 839,109           $ 663,439         $ 1,422,413

Operating income (loss) (1)                                    766,070        (1,416,128)           (549,713)           (800,915)

Net income (loss)                                            $ 778,907      $ (1,410,023)         $ (545,729)         $ (758,456)
                                                        ===============     =============     ===============     ===============
Net income (loss) per share:
  Basic and assuming dilution                                   $ 0.13           $ (0.23)            $ (0.09)            $ (0.12)
                                                        ===============     =============     ===============     ===============
Weighted average number of common shares outstanding:
  Basic                                                      6,154,351         6,174,196           6,201,345           6,201,345
  Assuming dilution                                          6,200,084         6,174,196           6,201,345           6,201,345

(1) Operating income (loss) is defined herein as revenues less expenses, excluding interest income, net. Interest income on the Materna settlement is not included in operating income (loss).

(2) Operating income (loss) includes approximately $836,000, $232,000 $3,271,000, and $561,000 respectively, related to the Materna settlement in the first, second and third quarters of 2004, and fourth quarter of 2003. All periods reflect interest earned on the Materna settlement as interest, rather than royalty settlements and awards. Fourth quarter of 2004 includes income on settlement with Unilens of approximately $697,000.

(3) Operating income (loss) in the first quarter fiscal 2003 includes $1,583,445 of fiscal 2002 patent enforcement expenses reversed, and the second quarter of fiscal 2003 includes a $944,000 impairment loss on investments.

(4) Operating income (loss) includes approximately $482,000 of impairment charges on intangible assets, $237,000 of legal expenses related to the SEC investigation and $196,000 of financing costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.   CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of July 31, 2004.

         (b)      CHANGE IN INTERNAL CONTROLS

                  There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

         None.


                                    PART III

         Pursuant to General Instruction G(3), the information called for by
Part III, except as otherwise indicated, is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on January 14, 2005 (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than information with respect to our executive officers, which is set forth in Item 4A of Part I of this Form 10-K, the information set forth under the captions "Election of Directors," "Section 16(A) Beneficial Ownership Reporting Compliance," and the sub-caption "Audit Committee" under "Board Meetings and Committees" in the Proxy Statement is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The information set forth under the captions "Beneficial Ownership of Shares" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information set forth under the caption "Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of financial statements and schedules.

 Competitive Technologies, Inc. and Subsidiaries:

     Reports of Independent Registered Public Accounting Firms

     Consolidated Balance Sheets as of July 31, 2004 and 2003

     Consolidated Statements of Operations for the years ended
     July 31, 2004, 2003 and 2002

     Consolidated Statements of Changes in Shareholders' Interest for the years ended July 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the years ended
     July 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

         All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule or because the information required is included in the financial statements or the notes thereto.

(b) List of exhibits: See Exhibit Index immediately preceding exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMPETITIVE TECHNOLOGIES, INC.
                                  (the registrant)


                                  By /S/ JOHN B. NANO
                                    ------------------------------------------
                                  John B. Nano
                                  President and Chief Executive
                                  Officer, Director and
                                  Authorized Signer


                                  Date: October 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    NAME                                 TITLE                                       )    DATE
    ----                                 -----                                            ----
                                                                                     )
    /S/ Richard E. Carver                Director                                    )
    ---------------------
    Richard E. Carver                                                                )
                                                                                     )
    /S/ Michael D. Davidson              Chief Financial Officer                     )
    -----------------------
    Michael D. Davidson                                                              )
                                                                                     )
    /S/ George W. Dunbar, Jr.            Director                                    )
    -------------------------
    George W. Dunbar, Jr.                                                            )
                                                                                     ) October 28, 2004
    /S/ Samuel M. Fodale                 Director                                    )
    --------------------
    Samuel M. Fodale                                                                 )

    /S/ John B. Nano                     President, Chief Executive Officer and      )
    ----------------
    John B. Nano                         Director                                    )
                                                                                     )
    /S/ Charles J. Philippin             Director                                    )
    ------------------------
    Charles J. Philippin                                                             )
                                                                                     )
    /S/ John M. Sabin                    Director                                    )
    -----------------
    John M. Sabin                                                                    )
                                                                                     )
    /S/ Jeanne Wendschuh                 Controller and Principal Accounting         )
    --------------------
    Jeanne Wendschuh                     Officer                                     )


                                                EXHIBIT INDEX

    Exhibit
      NO.                                       DESCRIPTION

3.1 Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant's Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2^     By-laws of the registrant as amended effective July 27, 2004.

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

10.6*^ Employment Agreement between registrant and John B. Nano effective as of August 1, 2004.

10.7* 1997 Employees' Stock Option Agreement between registrant and John B. Nano dated June 17, 2002 filed as Exhibit 10.19 to registrant's Form 10-K for the year ended July 31, 2002 and hereby incorporated by reference.

10.8 Settlement Agreement dated October 17, 2003 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed (on October 22, 2003) as
         Exhibit 10.1 to registrant's Form 8-K dated October 17, 2003 and hereby incorporated by reference.

10.9 Lease agreement between registrant and The Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Form 10-K for the year ended July 31, 1996 and hereby incorporated by reference.

10.10 First Amendment of Lease Agreement dated August 9, 2001 between registrant and The Bronson Road Group, LLP filed as Exhibit 10.15 to registrant's Form 10-K for the year ended July 31, 2001 and hereby incorporated by reference.

10.11 Agreement between registrant and Samuel M. Fodale dated June 13, 2001 filed as Exhibit 10.16 to registrant's Form 10-K for the year ended July 31, 2001 and hereby incorporated by reference.

10.12 Assignment of Promissory Notes, Technology Servicing Agreement, Note Purchase Agreement, Security Interest Agreement, and Intercreditor Agreement between registrant and MRM Acquisitions, LLC effective August 5, 2002 filed as Exhibit 10.1 to registrant's Form 8-K dated July 16, 2002 (on August 6, 2002) and hereby incorporated by reference.

10.13 Agreement closed on May 19, 2003 (made April 30, 2003) between registrant and LawFinance Group, Inc. filed (on May 28, 2003) as
         Exhibit 10.1 to registrant's Form 8-K dated May 19, 2003 and hereby incorporated by reference.

10.14 Registrant's Contingent Promissory Note dated October 28, 2002 in the principal amount of $1,683,349 together with its attached Exhibit A filed as Exhibit 10.20 to registrant's Form 10-K/A for the year ended July 31, 2002 (filed November 18, 2002) and hereby incorporated by reference.

10.15 Agreement closed on October 31, 2003 between registrant and LawFinance Group, Inc. filed (on November 10, 2003) as Exhibit 10.2 to registrant's Form 8-K dated October 30, 2003 and hereby incorporated by reference.

10.16 Side Letter Addendum to Agreement closed on October 31, 2003 between registrant and LawFinance Group, Inc. filed (on November 10, 2003) as
         Exhibit 10.1 to registrant's Form 8-K dated October 30, 2003 and hereby incorporated by reference.

10.17 Agreement between registrant and a shareholder effective November 17, 2003 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 2004 and hereby incorporated by reference.

10.18* Severance Agreement and General Release between registrant and Frank R. McPike, Jr. effective November 1, 2003 filed as Exhibit 10.2 to registrant's Form 10-Q for the quarter ended January 31, 2004 and hereby incorporated by reference.

10.19 Common Stock Purchase Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27,
         2004) as Exhibit 10.1 to registrant's Form 8-K dated February 25, 2004 and hereby incorporated by reference.

10.20 Registration Rights Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as
         Exhibit 10.2 to registrant's Form 8-K dated February 25, 2004 and hereby incorporated by reference.

10.21 Letter Agreement between the registrant and Brooks, Houghton & Company, Inc. dated October 7, 2002 filed as Exhibit 10.3 to registrant's Form 10-Q for the quarter ended January 31, 2004 and hereby incorporated by reference.

10.22* Employment Agreement by and between registrant and Donald J. Freed dated September 27, 2004, filed (on September 29, 2004) as Exhibit 10.1 to registrant's Form 8-K dated September 27, 2004 and hereby incorporated by reference.

10.23^ Warrant to purchase common stock of registrant granted to Brooks Houghton & Company, Inc. issued February 25, 2004, and related side letter agreement dated June 17, 2004.

14.1 Registrant's Corporate Standards of Conduct for all its directors, officers and employees, as amended, filed as Exhibit 14.1 to registrant's Form 10-K for the year ended July 31, 2003 and hereby incorporated by reference.

16.1 Letter to registrant from PricewaterhouseCoopers LLP dated October 6, 2003, regarding change in certifying accountant filed (on October 7, 2003) as Exhibit 16.2 to registrant's Form 8-K/A Amendment No. 3 dated September 2, 2003 and hereby incorporated by reference.

23.1^    Consent of BDO Seidman, LLP.

23.2^    Consent of PricewaterhouseCoopers LLP.

31.1^ Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2^ Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1+ Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2+ Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     * Management Contract or Compensatory Plan

     ^ Filed herewith

     + Furnished herewith