Form 10-Q
period 2004-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2004-12-14
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696
                                                 ------

                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                36-2664428
------------------------------------      --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1960 Bronson Road
Fairfield, Connecticut                                     06824
---------------------------                -------------------------------------
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

The number of shares of the registrant's common stock outstanding as of December 1, 2004 was 6,591,200 shares.

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets at October 31, 2004 and July 31,
         2004.................................................................3

        Consolidated Statements of Operations for the
         three months ended October 31, 2004 and 2003.........................4

        Consolidated Statement of Changes in Shareholders' Interest
         for the three months ended October 31, 2004..........................5

        Consolidated Statements of Cash Flows for the
         three months ended October 31, 2004 and 2003.........................6

        Notes to Consolidated Financial Statements.......................7 - 13

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................13 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4. Controls and Procedures..............................................20


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings....................................................20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 6. Exhibits.............................................................21

Signatures...................................................................22

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                October 31,         July 31,
                                                   2004               2004
                                                (Unaudited)            *
                                              --------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   6,662,696      $   4,309,680
  Receivables                                     1,029,275            829,996
  Prepaid expenses and other current assets         866,539            209,154
                                              --------------     --------------
    Total current assets                          8,558,510          5,348,830

Deferred equity financing costs, net                697,851            866,302
Non-current receivable, net                         258,293            394,133
Intangible assets acquired, net                      48,755             52,150
Property and equipment, net                          35,143             19,392
                                              --------------     --------------
    TOTAL ASSETS                              $   9,598,552      $   6,680,807
                                              ==============     ==============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Accounts payable                            $      98,492      $     162,913
  Accrued expenses and other liabilities          3,293,270          1,579,376
                                              --------------     --------------
    Total current liabilities                     3,391,762          1,742,289
                                              --------------     --------------
Commitments and contingencies                             -                  -
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920
  shares authorized, 2,427 shares
  issued and outstanding                             60,675             60,675
  Common stock, $.01 par value, 20,000,000
   shares authorized, 6,472,433 and
   6,349,189 shares issued and outstanding,
   respectively                                      64,724             63,492
  Capital in excess of par value                 27,842,851         27,560,312
  Accumulated deficit                           (21,778,136)       (22,745,961)
  Other comprehensive income                         16,676                  -
                                              --------------     --------------

    Total shareholders' interest                  6,206,790          4,938,518
                                              --------------     --------------

    TOTAL LIABILITIES AND SHAREHOLDERS'
     INTEREST                                 $   9,598,552      $   6,680,807
                                              ==============     ==============

                             See accompanying notes

*    Balances were derived from the July 31, 2004 audited balance sheet.

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three months ended
                                                          October 31,
                                                    2004               2003
                                                ------------       ------------
Revenues
Retained royalties                              $   755,769        $   386,899
Royalty settlements and awards                      815,492            835,787
Stock dividend                                      679,149                  -
Settlement with Unilens, net                              -             73,749
Interest income                                     148,558             66,674
Other income                                         32,049                  -
                                                ------------       ------------
                                                  2,431,017          1,363,109
                                                ------------       ------------

Expenses
Personnel and other direct expenses
 relating to revenues                             1,023,739            558,809
General and administrative expenses                 247,980            426,170
Patent enforcement expenses, net of
 reimbursements                                     170,713             32,837
                                                ------------       ------------
                                                  1,442,432          1,017,816
                                                ------------       ------------

Income before income taxes                          988,585            345,293
Provision for income taxes                           20,760                  -
                                                ------------       ------------
Net income                                      $   967,825        $   345,293
                                                ============       ============

Net income per common share:
  Basic                                         $      0.15        $      0.06
                                                ============       ============
  Assuming dilution                             $      0.14        $      0.06
                                                ============       ============

Weighted average number of common
 shares outstanding:
  Basic                                           6,399,715          6,201,345
  Assuming dilution                               6,700,832          6,201,345


                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Interest
                  For the three months ended October 31, 2004
                                   (Unaudited)

                                  Preferred Stock        Common Stock
                                --------------------- ---------------------
                                     Shares                Shares                Capital                        Other          Total
                                 issued and            issued and           in excess of   Accumulated  comprehensive  Shareholders'
                                outstanding  Amount   outstanding  Amount      par value       Deficit         income       Interest
                                ----------- ----------------------------------------------------------------------------------------

Balance - July 31, 2004              2,427  $ 60,675   6,349,189  $ 63,492  $ 27,560,312  $(22,745,961) $           -  $  4,938,518

Exercise of common stock options         -         -       1,150        11         2,231             -              -         2,242
Stock issued under 401(k) Plan           -         -      25,056       251        99,722             -              -        99,973
Sales and issuances of stock in
 equity financing                        -         -      97,038       970       349,037             -              -       350,007
Amortization of deferred equity
 financing costs                         -         -           -         -      (168,451)            -              -      (168,451)
Unrealized foreign exchange gain         -         -           -         -             -             -         16,676        16,676
Net income                               -         -           -         -             -       967,825              -       967,825
                                ----------- --------- ----------- --------- ------------- ------------- ------------- --------------
Balance - October 31, 2004           2,427  $ 60,675   6,472,433  $ 64,724  $ 27,842,851  $(21,778,136) $      16,676  $  6,206,790
                                =========== ========= =========== ========= ============= ============= ============= ==============

                             See accompanying notes

                    -----------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Three months ended
                                                          October 31,
                                                    2004               2003
                                                ------------       ------------
Cash flows from operating activities:
Net income                                      $   967,825        $   345,293
 Noncash and other expenses (income)
  included in net income:
    Depreciation and amortization                     9,014             15,832
    Stock compensation accrued                       43,777             38,366
    Stock dividend                                 (679,149)                 -
    Other                                           (17,701)           (73,750)
 (Increase) decrease in current assets:
    Receivables                                    (199,279)           650,042
    Prepaid expenses and other current
     assets                                          38,441             95,841
 Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses
     and other liabilities                        1,704,590           (152,389)
                                                ------------       ------------
Net cash provided by operating activities         1,867,518            919,235
                                                ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment               (21,370)                 -
  Collection on Unilens receivable, net             154,619             73,749
  Other                                                   -              2,364
                                                ------------       ------------
Net cash provided by investing activities           133,249             76,113
                                                ------------       ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options             2,242                  -
  Proceeds from sales of common stock               350,007                  -
                                                ------------       ------------
Net cash provided by financing activities           352,249                  -
                                                ------------       ------------

Net increase in cash and cash equivalents         2,353,016            995,348
Cash and cash equivalents at beginning of year    4,309,680          1,504,295
                                                ------------       ------------
Cash and cash equivalents at end of period      $ 6,662,696        $ 2,499,643
                                                ============       ============

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

     Competitive Technologies, Inc. ("CTT") and its majority owned subsidiaries (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, digital/electronic, physical, and nano (microscopic particles) science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients' technologies. The consolidated financial statements include the accounts of CTT and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year accompanying unaudited consolidated financial statements have been reclassified to conform to the current year's presentation.

     We believe we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the full year.

     You should read the interim unaudited consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2004. This report is available on our website at www.competitivetech.net.


2.   Royalty Settlements and Awards
     ------------------------------

     On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit ("CAFC") denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. and us (collectively, the "Plaintiffs"). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552 and, accordingly, we recorded $815,492 in royalty settlements and awards and $105,060 in interest income during the quarter. The payment did not include attorneys fees or court costs previously awarded to the Plaintiffs but still under appeal with the court. In addition, our claim for additional attorneys fees and court costs for the appeals is pending.

     On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the "Court") relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) If the Court denies LabCorp's petition, then LabCorp will have no further avenues of appeal. If the Court agrees to hear LabCorp's appeal and if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through October 31, 2004, LabCorp paid us an aggregate of $1,870,483 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote.

     Effective October 30, 2003, we sold $1,125,000 plus subsequent interest of our patent infringement judgment award against American Cyanamid Company in the Materna(TM) lawsuit to LawFinance Group, Inc. ("LFG") for $900,000 in cash. Since we had no financial obligation to repay LFG or to return any portion of the cash we received from them, we recorded $835,787 in royalty settlements and awards and $64,213 in interest income in October 2003. We also granted LFG a first security interest in our share of the expected award.

3.   Stock Dividend
     --------------

     In October 2004, our investee, Melanotan Corporation ("MelanoTan"), paid its shareholders a dividend in the form of shares of stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result of our ownership of 20.9% of MelanoTan's shares, we received 1,252,346 shares of EpiTan common stock (we previously reported in our Form 10-K for the year ended July 31, 2004, that we had received 500,938 shares). Previously, we had licensed our rights to a sunless tanning technology to MelanoTan and MelanoTan sublicensed the rights to EpiTan. MelanoTan also received shares of EpiTan (MelanoTan has no operations of its own). The technology may prevent or lessen skin cancer caused by unprotected sun exposure, and EpiTan is in the process of testing and evaluating the technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

     We estimated the fair value of the EpiTan stock dividend using the closing price of the shares and the exchange rate for converting Australian dollars to U.S. dollars on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the high risk associated with an investment in EpiTan stock, since EpiTan has minimal current revenues and substantial current and accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income and included the asset in prepaid expenses and other current assets, since we are restricted from trading the shares. Subsequent unrealized market price and foreign exchange gains or losses relating to the shares will be included in other comprehensive income in shareholders' interest. For the period from the date we recorded the dividend to October 31, 2004, we recorded an unrealized foreign exchange gain of $16,676. Comprehensive income for the three months ended October 31, 2004 was $984,501.

4.   Net Income Per Common Share
     ---------------------------

     The following table sets forth our computations of basic and diluted net income per common share.

                                          For the three months ended October 31,
                                          --------------------------------------
                                                2004                       2003
                                          -----------                -----------

Denominator for basic net income per
 common share, weighted average common
 shares outstanding                        6,399,715                  6,201,345

Dilutive effect of warrants and employees'
 and directors' common stock options         301,117                          -
                                          -----------                -----------

Denominator for net income per common
 share, assuming dilution                  6,700,832                  6,201,345
                                          ===========                ===========

     At October 31, 2004 and 2003, respectively, stock options and warrants to purchase 578,278 and 1,001,567 shares of common stock were outstanding but were not included in the computation of earnings per share because the exercise prices were greater than the weighted average share prices for the quarters, making them anti-dilutive (total options and warrants outstanding were 1,384,182 and 1,001,567, respectively).

5.   Stock-Based Compensation
     ------------------------

     We account for grants of stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, since the exercise price of the stock options granted under our stock option plans to employees and directors was at least equal to the market value of the underlying common stock on the grant date, we have not recorded any compensation expense for stock options granted.

     Under the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," we are required to disclose the impact on net income if we had used a fair value method, as defined, to account for grants of stock options. Using the fair value method, as defined, our results would have been:

                                          For the three months ended October 31,
                                          --------------------------------------
                                                2004                       2003
                                          -----------                -----------
Net income, as reported                   $  967,825                 $  345,293
Deduct: Pro forma compensation
 expense for stock options granted
 using a fair value method                   (96,725)                   (99,199)
                                          -----------                -----------

Pro forma net income                      $  871,100                 $  246,094
                                          ===========                ===========

Basic income per common share:
 As reported                              $     0.15                 $     0.06
                                          ===========                ===========
 Pro forma                                $     0.14                 $     0.04
                                          ===========                ===========

Income per common share,
 assuming dilution:
 As reported                              $     0.14                 $     0.06
                                          ===========                ===========
 Pro forma                                $     0.13                 $     0.04
                                          ===========                ===========

     We estimated the fair value of stock options at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective input assumptions, including expected stock price volatility and expected stock option lives. Because our stock options are not publicly traded and have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions affect the fair value estimate, we do not believe that option valuation models necessarily provide a reliable single measure of the fair value of our stock options.

     The pro forma information shown above may not be representative of pro forma fair value compensation effects in future periods.

6.   Common Stock Sales Pursuant to Equity Financing
     -----------------------------------------------

     During the three months ended October 31, 2004, we sold 94,558 shares to Fusion Capital Fund II, LLC ("Fusion Capital"), for $350,007, and issued 2,480 commitment shares (as defined in the equity financing agreement) for a total of 97,038 shares, pursuant to our equity financing agreement with Fusion Capital. We will use the proceeds for general working capital needs. In addition, we amortized $168,451 of deferred equity financing costs against capital in excess of par value. We will amortize the remaining balance of the deferred equity financing costs against capital in excess of par value as we sell common stock to Fusion Capital in the future.

7.   Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other liabilities consist of the following:

                                                    October 31,       July 31,
                                                       2004             2004
                                                   ------------     ------------

Royalties payable                                  $ 2,497,841      $   625,908
Accrued professional fees                              413,092          294,100
Accrued compensation                                   216,984          534,945
Other                                                  165,353          124,423
                                                   ------------     ------------

Accrued expenses and other liabilities             $ 3,293,270      $ 1,579,376
                                                   ============     ============

The increase in royalties payable from July 31, 2004 is the result of increased royalties, including a new homocysteine license, and royalty settlements and awards collected on behalf of our clients that will be paid in January 2005, when they are due.

8.   Settlements
     -----------

     Bayer Corporation

     On October 21, 2004, we granted Bayer Corporation, et al, ("Bayer") a license under which Bayer agreed to pay us a fee and royalties on sales of homocysteine assays beginning July 1, 2004. The fee is non-refundable and is not creditable against future royalties. This license settled a complaint we filed against Bayer on August 17, 2004, alleging infringement of our patent covering homocysteine assays, in the U.S. District Court for the District of Colorado, in which we sought monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Bayer had responded to our complaint on September 27, 2004, denying the allegations. We recorded our share of the license fee and royalties earned in retained royalties.

     Federal Insurance Company

     Effective October 13, 2004, Federal Insurance Company ("Federal") agreed to pay us $167,500 and acknowledged that the deductible under our insurance policy was deemed satisfied for purposes of a civil suit filed against us by the Securities and Exchange Commission ("SEC") (described below). In return, we agreed to withdraw with prejudice and release Federal from any and all claims we made in a civil action filed against Federal on February 3, 2004, to enforce our claim that Federal should reimburse us for expenses incurred by CTT, Mr. Frank
R. McPike, Jr. (our former Chief Executive Officer), and certain other directors and officers relating to an SEC investigation, including any subsequent action thereon. We recorded the payment as a reduction of litigation expenses, which are included in general and administrative expenses.

     On September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, agreed to accept coverage as to losses, including defense costs, that CTT and Mr. McPike incur as a result of the SEC's civil suit (described below), according to the terms of the policy. Accordingly, we have recorded amounts incurred relating to the SEC civil suit as a receivable, and not as litigation expenses.


9.   Contingencies
     -------------

     Palatin Technologies, Inc.

     On October 27, 2004, we notified Palatin Technologies, Inc. ("Palatin") that we were demanding arbitration as a result of our belief that Palatin was in material breach of their license agreement with us for their exclusive use of our technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Under the terms of our license agreement with Palatin, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. ("King"), included in a $20 million Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received the $20 million from King, but we have not received any funds from Palatin relating to this sublicense. Our license with Palatin provides for binding arbitration of disputes. We expect the arbitration hearing to occur in the first half of calendar 2005.

     JDS Uniphase Corp.

     On October 5, 2004, we filed a complaint seeking damages, interest, costs and attorneys fees, and punitive damages against JDS Uniphase Corp. ("JDS Uniphase"), alleging that they failed to fulfill obligations under a license agreement and misrepresented royalties due to us. The complaint was filed in the Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut. Further action in this case is pending.

     Securities and Exchange Commission

     On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., Frank R. McPike, Jr. (our former Chief Executive Officer), and six individual brokers in the U.S. District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Mr. McPike, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting CTT from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we filed a motion to dismiss this suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. Further action in this case is pending.

     Abbott Laboratories, Inc.

     On June 8, 2004, we filed a complaint alleging infringement of our patent covering homocysteine assays against Abbott Laboratories, Inc., ("Abbott"), in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Abbott was served notice of our complaint in August and responded to the suit on October 12, 2004, denying the allegations. Further action in this case is pending.

     Fujitsu

     On September 20, 2004, the judge in the Fujitsu litigation entered a stipulated order staying certain issues relating to the case, including the counterclaims, pending resolution of the University of Illinois' appeal of the summary judgment that was granted on July 1, 2004, in favor of Fujitsu. Further action in this case is pending.

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

     We cannot predict the final outcomes to our legal actions and proceedings, nor are we able to estimate the legal expenses, potential losses we may incur, or possible damages we may recover in any of these legal actions and proceedings, if any. We have not recorded any potential losses or income in our financial statements to date. We record expenses in connection with these matters as they are incurred. An unfavorable resolution of any or all matters where we are a defendant, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending upon the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

     We believe that we carry adequate liability insurance, directors' and officers' insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential claims that occur in the course of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

     Certain statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in this Form 10-Q, the words "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, and other risks and uncertainties inherent in our business, including those set forth in Item 7 under the caption "Risk Factors," in our Annual Report on Form 10-K for the year ended July 31, 2004, filed with the Securities and Exchange Commission ("SEC") on October 29, 2004, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview
--------

     We are a full service technology transfer and licensing provider focused on the technology needs of our customers and transforming those requirements into commercially viable solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their technologies, and they become our clients, for whom we find markets for the technologies. We also develop relationships with those who have a need or use for specific technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life, digital/electronic, nano, and physical sciences developed by universities, companies and inventors, and match our customers' needs with our clients' technologies. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

     We earn revenues primarily from licensing our clients' and our intellectual property rights, principally patents and inventions (collectively, the "Technology"), to our customers (licensees). Our customers pay us royalties based on their use of the Technology, and we share those royalties with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which occurs when we receive periodic royalty reports from our customers listing sales of licensed products and royalties earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

     For the three months ended October 31, 2004, we had a concentration of revenues derived from homocysteine assays.

     Because we have rounded all amounts in this Item 2 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).


Results of Operations - Three Months Ended October 31, 2004 (First Quarter 2005)
--------------------------------------------------------------------------------
vs. Three Months Ended October 31, 2003 (First Quarter 2004)
------------------------------------------------------------

Summary of Results

     Net income for the first quarter 2005 was $968,000, or $0.14 per diluted share, compared to net income of $345,000, or $0.06 per diluted share, for the first quarter 2004, an improvement of $623,000, or $0.08 per diluted share.

     Revenues
     --------

     In the first quarter 2005, total revenues were $2,431,000, compared to $1,363,000 for the first quarter 2004, an increase of $1,068,000, or 78%.

     Retained royalties for the first quarter 2005 were $756,000, which was $369,000 or 95% higher than the $387,000 reported in the first quarter of 2004. The following table compares retained royalty revenues in the first quarter 2005 with the first quarter 2004.

                                      For the three months ended October 31,
                                  ----------------------------------------------
                                                           Increase  % Increase
                                       2004        2003   (Decrease)  (Decrease)
                                  ----------  ----------  ---------- -----------

Homocysteine assay                $ 675,000   $ 266,000   $ 409,000        154%
All other Technologies               81,000     121,000     (40,000)       (33%)
                                  ----------  ----------  ----------
 Total retained royalties         $ 756,000   $ 387,000   $ 369,000         95%
                                  ==========  ==========  ==========

     The increase in revenues from the homocysteine assay was due, in part, to an upfront license fee and royalties earned on one calendar quarter of sales pursuant to the license we granted to Bayer Corporation on October 21, 2004. Other increases in homocysteine assay revenues were from Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") and other previously existing licenses. The first quarter of 2004 included homocysteine assay royalties from a non-recurring royalty audit settlement that partially offset the current year increases. For revenues from all other technologies, increased royalties from a recently producing license were more than offset by reduced royalties due to a license that expired after the first quarter of 2004.

     We believe that revenues from the homocysteine assay will continue to grow, possibly at a substantial rate, but we cannot predict if or when we will succeed in closing additional license agreements and enforcing our patent rights or how the growth in volume will affect assay pricing. In November 2004, we granted Diagnostic Products Corporation a license to perform homocysteine assays that included an upfront license fee and royalties on future assays. (We will include revenues from this new license in the second quarter 2005 and beyond.) We also filed suit against Abbott Laboratories, Inc. for infringement of our homocysteine assay patent and are pursuing other laboratories and diagnostic supply companies performing or manufacturing homocysteine assays to protect our rights to receive royalties on each assay performed. Our U.S. patent that covers the homocysteine assay expires in July 2007.

     Approximately 89% of our retained royalties for first quarter 2005 was from the homocysteine assay Technology. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

     Royalty settlements and awards of $815,000 in the first quarter 2005 were from our share of the award from LabCorp received as a result of the denial on August 5, 2004 by the U.S. Court of Appeals for the Federal Circuit ("CAFC") of LabCorp's petition for a rehearing by the CAFC. (The LabCorp litigation confirmed the validity of our homocysteine assay patent rights.) In addition to the award, we received $105,000 of interest income. On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court - see Part II, Item 1., "Legal Proceedings." (We believe that the probability that LabCourt ultimately will prevail is remote.) We also were granted attorneys fees and court costs in this case, and have filed for reimbursement of such costs related to the appeals. These claims are pending.

     In the first quarter 2004 our royalty settlements and awards of $836,000 were from our non-recourse sale of a portion of our share of the award in the Materna(TM) litigation to generate a total of $900,000 in cash, including $64,000 recorded in interest income.

     Stock dividend of $679,000 in the first quarter 2005, was from our receipt of a dividend from our investee, Melanotan Corporation ("MelanoTan"). In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result, we received 1,252,346 shares of EpiTan common stock (we previously reported in our Form 10-K for the year ended July 31, 2004, that we had received 500,938 shares). Previously, we had licensed our rights to a sunless tanning Technology to MelanoTan and MelanoTan sublicensed the rights to EpiTan. MelanoTan also received shares of EpiTan (MelanoTan has no operations of its own). The Technology may prevent or lessen skin cancer caused by unprotected sun exposure, and EpiTan is in the process of testing and evaluating the Technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

     We estimated the fair value of our EpiTan stock dividend using the closing price of the shares and the exchange rate for converting Australian dollars to U.S. dollars on the date MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the high risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses.

     Settlement with Unilens, net in the first quarter 2004 was from the first installment from Unilens Corp. USA ("Unilens") under our October 2003 settlement of an old receivable from Unilens. Due to Unilens' financial condition and the uncertainty of collecting the installments due from the settlement, we recorded revenue, net of related expenses, in fiscal 2004 when we received payments from Unilens. At July 31, 2004, we reviewed Unilens' financial condition and determined that the entire remaining balance of the receivable was collectible and recorded the net present value of the receivable and related settlement income at July 31, 2004.

     Interest income in the first quarter 2005 includes $105,000 in connection with the LabCorp litigation award and interest earned on our invested cash and cash equivalents. In the first quarter 2004, interest income included $64,000 in connection with our non-recourse sale of a portion of our share of the Materna award and interest earned on our invested cash and cash equivalents. The increase in interest income earned from invested cash and cash equivalents in the current year compared to the prior year is due to significantly higher cash balances and 0.6% per annum higher interest rates this year.

         Expenses

                                      For the three months ended October 31,
                                 -----------------------------------------------
                                                            Increase  % Increase
                                        2004         2003  (Decrease) (Decrease)
                                 ------------ ------------ ---------- ----------
Personnel and other direct
 expenses relating to revenues   $ 1,024,000  $   559,000  $ 465,000       83%
General and administrative
 expenses                            248,000      426,000   (178,000)     (42%)
Patent enforcement expenses, net
 of reimbursements                   170,000       33,000    137,000      415%
                                 ------------ ------------ ----------
 Total expenses                  $ 1,442,000  $ 1,018,000  $ 424,000       42%
                                 ============ ============ ==========

     Personnel and other direct expenses relating to revenues increased due to several factors. Our personnel expenses for the first quarter 2005 increased $409,000 since we have more full-time equivalent employees as we continue to expand our business development efforts, and for salary increases and higher incentive bonus accruals. In addition, other direct expenses relating to revenues increased $56,000 due to costs in connection with collecting additional royalties relating to an ongoing royalty audit and a one-time charge for technical services to support licensing a Technology (which costs are partially recoverable from future licensing revenues, if any), which were partially offset by lower direct costs related to licensing other technologies.

     General and administrative expenses decreased principally due to a $168,000 payment received from our directors' and officers' liability insurance carrier as settlement of our claim for reimbursement of amounts incurred in connection with an investigation by the Securities and Exchange Commission ("SEC"). Costs related to the investigation were previously expensed as incurred. (In addition to the payment, our insurance carrier confirmed that they will provide coverage (in accordance with the terms of the policy) for losses incurred in the SEC litigation (see Part II, Item 1., "Legal Proceedings"). Our carrier also acknowledged that we had met our deductible under our policy relating to this matter. Accordingly, we have recorded amounts incurred relating to the SEC civil suit as a receivable, and not as litigation expenses.

     Patent enforcement expenses, net of reimbursements, increased principally due to our lawsuits against LabCorp, Abbott and Bayer to enforce our homocysteine assay patent rights and our demand for arbitration of our dispute with Palatin Technologies, Inc. (see Part II, Item 1., "Legal Proceedings"). The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Activity related to homocysteine assay patent rights was considerably higher in the first quarter 2005 compared to 2004, but the Fujitsu case was less active in the first quarter 2005.

     Provision for income taxes
     --------------------------

     In the first quarter 2005 we provided $21,000 for our federal income tax liability at our estimated effective annual income tax rate of 2.1%. We have federal and state income tax loss carryforwards to reduce our regular taxable income and income tax liability significantly. We expect our tax liability to be principally for the federal alternative minimum income tax. In the prior year, we incurred a loss for tax purposes but did not record a benefit since we could not conclude that it was more likely than not that we would realize the benefit.


Financial Condition and Liquidity
---------------------------------

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, including legal settlements and awards. In addition, we have the ability to fund our requirements through sales of common stock under an equity financing arrangement (see below). At October 31, 2004, we had no outstanding debt or available credit facility.

     Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

     At October 31, 2004, cash and cash equivalents were $6,663,000, compared to $4,310,000 at July 31, 2004. The increase in cash primarily was due to receiving the LabCorp award, new revenues from homocysteine assays, and sales of our common stock pursuant to our equity financing. Cash provided by operating activities during the three months ended October 31, 2004, was $1,868,000, compared to $919,000 during the same period of the prior year. The increase in cash from operating activities in the current year compared to the prior year resulted principally from our receipt of significant royalties and royalty settlements and awards during the current quarter, including our clients' shares that we will pay to them in January 2005, when they are due. Cash provided by investing activities in the current quarter was $133,000, compared to $76,000 in the same period of the prior year. In the current year we collected more cash on our receivable from Unilens. Cash provided by financing activities in the current year was $352,000, principally from sales of our common stock to Fusion Capital Fund II, LLC ("Fusion Capital") (see below). There was no cash provided by or used in financing activities in the comparable quarter of the prior year.

     In addition to fluctuations in the amounts of royalties and our clients' shares of royalty settlements and awards, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments and fluctuate depending on when royalty receipts and payments are due under our agreements with clients and customers.

     Funding and capital requirements

LabCorp litigation

     On August 5, 2004, the CAFC denied LabCorp's petition for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. and us, (collectively, the "Plaintiffs"). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $921,000 and, accordingly, we recorded $815,000 in royalty settlements and awards and $105,000 in interest income during the quarter. The payment did not include attorneys fees or court costs previously awarded to the Plaintiffs but still under appeal with the court. In addition, our claim for additional attorneys fees and court costs for the appeals is pending.

     On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the "Court") relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) If the Court denies LabCorp's petition, then LabCorp will have no further avenues of appeal. If the Court agrees to hear LabCorp's appeal and if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through October 31, 2004, LabCorp paid us an aggregate of $1,870,483 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote.

Equity Financing

     In February 2004, we entered into an equity financing agreement with Fusion Capital, pursuant to which we can sell Fusion Capital up to $5 million of our common stock, at our option. During the three months ended October 31, 2004, we sold approximately $350,000 of common stock to Fusion Capital, and from November 1 through November 30, 2004, we sold approximately $575,000 of common stock to Fusion Capital. We will use the proceeds for general working capital needs. The aggregate proceeds through November 30, 2004 from sales to Fusion Capital are approximately $1,125,000. Although we have the ability to sell up to $5 million of our common stock to Fusion Capital, we currently estimate that we will sell $2 million in total to Fusion Capital pursuant to the equity financing agreement. However, this estimate could change at any time. In addition, we have the option of entering into another equity financing agreement with Fusion Capital for an additional $5 million upon termination of the current agreement.

General

     The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To sustain profitability, we must license Technologies with sufficient current and long-term revenue streams and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors beyond our control or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, revenues from executing our strategic plan, and the ability to raise funds from sales of our common stock pursuant to our equity financing agreement will be sufficient to meet our current and anticipated operating cash requirements at least through our fiscal year ending July 31, 2006.

     Contingencies

     We are a party to several legal actions and proceedings, both as a plaintiff and as a defendant, for which we cannot predict the final outcomes. These matters have been detailed in prior filings with the SEC. Depending upon the amount and timing, an unfavorable resolution of any or all matters where we are a defendant and/or our incurring significant legal fees and other costs to defend or prosecute any of these actions and proceedings may have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

Other matters

     We believe that we carry adequate liability insurance, directors' and officers' insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential claims that occur in the course of our business.

     On November 10, 2004, we received notification from the American Stock Exchange ("AMEX") that we had evidenced compliance with the requirements necessary for continued listing on the AMEX.

Critical Accounting Estimates
-----------------------------

     There have been no significant changes in our accounting estimates described under the caption "Critical Accounting Estimates," included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended July 31, 2004.

     We estimated the fair value of our EpiTan stock dividend using the closing price of the shares and the exchange rate for converting Australian dollars to U.S. dollars on the date MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the high risk associated with an investment in EpiTan stock, since EpiTan has minimal current revenues and has incurred substantial current and accumulated net losses.

Related Party Transactions
--------------------------

     We previously disclosed that our board of directors had determined that when a director's services are outside the normal duties of a director, we should compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount that we pay a director for attending a one-day Board meeting).

     During the three months ended October 31, 2004 we incurred $10,475 of costs, including expenses, (reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     We do not have any significant market risk other than risks related to our shares of EpiTan common stock. The value of the stock is subject to market fluctuations in the per share price of EpiTan stock as well as foreign currency fluctuations, since EpiTan common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. We received the shares during the quarter ended October 31, 2004, and the unrealized gain to date has been minimal.

Item 4. Controls and Procedures
        -----------------------

     (a)  Evaluation of Disclosure Controls and Procedures
          ------------------------------------------------

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of October 31, 2004.

     (b)  Change in Internal Controls

          There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
        -----------------

     See Notes 2, 8 and 9 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

     The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended October 31, 2004, pursuant to the $5 million equity financing arrangement with Fusion Capital as described in Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We issued all of these securities without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements.

                                           Number of
                                         shares sold            Total cash
                             Date         and issued              received
               -------------------      -------------          ------------

                  August 18, 2004             29,145            $  100,000
                  October 1, 2004             13,617                50,002
                 October 11, 2004             13,664                50,001
                 October 13, 2004             27,282               100,003
                 October 23, 2004             13,330                50,001
                                        -------------          ------------

                                              97,038            $  350,007
                                        =============          ============

Item 6. Exhibits
        --------

A) Exhibits                                                                Page
                                                                           ----
     3.1 By laws of the registrant as amended effective July 27, 2004, filed (on October 29, 2004) as Exhibit 3.2 to registrant's Form
          10-K for the year ended July 31, 2004 and hereby incorporated by reference.

     3.2  By laws of the registrant as amended effective January 14,
          2005.                                                            23-30

    10.1* Employment Agreement by and between Competitive
          Technologies, Inc. and Donald J. Freed dated September 27, 2004, filed (on September 29, 2004) as Exhibit 10.1 to registrant's Form 8-K dated September 27, 2004 and hereby incorporated by reference.

    31.1 Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).               31

    31.2 Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).               32

    32.1 Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).            33

    32.2 Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).            34


       *  Management contract or compensatory plan

                            [Signature page follows]

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

                                                  COMPETITIVE TECHNOLOGIES, INC.
                                                  (the registrant)

                                                  By /s/ John B. Nano
                                                  ------------------------------
                                                  John B. Nano
                                                  President, Chief Executive
Date: December 14, 2004                           Officer and Authorized Signer


                                                  COMPETITIVE TECHNOLOGIES, INC.
                                                  (the registrant)

                                                  By /s/ Michael D. Davidson
                                                  ------------------------------
                                                  Michael D. Davidson
Date: December 14, 2004                           Chief Financial Officer and
                                                  Authorized Signer