Form 10-Q
period 2005-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2005-03-17
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2005
                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696
                                                 ------

                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                 36-2664428
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1960 Bronson Road
Fairfield, Connecticut                                     06824
---------------------------                 ------------------------------------
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

The number of shares of the registrant's common stock outstanding as of March 1, 2005 was 6,821,648 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------


PART I.  FINANCIAL INFORMATION                                                                      Page No.
                                                                                                    --------
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at January 31, 2005 and July 31, 2004..............................3

           Consolidated Statements of Operations for the
              three months ended January 31, 2005 and 2004................................................4

           Consolidated Statements of Operations for the
              six months ended January 31, 2005 and 2004..................................................5

           Consolidated Statement of Changes in Shareholders' Interest
              for the six months ended January 31, 2005...................................................6

           Consolidated Statements of Cash Flows for the
              six months ended January 31, 2005 and 2004..................................................7

           Notes to Consolidated Financial Statements................................................8 - 16

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................16 - 25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................25

Item 4.    Controls and Procedures.......................................................................25


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...................................26

Item 4.    Submission of Matters to a Vote of Security Holders......................................26 - 27

Item 6.    Exhibits......................................................................................27


Signatures...............................................................................................28

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                         COMPETITIVE TECHNOLOGIES, INC.
                          Consolidated Balance Sheets

                                                                         January 31,              July 31,
                                                                            2005                    2004
                                                                         (Unaudited)                 *
                                                                     --------------------    -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 14,136,402            $ 4,309,680
  Receivables                                                                  2,069,981                829,996
  Prepaid expenses and other current assets                                      813,704                209,154
                                                                     --------------------    -------------------
    Total current assets                                                      17,020,087              5,348,830

Deferred equity financing costs, net                                             234,473                866,302
Non-current receivable, net                                                            -                394,133
Intangible assets acquired, net                                                   45,360                 52,150
Property and equipment, net                                                       39,486                 19,392
                                                                     --------------------    -------------------
      TOTAL ASSETS                                                          $ 17,339,406            $ 6,680,807
                                                                     ====================    ===================

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Accounts payable                                                             $ 262,039              $ 162,913
  Accrued expenses and other liabilities                                       5,781,344              1,579,376
                                                                     --------------------    -------------------
    Total current liabilities                                                  6,043,383              1,742,289
                                                                     --------------------    -------------------
Commitments and contingencies                                                          -                      -
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920                                       60,675                 60,675
    shares authorized, 2,427 shares issued and outstanding
  Common stock, $.01 par value, 20,000,000                                        68,109                 63,492
    shares authorized, 6,810,896 and 6,349,189
    shares issued, respectively
  Capital in excess of par value                                              29,031,369             27,560,312
  Accumulated deficit                                                        (17,820,793)           (22,745,961)
  Accumulated other comprehensive income                                           3,073                      -
                                                                     --------------------    -------------------
                                                                              11,342,433              4,938,518
  Treasury stock, at cost, 4,248 shares                                          (46,410)                     -
                                                                     --------------------    -------------------

    Total shareholders' interest                                              11,296,023              4,938,518

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                                            $ 17,339,406            $ 6,680,807
                                                                     ====================    ===================

                                              See accompanying notes

* Balances were derived from the July 31, 2004 audited balance sheet.


                            PART I. FINANCIAL INFORMATION (Continued)
                            -----------------------------------------

                                 COMPETITIVE TECHNOLOGIES, INC.
                              Consolidated Statements of Operations
                                           (Unaudited)


                                                                  Three months ended
                                                                       January 31,
                                                                  2005                    2004
                                                      -----------------       -----------------
Revenues
Retained royalties                                         $ 6,686,588               $ 698,055
Royalty settlements and awards                                       -                 231,986
Settlement with Unilens, net                                         -                  86,487
Interest income                                                 64,287                  21,175
Other income                                                    32,512                       -
                                                      -----------------       -----------------
                                                             6,783,387               1,037,703
                                                      -----------------       -----------------

Expenses
Personnel and other direct expenses
  relating to revenues                                       2,095,467                 588,085
General and administrative expenses                            566,891                 371,157
Patent enforcement expenses, net of
  reimbursements                                               113,711                  14,174
                                                      -----------------       -----------------
                                                             2,776,069                 973,416
                                                      -----------------       -----------------

Income before income taxes                                   4,007,318                  64,287
Provision for income taxes                                      49,975                       -
                                                      -----------------       -----------------
Net income                                                 $ 3,957,343                $ 64,287
                                                      =================       =================

Net income per common share:
  Basic                                                         $ 0.60                  $ 0.01
                                                      =================       =================
  Assuming dilution                                             $ 0.54                  $ 0.01
                                                      =================       =================

Weighted average number of common shares outstanding:
  Basic                                                      6,633,440               6,207,631
  Assuming dilution                                          7,352,821               6,398,726

                                    See accompanying notes

                    -----------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Six months ended
                                                         January 31,
                                                     2005                 2004
                                          -----------------    -----------------

Revenues
Retained royalties                             $ 7,442,357          $ 1,084,954
Royalty settlements and awards                     815,492            1,067,773
Stock dividend                                     679,149                    -
Settlement with Unilens, net                             -              160,236
Interest income                                    212,845               87,849
Other income                                        64,561                    -
                                          -----------------    -----------------
                                                 9,214,404            2,400,812
                                          -----------------    -----------------

Expenses
Personnel and other direct expenses
  relating to revenues                           3,119,206            1,146,894
General and administrative expenses                814,871              797,327
Patent enforcement expenses, net of
  reimbursements                                   284,424               47,011
                                          -----------------    -----------------
                                                 4,218,501            1,991,232
                                          -----------------    -----------------

Income before income taxes                       4,995,903              409,580
Provision for income taxes                          70,735                    -
                                          -----------------    -----------------
Net income                                     $ 4,925,168            $ 409,580
                                          =================    =================

Net income per common share:
  Basic                                             $ 0.76               $ 0.07
                                          =================    =================
  Assuming dilution                                 $ 0.70               $ 0.07
                                          =================    =================

Weighted average number of common
shares outstanding:
  Basic                                          6,516,872            6,204,488
  Assuming dilution                              7,027,121            6,300,036

               See accompanying notes


                                     PART I. FINANCIAL INFORMATION (Continued)
                                     -----------------------------------------

                                          COMPETITIVE TECHNOLOGIES, INC.
                            Consolidated Statement of Changes in Shareholders' Interest
                                     For the six months ended January 31, 2005
                                                    (Unaudited)


                  Preferred Stock     Common Stock
              -------------------- -------------------                             Accumulated
                   Shares                                Capital                     other                                Total
               issued and            Shares            in excess of  Accumulated  comprehensive              Treasury  Shareholders'
              outstanding  Amount    issued   Amount     par value     Deficit       income       Subtotal     Stock      Interest
              ----------- -------- ---------- -------- ------------ ------------- ------------- ------------ --------- -------------

Balance -
 August 1,
 2004              2,427  $60,675  6,349,189  $63,492  $27,560,312  $(22,745,961)           $-   $4,938,518        $-    $4,938,518

Exercise of
 common stock
 options               -        -    109,699    1,097      566,890             -             -      567,987         -       567,987
Common stock
 received on
 exercise of
 common stock
 options               -        -          -        -            -             -             -            -   (46,410)      (46,410)
Exercise of
 common stock
 warrants              -        -     37,171      372         (372)            -             -            -         -             -
Stock issued
 under 401(k)
 Plan                  -        -     25,056      251       99,722             -             -       99,973         -        99,973
Stock issued
 to Directors          -        -      6,920       69       74,931             -             -       75,000         -        75,000
Sales and
 issuances of
 stock in equity
 financing             -        -    282,861    2,828    1,409,711             -             -    1,412,539         -     1,412,539
Amortization
 of deferred
 equity financing
 costs                 -        -          -        -     (679,825)            -             -     (679,825)        -      (679,825)
Net unrealized
 gain on
 securities            -        -          -        -            -             -         3,073        3,073         -         3,073
Net income             -        -          -        -            -     4,925,168             -    4,925,168         -     4,925,168
              ----------- -------- ---------- -------- ------------ ------------- ------------- ------------ --------- -------------
Balance -
 January 31, 2005  2,427  $60,675  6,810,896  $68,109  $29,031,369  $(17,820,793)       $3,073  $11,342,433  $(46,410)  $11,296,023
              =========== ======== ========== ======== ============ ============= ============= ============ ========= =============

        See accompanying notes


                    PART I. FINANCIAL INFORMATION (Continued)
                    -----------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six months ended
                                                               January 31,
                                                         2005               2004
                                                  ---------------     --------------
Cash flows from operating activities:
Net income                                            $4,925,168           $409,580
 Noncash and other expenses (income)
    included in net income:
      Depreciation and amortization                       17,874             30,875
      Stock compensation accrued                          87,500             33,266
      Stock dividend                                    (679,149)                 -
      Other                                              (33,085)          (154,070)
 (Increase) decrease in current assets:
      Receivables                                     (1,146,814)            59,994
      Prepaid expenses and other current assets           77,672            122,885
 Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses
        and other liabilities                          4,339,492           (599,072)
                                                  ---------------     --------------
Net cash provided by (used in) operating
 activities                                            7,588,658            (96,542)
                                                  ---------------     --------------

Cash flows from investing activities:
  Purchases of property and equipment                    (31,178)                 -
  Collection on Unilens receivable, net                  335,126            160,235
  Other                                                        -              2,364
                                                  ---------------     --------------
Net cash provided by investing activities                303,948            162,599
                                                  ---------------     --------------

Cash flows from financing activities:
  Proceeds from exercises of stock options               521,577             26,958
  Proceeds from sales of common stock                  1,412,539                  -
                                                  ---------------     --------------
Net cash provided by financing activities              1,934,116             26,958
                                                  ---------------     --------------

Net increase in cash and cash equivalents              9,826,722             93,015
Cash and cash equivalents at beginning of year         4,309,680          1,504,295
                                                  ---------------     --------------
Cash and cash equivalents at end of period           $14,136,402         $1,597,310
                                                  ===============     ==============
              See accompanying notes

                         COMPETITIVE TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation
         ---------------------

         The interim consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

         Competitive Technologies, Inc. ("CTT") and its majority owned subsidiary (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, electronic, physical, and nano (microscopic particles) science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients' technologies. The consolidated financial statements include the accounts of CTT and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year accompanying unaudited consolidated financial statements have been reclassified to conform to the current year's presentation.

         We believe we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the full year.

         You should read the interim unaudited consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2004. This report is available on our website at www.competitivetech.net.


2.       Legal Settlements and New Licenses Granted
         ------------------------------------------

         Abbott Laboratories, Inc.

         In December 2004, we granted Abbott Laboratories, Inc. ("Abbott") a license to sell tests used to measure homocysteine levels. The license settled litigation we filed previously against Abbott in the U.S. District Court for the District of Colorado, alleging infringement of our patents covering homocysteine assays. (The litigation was dismissed with prejudice on December 20, 2004, after the license was signed.) The license relieves Abbott's customers from their obligation to pay us royalties on tests performed using the Abbott assay. The license also releases Abbott's customers of any obligation to pay royalties to us for homocysteine tests performed using Abbott assays in the past, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

         Pursuant to the license, Abbott agreed to pay us an upfront license fee, certain "Milestone Fees" (as defined in the license), and per test royalties on homocysteine assay sales in the U.S. after January 1, 2006. In January 2005, upon receipt, we recorded $5.2 million in retained royalties, representing our share of the upfront license fee. This fee is non-refundable and is not creditable against future royalties. Milestone Fees, our share of which is $800,000 each, will be paid to us on January 31, 2006 and 2007, as long as our patent is valid and enforceable. We are accruing the present value of the aggregate of the Milestone Fees in retained royalties in calendar 2005.
No per test royalties are payable in calendar 2005.

         Diagnostic Products Corporation

         Effective November 1, 2004, we granted Diagnostic Products Corporation ("DPC") a license to sell tests used to measure homocysteine levels. The license relieves DPC's customers from their obligation to pay us royalties on tests performed using DPC's products. The license also releases DPC's customers of any obligation to pay royalties to us for homocysteine tests performed using DPC's assays in the past, but does not entitle them to any refund of any royalties previously paid to us. Pursuant to the license, DPC paid us an upfront gross license fee of $1,375,000. This fee is non-refundable and is not creditable against future royalties. In addition, DPC is paying per test royalties on sales of homocysteine assays from November 1, 2004. We recorded our share of the upfront license fee and accrued royalties during the quarter ended January 31, 2005. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

         Bayer Corporation

         On October 21, 2004, we granted Bayer Corporation, et al, ("Bayer") a license under which Bayer agreed to pay us an upfront license fee and royalties on sales of homocysteine assays beginning July 1, 2004. This fee is non-refundable and is not creditable against future royalties. This license settled a complaint we filed previously against Bayer alleging infringement of our patent covering homocysteine assays. (The litigation was dismissed with prejudice after the license was signed.) We recorded our share of the license fee in the quarter ended October 31, 2004, and have recorded royalties when they were earned.

         Other

         New licenses signed in the current fiscal year relating to homocysteine testing generally provide for a royalty to be paid to us based on a fixed fee per test. The amount of the fixed fee is determined based on estimated volume.

         Federal Insurance Company

         Effective October 13, 2004, Federal Insurance Company ("Federal") agreed to pay us $167,500 and acknowledged that the deductible under our insurance policy was deemed satisfied for purposes of a civil suit filed against CTT by the Securities and Exchange Commission ("SEC"). We recorded the payment as a reduction of litigation expenses, which are included in general and administrative expenses, in the quarter ended October 31, 2004. In addition, on September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, agreed to accept coverage for losses, including defense costs, as a result of the SEC's civil suit, according to the terms of the policy. Accordingly, we have not recorded any significant costs in the current fiscal year relating to the SEC civil suit.

3.       Royalty Settlements and Awards
         ------------------------------

         On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit ("CAFC") denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. and us (collectively, the "Plaintiffs"). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty settlements and awards and $105,060 in interest income during the quarter ended October 31, 2004. The payment did not include attorneys' fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case; however, we have not yet received payment. Our claim for additional attorneys' fees and court costs related to the appeals process is still pending.

         On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the "Court") relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General's Office (the "SGO") to file a brief in this case expressing its views on the question of the patentability of method patents of this type. The SGO's decision is not expected for several months. They may elect to file a brief or may opt not to file a brief. If the Court denies LabCorp's petition, then LabCorp will have no further avenues of appeal. If the Court agrees to hear LabCorp's appeal, and remands the case to the District Court, and then if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through January 31, 2005, LabCorp paid us an aggregate of $1,909,276 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote.

         In the prior year, effective November 17, 2003, we sold $312,500 plus subsequent interest of a patent infringement judgment award to a shareholder for $250,000 in cash. As a result of this transaction, we recorded $231,986 in royalty settlements and awards and $18,014 in interest income in November 2003. Effective October 30, 2003, we sold $1,125,000 plus subsequent interest of the same patent infringement judgment award to an outside party for $900,000 in cash. As a result of this transaction, we recorded $835,787 in royalty settlements and awards and $64,213 in interest income in October 2003.


4.       Stock Dividend
         --------------

         In October 2004, our investee, Melanotan Corporation ("MelanoTan"), in which we have a 20.9% ownership, paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result, we received 1,252,346 shares of EpiTan common stock. We previously licensed our rights to a sunless tanning technology to MelanoTan and MelanoTan sublicensed the rights to EpiTan (MelanoTan has no operations of its own). MelanoTan also received shares of EpiTan. The technology may prevent or lessen skin cancer caused by unprotected sun exposure, and EpiTan is in the process of testing and evaluating the technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

         We estimated the fair value of the EpiTan stock dividend using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the high risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income and included the asset in prepaid expenses and other current assets, since we are restricted from trading the shares. Unrealized market price and foreign exchange gains or losses relating to the shares have been included in other comprehensive income in shareholders' interest. Other comprehensive income (loss) was ($13,603) and $3,073, respectively, for the three and six months ended January 31, 2005, and comprehensive income was $3,943,740 and $4,928,241, respectively, for the three and six months ended January 31, 2005.


5.       Net Income Per Common Share
         ---------------------------

         The following sets forth our computations of basic and diluted net income per common share.

                                                      Three months ended                   Six months ended
                                                          January 31,                         January 31,
                                                 -----------------------------      -----------------------------
                                                        2005             2004              2005             2004
                                                 ------------     ------------      ------------     ------------
Denominator for basic net income per common
share, weighted average common shares
outstanding                                        6,633,440        6,207,631         6,516,872        6,204,488

Dilutive effect of warrants and employees' and
directors' common stock options
                                                     719,381          191,095           510,249           95,548
                                                 ------------     ------------      ------------     ------------

Denominator for net income per common share,
assuming dilution                                  7,352,821        6,398,726         7,027,121        6,300,036
                                                 ============     ============      ============     ============

         At January 31, 2005 and 2004, respectively, stock options and warrants to purchase 114,500 and 573,428 shares of common stock were outstanding but were not included in the computation of earnings per share because the exercise prices were greater than the weighted average share prices for the quarters, making them anti-dilutive (total options and warrants outstanding were 1,278,096 and 1,113,717, respectively).

6.       Stock-Based Compensation
         ------------------------

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

         Under the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," we are required to disclose the impact on net income if we had used a fair value method, as defined, to account for grants of stock options. Using the fair value method, as defined, our results would have been:

                                                          Three months ended                           Six months ended
                                                              January 31,                                 January 31,
                                                 --------------------------------------     --------------------------------------
                                                            2005                 2004                  2005                2004
                                                 -----------------     ----------------     ----------------      ----------------

Net income, as reported                            $   3,957,343         $     64,287        $    4,925,168         $    409,580

Deduct:  Pro forma compensation expense for
stock options granted using a fair value method
                                                        (92,422)            (125,206)              (189,147)            (224,405)
                                                 -----------------     ----------------     -----------------     ----------------

Pro forma net income (loss)                        $   3,864,921         $   (60,919)        $    4,736,021         $    185,175
                                                 =================     ================     =================     ================

Basic income (loss) per common share:
         As reported                               $        0.60         $       0.01        $         0.76         $       0.07
                                                 =================     ================     =================     ================
         Pro forma                                 $        0.58         $      (0.01)       $         0.73         $       0.03
                                                 =================     ================     =================     ================

Income (loss) per common share, assuming dilution:
         As reported                               $        0.54         $       0.01        $         0.70         $       0.07
                                                 =================     ================     =================     ================
         Pro forma                                 $        0.53         $      (0.01)       $         0.67         $       0.03
                                                 =================     ================     =================     ================


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

7.       Common Stock Sales Pursuant to Equity Financing
         -----------------------------------------------

         Pursuant to our equity financing agreement with Fusion Capital Fund II ("Fusion Capital"), we sold and issued the following shares to Fusion Capital since July 31, 2004:

                                                   Cash        Shares       Shares          Total
                                               Received          Sold       Issued         Shares
                                         ---------------   -----------    ---------     ----------
Three months ended October 31, 2004       $   350,007         94,558         2,480         97,038
Three months ended January 31, 2005         1,062,532        178,296         7,527        185,823
                                         ---------------   -----------    ---------     ----------

Six months ended January 31, 2005          $1,412,539        272,854        10,007        282,861
                                         ===============   ===========    =========     ==========

         We are using the proceeds for general working capital needs. The aggregate proceeds through January 31, 2005 from sales to Fusion Capital pursuant to the equity financing agreement are approximately $1,613,000. In addition, we amortized $511,374 and $679,825, respectively, for the three and six months ended January 31, 2005, of deferred equity financing costs against capital in excess of par value. (During the three months ended January 31, 2005, we also increased deferred equity financing costs by $47,996.) We will amortize the remaining net balance of deferred equity financing costs of $234,473 against capital in excess of par value as we sell common stock to Fusion Capital in the future.

         On January 20, 2005, our advisor for the Fusion Capital financing exercised their warrant to acquire 57,537 shares of our common stock. We had issued the warrant to them on February 25, 2004 as part of their consideration for their assistance in arranging the transaction with Fusion Capital. Our advisor elected a cashless exercise pursuant to the terms of the warrant, and we issued 37,171 shares of common stock to them, after withholding 20,366 shares tendered as payment for the exercise price of the warrant. We determined the number of shares to withhold based on a per share price of $12.275 (the average per share price on January 20, 2005, the exercise date), as provided in the warrant. These shares are restricted for resale since they have not been registered under the Securities Act of 1933, and have been appropriately legended.


8.       Receivables
         -----------

         Receivables consist of the following:

                                       January 31,                 July 31,
                                              2005                     2004
                              ---------------------    ---------------------

Royalties                      $         1,431,852      $           453,138
Unilens receivable, net                    450,236                  357,064
Other                                      187,893                   19,794
                              ---------------------    ---------------------

Receivables                    $         2,069,981      $           829,996
                              =====================    =====================

9.       Accrued expenses and other liabilities
         --------------------------------------

         Accrued expenses and other liabilities consist of the following:

                                              January 31,             July 31,
                                                     2005                 2004
                                         -----------------    -----------------

Accrued royalties payable                 $     3,881,669      $       625,908
Accrued compensation                            1,497,101              534,945
Accrued professional fees                         283,795              294,100
Accrued other                                     118,779              124,423
                                         -----------------    -----------------

Accrued expenses and other liabilities    $     5,781,344      $     1,579,376
                                         =================    =================

         The increase in royalties payable since July 31, 2004 is the result of increased royalties from new homocysteine licenses collected on behalf of our clients. In February 2005, we paid approximately $2,700,000 of accrued royalties payable to our clients at January 31, 2005.


10.      Contingencies
         -------------

         Occupational Safety and Health Administration ("OSHA")

         On February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, by terminating Wil Jacques and Scott Bechtel in June 2003. Jacques and Bechtel contend that they were improperly terminated for raising concerns about financial reporting. CTT contends that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, and that the conclusions drawn by OSHA are legally erroneous. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. CTT denies that it is liable to the complainants in any amount.

         The OSHA finding does not constitute a final agency order. In accordance with law and regulation, on February 11, 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge of the U.S. Department of Labor. The hearing preliminarily is scheduled to begin in mid April 2005. We welcome the opportunity to conduct full discovery of the complainants' claims and alleged damages, and to vigorously present our case before a neutral fact finder. We cannot predict the amount of legal fees or other expenses that we will incur relating to this matter.

         Axis-Shield

         On February 1, 2005, we filed a complaint alleging infringement of our patent covering homocysteine assays against Axis-Shield plc and Axis-Shield, ASA, (collectively, "Axis-Shield"), in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Axis-Shield was served notice of our complaint on February 7, 2005. Also on February 7, 2005, we were served notice that Axis-Shield had filed a complaint against CTT on November 10, 2004, in the U.S. District Court for the District of Connecticut seeking declaratory relief that our patent covering homocysteine assays was invalid and that Axis-Shield has not infringed and is not infringing on our patent covering homocysteine assays. In addition, Axis-Shield alleges that CTT has engaged in unfair competition by threats of and actual litigation in the health industry, and seeks general, compensatory and exemplary damages, and attorneys fees, court costs and other remuneration at the option of the court. We do not believe that the Axis-Shield complaint has any merit. Further action in these cases is pending.

         Bio-Rad Laboratories, Inc.

         On December 23, 2004, we filed a complaint alleging infringement of our patent covering homocysteine assays against Bio-Rad Laboratories, Inc., ("BioRad"), in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. BioRad was served notice of our complaint in January 2005. Further action in this case is pending.

         Palatin Technologies, Inc.

         On October 27, 2004, we notified Palatin Technologies, Inc. ("Palatin") that we were demanding arbitration as a result of our belief that Palatin was in material breach of their license agreement with us for their exclusive use of our technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Under the terms of our license agreement with Palatin, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. ("King"), included in a $20 million Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received the $20 million from King, but we have not received any funds from Palatin relating to this sublicense. Our license with Palatin provides for binding arbitration of disputes. The arbitration hearing tentatively is scheduled to begin in June 2005.

         Fujitsu

         On March 1, 2005, the University of Illinois appealed the summary judgment that was granted on July 1, 2004, in favor of Fujitsu. On September 20, 2004, the judge in the Fujitsu litigation entered a stipulated order staying certain issues relating to the case, including the counterclaims, pending resolution of the appeal of the summary judgment. Further action in this case is pending.

         We cannot predict the final outcomes to our legal actions and proceedings, nor are we able to estimate the legal expenses or potential losses we may incur, or possible damages we may recover in any of these legal actions and proceedings, if any. We have not recorded any potential losses or income in our financial statements to date. We record expenses in connection with these matters as they are incurred. An unfavorable resolution of any or all matters where we are a defendant, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending upon the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

         We believe that we carry adequate liability insurance, directors' and officers' insurance, casualty insurance (for owned or leased tangible assets), and other insurance to cover us against potential claims that occur in the normal course of our business.

11.      Recently Issued Accounting Pronouncements
         -----------------------------------------

         In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for share-based payments. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, and are currently evaluating the transition method to use and considering the effects that adopting this statement will have on our financial statements. Upon adoption beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding but vesting after August 1, 2005, over their respective remaining vesting periods. For outstanding but unvested awards at January 31, 2005, we expect to record compensation expense of $172,000 and $76,000, respectively, in fiscal 2006 and 2007. Recognizing compensation expense for share-based payments awarded on or after August 1, 2005, will reduce our net income in the future, but we cannot estimate the amount of that reduction, which will depend on the number of stock options awarded, option vesting periods, and other factors used in estimating the fair value of awards granted in the future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

         Certain statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in this Form 10-Q, the words "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, growth strategies, operating performance, industry trends, and other risks and uncertainties inherent in our business, including those set forth in Item 7 under the caption "Risk Factors," in our Annual Report on Form 10-K for the year ended July 31, 2004, filed with the Securities and Exchange Commission ("SEC") on October 29, 2004, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview
--------

         We are a full service technology transfer and licensing provider focused on the technology needs of our customers and transforming those requirements into commercially viable solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their technologies, and they become our clients, for whom we find markets for the technologies. We also develop relationships with those who have a need or use for specific technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life, electronic, nano, and physical sciences developed by universities, companies and inventors, and match our customers' needs with our clients' technologies. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

         We earn revenues primarily from licensing our clients' and our intellectual property rights, principally patents and inventions (collectively, the "Technology"), to our customers (licensees). Our customers pay us royalties based on their use of the Technology, and we share those royalties with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which occurs when we receive periodic royalty reports from our customers listing their sales of licensed products and the royalties we earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

         For the three and six months ended January 31, 2005, we had a concentration of revenues derived from homocysteine assays, on which the patent expires in July 2007. Revenues relating to licenses for the homocysteine assay, excluding upfront license fees, continue to grow, and we believe that this trend will continue, but we cannot predict the magnitude of growth or if or when we will succeed in closing additional license agreements and enforcing our patent rights. In December 2004, we filed a complaint alleging infringement of our homocysteine assay patent against Bio-Rad Laboratories, Inc. ("BioRad") in the U.S. District Court for the District of Colorado. In February 2005, we also filed a complaint alleging infringement of our homocysteine assay patent against Axis-Shield plc and Axis-Shield, ASA, (collectively "Axis-Shield") in the U.S. District Court for the District of Colorado. Also in February 2005, we were served notice that Axis-Shield had filed a complaint against us on November 10, 2004, in the U.S. District Court for the District of Connecticut claiming that our homocysteine assay patent is invalid, that Axis-Shield has not infringed and does not infringe our homocysteine assay patent, and that we have engaged in unfair competition by threats of and actual litigation in the health industry. We do not believe that the Axis-Shield complaint has any merit. Further action in these cases is pending.

         Because we have rounded all amounts in this Item 2 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three Months Ended January 31, 2005 (Second Quarter
2005) vs. Three Months Ended January 31, 2004 (Second Quarter 2004)
---------------------------------------------------------------------------

Summary of Results

         Net income for the second quarter 2005 was $3,957,000, or $0.54 per diluted share, compared to net income of $64,000, or $0.01 per diluted share, for the second quarter 2004, an improvement of $3,893,000, or $0.53 per diluted share.

         Revenues
         --------

         In the second quarter 2005, total revenues were $6,783,000, compared to $1,038,000 for the second quarter 2004, an increase of $5,745,000, or 554%.

         Retained royalties for the second quarter 2005 were $6,687,000, which was $5,989,000, or 858% higher than the $698,000 reported in the second quarter 2004. The following compares retained royalty revenues by Technology in the second quarter 2005 with the second quarter 2004.

                                               For the three months ended January 31,
                            ----------------------------------------------------------------------
                                                                          Increase     % Increase
                                         2005               2004        (Decrease)     (Decrease)
                            ------------------  -----------------  ---------------- --------------

Homocysteine assay            $     6,359,000     $      135,000    $   6,224,000         4,610%
Gallium arsenide                      133,000            105,000           28,000            27%
Ethyol                                     --            300,000         (300,000)         (100%)
All other Technologies                195,000            158,000           37,000            23%
                            ------------------  -----------------  ----------------
  Total retained royalties    $     6,687,000     $      698,000    $   5,989,000           858%
                            ==================  =================  ================

         The increase in revenues from the homocysteine assay was due principally to our $5.2 million share of an upfront license fee received in January 2005 from the license we granted to Abbott Laboratories, Inc. ("Abbott") in December 2004, and an upfront license fee from the license we granted to Diagnostic Products Corporation ("DPC") in November 2004. In addition, revenues increased from royalties earned on those licenses and the license we granted to Bayer Corporation ("Bayer") in October 2004. We expect to report Ethyol royalties in the third and fourth quarters 2005 rather than the second and third quarters, as in 2004. The increase in gallium arsenide revenues resulted principally from a decrease in the Japanese tax withholding rate pursuant to a change in the tax treaty between the U.S.A. and Japan. For revenues from all other technologies, higher royalties from a recently producing license more than offset royalty reductions due to expired licenses.

         Approximately 95% of our retained royalties for second quarter 2005 was from the homocysteine assay Technology, on which the patent expires in July 2007. In addition, a significant portion of these homocysteine royalties was from nonrecurring, upfront license fees. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

         Royalty settlements and awards in the second quarter 2004 were from our sale of a portion of the pending Materna(TM) litigation award to generate $250,000 of cash, including $18,000 in interest income. There were no settlements and awards in the second quarter 2005.

         Settlement with Unilens, net, in the second quarter 2004, was from the second installment from Unilens Corp. USA ("Unilens") under our October 2003 settlement of an old receivable from Unilens. Due to Unilens' financial condition and the uncertainty of collecting the installments due from the settlement, we recorded revenue, net of related expenses, in fiscal 2004 when we received payments from Unilens. At July 31, 2004, we reviewed Unilens' financial condition and determined that the entire remaining balance of the receivable was collectible, and recorded the net present value of the receivable and related settlement income at July 31, 2004. Thus, in fiscal 2005 we will record only minimal interest income related to the settlement.

         Interest income in the second quarter 2005 was higher than in the second quarter 2004 principally due to significantly higher cash balances. In the second quarter 2004, interest income included $18,000 in connection with our sale of a portion of the pending Materna litigation award, and interest earned on our invested cash and cash equivalents.

         Expenses
         --------
                                                                For the three months ended January 31,
                                              ---------------------------------------------------------------------
                                                                                        Increase        % Increase
                                                       2005             2004          (Decrease)        (Decrease)
                                              --------------    -------------     ---------------    --------------
Personnel and other direct expenses
   relating to revenues                         $ 2,095,000      $   588,000       $   1,507,000            256%
General and administrative expenses                 567,000          371,000             196,000             53%
Patent enforcement expenses, net of
   reimbursements                                   114,000           14,000             100,000            714%
                                              --------------    -------------     ---------------
  Total expenses                                $ 2,776,000      $   973,000       $   1,803,000            185%
                                              ==============    =============     ===============

         Personnel and other direct expenses relating to revenues increased due to several factors. Personnel expenses for the second quarter 2005 increased $1,419,000 over the prior year. The increase was due principally to estimated bonus and commission accruals recorded pursuant to our Incentive Compensation Plan that increased $1,166,000 compared with the second quarter 2004. Our personnel expenses also increased because we have more employees, and for certain salary increases. In addition, other direct expenses increased $88,000 due to costs incurred in connection with efforts to collect disputed royalties determined by a royalty audit, costs related to licensing our homocysteine assay to others and other costs to maintain certain technologies.

         General and administrative expenses increased principally due to increases of $62,000 in public company expenses, $57,000 in directors' fees and expenses, and $40,000 in travel expenses. Public company expenses include costs relating to our annual report, proxy, and annual meeting, all of which increased in the current year compared to the prior year. In addition, we incurred increased costs for investor relations and travel to present CTT to current and potential investors across the country. The principal reason for the increase in directors' fees and expenses was the reversal of a $44,000 overaccrual in the prior year that we did not have in the current year. We accrue the estimated stock compensation expense relating to our 1996 Directors' Stock Participation Plan during the calendar year. In January we record the difference between the estimated expense and the actual expense when we issue the shares to the directors. The estimate will differ from the actual if our share price on the first business day of January is less than $6.00 per share.

         Patent enforcement expenses, net of reimbursements, increased principally due to our lawsuits against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp"), Abbott, BioRad and Axis-Shield to enforce our homocysteine assay patent rights, and our demand for arbitration of our dispute with Palatin Technologies, Inc. ("Palatin"). The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Activity related to homocysteine assay patent rights was higher in the second quarter 2005 compared to 2004, and we initiated the Palatin arbitration in early fiscal 2005.

         Provision for income taxes
         --------------------------

         In prior years, we generated significant federal and state income tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes. Due to our current year income before income taxes, we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, since we expect to be subject to the federal alternative minimum income tax ("AMT"), we provided $50,000 in the second quarter of 2005 principally for our estimated federal AMT liability.

         The NOLs are an asset to us since we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. As a result of the income we earned for the six months ended January 31, 2005, we reversed $1,814,000 of the valuation allowance in the second quarter of 2005 and recorded a provision for income taxes of the same amount. The effective tax rate of the provision for the second quarter of 2005 was 45.3%. We expect our effective tax rate for fiscal year 2005 will be approximately 36.3%. The difference between the actual rate and the effective rate for the second quarter of 2005 was due principally to intraperiod tax allocation.

Results of Operations - Six Months Ended January 31, 2005 (First Half of 2005) vs. Six Months Ended January 31, 2004 (First Half of 2004)
------------------------------------------------------------------------------

Summary of Results

         Net income for the first half 2005 was $4,925,000, or $0.76 per diluted share, compared to net income of $410,000, or $0.07 per diluted share, for the first half of 2004, an improvement of $4,515,000, or $0.69 per diluted share.

         Revenues
         --------

         In the first half of 2005, total revenues were $9,214,000, compared to $2,401,000 for the first half of 2004, an increase of $6,814,000, or 284%.

         Retained royalties for the first half of 2005 were $7,442,000, which was $6,357,000, or 586% higher than the $1,085,000 reported in the first half of 2004. The following compares retained royalty revenues by Technology in the first half of 2005 with the first half of 2004.

                                                 For the six months ended January 31,
                            ------------------------------------------------------------------
                                                                      Increase     % Increase
                                         2005              2004      (Decrease)    (Decrease)
                            ------------------ ----------------- ---------------- ------------
Homocysteine assay            $     7,035,000    $      401,000   $   6,634,000     1,654%
Gallium arsenide                      138,000           112,000          26,000        23%
Ethyol                                     --           300,000        (300,000)     (100%)
All other Technologies                269,000           272,000          (3,000)       (1%)
                            ------------------ ----------------- ----------------
  Total retained royalties    $     7,442,000    $    1,085,000   $   6,357,000       586%
                            ================== ================= ================

         The increase in revenues from the homocysteine assay was due principally to our $5.2 million share of the upfront license fee received in January 2005 from the license we granted to Abbott in December 2004, and upfront license fees from the licenses we granted to DPC and Bayer. Revenues also increased from royalties earned to date on those licenses. We expect to report Ethyol royalties in the third and fourth quarters of 2005 rather than the second and third quarters, as in 2004. The increase in gallium arsenide revenues resulted principally from a decrease in the Japanese tax withholding rate pursuant to a change in the tax treaty between the U.S.A. and Japan. For revenues from all other technologies, higher royalties from a recently producing license were offset by royalty reductions due to expired licenses.

         Approximately 95% of our retained royalties for first half of 2005 was from the homocysteine assay Technology, on which the patent expires in July 2007. In addition, a significant portion of these homocysteine royalties was from nonrecurring, upfront license fees. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

         Royalty settlements and awards of $815,000 in the first half of 2005 were from our share of an award received from LabCorp. (The LabCorp litigation confirmed the validity of our homocysteine assay patent rights.) In addition to the award, we received $105,000 of interest income. On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court relating to this case, and on February 28, 2005, the Court invited the Solicitor General's Office to file a brief in this case expressing its views on the question of the patentability of method patents of this type. For further discussion, see Note 3 to the accompanying unaudited condensed consolidated financial statements.

         In the first half of 2004 our royalty settlements and awards of $1,068,000 were from our sale of a portion of our share of the pending Materna litigation award to generate $1,150,000 of cash, including $82,000 recorded in interest income.

         Stock dividend of $679,000 in the first half of 2005 was from our receipt of a dividend from our investee, Melanotan Corporation ("MelanoTan"), in which we have a 20.9% ownership. In October 2004, Melanotan paid its shareholders a dividend in the form of shares of stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result, we received 1,252,346 shares of EpiTan common stock. We previously licensed our rights to a sunless tanning technology to MelanoTan and MelanoTan sublicensed the rights to EpiTan (MelanoTan has no operations of its own). MelanoTan also received shares of EpiTan. The technology may prevent or lessen skin cancer caused by unprotected sun exposure, and EpiTan is in the process of testing and evaluating the technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

         We estimated the fair value of our EpiTan stock dividend using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the high risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses.

         Settlement with Unilens, net, in the first half of 2004, was from installments from Unilens under our October 2003 settlement of an old receivable from Unilens. Due to Unilens' financial condition and the uncertainty of collecting the installments due from the settlement, we recorded revenue, net of related expenses, in fiscal 2004 when we received payments from Unilens. At July 31, 2004, we reviewed Unilens' financial condition and determined that the entire remaining balance of the receivable was collectible, and recorded the net present value of the receivable and related settlement income at July 31, 2004. Thus, in fiscal 2005 we will record only minimal interest income related to the settlement.

         Interest income in the first half of 2005 includes $105,000 in connection with the LabCorp litigation award and interest earned on our invested cash and cash equivalents. In the first half of 2004, interest income included $82,000 in connection with our sales of portions of our share of the pending Materna litigation award, and interest earned on our invested cash and cash equivalents. The increase in interest income earned from invested cash and cash equivalents in the current year compared to the prior year is due principally to significantly higher cash balances this year.

         Expenses
         --------
                                                      For the six months ended January 31,
                                     ------------------------------------------------------------------------
                                                                                 Increase         % Increase
                                                2005                2004       (Decrease)         (Decrease)
                                     ----------------    ----------------    -------------     --------------
Personnel and other direct
  expenses relating to revenues        $   3,119,000      $   1,147,000       $ 1,972,000             172%
General and administrative expenses          815,000            797,000            18,000               2%
Patent enforcement expenses, net
  of reimbursements                          284,000             47,000           237,000             504%
                                     ----------------    ----------------    -------------
  Total expenses                       $   4,218,000      $   1,991,000       $ 2,227,000             112%
                                     ================    ================    =============

         Personnel and other direct expenses relating to revenues increased due to several factors. Personnel expenses for the first half of 2005 increased $1,828,000 from the prior year. This was due principally to estimated bonus and commission accruals recorded pursuant to our Incentive Compensation Plan that increased $1,280,000 compared to the first half 2004. Our personnel expenses also increased because we have more employees, and for certain salary increases. In addition, other direct expenses increased $144,000 due to costs incurred in connection with efforts to collect disputed royalties determined by a royalty audit, a one-time charge for technical services to support licensing a Technology (which costs are partially recoverable from future licensing revenues, if any), costs related to licensing our homocysteine assay to others and other costs to maintain certain technologies.

         General and administrative expenses increased slightly, with increases in public company and travel expenses substantially offset by a $168,000 payment received in October 2004 from our directors' and officers' liability insurance carrier as settlement of our claim for reimbursement of amounts incurred in connection with an investigation by the SEC. Costs related to the investigation previously were expensed as incurred. Our insurance carrier also acknowledged that we had met our deductible under our policy relating to this matter, and confirmed that they will provide coverage (in accordance with the terms of the policy) for losses incurred in the SEC civil suit filed in August 2004. Accordingly, we have not recorded any significant costs in the current fiscal year relating to the SEC civil suit. In addition, we incurred increased costs for investor relations and travel to present CTT to current and potential investors across the country.

         Patent enforcement expenses, net of reimbursements, increased principally due to our lawsuits against LabCorp, Abbott, Bayer, BioRad and Axis-Shield to enforce our homocysteine assay patent rights, and our demand for arbitration of our dispute with Palatin. The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Activity related to homocysteine assay patent rights was considerably higher in the first half of 2005 compared to 2004, and we initiated the Palatin arbitration in early fiscal 2005, but the Fujitsu case was less active in the first half of 2005.

         Provision for income taxes
         --------------------------

         We provided $71,000 in the first half of 2005 principally for our estimated federal AMT liability.

         As a result of the income we earned for the six months ended January 31, 2005, we reversed $1,814,000 of the valuation allowance we recorded previously against the NOL asset and recorded a provision for income taxes of the same amount at an estimated effective combined federal and state tax rate of 36.3%, which is the rate we expect for the full fiscal year.

Financial Condition and Liquidity
---------------------------------

         Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash flows from operations, including legal settlements and awards, and cash on hand. In addition, we have the ability to fund our requirements through sales of common stock under an equity financing arrangement (see below). At January 31, 2005, we had no outstanding debt or credit facility.

         Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

         At January 31, 2005, cash and cash equivalents were $14,136,000, compared to $4,310,000 at July 31, 2004. Cash provided by operating activities during the six months ended January 31, 2005, was $7,589,000, compared to a use of cash of $97,000 during the same period of the prior year. The increase in cash from operating activities in the current year compared to the prior year was due principally to significantly higher net income this year, as a result of receiving upfront license fees and royalties from the new Abbott, DPC and Bayer homocysteine licenses, our receipt of a total of $921,000 from the LabCorp litigation award, and higher royalties payable to our clients, partially offset by higher receivables. (In February 2005, we paid approximately $2,700,000 of accrued royalties payable to our clients at January 31, 2005.) Cash provided by investing activities in the current six months was $304,000, compared to $163,000 in the same period of the prior year. In the current year we collected more cash on our receivable from Unilens. Cash provided by financing activities in the current year was $1,934,000, from sales of our common stock to Fusion Capital Fund II, LLC ("Fusion Capital") (see below) and from exercises of stock options.

         In addition to fluctuations in the amounts of royalties and our clients' shares of royalty settlements and awards, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on when royalty receipts and payments are due under our agreements with clients and customers.

         Funding and capital requirements

Equity Financing

         In February 2004, we entered into an equity financing agreement with Fusion Capital, pursuant to which we can sell to Fusion Capital up to $5 million of our common stock, at our option. During the six months ended January 31, 2005, we sold approximately $1,413,000 of common stock to Fusion Capital. We will use the proceeds for general working capital needs. The aggregate proceeds through January 31, 2005 from sales to Fusion Capital pursuant to the equity financing agreement are approximately $1,613,000. Although we have the ability to sell up to $5 million of our common stock to Fusion Capital, we currently estimate that we will sell $2 million in total to Fusion Capital pursuant to the equity financing agreement. However, this estimate could change at any time. In addition, we have the option of entering into another equity financing agreement with Fusion Capital for an additional $5 million upon termination of the current agreement.

Income taxes

         We currently have the benefit of using a portion of our accumulated NOLs to eliminate our regular federal and state income tax liabilities for fiscal 2005. We expect that we will be liable to pay only the federal AMT for fiscal 2005. Our rate for the AMT liability is much less than if we had to pay income taxes at our estimated effective income tax rate of 36.3%. We will continue to receive this benefit until we have utilized all of our NOLs. We cannot determine when we will utilize the remainder of our NOLs.

General

         The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors beyond our control or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, revenues from executing our strategic plan, and the ability to raise funds from sales of our common stock pursuant to our equity financing agreement will be sufficient to meet our current and anticipated operating cash requirements at least through our fiscal year ending July 31, 2006.

         Contingencies

         We are a party to several legal actions and proceedings, both as a plaintiff and as a defendant, for which we cannot predict the final outcomes. These matters have been detailed herein and in prior filings with the SEC. Depending upon the amount and timing, an unfavorable resolution of any or all matters where we are a defendant and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

Other matters

         We believe that we carry adequate liability insurance, directors' and officers' insurance, casualty insurance (for owned or leased tangible assets), and other insurance to cover us against potential claims that occur in the normal course of our business.

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

         The bonus and commission compensation accruals were estimated based on our performance to date and the provisions of our Incentive Compensation Plan.


Recently Issued Accounting Pronouncements
-----------------------------------------

         In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for share-based payments. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, and are currently evaluating the transition method to use and considering the effects that adopting this statement will have on our financial statements. Upon adoption beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding but vesting after August 1, 2005, over their respective remaining vesting periods. For outstanding but unvested awards at January 31, 2005, we expect to record compensation expense of $172,000 and $76,000, respectively, in fiscal 2006 and 2007. Recognizing compensation expense for share-based payments awarded on or after August 1, 2005, will reduce our net income in the future, but we cannot estimate the amount of that reduction, which will depend on the number of stock options awarded, option vesting periods, and other factors used in estimating the fair value of awards granted in the future.

Related Party Transactions
--------------------------

         We previously disclosed that our board of directors had determined that when a director's services are outside the normal duties of a director, we should compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount that we pay a director for attending a one-day Board meeting).

         We incurred $2,543 and $13,018, respectively, during the three and six months ended January 31, 2005, of costs, including expenses, (reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors. At January 31, 2005, accounts payable included $1,399 due to related parties.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk
             ----------------------------------------------------------

         We do not have any significant market risk to the valuation of our assets other than risks related to our shares of EpiTan common stock. The value of the stock is subject to market fluctuations in the per share price of EpiTan stock as well as foreign currency fluctuations, since EpiTan common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. We received the shares during the quarter ended October 31, 2004, and the net unrealized gain from the date of receipt to January 31, 2005 has not been significant.


Item 4.      Controls and Procedures
             -----------------------

         (a)      Evaluation of Disclosure Controls and Procedures
                  ------------------------------------------------

         Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 31, 2005.

         (b)      Change in Internal Controls
                  ---------------------------

         There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

         See Notes 2, 3 and 10 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.


Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

         The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended January 31, 2005, pursuant to the $5 million equity financing arrangement with Fusion Capital as described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We issued all of these securities without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements.

                                       Number of
                                     shares sold             Total cash
                        Month         and issued               received
       -----------------------    ---------------    -------------------

                November 2004            118,767        $      575,012
                December 2004             67,056               487,520
                 January 2005                 --                    --
                                  ---------------    -------------------

                                         185,823        $    1,062,532
                                  ===============    ===================


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

         At the Company's annual meeting of stockholders held January 14, 2005, stockholders elected the following directors:

         Name                                Votes For         Votes Withheld
         ----                                ---------         --------------
         Richard E. Carver                   5,567,872                563,861
         George W. Dunbar, Jr.               5,033,488              1,098,245
         Dr. Donald J. Freed                 5,831,349                300,384
         Dr. Maria-Luisa Maccecchini         5,817,969                313,764
         John B. Nano                        5,866,861                264,872
         Charles J. Philippin                5,539,463                592,270
         John M. Sabin                       5,107,140              1,024,593

         There were no broker non-votes and no abstentions in respect of the election of directors.

         Stockholders also approved a proposal to increase the number of shares of common stock available for stock option grants under the 1997 Employees' Stock Option Plan by 500,000 shares. After this approval, an aggregate of 1,525,000 shares may be granted to employees under this Plan. There were 2,247,005 shares voted for and 1,032,346 shares voted against this proposal, and 121,569 shares abstained. There were 2,730,813 broker non-votes on this matter.

         In addition, stockholders approved a proposal to extend the 1996 Directors' Stock Participation Plan by five (5) years and to increase the number of shares of common stock available for issuance under this Plan by 80,000 shares. After this approval, an aggregate of 180,000 shares may be issued to directors under this Plan through the first business day of 2011. There were 2,254,245 shares voted for and 1,012,941 shares voted against this proposal, and 133,734 shares abstained. There were also 2,730,813 broker non-votes on this matter.


Item 6.  Exhibits

A) Exhibits                                                                                             Page
                                                                                                        ----
           3.1        By-laws of the registrant as amended effective January 14,
                      2005, filed as Exhibit 3.2 to registrant's Form 10-Q for
                      the quarter ended October 31, 2004, and hereby incorporated by reference.

           10.1       Registrant's 1997 Employees' Stock Option Plan as amended
                      January 14, 2005, filed (on January 21, 2005) as Exhibit
                      10.1 to registrant's Current Report on Form 8-K dated
                      January 14, 2005, and hereby incorporated by reference.

           10.2 Registrant's 1996 Directors' Stock Participation Plan as amended January 14, 2005, filed (on January 21, 2005) as
                      Exhibit 10.2 to registrant's Current Report on Form 8-K dated January 14, 2005, and hereby incorporated by reference.

           31.1       Certification by the Principal Executive Officer of Competitive
                      Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).                                     29

           31.2       Certification by the Principal Financial Officer of Competitive
                      Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).                                     30

           32.1       Certification by the Principal Executive Officer of Competitive
                      Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 (18 U.S.C. 1350) (furnished herewith).                                  31

           32.2       Certification by the Principal Financial Officer of Competitive
                      Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 (18 U.S.C. 1350) (furnished herewith).                                  32


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


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ John B. Nano
                              -----------------------------------
                              John B. Nano
                              President, Chief Executive
Date: March 17, 2005          Officer and Authorized Signer


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ Michael D. Davidson
                              -----------------------------------
                              Michael D. Davidson
                              Chief Financial Officer, Chief Accounting Officer
Date: March 17, 2005          and Authorized Signer