Form 10-Q
period 2005-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2005-06-14
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2005
                           ---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696
                                                 ------

                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-2664428
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      1960 Bronson Road
    Fairfield, Connecticut                                 06824
-------------------------------             ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of the registrant's common stock outstanding as of June 10, 2005 was 7,001,749 shares.

                         COMPETITIVE TECHNOLOGIES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                   Page No.
                                                                                 --------
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets at April 30, 2005, and July 31, 2004.............3

           Consolidated Statements of Operations for the
              three months ended April 30, 2005 and 2004................................4

           Consolidated Statements of Operations for the
              nine months ended April 30, 2005 and 2004.................................5

           Consolidated Statement of Comprehensive Income and Changes in
              Shareholders' Interest for the nine months ended April 30, 2005...........6

           Consolidated Statements of Cash Flows for the
              nine months ended April 30, 2005 and 2004.................................7

           Notes to Consolidated Financial Statements..............................8 - 17

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................18 - 29

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................30

Item 4.    Controls and Procedures.....................................................30

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................31

Item 4.    Submission of Matters to a Vote of Security Holders.........................31

Item 6.    Exhibits....................................................................31

Signatures.............................................................................32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         COMPETITIVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                  April 30,           July 31,
                                                                    2005                2004
                                                                 (Unaudited)             *
                                                                ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 16,555,147       $  4,309,680
  Receivables                                                      3,083,470            829,996
  Prepaid expenses and other current assets                          624,080            209,154
                                                                ------------       ------------
    Total current assets                                          20,262,697          5,348,830

Deferred equity financing costs, net                                  96,227            866,302
Non-current receivable, net                                               --            394,133
Intangible assets acquired, net                                       41,965             52,150
Property and equipment, net                                           35,280             19,392
                                                                ------------       ------------
      TOTAL ASSETS                                              $ 20,436,169       $  6,680,807
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
  Accounts payable                                              $    292,817       $    162,913
  Accrued expenses and other liabilities                           7,120,008          1,579,376
                                                                ------------       ------------
    Total current liabilities                                      7,412,825          1,742,289
                                                                ------------       ------------
Commitments and contingencies                                             --                 --
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920                           60,675             60,675
    shares authorized, 2,427 shares issued and outstanding
  Common stock, $.01 par value, 20,000,000                            69,892             63,492
    shares authorized, 6,989,249 and 6,349,189
    shares issued, respectively
  Capital in excess of par value                                  30,578,871         27,560,312
  Accumulated deficit                                            (17,460,891)       (22,745,961)
  Accumulated other comprehensive loss                              (225,203)                --
                                                                ------------       ------------

    Total shareholders' interest                                  13,023,344          4,938,518
                                                                ------------       ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                                $ 20,436,169       $  6,680,807
                                                                ============       ============

                             See accompanying notes

* Balances were derived from the July 31, 2004 audited balance sheet.

                         COMPETITIVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three months ended
                                                                     April 30,
                                                           -----------------------------
                                                               2005              2004
                                                           -----------       -----------
Revenues
Retained royalties                                         $ 2,078,013       $   518,214
Royalty settlements and awards                                 221,121         3,271,063
Dividend received                                              104,360                --
Settlement with Unilens, net                                        --            92,612
Interest income                                                 92,931           273,403
Other income                                                    36,411                --
                                                           -----------       -----------
                                                             2,532,836         4,155,292
                                                           -----------       -----------

Expenses
Personnel and other direct expenses
  relating to revenues                                       1,169,779         1,082,987
General and administrative expenses                          1,029,759           343,379
Patent enforcement expenses, net of
  reimbursements                                                 7,131            21,815
                                                           -----------       -----------
                                                             2,206,669         1,448,181
                                                           -----------       -----------

Income before income taxes                                     326,167         2,707,111
Provision (benefit) for income taxes                           (33,735)           40,000
                                                           -----------       -----------
Net income                                                 $   359,902       $ 2,667,111
                                                           ===========       ===========

Net income per common share:
  Basic                                                    $      0.05       $      0.43
                                                           ===========       ===========
  Assuming dilution                                        $      0.05       $      0.42
                                                           ===========       ===========

Weighted average number of common shares outstanding:
  Basic                                                      6,867,774         6,267,314
  Assuming dilution                                          7,685,033         6,382,210

                             See accompanying notes

                         COMPETITIVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Nine months ended
                                                                     April 30,
                                                           ----------------------------
                                                              2005             2004
                                                           -----------      -----------
Revenues
Retained royalties                                         $ 9,520,370      $ 1,603,168
Royalty settlements and awards                               1,036,613        4,338,836
Dividends received                                             783,509               --
Settlement with Unilens, net                                        --          252,848
Interest income                                                305,776          361,252
Other income                                                   100,972               --
                                                           -----------      -----------
                                                            11,747,240        6,556,104
                                                           -----------      -----------

Expenses
Personnel and other direct expenses
  relating to revenues                                       4,288,985        2,229,881
General and administrative expenses                          1,844,630        1,140,706
Patent enforcement expenses, net of
  reimbursements                                               291,555           68,826
                                                           -----------      -----------
                                                             6,425,170        3,439,413
                                                           -----------      -----------

Income before income taxes                                   5,322,070        3,116,691
Provision for income taxes                                      37,000           40,000
                                                           -----------      -----------
Net income                                                 $ 5,285,070      $ 3,076,691
                                                           ===========      ===========

Net income per common share:
  Basic                                                    $      0.80      $      0.49
                                                           ===========      ===========
  Assuming dilution                                        $      0.73      $      0.48
                                                           ===========      ===========

Weighted average number of common shares outstanding:
  Basic                                                      6,631,269        6,225,124
  Assuming dilution                                          7,241,606        6,404,183

                             See accompanying notes

                         COMPETITIVE TECHNOLOGIES, INC.
               Consolidated Statement of Comprehensive Income and
                    Changes in Shareholders' Interest For the
                        nine months ended April 30, 2005
                                   (Unaudited)

                                              Preferred Stock                 Common Stock
                                      ----------------------------    ----------------------------
                                            Shares                                                         Capital
                                        issued and                          Shares                    in excess of      Accumulated
                                       outstanding          Amount          issued          Amount       par value          Deficit
                                      ------------    ------------    ------------    ------------    ------------     ------------
Balance - August 1, 2004                     2,427    $     60,675       6,349,189    $     63,492    $ 27,560,312     $(22,745,961)
                                      ------------    ------------    ------------    ------------    ------------     ------------

Comprehensive income:
Net income                                      --              --              --              --              --        5,285,070
Net unrealized holding loss on
securities held                                 --              --              --              --              --               --
Unrealized foreign currency
translation adjustments                         --              --              --              --              --               --
                                      ------------    ------------    ------------    ------------    ------------     ------------
Comprehensive income                            --              --              --              --              --        5,285,070
                                      ------------    ------------    ------------    ------------    ------------     ------------
Common stock received on exercise of
common stock options (4,248 shares)             --              --              --              --              --               --
Exercise of common stock options                --              --         185,201           1,851         975,966               --
Stock option compensation expense               --              --              --              --         170,350               --
Exercise of common stock warrants               --              --          37,171             372            (372)              --
Stock issued under 401(k) Plan                  --              --          25,056             251          99,722               --
Stock issued to Directors                       --              --           6,920              69          74,931               --
Sales and issuances of stock in
equity financing                                --              --         385,712           3,857       2,513,682               --
Amortization of deferred equity
financing costs                                 --              --              --              --        (815,720)              --

                                      ------------    ------------    ------------    ------------    ------------     ------------
Balance - April 30, 2005                     2,427    $     60,675       6,989,249    $     69,892    $ 30,578,871     $(17,460,891)
                                      ============    ============    ============    ============    ============     ============

                                        Accumulated
                                               other                                              Total
                                       comprehensive                          Treasury    Shareholders'
                                                loss         Subtotal            Stock         Interest
                                       -------------     ------------     ------------    -------------
Balance - August 1, 2004                $         --     $  4,938,518     $         --     $  4,938,518
                                        ------------     ------------     ------------     ------------

Comprehensive income:
Net income                                        --        5,285,070               --        5,285,070
Net unrealized holding loss on
securities held                             (350,657)        (350,657)              --         (350,657)
Unrealized foreign currency
translation adjustments                      125,454          125,454               --          125,454
                                        ------------     ------------     ------------     ------------
Comprehensive income                        (225,203)       5,059,867               --        5,059,867
                                        ------------     ------------     ------------     ------------
Common stock received on exercise of
common stock options (4,248 shares)               --               --          (46,410)         (46,410)
Exercise of common stock options                  --          977,817           46,410        1,024,227
Stock option compensation expense                 --          170,350               --          170,350
Exercise of common stock warrants                 --               --               --               --
Stock issued under 401(k) Plan                    --           99,973               --           99,973
Stock issued to Directors                         --           75,000               --           75,000
Sales and issuances of stock in
equity financing                                  --        2,517,539               --        2,517,539
Amortization of deferred equity
financing costs                                   --         (815,720)              --         (815,720)

                                        ------------     ------------     ------------     ------------
Balance - April 30, 2005                $   (225,203)    $ 13,023,344     $         --     $ 13,023,344
                                        ============     ============     ============     ============

                             See accompanying notes

                         COMPETITIVE TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine months ended
                                                                     April 30,
                                                              2005               2004
                                                          ------------       ------------
Cash flows from operating activities:
Net income                                                $  5,285,070       $  3,076,691
 Noncash and other expenses (income)
    included in net income:
      Depreciation and amortization                             25,475             45,051
      Stock option compensation                                170,350                 --
      Stock compensation accrued                               131,250             82,870
      Stock dividend                                          (679,149)                --
     Accrued dividend receivable                              (104,360)                --
      Other                                                    (44,341)          (200,870)
 (Increase) decrease in current assets:
      Receivables                                           (2,237,093)           271,499
      Prepaid expenses and other current assets                 39,020            155,350
 Increase (decrease) in current liabilities:
      Accounts payable and accrued expenses                  5,713,180           (535,162)
        and other liabilities
                                                          ------------       ------------
Net cash provided by operating activities                    8,299,402          2,895,429
                                                          ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                          (31,178)            (2,010)
  Collection on Unilens receivable, net                        527,532            252,847
  Other                                                             --              2,364
                                                          ------------       ------------
Net cash provided by investing activities                      496,354            253,201
                                                          ------------       ------------

Cash flows from financing activities:
  Proceeds from exercises of stock options                     977,817             26,958
  Payment of deferred equity financing costs                   (45,645)          (196,014)
  Proceeds from sales of common stock                        2,517,539                 --
                                                          ------------       ------------
Net cash provided by (used in ) financing activities         3,449,711           (169,056)
                                                          ------------       ------------

Net increase in cash and cash equivalents                   12,245,467          2,979,574
Cash and cash equivalents at beginning of year               4,309,680          1,504,295
                                                          ------------       ------------
Cash and cash equivalents at end of period                $ 16,555,147       $  4,483,869
                                                          ============       ============

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

      Competitive Technologies, Inc. ("CTT") and its majority owned subsidiary (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, electronic, physical, and nano (microscopic particles) science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients' technologies. The consolidated financial statements include the accounts of CTT and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year accompanying unaudited consolidated financial statements have been reclassified to conform to the current year's presentation.

      We believe we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2005, are not necessarily indicative of the results that can be expected for the full year.

      You should read the interim unaudited consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2004. This report is available on our website at www.competitivetech.net.

2. Legal and Other Settlements, and New Licenses Granted

      JDS Uniphase Corporation

      On March 31, 2005, we announced that we had resolved litigation against JDS Uniphase Corporation ("JDS Uniphase"), whereby we had alleged that JDS Uniphase had failed to fulfill obligations under a license agreement and misrepresented royalties due us. In our complaint we had sought damages, interest, court costs and attorneys fees, and punitive damages. We filed the complaint on October 5, 2004, in the Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut.

      The settlement was for back royalties as a result of a royalty audit and subsequent litigation relating to an expired patent. In early June 2005, we finalized the fees to be paid to the royalty auditing firm that we used, and we reflected the fees as a reduction of our share of the total settlement, which we recognized in retained royalties in the quarter ended April 30, 2005. The net revenue we recognized was $575,000. We are in negotiations with our client, the University of Illinois at Urbana-Champaign, in an attempt to recover a portion of the audit fees incurred in pursuit of the back royalties, but we have not recorded any potential recovery of such costs.

      Axis-Shield

      On April 28, 2005, we announced that we had settled all outstanding litigation with Axis-Shield plc and Axis-Shield, ASA (collectively, "Axis-Shield"). Pursuant to the settlement, Axis-Shield was granted a license to sell tests used to measure homocysteine levels. Axis-Shield paid an upfront license fee and will pay royalties going forward from the date of the license. The term of the license is through July 2007, the expiration date of the patent. All of the litigation between the parties was dismissed with prejudice shortly thereafter.

      On February 1, 2005, we had filed a complaint alleging infringement of our patent covering homocysteine assays against Axis-Shield in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. Axis-Shield was served notice of our complaint on February 7, 2005. Also on February 7, 2005, we were served notice that Axis-Shield had filed a complaint against CTT on November 10, 2004, in the U.S. District Court for the District of Connecticut seeking declaratory relief that our patent covering homocysteine assays was invalid and that Axis-Shield had not infringed and was not infringing on our patent covering homocysteine assays. In addition, Axis-Shield alleged that CTT had engaged in unfair competition by threats of and actual litigation in the health industry, and had sought general, compensatory and exemplary damages, and attorneys fees, court costs and other remuneration at the option of the court.

      Abbott Laboratories, Inc.

      In December 2004, we granted Abbott Laboratories, Inc. ("Abbott") a license to sell tests used to measure homocysteine levels. The license settled litigation previously filed against Abbott. The license relieves Abbott's customers from their obligation to pay us royalties on tests performed using the Abbott homocysteine assay. The license also releases Abbott's customers of any obligation to pay us royalties for homocysteine tests performed using Abbott assays in the past, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

      Pursuant to the license, Abbott agreed to pay us an upfront license fee, certain "Milestone Fees" (as defined in the license), and per test royalties on homocysteine assay sales in the U.S. after January 1, 2006. In January 2005, upon receipt, we recorded $5.2 million in retained royalties, representing our share of the upfront license fee. This fee is non-refundable and is not creditable against future royalties. The Milestone Fees, our share of which aggregates to $1,600,000, will be paid to us in two equal installments on January 31, 2006 and 2007, as long as our patent is valid and enforceable. We are accruing the present value of the aggregate of the Milestone Fees in retained royalties in calendar year 2005 and, accordingly, we accrued $400,000 during the three months ended April 30, 2005, and $533,333 year-to-date. No per test royalties are payable in calendar year 2005.

      Other

      In prior quarters we granted new licenses to sell tests used to measure homocysteine levels to Bayer Corporation, Diagnostics Products Corporation, Genchem and Roche Diagnostics GmbH. These licenses and other new licenses granted in the current fiscal year relating to homocysteine testing generally provide for an upfront license fee and a royalty to be paid to us based on a fixed fee per test. The amount of the fixed fee is determined based on estimated volume.

      Federal Insurance Company

      Effective October 13, 2004, Federal Insurance Company ("Federal") agreed to pay us $167,500 to reimburse us for prior costs incurred and acknowledged that the deductible under our insurance policy was deemed satisfied for purposes of a civil suit filed against CTT by the Securities and Exchange Commission ("SEC"). We recorded the payment as a reduction of litigation expenses, which are included in general and administrative expenses, in the quarter ended October 31, 2004. In addition, on September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, agreed to accept coverage for losses, including defense costs, as a result of the SEC's civil suit, according to the terms of the policy. Accordingly, we have not recorded any significant costs in the current fiscal year relating to the SEC civil suit.

3. Royalty Settlements and Awards

      On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit ("CAFC") denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. and us (collectively, the "Plaintiffs"). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty settlements and awards and $105,060 in interest income during the quarter ended October 31, 2004. The payment did not include attorneys' fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,056, and we recorded $221,121 in royalty settlements and awards and $9,935 in interest income during the quarter ended April 30, 2005. Our claim for additional attorneys' fees and court costs related to the appeals process is still pending.

      On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the "Court") relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General's Office (the "SGO") to file a brief in this case expressing its views on the question of the patentability of method patents of this type. The SGO's decision is not expected for several months. They may elect to file a brief or may opt not to file a brief, and the Court is not obligated to follow the SGO's views on the matter. If the Court denies LabCorp's petition, then LabCorp will have no further avenues of appeal. If the Court agrees to hear LabCorp's appeal, and remands the case to the District Court, and then if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the "Stipulated Order"). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp's ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,909,276 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote.

      In the prior year, we received cash of $3,271,063 in royalty settlements and awards from the finalization of our portion of the Materna(TM) litigation award that had been pending for several years. We also received $272,711 in interest.

4. Dividends and Comprehensive Income

      During the three months ended April 30, 2005, our investee, Melanotan Corporation ("MelanoTan"), declared a special cash dividend. We accrued our share of the dividend, $104,360, at April 30, 2005. The dividend was received in May 2005.

      In October 2004, Melanotan paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result, we received 1,252,346 shares of EpiTan common stock. Previously, we licensed our rights to a sunless tanning technology (that may prevent or lessen skin cancer caused by exposure to the sun) to MelanoTan and MelanoTan sublicensed the rights to EpiTan (MelanoTan has no operations of its own). MelanoTan also received shares of EpiTan. EpiTan essentially is a research and development company that is in the process of conducting trials and evaluating the technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

      We estimated the fair value of the EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income and included the asset in prepaid expenses and other current assets, since we are restricted from trading the shares.

      Unrealized market price and foreign exchange gains and losses relating to the shares are included in other comprehensive loss in shareholders' interest. Other comprehensive loss for the three and nine months ended April 30, 2005, was $228,276 and $225,203, respectively. Other comprehensive loss for the three months ended April 30, 2005, consisted of an unrealized loss on the market value of the shares of $300,563, partially offset by an unrealized foreign exchange gain of $72,287 on the value of the U.S. dollar ("USD") compared to the Australian dollar ("AUD"). Other comprehensive loss for the nine months ended April 30, 2005, consisted of an unrealized loss on the market value of the shares of $350,657, partially offset by an unrealized foreign exchange gain of $125,454 on the value of the USD compared to the AUD. Comprehensive income for the three and nine months ended April 30, 2005, was $131,626 and $5,059,867, respectively.

5. Provision for income taxes

      In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes. Due to our current year income before income taxes, we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, we expect to be subject to the federal alternative minimum tax ("AMT"), where we are limited to using 90% of our NOL against income, and our year-to-date provision is for our estimated AMT liability. The credit recorded in the third quarter of 2005 was due to a change in estimate of our full year AMT liability. In the third quarter 2004, we recorded a provision for AMT liability of $40,000.

      The NOLs are an asset to us since we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs against future income tax liabilities, we recorded a valuation allowance against the asset, reducing its book value to zero. As a result of the income we earned for the three and nine months ended April 30, 2005, we reversed $102,000 and $1,916,000, respectively, of the valuation allowance, representing the amount of the NOL we will utilize to offset any income tax liability (excluding the AMT liability) on income earned in the quarter and year, and recorded a provision for income taxes of the same amount. The effective tax rate of the provision for the third quarter of 2005 was 31.4%. We estimate that our effective income tax rate for full fiscal year 2005 will be approximately 36.0%. The difference between the actual rate and the effective rate for the third quarter of 2005 was due principally to intraperiod tax allocation.

6. Net Income Per Common Share

      The following sets forth our computations of basic and diluted net income per common share.

                                                       Three months ended             Nine months ended
                                                            April 30,                     April 30,
                                                    ------------------------      ------------------------
                                                       2005           2004           2005           2004
                                                    ---------      ---------      ---------      ---------
Denominator for basic net income per common
share, weighted average common shares
outstanding                                         6,867,774      6,267,314      6,631,269      6,225,124

Dilutive effect of warrants and employees' and
directors' common stock options                       817,259        114,896        610,337        179,059
                                                    ---------      ---------      ---------      ---------

Denominator for net income per common share,
assuming dilution                                   7,685,033      6,382,210      7,241,606      6,404,183
                                                    =========      =========      =========      =========

      At April 30, 2005 all outstanding options to purchase shares of common stock were included in the computation of fully diluted earnings per share. At April 30, 2004, stock options and warrants to purchase 482,689 shares of common stock were outstanding but were not included in the computation of earnings per share because the exercise prices were greater than the weighted average share prices for the quarters, making them anti-dilutive (total options and warrants outstanding were 1,175,223 and 1,181,254, respectively).

7. Stock-Based Compensation

      We account for grants of stock options using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, since the exercise price of the stock options granted under our stock option plans to employees and directors was at least equal to the market value of the underlying common stock on the grant date, we have not recorded any compensation expense for stock options granted. However, during the three and nine months ended April 30, 2005, we did record $170,350 of stock option compensation expense related to modifications made to certain existing vested option awards to extend the exercise term of awards previously granted to our former Controller and a former director. The expense relating to the former director, $70,600, was incurred in the quarter ended January 31, 2005, but not recorded until the quarter ended April 30, 2005.

      Under the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," we are required to disclose the impact on net income if we had used a fair value method, as defined, to account for grants of stock options. Using the fair value method, as defined, our results would have been:

                                                       Three months ended                    Nine months ended
                                                             April 30,                            April 30,
                                                 ---------------------------------    ----------------------------------
                                                      2005               2004              2005                2004
                                                 --------------     --------------    --------------      --------------
Net income, as reported                          $      359,902     $    2,667,111    $    5,285,070      $    3,076,691

Add back/Deduct: Pro forma stock
    option compensation income
    (expense) for stock options granted
    using a fair value method                            82,991            (32,742)         (341,172)           (202,298)
                                                 --------------     --------------    --------------      --------------

Pro forma net income                             $      442,893     $    2,634,369    $    4,943,898      $    2,874,393
                                                 ==============     ==============    ==============      ==============

Basic income per common share:
         As reported                             $         0.05     $         0.43    $         0.80      $         0.49
                                                 ==============     ==============    ==============      ==============
         Pro forma                               $         0.06     $         0.42    $         0.75      $         0.46
                                                 ==============     ==============    ==============      ==============

Income per common share, assuming dilution:
         As reported                             $         0.05     $         0.42    $         0.73      $         0.48
                                                 ==============     ==============    ==============      ==============
         Pro forma                               $         0.06     $         0.41    $         0.68      $         0.45
                                                 ==============     ==============    ==============      ==============

      The pro forma stock option compensation income (expense) for the nine months ended April 30, 2005, includes $162,416 of net compensation expense related to stock options granted or modified during the quarter ended January 31, 2005, that was omitted from the second quarter disclosure. The pro forma income shown for the three months ended April 30, 2005, was due to the difference between using the intrinsic value method, which we use to determine any expense to be recorded, and the fair value method, which we are required to use for disclosure purposes, for the options that were modified.

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

      The pro forma information shown above may not be representative of fair value compensation effects in future periods.

8. Common Stock Sales Pursuant to Equity Financing

      Pursuant to our February 2004 equity financing agreement with Fusion Capital Fund II ("Fusion Capital"), we sold and issued the following shares to Fusion Capital since July 31, 2004:

                                                                           Commitment
                                               Cash          Shares          Shares           Total
                                           Received            Sold          Issued          Shares
                                         ----------      ----------      ----------      ----------
Three months ended October 31, 2004      $  350,007          94,558           2,480          97,038
Three months ended January 31, 2005       1,062,532         178,296           7,527         185,823
Three months ended April 30, 2005         1,105,000          95,021           7,830         102,851
                                         ----------      ----------      ----------      ----------

Nine months ended April 30, 2005         $2,517,539         367,875          17,837         385,712
                                         ==========      ==========      ==========      ==========

      We are using the proceeds for general working capital needs. The aggregate proceeds received from sales of common stock to Fusion Capital pursuant to the equity financing agreement from the date of inception through April 30, 2005, are approximately $2,718,000. In addition, we amortized $135,895 and $815,720, respectively, for the three and nine months ended April 30, 2005, of deferred equity financing costs against capital in excess of par value. (We also increased deferred equity financing costs by a net $45,645 during the year.) We will amortize the remaining net balance of deferred equity financing costs of $96,227 against capital in excess of par value as we sell common stock to Fusion Capital in the future. We currently estimate that we will sell $3.5 million of stock in total to Fusion Capital.

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

9. Receivables

      Receivables consist of the following:

                                                  April 30,             July 31,
                                                       2005                 2004
                                                 ----------           ----------

Royalties                                        $2,478,885           $  453,138
Unilens receivable, net                             269,086              357,064
Dividend receivable                                 104,360                   --
Other                                               231,139               19,794
                                                 ----------           ----------

Receivables                                      $3,083,470           $  829,996
                                                 ==========           ==========

Royalties receivable increased principally due to the accrued receivable related to the Abbott license, and also due to increased homocysteine retained royalties, due to new licenses granted in the current year.

10. Accrued expenses and other liabilities

      Accrued expenses and other liabilities consist of the following:

                                                     April 30,          July 31,
                                                          2005              2004
                                                    ----------        ----------

Accrued royalties payable                           $4,462,547        $  625,908
Accrued compensation                                 1,608,462           534,945
Accrued professional fees                              969,791           294,100
Accrued other                                           79,208           124,423
                                                    ----------        ----------

Accrued expenses and other liabilities              $7,120,008        $1,579,376
                                                    ==========        ==========

      The increase in accrued royalties payable since July 31, 2004 is the result of increased royalties from new homocysteine licenses collected on behalf of our clients, including royalties payable pursuant to the Abbott license, which will not be paid until 2006. The increase in accrued compensation is due principally to bonus and commission accruals, while the increase in accrued professional fees includes amounts due for the audit of JDS Uniphase and Sarbanes-Oxley Act compliance.

      We have accrued what we believe is the maximum amount of expense for commissions (none of the accrual has yet been paid) pursuant to our Incentive Compensation Plan ("ICP Plan"). The expense was accrued based on net new business revenue, and prior to this fiscal year we have not paid any such commissions. In order to ensure that the expense is calculated in accordance with the ICP Plan and is reasonable, we have hired an independent, outside compensation consulting firm to review the ICP Plan and the accrual, and report their results to our President and the Compensation Committee of our Board of Directors. We expect the study to be completed by July 31, 2005, the end of our fiscal year. After we receive the report, we may, or may not, revise the amount of the expense, or adjust the form of payment of the commission. Any revision would be recorded in the quarter ended July 31, 2005, and the amount of such revision may be significant to our results for the quarter and year ended July 31, 2005.

11. Contingencies

      Occupational Safety and Health Administration ("OSHA")

      On February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, by terminating Wil Jacques and Scott Bechtel in June 2003. Jacques and Bechtel contend that they were improperly terminated for raising concerns about financial reporting. CTT contends that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, and that the conclusions drawn by OSHA were legally erroneous. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. CTT denies that it is liable to the complainants in any amount.

      The OSHA finding did not constitute a final agency order. In accordance with law and regulation, on February 11, 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge ("ALJ") of the U.S. Department of Labor ("DOL"). The hearing was held in May 2005. The decision of the ALJ is pending. We cannot predict the total amount of legal fees or other expenses that we will incur relating to this matter. Legal fees incurred in the quarter ending April 30, 2005 were $367,000.

      On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding whereby all claims against CTT by Jacques were resolved. The settlement is pending approval from the ALJ. Pursuant to the settlement, CTT will pay plaintiff Jacques a lump sum payment and reimbursement for certain reasonable legal fees, and agreed to pay him certain minimum consulting fees over the next two years. The lump sum payment and legal fee reimbursement will be recorded in the quarter ending July 31, 2005. The consulting fees are not significant, and will be recorded as they are paid.

      Separate from the hearing before the ALJ, CTT appealed the reinstatement order before a judge in the United States District Court, District of Connecticut (the "District Court"). The reinstatement order would have required reinstatement as of February 8, 2005. On May 13, 2005, the appeal was denied. On May 16, 2005, CTT filed for a reconsideration and/or modification of the May 13, 2005 order. On May 23, 2005, the District Court granted CTT's motion for reconsideration, but did not change the ruling requiring reinstatement. CTT has not granted the plaintiffs reinstatement, and has not, as of April 30, 2005, accrued any costs for reinstatement for Mr. Betchel from February 8, 2005 though April 30, 2005, as they would not be significant. The DOL has requested a show cause hearing before the District Court as to why CTT should not be held in contempt of court for not complying with the reinstatement order. This hearing is pending.

      Palatin Technologies, Inc.

      On October 27, 2004, we notified Palatin Technologies, Inc. ("Palatin") that we were demanding arbitration as a result of our belief that Palatin was in material breach of their license agreement with us for their exclusive use of our technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. The terms of our license with Palatin provide for binding arbitration of disputes. Also pursuant to the terms of our license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. ("King"), included in a $20 million Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received the $20 million from King, but we did not receive any funds from Palatin relating to this sublicense, which caused us to notify Palatin that they were in breach. The parties have agreed to try to have the dispute mediated in mid-June. If the mediation is unsuccessful, an arbitration hearing will be held thereafter.

      Bio-Rad Laboratories, Inc.

      On December 23, 2004, we filed a complaint alleging infringement of our patent covering homocysteine assays against Bio-Rad Laboratories, Inc., ("BioRad"), in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys fees, court costs and other remuneration at the option of the court. BioRad was served notice of our complaint in January 2005. On May 13, 2005, we agreed to drop the case since BioRad purchases their homocysteine test kits from Axis-Shield, and sales of kits from Axis-Shield are now under license.

      Fujitsu

      On March 1, 2005, the University of Illinois appealed the summary judgment that was granted on July 1, 2004, in favor of Fujitsu. No decision on the appeal has been reached, and the parties are waiting assignment of an oral hearing date. On September 20, 2004, the judge had entered a stipulated order staying certain issues relating to the case, including the counterclaims, pending resolution of the appeal of the summary judgment.

      General

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

12. Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for an award of equity instruments, including stock options. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, utilizing the "modified prospective application" (as defined in the statement), whereby beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding that vest after August 1, 2005, over their respective remaining vesting periods. For outstanding but unvested awards at April 30, 2005, we currently estimate that we will record compensation expense of approximately $168,000 and $74,000, respectively, in fiscal 2006 and 2007. Recognizing compensation expense for share-based payments awarded on or after August 1, 2005, will reduce our net income in the future, but we cannot estimate the amount of that reduction, which will depend on the number of stock options awarded, option vesting periods, and other factors used in estimating the fair value of awards granted in the future.

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

Overview

      We are a full service technology transfer and licensing provider focused on the technology needs of our customers and transforming those requirements into commercially viable solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain agency rights or a license to their technologies, and they become our clients, for whom we find markets for the technologies. We also develop relationships with those who have a need or use for specific technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life, electronic, nano, and physical sciences developed by universities, companies and inventors, and match our customers' needs with our clients' technologies. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

      We earn revenues primarily from licensing our clients' and our intellectual property rights, principally patents and inventions (collectively, the "Technology"), to our customers (licensees). Our customers pay us royalties based on their use of the Technology, and we share those royalties with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which usually occurs when we receive periodic royalty reports from our customers listing their sales of licensed products and the royalties we earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another. In addition, revenues will fluctuate from quarter to quarter due to expiring licenses, and normal fluctuations in revenues of our customers.

      For the three and nine months ended April 30, 2005, we had a concentration of revenues derived from homocysteine assays, on which the patent expires in July 2007. Revenues relating to licenses for the homocysteine assay, excluding upfront license fees, continue to grow, and we believe that this trend will continue, but we cannot predict the magnitude of growth or if or when we will succeed in closing additional license agreements and enforcing our patent rights. During the quarter ended April 30, 2005, we settled patent infringement litigation and granted a new license to Axis-Shield plc and Axis-Shield, ASA (collectively, "Axis-Shield") and new licenses with other distributors and laboratories. We also dropped litigation against Bio-Rad Laboratories, Inc. ("BioRad"), since they purchase their test kits from Axis-Shield. In prior quarters, we granted a new license to Diagnostic Products Corporation ("DPC"), Roche Diagnostics Gmbh ("Roche") and settled patent infringement litigation and granted new licenses to Bayer Corporation ("Bayer") and Abbott Laboratories, Inc. ("Abbott"). We believe that we currently have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels.

      Because we have rounded all amounts in this Item 2 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three Months Ended April 30, 2005 (Third Quarter 2005) vs. Three Months Ended April 30, 2004 (Third Quarter 2004)

Summary of Results

      Net income for the third quarter 2005 was $360,000, or $0.05 per diluted share, compared to net income of $2,667,000, or $0.42 per diluted share, for the third quarter 2004, a decrease of $2,307,000, or $0.37 per diluted share.

Revenues

      In the third quarter 2005, total revenues were $2,533,000, compared to $4,155,000 for the third quarter 2004, a decrease of $1,622,000, or 39%.

      Retained royalties for the third quarter 2005 were $2,078,000, which was $1,560,000, or 301% higher than the $518,000 reported in the third quarter 2004. The following compares retained royalty revenues by Technology in the third quarter 2005 with the third quarter 2004.

                                             For the three months ended April 30,
                                ---------------------------------------------------------------
                                                                     Increase        % Increase
                                    2005             2004          (Decrease)        (Decrease)
                                -----------      -----------      -----------       -----------
Homocysteine assay              $   943,854      $   110,227      $   833,627               756%
Gallium arsenide                    584,018           87,520          496,498               567%
Ethyol                              469,968          200,365          269,603               135%
All other Technologies               80,173          120,102          (39,929)              (33%)
                                -----------      -----------      -----------
  Total retained royalties      $ 2,078,013      $   518,214      $ 1,559,799               301%
                                ===========      ===========      ===========

      The increase in revenues from the homocysteine assay was due principally to royalties earned on new licenses granted in the first and second quarters of 2005, principally from the Abbott license, and our share of an upfront license fee received from Axis-Shield during the third quarter 2005. The increase in gallium arsenide revenues resulted from a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. The settlement occurred during the quarter. Our share of the settlement was $575,000, net of fees paid to a royalty auditing firm. This settlement accounted for nearly all of the revenue in the third quarter 2005 for this Technology, and without this settlement, royalties would have decreased due to licenses that expired in the prior year. We are in negotiations with our client, the University of Illinois at Urbana-Champaign, in an attempt to recover a portion of the audit fees incurred in pursuit of the back royalties, but we have not recorded any potential recovery of such costs. Royalties from sales of Ethyol increased as a result of the timing of royalty reports received related to this Technology. In 2005, we recorded most of the royalties in the third quarter, while in 2004 we recorded royalties in the second and third quarters. Royalties from Ethyol sales are limited to $500,000 per calendar year, and in 2004 we reached the maximum in the third quarter while in 2005 we will not reach the maximum until the fourth quarter, when we will record the remaining $30,000. For revenues from all other technologies, royalties decreased due to expired licenses.

      Approximately 45% (without the settlement of back royalties, the percentage would have been 63%) of our retained royalties for third quarter 2005 was from the homocysteine assay Technology, on which the patent expires in July 2007. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

      Royalty settlements and awards in the third quarter 2005 were from our receipt of an award of attorneys' fees and court costs previously awarded to us by the court related to our successful patent infringement case against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp"). On January 24, 2005, the U.S. Court of Appeals for the Federal Circuit ("CAFC") issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty settlements and awards and $10,000 in interest income.

      On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the "Court") relating to this case, and on February 28, 2005, the Court invited the Solicitor General's Office (the "SGO") to file a brief in this case expressing its views on the question of the patentability of method patents of this type. The SGO's decision is not expected for several months. The SGO may elect to file a brief or may opt not to file a brief, and the Court is not obligated to follow the SGO's views on the matter. The Court's decision is pending. We also have sought to be awarded legal fees related to LabCorp's appeals of this case, and this request is still pending before the court. For further discussion, see Note 3 to the accompanying unaudited condensed consolidated financial statements. In 2004, royalty settlements and awards were from the finalization and receipt of our portion of the Materna(TM) litigation award.

      Dividend received was from the accrual of a special cash dividend from our investee, Melanotan Corporation ("MelanoTan"). The dividend was declared during the third quarter of 2005, and received in May 2005. There was no dividend received in the prior year. Unrealized market price and foreign exchange gains and losses relating to the shares are included in other comprehensive income
(loss) in shareholders' interest.

      Settlement with Unilens, net, in the third quarter 2004, was from the third installment from Unilens Corp. USA ("Unilens") under our October 2003 settlement of an old receivable from Unilens. During fiscal 2004, due to Unilens' financial condition and the uncertainty of collecting the installments due from the settlement, we recorded revenue, net of related expenses, when we received payments from Unilens. At July 31, 2004, we reviewed Unilens' financial condition and determined that the entire remaining balance of the receivable was collectible, and recorded the net present value of the receivable and related settlement income at July 31, 2004. Thus, in fiscal 2005 we record only minimal interest income related to the settlement, and no other revenues.

      Interest income in the third quarter 2005 was less than in the third quarter 2004 since in the third quarter 2004 we recorded $273,000 of interest upon receipt of the Materna litigation award. This accounted for nearly all of the interest income in the third quarter of 2004. Excluding this item, interest income increased over the third quarter 2004 due to interest earned on significantly higher invested cash and cash equivalents balances (we had little cash during most of the third quarter of 2004). Interest income for the third quarter of 2005 also includes $10,000 from the LabCorp award.

      Expenses

                                                     For the three months ended April 30,
                                         -----------------------------------------------------------
                                                                           Increase       % Increase
                                               2005            2004      (Decrease)       (Decrease)
                                         ----------      ----------      ----------       ----------
Personnel and other direct expenses
   relating to revenues                  $1,169,779      $1,082,987      $   86,792                8%
General and administrative expenses       1,029,759         343,379         686,380              200%
Patent enforcement expenses, net of
   reimbursements                             7,131          21,815         (14,684)             (67%)
                                         ----------      ----------      ----------
  Total expenses                         $2,206,669      $1,448,181      $  758,488               52%
                                         ==========      ==========      ==========

      Personnel and other direct expenses relating to revenues increased overall due to a combination of several factors. In the third quarter of 2005, we incurred a non-cash charge of $98,000 as a result of modifying the terms of certain stock options previously granted to our former Controller. There was no such expense in the prior year. The charge was required due to an extension of the exercise terms of the options. Salary and benefits costs increased $109,000 because we have more employees, and for certain salary increases. Bonus costs increased $107,000 over the prior year due to the positive results achieved during the current fiscal year compared to the prior year. In the third quarter 2005, we accrued $167,000 for bonus and commissions, compared to $60,000 in the third quarter 2004. Costs of consultants also increased $48,000 in the third quarter of 2005 due to increased marketing and business development efforts. Offsetting these increases, costs for recruiting new employees decreased $66,000 in the third quarter of 2005, compared to the prior year as we did not add any new employees in the third quarter of 2005. Severance costs decreased $112,500. In the third quarter 2004 we paid severance to a former officer. Direct expenses relating to revenues decreased $17,000 as the legal fees incurred relating to the back royalty litigation were more than offset by a $46,000 intangible impairment charge recorded in the third quarter of 2004. No impairment charges have been recorded in fiscal 2005.

      In the third quarter 2005, we accrued what we believe is the maximum amount of expense for commissions (none of the accrual has yet been paid) pursuant to our Incentive Compensation Plan ("ICP Plan"). The expense was accrued based on net new business revenue, and prior to this fiscal year we have not paid any such commissions. In order to ensure that the expense is calculated in accordance with the ICP Plan and is reasonable, we have hired an independent, outside compensation consulting firm to review the ICP Plan and the accrual, and report their results to our President and the Compensation Committee of our Board of Directors. We expect the study to be completed by July 31, 2005, the end of our fiscal year. After we receive the report, we may, or may not, revise the amount of the expense, or adjust the form of payment of the commission. Any revision will be recorded in the quarter ended July 31, 2005, and the amount of such revision may be significant to our results for the quarter and year ended July 31, 2005.

      General and administrative expenses increased due to several factors. We incurred $367,000 in legal costs related to our defense of a preliminary finding by the Occupational Safety and Health Administration ("OSHA") that there was probable cause to believe that Competitive Technologies, Inc. ("CTT") had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A, by terminating Wil Jacques and Scott Bechtel in June 2003. We filed timely objections and requested a de novo hearing before an Administrative Law Judge of the U.S. Department of Labor. The hearing was held in May 2005. (For further discussion, see Note 11 to the accompanying unaudited condensed consolidated financial statements.) In the third quarter of 2005, we also incurred approximately $126,000 of costs that we did not incur in the prior year to comply with the internal control documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This compliance cost is ongoing. Other increases included $42,000 in public company expenses, which includes costs relating to our annual report, proxy, annual meeting, and costs relating to investor relations, $28,000 in travel related both to investor relations to present CTT to current and potential investors across the country and in Europe, and to review new business opportunities. We are exploring new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technology, and researching potential acquisition candidates in order to grow and increase shareholder value. We expect this trend to continue. Directors' fees and expenses increased $90,000, principally due to a non-cash charge of $73,000 incurred in the third quarter of 2005 as a result of modifying the terms of certain stock options previously granted to a former director. There was no such expense in the prior year. The charge was required due to an extension of the exercise terms of stock options.

      Patent enforcement expenses, net of reimbursements, decreased in the third quarter 2005 compared to the third quarter 2004, due to less activity in the current year related to patent infringement lawsuits as most of our cases were settled favorably in prior quarters. The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Earlier this fiscal year, we demanded arbitration of our dispute with Palatin Technologies, Inc. ("Palatin") for sublicense fees that we believe are owed us as a result of Palatin granting an exclusive sublicense to an outside party. The fees related to this matter in the third quarter of 2005 were not significant. (For further discussion, see Note 11 to the accompanying unaudited condensed consolidated financial statements.)

      Provision for income taxes

      In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes. Due to our current year income before income taxes, we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, we expect to be subject to the federal alternative minimum tax ("AMT"), where we are limited to using 90% of our NOL against income, and our year-to-date provision is for our estimated AMT liability. The credit recorded in the third quarter of 2005 was due to a change in estimate of our full year AMT liability. In the third quarter 2004, we recorded a provision for AMT liability of $40,000.

      The NOLs are an asset to us since we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. As a result of the income we earned for the nine months ended April 30, 2005, we reversed $102,000 of the valuation allowance in the third quarter 2005, representing the amount of the NOL we will utilize to offset any income tax liability (excluding the AMT liability) on income earned in the quarter, and recorded a provision for income taxes of the same amount. The effective tax rate of the provision for the third quarter of 2005 was 31.4%. We estimate that our effective income tax rate for full fiscal year 2005 will be approximately 36.0%. The difference between the actual rate and the effective rate for the third quarter of 2005 was due principally to intraperiod tax allocation.

Results of Operations - Nine Months Ended April 30, 2005 (Nine Months of 2005) vs. Nine Months Ended April 30, 2004 (Nine Months of 2004)

Summary of Results

      Net income for the nine months of 2005 was $5,285,000, or $0.73 per diluted share, compared to net income of $3,077,000, or $0.48 per diluted share, for the nine months of 2004, an improvement of $2,208,000, or $0.25 per diluted share.

      Revenues

      For the nine months of 2005, total revenues were $11,747,000, compared to $6,556,000 for the nine months of 2004, an increase of $5,191,000, or 79%.

      Retained royalties for the nine months of 2005 were $9,520,000, which was $7,917,000, or 494% higher than the $1,603,000 reported in the nine months of 2004. The following compares retained royalties by Technology in the nine months of 2005 with the nine months of 2004.

                                             For the nine months ended April 30,
                                ---------------------------------------------------------------
                                                                     Increase        % Increase
                                       2005             2004       (Decrease)        (Decrease)
                                -----------      -----------      -----------       -----------
Homocysteine assay              $ 7,978,660      $   511,024      $ 7,467,636             1,461%
Gallium arsenide                    721,579          199,489          522,090               262%
Ethyol                              469,968          500,000          (30,032)               (6%)
All other Technologies              350,163          392,655          (42,492)              (11%)
                                -----------      -----------      -----------
  Total retained royalties      $ 9,520,370      $ 1,603,168      $ 7,917,202               494%
                                ===========      ===========      ===========

      The increase in revenues from the homocysteine assay was due principally to our $5.2 million share of the upfront license fee received in January 2005 from the license we granted to Abbott in December 2004, and upfront license fees from licenses we granted to DPC, Bayer, Roche, and Axis-Shield. Revenues also increased from royalties earned to date on those licenses. The increase in gallium arsenide revenues resulted from a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. The settlement occurred during the third quarter. Our share of the settlement was $575,000, net of fees paid to a royalty auditing firm. This settlement accounted for a majority of the revenues for the nine months of 2005 for this Technology, and without this settlement, royalties would have decreased due to licenses that expired in the prior year. We are in negotiations with our client, the University of Illinois at Urbana-Champaign, in an attempt to recover a portion of the audit fees incurred in pursuit of the back royalties, but we have not recorded any potential recovery of such costs. Royalties from sales of Ethyol decreased as a result of timing and a decrease in sales of Ethyol in the current year compared to the prior year. Royalties from Ethyol sales are limited to $500,000 per calendar year, and in 2004 we reached the maximum in the third quarter while in 2005 we will not reach the maximum until the fourth quarter, when we will record the remaining $30,000. For revenues from all other technologies, royalties decreased due to expired licenses.

      Approximately 84% (without the settlement of back royalties, the percentage would have been 89%) of our retained royalties for the nine months of 2005 was from the homocysteine assay Technology, on which the patent expires in July 2007. In addition, a significant portion of these homocysteine royalties were from nonrecurring, upfront license fees. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

      Royalty settlements and awards of $1,037,000 in the nine months of 2005 were from our share of litigation awards received from LabCorp related to our successful patent infringement case. On August 5, 2004, the CAFC denied LabCorp's petition for a rehearing or a rehearing en banc (rehearing by the full
CAFC) of a June 8, 2004 decision affirming a November 2002 decision in favor of Metabolite Laboratories, Inc. and us (collectively, the "Plaintiffs"). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $921,000, and we recorded $816,000 in royalty settlements and awards and $105,000 in interest income during the quarter ended October 31, 2004. The payment did not include attorneys' fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty settlements and awards and $10,000 in interest income during the quarter ended April 30, 2005, making the year-to-date total received $1,037,000 in royalty settlements and awards and $115,000 in interest. For further discussion, see the previous description of this case and Note 3 to the accompanying unaudited condensed consolidated financial statements.

      In 2004, royalty settlements and awards were from the finalization and receipt of our portion of the Materna(TM) litigation award.

      Dividends received of $784,000 for the nine months of 2005 were from our receipt of two dividends from MelanoTan. A special cash dividend was declared during the third quarter of 2005, and we accrued $104,000, our share of the dividend. The dividend was received in May 2005.

      In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) ("EpiTan"), MelanoTan's investee. As a result, we received 1,252,346 shares of EpiTan common stock. Previously, we licensed our rights to a sunless tanning technology (that may prevent or lessen skin cancer caused by exposure to the sun) to MelanoTan and MelanoTan sublicensed the rights to EpiTan (MelanoTan has no operations of its own). MelanoTan also received shares of EpiTan. EpiTan is in the process of conducting trials and evaluating the technology for future commercialization. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

      We estimated the fair value of the EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses. We recorded the estimated value of the shares, $679,000, as dividend income and included the asset in prepaid expenses and other current assets, since we are restricted from trading the shares. Unrealized market price and foreign exchange gains and losses relating to the shares are included in other comprehensive income (loss) in shareholders' interest.

      Settlement with Unilens, net, for the nine months of 2004 was from installments from Unilens under our October 2003 settlement of an old receivable from Unilens. During fiscal 2004, due to Unilens' financial condition and the uncertainty of collecting the installments due from the settlement, we recorded revenue, net of related expenses, when we received payments from Unilens. At July 31, 2004, we reviewed Unilens' financial condition and determined that the entire remaining balance of the receivable was collectible, and recorded the net present value of the receivable and related settlement income at July 31, 2004. Thus, in fiscal 2005 we record only minimal interest income related to the settlement, and no other revenues.

      Interest income in the nine months of 2005 includes interest earned on our significant invested cash and cash equivalents balances, and $115,000 of interest earned in connection with the LabCorp litigation awards. For the nine months of 2004, interest income was due almost exclusively to interest earned from the Materna litigation awards, as we had little interest earning average cash balances in 2004.

      Other income represents fees received for consulting services provided by us to a foreign client to assist the client in commercializing their products both in the U.S. and abroad.

      Expenses

                                                    For the nine months ended April 30,
                                         ----------------------------------------------------------
                                                                           Increase      % Increase
                                               2005            2004      (Decrease)      (Decrease)
                                         ----------      ----------      ----------      ----------
Personnel and other direct
  expenses relating to revenues          $4,288,985      $2,229,881      $2,059,104              92%
General and administrative expenses       1,844,630       1,140,706         703,924              62%
Patent enforcement expenses, net
  of reimbursements                         291,555          68,826         222,729             324%
                                         ----------      ----------      ----------
  Total expenses                         $6,425,170      $3,439,413      $2,985,757              87%
                                         ==========      ==========      ==========

      Personnel and other direct expenses relating to revenues increased due to several factors. Personnel expenses for the nine months of 2005 increased $1,920,000 from the prior year. This was due principally to estimated bonus and commission accruals that increased $1,387,000 compared to the nine months of 2004. Our personnel expenses also increased because we have more employees, for certain salary increases, and for a non-cash charge of $98,000 incurred in the third quarter of 2005 as a result of modifying the terms of certain stock options previously granted to our former Controller to extend the exercise terms of the options (there was no such expense in the prior year). In addition, other direct expenses increased $139,000 due to legal fees incurred in connection with the back royalty litigation, a one-time charge for technical services to support licensing a Technology (which costs are partially recoverable from future licensing revenues, if any), costs related to licensing our homocysteine assay to others, and other costs to maintain certain technologies. Offsetting these increases, severance costs decreased $112,500, as we paid severance to a former officer during the nine months of 2004. There was no severance during the nine months of 2005.

      In the nine months of 2005, we accrued what we believe is the maximum amount of expense for commissions (none of the accrual has yet been paid) pursuant to our ICP Plan. The expense was accrued based on net new business revenue, and prior to this fiscal year we have not paid any such commissions. In order to ensure that the expense is calculated in accordance with the ICP Plan and is reasonable, we have hired an independent, outside compensation consulting firm to review the ICP Plan and the accrual, and report their results to our President and the Compensation Committee of our Board of Directors. We expect the study to be completed by July 31, 2005, the end of our fiscal year. After we receive the report, we may, or may not, revise the amount of the expense, or adjust the form of payment of the commission. Any revision will be recorded in the quarter ended July 31, 2005, and the amount of such revision may be significant to our results for the quarter and year ended July 31, 2005.

      General and administrative expenses increased due to several factors. We incurred $367,000 in legal costs related to our defense of a preliminary finding by OSHA, as explained earlier. (For further discussion, see Note 11 to the accompanying unaudited condensed consolidated financial statements.) This cost was offset partially by a reimbursement of $168,000 from our directors' and officers' liability insurance carrier as settlement of our claim for reimbursement of amounts incurred in connection with an investigation of CTT by the SEC. Our insurance carrier also acknowledged that we had met our deductible under our policy relating to this matter, and confirmed that they will provide coverage (in accordance with the terms of the policy) for losses incurred in the SEC civil suit filed in August 2004. Accordingly, we have not recorded any significant costs in the current fiscal year relating to the SEC investigation and civil suit, compared to $75,000 of expense last year.

      In the nine months of 2005, we also incurred approximately $160,000 of costs that we did not incur in the prior year to comply with the internal control documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This compliance cost is ongoing. Other increases included $136,000 in public company expenses, which includes costs relating to our annual report, proxy, annual meeting, and costs relating to investor relations, and $93,000 in travel related both to investor relations to present CTT to current and potential investors across the country and in Europe, and to review new business opportunities. Directors' fees and expense also increased $132,000, principally due to a non-cash charge of $73,000 incurred in the third quarter of 2005 as a result of modifying the terms of certain stock options previously granted to a former director to extend the exercise term of the options (there was no such expense in the prior year).

      Patent enforcement expenses, net of reimbursements, increased principally due to our lawsuits against LabCorp, Abbott, Bayer, BioRad and Axis-Shield to enforce our homocysteine assay patent rights, and our demand for arbitration of our dispute with Palatin. The level of patent enforcement expenses relates to our legal strategy and varies depending on the stage of the litigation. Activity related to homocysteine assay patent rights was considerably higher in the nine months of 2005 compared to 2004.

      Provision for income taxes

      As previously described, in prior years we generated significant NOLs, which were carried forward for income tax purposes. Due to our current year income before income taxes, we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, since we expect to be subject to the AMT, our year-to-date provision of $37,000 principally is for our estimated AMT liability. In the nine months of 2004, we recorded a provision of $40,000 for our estimated AMT liability.

      Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. As a result of the income we earned for the nine months of 2005, we reversed $1,916,000 of the valuation allowance we recorded previously against the NOL asset, representing the amount of the NOL we will utilize to offset any income tax liability (excluding the AMT liability) on income earned year-to-date, and recorded a provision for income taxes of the same amount. The provision was recorded at an estimated effective combined federal and state tax rate of 36.0%, which is the rate we expect for the full fiscal year.

Financial Condition and Liquidity

      Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash flows from operations, including legal settlements and awards, and cash on hand. In addition, we have the ability to fund our requirements through sales of common stock under an equity financing arrangement (see below). At April 30, 2005, we had no outstanding debt or credit facility.

      Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

      At April 30, 2005, cash and cash equivalents were $16,555,000, compared to $4,310,000 at July 31, 2004. Cash provided by operating activities during the nine months ended April 30, 2005, was $8,299,000, compared to $2,895,000 during the same period of the prior year. The increase in cash from operating activities in the current year compared to the prior year was due principally to significantly higher net income this year compared to last year, and higher royalties payable to our clients, due to the higher royalties received and the timing of the payments, partially offset by higher receivables. Cash provided by investing activities in the current nine months was $496,000, compared to $253,000 in the same period of the prior year. In the current year we collected more cash on our receivable from Unilens. Cash provided by financing activities in the current year was $3,450,000, from sales of our common stock to Fusion Capital Fund II, LLC ("Fusion Capital") (see below) and from exercises of stock options.

      In addition to fluctuations in the amounts of royalties and our clients' shares of royalty settlements and awards, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on when royalty receipts and payments are due under our agreements with clients and customers.

      Funding and capital requirements

Equity Financing

      In February 2004, we entered into an equity financing agreement with Fusion Capital, pursuant to which we can sell to Fusion Capital up to $5 million of our common stock, at our option. During the nine months ended April 30, 2005, we sold $2,518,000 of common stock to Fusion Capital. We will use the proceeds for general working capital needs. The aggregate proceeds from inception through April 30, 2005 from sales to Fusion Capital pursuant to the equity financing agreement are approximately $2,718,000. Although we have the ability to sell up to $5 million of our common stock to Fusion Capital, we currently estimate that we will sell $3.5 million of stock in total to Fusion Capital pursuant to the equity financing agreement. However, this estimate could change at any time. In addition, we have the option of entering into another equity financing agreement with Fusion Capital for an additional $5 million upon termination of the current agreement.

Income taxes

      We currently have the benefit of using a portion of our accumulated NOLs to eliminate our regular federal and state income tax liabilities for fiscal 2005. We expect that we will be liable to pay only the federal AMT for fiscal 2005. Our approximate 1% rate for the AMT liability is much less than if we had to pay income taxes at our estimated effective income tax rate of 36.0%. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). We cannot determine when and if we will utilize the benefit of remainder of our NOLs.

Capital requirements

      We are exploring new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technologies, and researching potential acquisition candidates in order to grow our business and increase shareholder value. We expect this trend to continue.

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

      We estimated the fair value of the EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in EpiTan stock, since EpiTan has minimal revenues and has incurred substantial current and accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income and included the asset in prepaid expenses and other current assets, since we are restricted from trading the shares.

      The bonus and commission compensation accruals were estimated based on our performance to date. As previously described, we have hired an independent, outside compensation consulting firm to review the commission accrual.

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for an award of equity instruments, including stock options. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, utilizing the "modified prospective application" (as defined in the statement), whereby beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding that vest after August 1, 2005, over their respective remaining vesting periods. For outstanding but unvested awards at April 30, 2005, we currently estimate that we will record compensation expense of approximately $168,000 and $74,000, respectively, in fiscal 2006 and 2007. Recognizing compensation expense for share-based payments awarded on or after August 1, 2005, will reduce our net income in the future, but we cannot estimate the amount of that reduction, which will depend on the number of stock options awarded, option vesting periods, and other factors used in estimating the fair value of awards granted in the future.

Related Party Transactions

      We previously disclosed that our board of directors had determined that when a director's services are outside the normal duties of a director, we should compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount that we pay a director for attending a one-day Board meeting).

      During the three and nine months ended April 30, 2005, we incurred $10,624 and $23,642, respectively, of costs, including expenses, (principally travel, reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors. At April 30, 2005, accounts payable and accrued other liabilities included $1,031 and $31,250, respectively, due to related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We do not have any significant market risk to the valuation of our assets other than risks related to our shares of EpiTan common stock. The value of the stock is subject to market fluctuations in the per share price of EpiTan stock as well as foreign currency fluctuations, since EpiTan common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. We received the shares during the quarter ended October 31, 2004. Since the date of receipt, the market value of the shares has decreased by $350,659, while the exchange rate has changed in our favor by $125,454, for a net unrealized loss of $225,203.

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 30, 2005.

      (b) Changes in Internal Control over Financial Reporting

      There were no significant changes in our internal control over financial reporting during the quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See Notes 2, 3 and 11 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended April 30, 2005, pursuant to the $5 million equity financing arrangement with Fusion Capital as described in Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We issued all of these securities without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements.

                          Number of
                        shares sold      Total cash
              Month      and issued        received
      -------------     -----------      ----------

      February 2005              --      $       --
         March 2005           7,034          77,496
         April 2005          95,817       1,027,504
                         ----------      ----------

                            102,851      $1,105,000
                         ==========      ==========

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 6. Exhibits

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

                          [Signature page follows]

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMPETITIVE TECHNOLOGIES, INC.
                               (the registrant)

                               By /s/ Donald J. Freed
                                  ---------------------------------
                               Donald J. Freed
                               President, Chief Executive
Date: June 14, 2005            Officer and Authorized Signer


                               COMPETITIVE TECHNOLOGIES, INC.
                               (the registrant)

                               By /s/ Michael D. Davidson
                                  ---------------------------------
                               Michael D. Davidson
                               Chief Financial Officer, Chief Accounting Officer
Date: June 14, 2005            and Authorized Signer

                             INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------

   31.2 Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

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