Form 10-K
period 2005-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2005-10-13
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 Bronson Road
Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(203) 255-6044

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	which Registered

Common Stock ($.01 par value)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐  No

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $83,332,318.

The number of shares of the registrant’s common stock outstanding as of September 30, 2005, was 7,471,098 shares.

DOCUMENT OF WHICH PORTIONS	LOCATION IN THIS FORM 10-K
ARE INCORPORATED BY REFERENCE

Registrant’s definitive proxy statement	Part III - Items 10, 11, 12, 13 and 14

Competitive Technologies, Inc.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Please refer to “Forward-Looking Statements” in Item 7 for a description of the nature of certain terms and statements used herein.

ITEM 1. BUSINESS

Overview: Technology Commercialization Services

Competitive Technologies, Inc. (“CTT”), is a Delaware corporation incorporated in 1971 to succeed an Illinois corporation incorporated in 1968. CTT and its subsidiary (collectively, the “registrant,”  “we,”  “our,”  “us”, or the “Company”), provide technology transfer, selling and licensing services focused on the technology needs of its customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We do this in two ways. First, we develop, and have developed over the years, relationships with the technology and research arms of universities, independent research institutions and companies, and inventors, patent attorneys and patent or other intellectual property holders, who we then formally represent, and they become our “Clients”. From our Clients we obtain rights to serve as their agent, or receive a license from them to their invention, patent or intellectual property rights (collectively, the “Technology”). We then find customers, or end users, who have a use for the particular Technology, and we grant them a license or a sublicense to the Technology either to commercialize (sell) it or further develop the Technology. Second, as we also have contacts and relationships with those who have a need or use for particular Technologies (usually companies and industry, who may or may not be current customers of ours), we match their needs with one of our Technologies (“reverse marketing”), or find a Technology to fit their needs and grant them a license or a sublicense. Since we focus on both Technologies available (Client side) and Technologies wanted or needed (customer side), we believe that we provide a valuable service in matching market needs to Technology solutions. Using our services provides benefits to both the Technology provider and the user of the Technology; the Client, or Technology provider (usually a university or an inventor), can focus solely on research and innovation, rather than on selling and marketing, and the staffing needed to sell and market their Technology, and the Technology user, or customer, can focus on selling, development and marketing, rather than on research and development. We also work to maintain and enforce our Clients’ and our own legal patent rights with respect to Technologies, and monitor and address any infringement. Our goal is to maximize the value of the Technology for the benefit of our Clients, customers and shareholders.

When we acquire a Technology, we may acquire exclusive or non-exclusive rights, worldwide rights or rights limited to a specific geographic area. When we license or sublicense rights to our customers, we may grant exclusive or non-exclusive rights, worldwide or geographically limited rights and/or we may limit rights to a defined field of use. Technologies can be either early stage, mid stage, or late stage. Currently, we define early stage Technologies as those that require further development and/or testing and regulatory approval before they can be commercialized and generate significant revenues, such period of time usually being in excess of 30 months. Mid stage are defined as Technologies that require some further refinement, but we believe are closer (approximately 15 - 30 months) to generating significant revenues than early stage. Late stage Technologies are fully developed and ready to be marketed and usually can generate revenues immediately, or within 15 months. We strive to have a balanced portfolio with Technologies in each stage of the life cycle; our goal is to have over half our portfolio in late stage Technologies. Currently, we have less than half our portfolio in late stage Technologies, and we are focusing on correcting this imbalance in our portfolio. The stage that a Technology is classified in may change at any time based upon information currently available to us. In addition, how we define a stage may change.

We identify and commercialize (or find companies that will commercialize Technologies for us) innovative Technologies in life and physical sciences, electronics, and nanotechnologies. Life sciences include medical testing, diagnostics, pharmaceuticals, biotechnologies, medical devices and other medical or biological applications. Physical sciences include chemical, display, and environmental applications. Electronics include communications, semiconductors, Internet related, e-commerce and consumer electronics applications. Nanotechnologies deal with the manipulation of microscopic particles into useful arrangements, and smart or novel materials (a nano particle is one thousand times smaller than the width of a human hair). We currently have Technologies in each of these areas, though a majority of our revenues come from the life sciences area.

We estimate that over the years we have licensed nearly 500 technologies to and from corporations, and can count as our Clients several major universities and inventors.

Technology Acquisition and Portfolio

Currently we are working to expand the number of universities that we have relationships with, increase the number of Clients and Technologies we represent, and are developing programs and marketing specifically designed to establish us as the premier technology commercialization company.

In addition to contacts with universities, independent research institutions and inventors, we learn of Technologies available when inventors or intellectual property holders hear of our services through publications, news releases, or by word-of-mouth, and come to us for evaluation and assistance. An internal committee, established specifically for the purpose of evaluating leads and accepting or rejecting Technologies, continuously evaluates all potential Technologies. Factors in the evaluation process include, but are not limited to, strength and ability to protect the intellectual property, life stage, further development time (if any), of the Technology, ability to be paired with an existing Technology we have, marketability, market size, potential profitability of the Technology, and whether we have relationships with potential users of the Technology. A majority of the Technologies initially reviewed are rejected. As to those that are accepted, a process then occurs whereby we obtain representation of the Technology, either by becoming an agent representing the Technology, or being granted a license to the Technology. Although when we accept a Technology we believe that we have a chance to successfully market the Technology, market and other forces beyond our control may force us to revise our outlook and possibly reject the Technology after we have accepted it, or spend more time and expense than we originally planned to protect and market the Technology. In addition, certain Technologies, once accepted, may be dormant for a period of time until a new customer or application is identified for them. As explained in Technology Protection and Litigation, some Technologies may become involved in patent infringement and/or litigation.

Generally, early stage Technologies have limited current revenue potential but may have high long-term revenue potential, while mid stage and late stage Technologies may produce more current revenues but may have more limited long-term revenue potential. While most Technologies we review are rejected, of those that we do accept into our portfolio, we expect that many ultimately will end up being commercially unsuccessful, produce little or no revenues, and eventually be rejected, some others will produce steady revenues and profitability for a period that could last several years, and few will be very successful, producing significant annual revenues for several years, through the life of the patent. When we accept a Technology, we try to obtain the rights to improvements and/or refinements that may extend the patentable life of the Technology and the potential revenues generated. Because of these characteristics, revenues (and profitability) will fluctuate, in some cases significantly, from year to year, and bottom line net income as a percentage of revenues, (return on revenues), may be highly variable. Conversely, if revenues are not generated as anticipated, we may incur a loss. Since we may not know a Technology’s revenue potential right away and it often takes a few years before we earn significant revenues from a Technology, we review our portfolio regularly, adding and removing Technologies trying to find a balance between Technologies that produce current revenues and those that may produce long-term revenues.

When we initially receive, review and evaluate a Technology, we usually sign a non-disclosure confidentiality agreement with the Client or prospective Client. This is done to allow us access to nonpublic information and other details about the Technology that others are not given, provided we maintain confidentiality of information about the Technology. When we commercialize the Technology we require the same non-disclosure confidentiality agreements from prospective customers. Included as part of nearly all license and sublicenses granted are bilateral non-disclosure and confidentiality provisions to protect the value of the Technology and our customers’ business dealings. As a result of these obligations, as well as federal regulations on disclosure of non-public information, we may not be able to disclose, and do not disclose except under limited conditions, details about licenses and sublicenses granted or Technologies that we are evaluating, other than certain limited information that we believe is necessary for an understanding of our financial results.

Marketing Technologies

We commercialize our Technologies through many methods, from contacts in research and development, marketing and executive levels at major corporations, to attendance at seminars and trade shows. We also perform market research to determine the most likely users of Technologies, and we may contact current or prospective customers to determine if they have an interest in or another use for a new Technology.

Technology Protection and Litigation

An important part of our business is patenting and protecting our Technologies, both domestically and internationally. We sometimes assist in or prepare initial patent applications, and usually are responsible for prosecuting and maintaining patents. Unfortunately, patent enforcement also is a part of our business due to patent infringement, both willful and unintentional. In the case of willful infringement, certain infringers will continue to infringe absent legal action. In addition, companies will attempt to find “work-arounds” to avoid paying us and our Clients royalties for the use of our Technologies, and at times these “work-arounds” may be successful. We defend our Technologies on behalf of our Clients, CTT and existing licensees, and pursue patent infringement cases through litigation, if necessary. Such actions and cases, even if settled out of court, may take several years to complete, and the expenses of these matters may be borne by our Clients, by us, or shared. Any proceeds then earned by the action usually are shared in the same proportion as the costs. As a result, we may incur significant expenses in some years and be reimbursed for them through proceeds of awards or settlements several years later. Patent law provides for the potential of treble damages in the event of a willful infringement, but such awards are provided solely at the discretion of the court and are not guaranteed as a matter of law.

Revenue Generation

We earn recurring revenues principally from Technology licensing and royalty fees. In most cases, we obtain or license the rights to a Technology from a Client, and then license or sublicense our rights to our customers. Generally, the agreements we enter into with our Clients and customers are for the duration of the Technology life, which usually is determined by applicable patent law. Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients’ shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive milestone payments based on research progress or subsequent sublicense or joint venture proceeds. In certain of our sublicense or license arrangements, we may receive an upfront license fee upon executing the license. These fees generally are non-refundable, and may or may not be creditable against future royalties. In certain cases, we may waive the first year royalty fee in consideration for the upfront fee. Sometimes we apply the upfront fee or initial royalty fees to reimburse our Client and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

We stipulate the terms of our licensing arrangements in separate written agreements with our Clients and with our customers. Generally, we enter into single element arrangements with our customers, under which we have no significant obligations, after executing the agreements, other than patent prosecution and maintenance. In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements, the revenue recognition for which is described above, we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on the verifiable objective evidence available. We also may have milestone billing arrangements, whereby our policy generally is to recognize non-refundable, upfront fees ratably over the entire arrangement and milestone payments as the specified milestone is achieved, though we evaluate such billing arrangements on a case-by-case basis, and record revenues as appropriate. Currently, we do not have any multiple element or significant milestone billing arrangements, but we have had such arrangements in the past and could have such arrangements in the future.

Currently, we have a concentration of retained royalties derived from four Technologies. We actively are marketing our other current Technologies, and seeking new Technologies both to mitigate this concentration of revenues and provide us with a more steady future revenue stream. The Technologies that produced either revenues equal to or exceeding 15% of our total retained royalties revenue, or at least $250,000 in 2005, 2004 or 2003 were:

	2005	2004	2003

Homocysteine assay	$8,932,000	$651,000	$584,000
Ethyol™	$500,000	$500,000	$647,000
Gallium arsenide	$860,000	$334,000	$508,000
Sexual dysfunction	$843,000	$60,000	$60,000

As a percentage of total retained royalties for the same periods, these Technologies represented:

	2005	2004	2003

Homocysteine assay	77%	31%	22%
Ethyol	4%	24%	24%
Gallium arsenide	8%	16%	19%
Sexual dysfunction	7%	3%	2%

The homocysteine assay (life sciences) is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine may be a primary risk factor for cardiovascular, vascular and Alzheimer’s diseases, and rheumatoid arthritis. The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically and it is becoming a regular part of medical exams. Our U.S. patent that covers this homocysteine assay expires in July 2007. For further discussions see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ethyol (life sciences) is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute (“SRI”), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI pays us up to a maximum of $500,000 per calendar year from Ethyol license income it receives. Since calendar 2002 we have received the maximum revenue each year. This patent expires in December 2010.

Inventions using gallium arsenide (electronics) to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents were issued from March 1983 to May 1989. Patents expired starting in May 2001 and will continue to expire through September 2006. After September 2006, we will not receive any future royalties for this Technology. We have licensed this Technology to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd., Toshiba Corporation, and one U.S. licensee (some licenses have since expired). Approximately $607,000, $87,000, and $156,000, respectively, of retained royalties in fiscal 2005, 2004 and 2003, were from the U.S. licensee's sales of licensed product; the remaining $253,000, $247,000 and $352,000, respectively, were from several foreign licenses.

The increase in revenues from our sexual dysfunction (life sciences) Technology was due to a settlement with Palatin Technologies, Inc. (“Palatin”), our licensee, related to a subcontract fee received by Palatin. Pursuant to our license, we are entitled to a portion of any sublicense fee Palatin receives. For further information, see Item 3. Legal Proceedings. This Technology consists of a therapeutic drug to treat male and female sexual dysfunction.

We also earn revenues from royalty legal awards. Such awards may be significant, generally are non-recurring and are the result of successful patent enforcement actions, and may include punitive damages, attorneys’ fees, court costs and interest. Out-of-court settlements may occur prior to or during trials. Revenues from out of court settlements usually are included in retained royalties.

Other Technologies in our life sciences portfolio (many of which are subject to testing, clinical trials and approvals) include: a nanoparticle bone cement biomaterial (recently licensed to Soteira Inc.), which has a broad range of potential applications, including dental, spinal and other bone related applications; a sunless tanning agent that may prevent skin cancer from unprotected exposure to the sun; and Therapik™, a device that alleviates the effect of insect bites and stings.

Our electronics portfolio includes: an early stage video and audio signal processing Technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), that is used in streaming video products for personal computers and wireless devices, including mobile phones; a radio frequency identification Technology that provides event driven tracking of definable assets and personnel; encryption Technology that operates at high speeds with low memory requirements to secure applications used on the internet, telecommunications, smart cards and e-commerce; and EZSpeech™, an interactive software platform designed to help individuals master English when it is not their native language.

Our physical sciences portfolio includes: clean, renewable fuel technologies, including patented alternative fuel formulations and a method to convert municipal waste to fuel grade ethanol and certain marketable chemicals; and a method for accelerating steel cutting that has a variety of uses.

Retained Royalties from Foreign Sources

We have developed relationships with Asian companies seeking technology solutions. Retained royalties received from foreign licensees totaled $757,000, $520,000, and $657,000, respectively, for 2005, 2004 and 2003. Of the foreign sourced royalties received, $402,000, $397,000 and $486,000, respectively, in 2005, 2004 and 2003 were from Japanese licenses.

Investments

From time to time in the past, in addition to providing other forms of assistance, we have funded certain development-stage companies to exploit specific Technologies.

Employees

As of October 3, 2005, we employed 16 people (full-time equivalents). We also employ independent consultants who provide us with business development services under contracts with us. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside technical and professional specialists to satisfy our Clients’ and customers’ unique technology needs.

Code of Ethics

Our Board of Directors adopted a revised Corporate Standards of Conduct for all directors, officers, employees and consultants in January 2005. A copy of it was filed as Exhibit 14.1 to our Current Report on Form 8-K dated January 14, 2005.

Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on or through our website, http://www.competitivetech.net, as soon as reasonably practicable after they are filed. You may request a paper copy of materials we file with the SEC by calling us at (203) 255-6044.

You also may read and copy materials we file with the SEC on the SEC’s website at http://www.sec.gov, or at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

ITEM 2. PROPERTIES

Our executive office is approximately 6,800 square feet of leased space in an office building in Fairfield, Connecticut. The office lease expires December 31, 2006, and provides for annual base rent of $168,750, which is inclusive of all taxes, climate control, power and maintenance. We have an option to renew the lease through December 31, 2011. We believe that our facilities are adequate for our current and near-term operations. We are reviewing our options, including finding new office space in the same general vicinity as we are located now, in anticipation of the expiration of our current lease.

ITEM 3. LEGAL PROCEEDINGS

Palatin Technologies, Inc.

On September 14, 2005, we filed a complaint alleging breach of contract against Palatin Technologies, Inc. (“Palatin”) in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. Further action in this case is pending.

The breach of contract alleged relates to a mediated settlement agreement with Palatin on June 17, 2005. Pursuant to the settlement, Palatin paid us $1,700,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock. Palatin tendered restricted shares to us that were not registered for resale and thus we would have been severely restricted from selling, transferring or otherwise disposing of the shares, which was not in accordance with the settlement. As a result of Palatin’s failure to honor all the terms of the June 17, 2005 settlement, we filed the complaint to obtain unrestricted shares, damages, and to recover our enforcement costs.

The settlement was the result of a mediation of a prior dispute whereby on October 27, 2004, we had demanded arbitration, as provided for in a license between us and Palatin, due to our belief that Palatin was in material breach of their license agreement with us for their exclusive use of our Technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Pursuant to the terms of our license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach.

The mediation settlement entered into by CTT and Palatin referred only to the disposition of this particular $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin that may be covered under Palatin’s license with us. Although Palatin has made statements in their public filings that this agreement released them from any other obligations to us relating to future payments received from King, we disagree with their statements, and reserve our rights under the original license granted to Palatin.

Carolina Liquid Chemistries Corporation

On August 29, 2005, we filed a complaint alleging patent infringement of our patent covering homocysteine assays against Carolina Liquid Chemistries Corporation (“Carolina Liquid”) in the United States District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. Further action in this case is pending.

Employment Matters

On August 10, 2005, CTT received notice that John B. Nano, its former President and Chief Executive Officer, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. Mr. Nano’s suit seeks to attach one of CTT’s bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims. In his suit, Mr. Nano alleges that CTT breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. According to his lawsuit, Mr. Nano claims that CTT withdrew the agreement after he communicated his acceptance to the Chairman of CTT’s Board of Directors. CTT denies the allegations of the suit and intends to vigorously defend it and oppose Mr. Nano’s application for a prejudgment remedy. A hearing is tentatively scheduled on this motion for late fall.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration (“OSHA”), alleging a violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) by the Company in connection with the termination of his employment. The Company believes that the complaint is totally without merit, and is exploring several claims against Mr. Nano. CTT filed an answer to the OSHA inquiry on October 3, 2005.

Relating to a separate matter, on February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Sarbanes-Oxley Act by terminating Wil Jacques and Scott Bechtel in June 2003. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. Jacques and Bechtel contend that they were improperly terminated for raising concerns about financial reporting. CTT contends that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, and that the conclusions drawn by OSHA were legally erroneous. CTT denies that it is liable to the complainants in any amount.

The OSHA finding did not constitute a final agency order. In accordance with law and regulation, on February 11, 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge (“ALJ”) of the U.S. Department of Labor (“DOL”). The hearing was held on May 17 - May 20, 2005. On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding, which later was approved by the ALJ, whereby all claims against CTT by Jacques were resolved. Pursuant to the settlement, CTT paid plaintiff Jacques a lump sum payment and reimbursement for certain reasonable legal fees, and agreed to pay him certain minimum consulting fees over the next two years. The lump sum payment and legal fee reimbursement were recorded in the quarter ending July 31, 2005. The consulting fees are not significant, and will be recorded as they are paid.

On October 6, 2005, the ALJ’s findings were issued, in which all of the claims of Mr. Bechtel were dismissed, and further, that the issue of damages was not relevant since the plaintiff failed to carry his burden of proof. The plaintiff has ten business days in which to file an appeal. We cannot predict whether or not an appeal will be filed, or the total amount of legal fees or other expenses that we will incur in 2006 relating to this matter. Legal fees incurred since the inception of this matter through July 31, 2005, were approximately $782,000.

Separate from the hearing before the ALJ, CTT appealed the reinstatement order before a judge in the United States District Court, District of Connecticut (the “District Court”). The reinstatement order would have required reinstatement as of February 8, 2005. On May 13, 2005, the appeal was denied. On May 16, 2005, CTT filed for a reconsideration and/or modification of the May 13, 2005 order. On May 23, 2005, the District Court granted CTT’s motion for reconsideration, but did not change the ruling requiring reinstatement. CTT reinstated plaintiff Bechtel effective February 8, 2005. The DOL requested a show cause hearing before the District Court as to why CTT should not be held in contempt of court for not complying immediately with the reinstatement order. On July 27, 2005, a hearing was held on the motion but no resolution was reached. Further action on the motion is pending.

Axis-Shield

On May 27, 2005, we filed a stipulation with the court to dismiss with prejudice all outstanding litigation with Axis-Shield plc and Axis-Shield, ASA (collectively, “Axis-Shield”). The dismissal was filed as a result of a settlement we reached with Axis-Shield, pursuant to which Axis-Shield was granted a license to sell tests used to measure homocysteine levels. Axis-Shield paid an upfront license fee, back royalties, and will pay royalties going forward from the date of the license. The term of the license is through July 2007, the expiration date of the patent. In addition, Axis-Shield withdrew their complaint against us.

On February 1, 2005, we had filed a complaint alleging infringement of our patent covering homocysteine assays against Axis-Shield in the U.S. District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Axis-Shield was served notice of our complaint on February 7, 2005. Also on February 7, 2005, we were served notice that Axis-Shield had filed a complaint against CTT on November 10, 2004, in the U.S. District Court for the District of Connecticut seeking declaratory relief that our patent covering homocysteine assays was invalid and that Axis-Shield had not infringed and was not infringing on our patent covering homocysteine assays. In addition, Axis-Shield alleged that CTT had engaged in unfair competition by threats of and actual litigation in the health industry, and had sought general, compensatory and exemplary damages, and attorneys’ fees, court costs and other remuneration at the option of the court.

Bio-Rad Laboratories, Inc.

On May 13, 2005, we agreed to withdraw a complaint that we had filed against Bio-Rad Laboratories, Inc. (“Bio-Rad”) on December 23, 2004, in the U.S. District Court for the District of Colorado, in which we had alleged infringement of our patent covering homocysteine assays. The complaint was withdrawn when Axis-Shield signed a license with us, since Bio-Rad purchases their homocysteine test kits from Axis-Shield, and purchasers of kits from Axis-Shield are covered under Axis-Shield’s license. In the Bio-Rad complaint, we had sought monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court.

Laboratory Corporation of America Holdings d/b/a LabCorp

On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”) for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 court decision in favor of Metabolite Laboratories, Inc. (“MLI”) and us (collectively, the “Plaintiffs”). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty legal awards and $105,060 in interest income during the quarter ended October 31, 2004. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,056, and we recorded $221,121 in royalty legal awards and $9,935 in interest income during the quarter ended April 30, 2005. Our claim for additional attorneys’ fees and court costs related to the appeals process is still pending.

As a result of the August 5, 2004 CAFC decision, on November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the “Court”) relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General’s Office (the “SGO”) to file a brief in this case expressing its views on the question of the patentability of method patents of this type. On August 26, 2005, the SGO issued its brief, recommending that the Court deny LabCorp’s petition. The Court is not obligated to follow the SGO’s views on the matter, though it usually does. If the Court denies LabCorp’s petition, then LabCorp will have no further avenues of appeal. If the Court ignores the opinion of the SGO and agrees to hear LabCorp’s appeal, and then remands the case to the District Court, and then if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the “Stipulated Order”). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp’s ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,930,355 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote. The appeals process was considered to have ended in April. Thus, since April 30, 2005, LabCorp has not paid us any royalties, but they may be purchasing assays through one of our licensees. The Court has not yet ruled on LabCorp’s petition.

The funds we received on August 16, 2004 were released from a bond previously posted by LabCorp as part of the appeals process in this homocysteine assay patent infringement case originally filed by the Plaintiffs against LabCorp on May 4, 1999, in the United States District Court for the District of Colorado. The Plaintiffs alleged, in part, breach of contract, patent infringement and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) Plaintiffs sought unspecified monetary and exemplary damages, for LabCorp to cure past breaches, to provide an accounting of wrongfully withheld royalties, and to refrain from infringing the patent. Plaintiffs also sought reimbursement of their attorneys’ fees. LabCorp filed an answer and counterclaims alleging non-infringement, patent invalidity and patent misuse.

In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In December 2001, the court entered judgment affirming the jury’s verdict. In an amended judgment issued in November 2002, the court awarded the Plaintiffs approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys’ fees, and $132,000 in prejudgment interest, and issued a permanent injunction barring LabCorp from performing future homocysteine assays.

Securities and Exchange Commission

On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., our former Chief Executive Officer (“CEO”) in 2001, and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. Further action in this case is pending. Costs incurred since August 2004 relating to this suit are being covered by our directors and officers insurance carrier.

Fujitsu

In December 2000, (coincident with filing a complaint with the United States International Trade Commission (“ITC”) that was withdrawn in 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our client, the University of Illinois. The two patents disclose energy recovery technology for flat plasma display panels. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California.

In September 2001, Fujitsu et al. filed counterclaims against us and the University of Illinois in the United States District Court for the District of Delaware (which subsequently was dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In late 2002, we were dismissed as co-plaintiff from this litigation, but we retain our economic interest in any potential favorable outcome.

On July 1, 2004, the court granted summary judgment in favor of the defendant, Fujitsu, and the University of Illinois appealed. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University’s appeal.

No decision on the appeal has been reached, and the parties are waiting assignment of an oral hearing date.

Summary

We are unable to estimate the legal expenses or the losses we may incur, if any, or the possible damages we may recover in these suits, if any, and we have not recorded any potential judgment losses or proceeds in our financial statements to date. We record expenses in connection with these suits as they are incurred.

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

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and background information are as follows:

Dr. Donald J. Freed, 63, has served as our President and Chief Executive Officer since June 2005. Dr. Freed was our Executive Vice President and Chief Technology Officer from January 1, 2004 to June 2005. From April 2003 to December 2003, he was engaged as a consultant to us. From November 1998 through March 2003, he served as Vice President, Business Development, and prior thereto, as Vice President of Marketing of Nanophase Technologies Corporation, a publicly held nanomaterials company.

Michael D. Davidson, 46, has served as our Vice President and Chief Financial Officer since May 2004. From 1998 through 2004, he was with First Aviation Services Inc., (a provider of parts and services to the aerospace industry) in various capacities, including financial consultant, Vice President, Chief Financial Officer and Corporate Secretary, and as its Controller.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Market information. Our common stock is listed on the American Stock Exchange. The following table sets forth the quarterly high and low sales prices of our common stock as reported by the American Stock Exchange for the periods indicated.

Fiscal Year Ended July 31, 2005			Fiscal Year Ended July 31, 2004

	High	Low		High	Low
First Quarter	$ 5.75	$3.36	First Quarter	$2.10	$1.53
Second Quarter	$13.39	$4.97	Second Quarter	$6.36	$1.97
Third Quarter	$15.55	$6.30	Third Quarter	$6.50	$3.70
Fourth Quarter	$11.67	$5.61	Fourth Quarter	$5.25	$3.00

(b)    Holders. At September 30, 2005, there were approximately 575 holders of record of our common stock.

(c)    Dividends. No cash dividends were declared on our common stock during the last two fiscal years.

(d)    Sales and issuances of unregistered securities. During the year ended July 31, 2005, we sold and issued a total of 385,712 shares to Fusion Capital, receiving a total of $2,517,539 in cash. The sales and issuances were made pursuant to the $5 million equity financing arrangement we have with Fusion Capital (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). We did not sell or issue any shares of our common stock to Fusion Capital during the three months ended July 31, 2005 (our fourth quarter). All of the securities issued were issued without registration in reliance upon an exemption under Section 4(2) of the Securities Act because we made the offers and sales in private placements.

COMPETITIVE TECHNOLOGIES, INC.

ITEM 6. SELECTED FINANCIAL DATA (1) (4)

	Year ended July 31,
	2005	2004	2003	2002	2001
Statement of Operations Summary:
Total revenues (2)	$14,174,354	$8,021,654	$3,319,556	$2,695,650	$4,041,338
Net income (loss) (2) (3)	$5,701,787	$2,954,529	$(1,935,301)	$(4,016,428)	$(2,500,749)
Net income (loss) per share:
Basic	$0.84	$0.47	$(0.31)	$(0.65)	$(0.41)
Assuming dilution	$0.78	$0.46	$(0.31)	$(0.65)	$(0.41)
Weighted average number of common shares outstanding:
Basic	6,762,553	6,247,588	6,182,657	6,148,022	6,135,486
Assuming dilution	7,324,701	6,456,860	6,182,657	6,148,022	6,135,486

Year-end Balance Sheet Summary:	At July 31,
Cash and cash equivalents	$14,279,547	$4,309,680	$1,504,295	$2,887,295	$5,017,877
Total assets	19,441,093	6,680,807	2,952,501	6,399,783	10,640,873
Total long-term obligations	—	—	—	—	—
Total shareholders' interest	14,107,881	4,938,518	1,169,427	2,992,643	6,967,746

(1)	This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All amounts in these notes are approximate.

(2)
2005 includes several upfront license fees, settlements with JDS Uniphase and Palatin, $930,000 of dividends, and $1,037,000 from LabCorp awards. 2004 includes $4,694,000 from the Materna award and $1,203,000 from the Unilens settlement and stock sale. 2003 includes $600,000 relating to the Materna award.

(3)
2005 includes $782,000 in defense costs relating to the OSHA claim, and $228,000 relating to compliance with Section 404 of the Sarbanes-Oxley Act. 2003 includes $341,000 of corporate legal expenses directly related to the SEC investigation, $482,000 of impairment charges on intangible assets, a $944,000 impairment loss on investments, and a reversal (income) of $1,583,000 of 2002 patent enforcement expenses. 2002 includes $2,132,000 of patent enforcement legal expenses and $810,000 of impairment loss on investments, and 2001 includes $2,474,000 of patent enforcement legal expenses and $600,000 of impairment loss on investments and loans.

(4)	No cash dividends were declared or paid in any year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements about our future expectations, including development plans, and all other statements in this Annual Report on Form 10-K, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-K, the words “anticipate,”  “believe,”  “intend,”  “plan,”  “expect,”  “estimate,”  “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, growth strategies, operating performance, industry trends, and other risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors” at the end of Item 7 of this Annual Report on Form 10-K for the year ended July 31, 2005, and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property rights, principally patents and inventions (collectively, the “Technology”), and they become our “Clients,” for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative Technologies in life and physical sciences, electronics, and nanotechnologies developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our Clients, customers and shareholders.

We earn revenues primarily from licensing our Clients’ and our own Technologies to our customers (licensees). Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. In the normal course of our business, patents expire and revenues generated one year may not recur in the following year. As explained below, in 2005 we had a concentration of revenues derived from four Technologies.

Because we have rounded all amounts in this Item 7 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 7 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - 2005 vs. 2004

Summary of Results

Net income for 2005 was $5,702,000, or $0.78 per diluted share, compared to net income for 2004 of $2,955,000, or $0.46 per diluted share, an improvement of $2,747,000, or $0.32 per diluted share. The reasons for the increase in net income are explained below in the sections that follow.

Revenues

Total revenues for 2005 were $14,174,000, compared to $8,022,000 for 2004, an increase of $6,152,000, or 77%.

Retained royalties for 2005 were $11,638,000, which was $9,527,000, or 451% higher than the $2,111,000 reported in 2004. The following table compares revenues from Technologies with retained royalties greater than or equal to $150,000 in 2005 or 2004.

	2005	2004	Increase (Decrease)	Increase (Decrease)
Homocysteine assay	$8,932,000	$651,000	$8,281,000	1272%
Gallium arsenide	860,000	334,000	526,000	157%
Ethyol™	500,000	500,000	—	—
Sexual dysfunction	843,000	60,000	783,000	1305%
Plasma display	150,000	150,000	—	—
All other technologies	353,000	416,000	(63,000)	(15%)
Total retained royalties	$11,638,000	$2,111,000	$9,527,000	451%

As explained in detail below, included in the 2005 retained royalties were several non-refundable, non-creditable upfront license fees, a settlement of a back royalty audit, and a sublicense fee accrued related to sexual dysfunction. These revenues may not recur in subsequent years, or may recur in different magnitudes. In 2005 the total of such upfront license fees and the royalty audit aggregated to $7,587,000. Of this amount, approximately $6,181,000 was from homocysteine licenses. In 2004 there were no significant upfront license fees and no royalty audit settlements. Thus without these special revenues our retained royalties for 2005 would have been $4,051,000, and would have increased $1,940,000, or 92% over 2004.

Approximately 96% of our retained royalties for 2005 were from four Technologies: 77% from homocysteine assays, 4% from Ethyol, 8% from gallium arsenide patents, and 7% from sexual dysfunction. We are seeking new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

The increase in revenues from the homocysteine assay (life sciences) was due principally to non-refundable, non-creditable, upfront license fees and recurring royalties earned on new licenses granted during the year, including licenses granted to Abbott Laboratories (“Abbott”), Axis-Shield, Bayer Corporation (“Bayer”), Beckman Coulter, Dade Behring, Inc., Diagnostic Products Corporation, Ortho-Clinical Diagnostics (a Johnson & Johnson company), and the diagnostics division of F. Hoffman-La Roche Ltd. (Roche). These licenses, and other new licenses granted in 2005 relating to homocysteine testing, generally provide for a non-refundable, non-creditable (against future royalties) upfront license fee and a royalty to be paid to us based on a fixed fee per test. The amount of the fixed fee is determined based on estimated volume. All of the upfront license fees received in 2005 were in cash, except for Bayer, which was paid one-half upon signing the license, with the other half due in October 2005.

Pursuant to the license with Abbott, Abbott agreed to pay us a non-refundable, non-creditable upfront license fee, certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales made in the U.S. after January 1, 2006. In January 2005, upon receipt, we recorded $5,200,000 in retained royalties, representing our share of the upfront license fee. The Milestone Fees, our share of which aggregates to $1,600,000, will be paid to us in two equal installments of $800,000 on January 31, 2006 and 2007, as long as our patent is valid and enforceable. We are accruing the present value of the aggregate of the Milestone Fees in retained royalties in calendar year 2005 and, accordingly, we accrued $933,000 in retained royalties from inception of the license through July 31, 2005. No per test royalties are payable from Abbott in calendar year 2005.

In general, in those cases where the homocysteine licensee makes or distributes test kits, the license granted in 2005 relieved the licensee’s customers from their obligation to pay us royalties on tests performed using the licensee’s homocysteine assay. The license also released the licensee’s customers of any obligation to pay us royalties for homocysteine tests performed using the licensee’s assays in the past, but did not entitle them to any refund of any royalties previously paid to us. With certain limited exceptions, the term of all of the homocysteine licenses granted is through July 2007, the expiration date of the patent.

The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically, and it is becoming a frequently prescribed test. Our U.S. patent that covers this homocysteine assay, the validity of which has been confirmed by a court decision, expires in July 2007. Revenues, exclusive of upfront license fees, relating to the homocysteine assay continue to grow, and we believe that this trend will continue, but we cannot predict the magnitude of growth as we have no control over it, and we cannot predict if or when we will succeed in closing any additional license agreements and enforcing our patent rights. We believe that we currently have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. However, since we also believe that there still are others using and/or selling tests without a license, we continue to monitor the market to protect the patent rights of ourselves, our Clients, and our current license holders, and will take action, including litigation, if necessary, to enforce and protect our patent rights.

We expect Ethyol (life sciences) and the Plasma Display (physical sciences) retained royalties to continue at the current level for several years. Ethyol is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute (“SRI”), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI pays us up to a maximum of $500,000 per calendar year from Ethyol license income it receives. Since calendar 2002 we have received the maximum revenue each year. This patent expires in December 2010.

Inventions using gallium arsenide (electronics) to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents were issued from March 1983 to May 1989. Patents expired starting in May 2001 and will continue to expire through September 2006. After September 2006, we will not receive any future royalties for this Technology. We have licensed this Technology to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd., Toshiba Corporation, and one U.S. licensee (some licenses have since expired). The increase in gallium arsenide revenues resulted from a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. Our share of the settlement was $607,000, net of fees paid to a royalty auditing firm. Without this settlement, royalties would have decreased due to licenses that expired in the prior year. Approximately $607,000, $87,000, and $156,000, respectively, of retained royalties in fiscal 2005, 2004 and 2003, were from the U.S. licensee's sales of licensed product; the remaining $253,000, $247,000 and $352,000, respectively, were from several foreign licenses.

The increase in revenues related to our sexual dysfunction Technology was due to our settlement with Palatin Technologies, Inc. (“Palatin”) on June 17, 2005, related to a subcontract fee received by Palatin in August 2004. The settlement was the result of a mediation of a prior dispute whereby we had demanded arbitration, as provided for in the license between us and Palatin, due to our belief that Palatin was in material breach of the license. Pursuant to the settlement, Palatin made a cash payment to us, our share of which was $680,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock. Though we have not received the unrestricted common stock from Palatin, we accrued as income $103,000, representing our share of the estimated value of the stock, after considering the effect of the stock restriction, bringing the total recorded for the settlement to $783,000. Palatin tendered restricted shares to us that were not registered for resale. Since Palatin failed to issue us unrestricted shares, we filed a complaint against them as a result of their failure to honor all the terms of the June 17, 2005 settlement. For further information, see Item 3. Legal Proceedings.

The Palatin license is for Palatin’s exclusive use of our Technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Pursuant to the terms of our license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach, and later demand arbitration.

The mediation settlement entered into by CTT and Palatin referred only to the disposition of this particular $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin that may be covered under the Palatin’s license with us. Although Palatin has made statements in their public filings that this agreement released them from any other obligations to us relating to future payments received from King, we disagree with their statements, and reserve our rights under the original license granted to Palatin.

Royalty legal awards were $1,037,000 for 2005, and $4,339,000 for 2004, and comprised approximately 7% and 54%, respectively, of our total revenues for 2005 and 2004. In 2005 we received two awards related to litigation with Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), including $816,000 released from the original November 2002 decision in this homocysteine patent infringement case that upheld the validity of our homocysteine patent, and that Labcorp had appealed unsuccessfully, and $221,000 for attorneys’ fees and court costs also awarded in the original case. For a further discussion of the original case and LabCorp’s appeals, see Item 3. Legal Proceedings. In 2004, royalty legal awards were entirely from the finalization and receipt of our portion of the Materna™ litigation award that had been ongoing for many years.

Dividends received of $930,000 for 2005 were from our receipt of three separate dividends from our investee, Melanotan Corporation (“MelanoTan”), in which we own approximately 20.9% of the common stock. (There was no dividend income in 2004.) We previously had purchased the shares of MelanoTan for a nominal amount, and, in a separate transaction, we licensed to MelanoTan certain rights relating to a sunless tanning technology that we own. The technology may lessen or prevent skin cancer caused by unprotected sun exposure. MelanoTan sublicensed the rights to EpiTan Limited (Australia) (“EpiTan”), and also had received shares of EpiTan. (MelanoTan has no operations of its own).

EpiTan essentially is a research and development company that is in the process of conducting safety and efficacy trials, and evaluating the Technology for future commercialization. It currently is planning Phase 3 trials in Australia (generally the last stage of testing required prior to approval to market) for the Technology (trials for use in the U.S. will begin after that). EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT.

In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of EpiTan common stock. As a result, we received 1,252,346 shares of EpiTan common stock. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

We estimated the fair value of the EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction (EpiTan has minimal revenues and has incurred substantial current and accumulated net losses). We recorded the estimated value of the shares, $679,000, as dividend income and included the asset in equity securities available for sale.

In May 2005 MelanoTan paid a special cash dividend. Our share of the dividend was $104,000. In addition, in June 2005, MelanoTan paid another dividend in the form of EpiTan common stock. As a result, we received an additional 660,686 shares of EpiTan common stock and recorded additional dividend income of $147,000. As a condition to receiving this dividend, we again agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. We valued the shares and dividend received in the same manner as the October 2004 dividend (except with a price per share of $0.36 Australian dollars, and exchange rate of $0.7701 Australian dollars to $1.00 U.S. dollar). In total, we received and now directly own 1,913,032 shares of EpiTan common stock. Our ownership percentage of Epitan’s common stock is not significant.

As a result of the dividends, MelanoTan does not own any more stock of Epitan. Its only asset is the license and sublicense to the Technology, and cash.

Unrealized market price and foreign exchange gains and losses relating to the EpiTan shares have been included in other comprehensive loss in shareholders’ interest. Other comprehensive loss for the year ended July 31, 2005, was $267,000, consisting of an unrealized loss on the market value of the shares of $387,000, partially offset by an unrealized foreign exchange gain on the value of the U.S. dollar compared to the Australian dollar of $120,000. Comprehensive income for the year ended July 31, 2005, was $5,434,000.

Settlement with Unilens, net for 2005 was $32,000, compared to $1,203,000 in 2004, and related to our settlement with Unilens Corp. USA (“Unilens”) in October 2003. This settlement is described in detail in Results of Operations - 2004 vs. 2003. As a result of the 2004 settlement, in 2005 we recorded only interest income related to the settlement during the first three quarters of the year. In the fourth quarter, as a result of Unilens accelerating their payments on the receivable and paying the balance in full faster than we estimated in 2004 when we recognized the receivable, we recorded an additional $32,000 of gain. At July 31, 2005, the receivable was paid in full.

Interest income, net for 2005 was $433,000, compared to $369,000 in 2004. Included in 2005 was $115,000 of interest from the LabCorp awards, and $52,000 of interest earned on the Unilens receivable. The balance, $266,000, principally was interest earned from our invested cash and cash equivalents, which increased significantly over 2004. In 2004, $355,000 of the $369,000 of interest was interest from the Materna award. The balance of $14,000 was earned from our invested cash and cash equivalents.

Expenses

	2005	2004	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$5,143,000	$3,367,000	$1,776,000	53%
General and administrative expenses	3,046,000	1,553,000	1,493,000	96%
Patent enforcement expenses, net of reimbursements	273,000	107,000	166,000	155%
Impairment loss on investments	—	40,000	(40,000)	(100%)
Total expenses	$8,462,000	$5,067,000	$3,395,000	67%

Personnel and other direct expenses relating to revenues increased due to several factors. Personnel expenses for 2005 increased $1,880,000 from the prior year. This was due principally to bonus and commission accruals that increased $1,038,000 compared to 2004. Salaries, payroll taxes and employee benefits also increased approximately $945,000, due to an increase in the number of our employees, certain salary increases, and for a non-cash charge of $98,000 incurred as a result of modifying the terms of certain stock options previously granted to a former employee to extend the exercise terms of the options (there was no such expense in the prior year). In addition, other direct expenses increased $157,000, principally due to legal fees incurred in connection with the gallium arsenide back royalty litigation and settlement, a one-time charge for technical services to support licensing a Technology (which costs are partially recoverable from future licensing revenues, if any), legal and other costs related to litigating and licensing our homocysteine assay to others, and other costs to maintain certain technologies. Offsetting these increases, consultants fees and expenses decreased approximately $171,000 as some former consultants were hired as employees, severance costs decreased $113,000 as we paid severance to a former officer during 2004, and recruiting and relocation costs decreased $88,000. There were no severance, recruiting or relocation costs incurred in 2005.

General and administrative expenses increased due to several factors. We incurred approximately $782,000 in legal costs related to our defense of a preliminary finding against us by the Occupational Safety and Health Administration, and related court issues, and $70,000 in estimated legal costs related to a complaint filed against us by our former President and Chief Executive Officer. Both are described in more detail in Item 3. Legal Proceedings. In 2005 we also incurred approximately $228,000 of costs that we did not incur in the prior year to comply with the internal control documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This compliance cost will be ongoing. Other increases included $175,000 in expenses related to being a publicly traded company, including costs relating to our annual report, proxy, annual meeting, and costs relating to investor relations, and an increase of $112,000 in travel related both to investor relations and to review new business opportunities. Directors fees and expenses increased $169,000, principally due to a non-cash charge of $73,000 incurred as a result of modifying the terms of certain stock options previously granted to a former director to extend the exercise term of the options (there was no such expense in the prior year), and $52,000 in increased fees and expenses as a result of more board meetings being held in 2005. Service fees and expenses increased $68,000 over 2004 due to new business initiatives being explored.

Partially offsetting the increases described above was a credit of $168,000 recorded in 2005 for a reimbursement from our directors and officers liability insurance carrier, as settlement of litigation we had filed against the carrier seeking reimbursement under our policy of legal fees incurred since 2001 in connection with an investigation of CTT by the Securities and Exchange Commission (“SEC”) (See Item 3. Legal Proceedings). Our insurance carrier also acknowledged that we had met our deductible under our policy relating to this matter, and confirmed that they will provide (and have provided) coverage, in accordance with the terms of the policy, for losses incurred in the SEC civil suit filed in August 2004. Accordingly, we have recorded a credit and not any significant costs in 2005 relating to the SEC investigation and civil suit, compared to $73,000 of expense in 2004.

Patent enforcement expenses, net of reimbursements, reflect our level of activity and vary depending on the stage of the litigation. Our overall activity in 2005 was higher than in 2004, principally due to litigation related to the LabCorp and several other homocysteine cases, and the Palatin arbitration. However, due to the income generated from new homocysteine licenses, we were able to recover a significant amount of expense incurred in 2005 and prior years from the new revenues generated, which more than offset costs incurred in 2005, resulting in an overall credit balance for the year in the expense.

Provision for income taxes

In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. This fiscal year, we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities. However, we expect to be subject to the federal alternative minimum tax (“AMT”), where we are limited to using our NOLs against only 90% of our income, and our year-to-date provision is for our estimated AMT liability.

The NOLs are an asset to us since we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. As a result of the income we earned for the year, we reversed $2,038,000 of the valuation allowance, representing the amount of the NOL we will utilize to offset any income tax liability (excluding the AMT liability), on income earned during the year, and recorded a provision for income taxes of the same amount. The effective income tax rate of the provision for the year was 35.7%. The difference between the effective rate and our combined statutory federal and state rates of approximately 40.2% for the year, was due principally to the impact of dividend income, which is included in book income at its full amount but due to favorable tax regulations, is virtually excluded from taxable income. We used our NOLs to eliminate our regular income tax liability, and the provision recorded principally is for our estimated AMT liability. We continue to have substantial federal and state operating and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. However, a significant portion of the NOLs remaining at July 31, 2005, approximately $4,055,000, were derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. Thus we will not receive a benefit for these NOLs in our statement of operations.

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

Results of Operations - 2004 vs. 2003

Summary of Results

Net income for 2004 was $2,955,000, or $0.46 per diluted share, compared to a net loss for 2003 of $1,935,000, or $0.31 per diluted share, an improvement of $ 4,890,000, or $0.77 per diluted share. The reasons for the increase in net income are explained below in the sections that follow.

Revenues

Total revenues for 2004 were $8,022,000, compared to $3,320,000 for 2003, an increase of $4,702,000, or 142%.

Retained royalties for 2004 were $2,111,000, which was $582,000, or 22% lower than the $2,693,000 reported in 2003. The following table compares revenues from technologies with retained royalties greater than $100,000 in 2004 or 2003.

	2004	2003	Increase (Decrease)	% Increase (Decrease)

Homocysteine assay	$651,000	$584,000	$67,000	12%
Ethyol™	500,000	647,000	(147,000)	(23%)
Gallium arsenide	334,000	508,000	(174,000)	(34%)
Plasma display	150,000	135,000	15,000	11%
Electrochromic display	17,000	157,000	(140,000)	(89%)
Vitamin B12 assay	—	115,000	(115,000)	(100%)
All other technologies	459,000	547,000	(88,000)	(16%)
Total retained royalties	$2,111,000	$2,693,000	$(582,000)	(22%)

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

Royalty legal awards comprised approximately 54% and 17%, respectively, of our total revenues for 2004 and 2003, and were derived from the Materna™ litigation. We recorded these revenues in the following captions and periods:

Materna litigation income summary
Period reported	Royalty settlements and awards	Interest income, net	Total revenues

First Quarter 2004	$836,000	$64,000	$900,000
Second Quarter 2004	232,000	18,000	250,000
Third Quarter 2004	3,271,000	273,000	3,544,000
Total 2004	$4,339,000	$355,000	$4,694,000

Fourth Quarter 2003	$561,000	$39,000	$600,000
Total 2003	$561,000	$39,000	$600,000

Cumulative Total	$4,900,000	$394,000	$5,294,000

To generate cash, in the first and second quarters of 2004 and the fourth quarter of 2003, we sold $1,125,000, $312,500 and $1,290,000 respectively, of our Materna award without recourse for $900,000, $250,000 and $600,000 in cash. Had we not done this, our portion of the final award would have been $6,297,000, including interest awarded.

Settlement with Unilens, net for 2004 was $1,203,000, relating to our settlement with Unilens in October 2003. Unilens agreed to pay us a gross amount of $1,250,000 in quarterly installments of at least $100,000 to settle an old receivable due us that we had written off in prior years. Through June 30, 2004 we recorded $349,000 of income, representing our portion of the cash collected from Unilens under the settlement. At July 31, 2004 we reviewed Unilens’ financial condition and determined that the remaining balance of the receivable was collectible. As a result, we recorded income of $697,000, which represented the net present value of our portion of the remaining receivable balance. We accrued interest income on the receivable from Unilens as we received installment payments from Unilens. In prior years we had received shares of Unilens stock in partial payment against the old receivable. We sold the remaining shares in the fourth quarter, generating net proceeds of $157,000, which we also recorded as income since the shares had no book value.

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

Expenses

	2004	2003	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$3,367,000	$3,418,000	$(51,000)	(1%)
General and administrative expenses	1,553,000	2,050,000	(497,000)	(24%)
Patent enforcement expenses, net of reimbursements	107,000	426,000	(319,000)	(75%)
Impairment losses on investments	40,000	944,000	(904,000)	(96%)
Reversal of accounts payable exchanged for contingent note payable	—	(1,583,000)	1,583,000	100%
Total expenses	$5,067,000	$5,255,000	$(188,000)	(4%)

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

General and administrative expenses decreased in 2004 principally due to a decrease in our legal fees incurred in connection with the SEC investigation and civil suit, which were $268,000 lower for 2004 than for 2003, when the SEC investigation was much more active. We also reduced costs for our annual report, financial advisory and audit services. We expect to incur higher expenses in future years to implement the requirements of the Sarbanes-Oxley Act of 2002.

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

Impairment losses on investments decreased in 2004. In 2004 we reviewed the fair value of our investment in Innovation Partners International, Inc. (“IPI”), a Japanese company, and determined that it was impaired. While we continue to hold 13.3% of IPI’s outstanding voting shares, IPI continues to struggle for revenues and profitability. Therefore we recognized an impairment loss of $40,000 and reduced our carrying value for this investment to zero. In 2003 we recorded an impairment charge of $944,000 to reduce our carrying value for our investment in NTRU Cryptosystems, Inc. to zero.

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

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new Technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, including royalty legal awards. In addition, we have the ability to fund our liquidity requirements through sales of common stock under an equity financing arrangement (see below). At July 31, 2005, we had no outstanding debt or available credit facility.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

During the year ended July 31, 2005, our financial position continued to improve, due to the increase in net income, collection of the Unilens receivable, the sale of approximately $2,518,000 of our common stock pursuant to our equity financing arrangement (see below), and the receipt of $1,688,000 from the exercise of stock options.

At July 31, 2005, cash and cash equivalents were $14,280,000, compared to $4,310,000 at July 31, 2004. Cash provided by operating activities in 2005 was $5,007,000, compared to $2,329,000 in 2004. The increase in cash provided by operations in the current year principally was the result of the significantly higher net income in 2005 compared to 2004. Cash provided by investing activities was $803,000 in 2005, compared to $500,000 in 2004. The increase was due to higher collections on the Unilens receivable, which was paid in full by the end of 2005. Net cash provided by financing activities was $4,160,000 in 2005, compared to a small use in 2004. The cash provided in 2005 was due to proceeds received from stock sales made pursuant to our equity financing arrangement (see below), and cash received as the result of exercises of stock options.

In addition to fluctuations in the amounts of retained royalties revenues reported, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments.

Funding and Capital Requirements

Equity Financing

On February 25, 2004, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period from the commencement date (the “Stock Sale Agreement”). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. At our option and at any time until 20 days after the termination of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the “Initial Shares”), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sell the $5 million of stock (collectively, the “Commitment Shares”). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the SEC declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective, which is the commencement date for the Stock Sale Agreement.

Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the “Daily Commitment Amount”). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a “floor” price. The floor price initially was set at $3.00 per share and we may increase or decrease it from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2005, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with American Stock Exchange rules, we cannot issue more than 1,248,115 shares of our common stock (including the Commitment Shares) to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

In 2005, we sold 367,875 shares (and issued 17,837 Commitment Shares) of our common stock to Fusion Capital for approximately $2,518,000. Cumulatively, since inception in February 2004 and through July 31, 2005, we sold 418,813 shares (and issued 19,253 Commitment Shares) of our common stock to Fusion Capital for approximately $2,718,000. We plan to use the proceeds for general working capital needs.

In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a success fee of $250,000 (the “Success Fee,” which was 5% of the total potential equity financing from Fusion Capital), and granted them warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares). The warrants were exercisable upon receipt, at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004, that was used to determine the number of Commitment Shares). On January 20, 2005, our advisor elected a cashless exercise pursuant to the terms of the warrant, and we issued 37,171 shares of common stock to them, after withholding 20,366 shares tendered as payment for the exercise price of the warrant. We determined the number of shares to withhold based on a per share price of $12.275, which was the average per share price on January 20, 2005, the exercise date, in accordance with the warrant.

In addition to the cash Success Fee, we incurred other cash costs related to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred non-cash costs for the estimated fair value of the Initial Shares ($316,000), and the warrants issued to our financial advisor ($236,000). We capitalized all of the cash and non-cash costs, aggregating $1,008,000 (including $46,000 incurred in 2005), as deferred financing costs, and have been amortizing the asset by charging the balance against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Stock Sale Agreement. We currently estimate (we may change this estimate at any time) that we will sell a total of $3,500,000 of common stock to Fusion Capital pursuant to the Stock Sale Agreement and, accordingly, charged $816,000 for amortization against capital in excess of par value in 2005. The remaining balance of the deferred charges will be amortized against capital in excess of par value as we sell common stock to Fusion Capital in the future.

From July 31, 2005 through September 30, 2005, we sold 119,119 shares (and issued 4,287 Commitment Shares) of our common stock to Fusion Capital for approximately $605,000, and amortized approximately $74,000 of deferred charges against capital in excess of par value.

Income taxes

We currently have the benefit of using a portion of our accumulated NOLs to eliminate our regular federal and state income tax liabilities for fiscal 2005. We expect that we will be liable to pay only the federal AMT for fiscal 2005, and generally we can use 90% of our NOLs to reduce our AMT liability. Our effective income tax rate for the AMT liability, which is less than 1%, is much less than if we did not have the benefit of the NOLs and had to pay income taxes at our estimated effective income tax rate of 35.7%. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). However, we cannot determine when and if we will utilize the benefit of the remainder of our NOLs.

Capital requirements

As part of our strategic plan, we are exploring new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technologies, and researching potential acquisition candidates in order to grow our business and increase shareholder value. We expect this trend to continue.

Other

The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To sustain profitability, we must license technologies with sufficient current and long-term revenue streams, and we must continually add new licenses. However, obtaining rights to new technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors outside our control or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, the ability to raise funds from sales of our common stock pursuant to the Stock Sale Agreement, and revenues from executing our strategic plan will be sufficient to meet our current and anticipated operating cash requirements at least through fiscal 2006.

Commitments and Contractual Obligations

At July 31, 2005, our commitments were:

	Payments Due by Period
At July 31, 2005 Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations, principally rent	$252,000	$172,000	$73,000	$7,000	$—
Purchase obligations	105,000	60,000	45,000	—	—

	$357,000	$232,000	$118,000	$7,000	$—

Any other commitments we may have either are contingent upon a future event or terminable on ninety days notice or less.

Contingencies

Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the SEC civil suit, and with two complaints filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (see Item 3. Legal Proceedings). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers liability insurance (subject to deductibles).

We also carry liability insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business.

Many of our license and service agreements provide that we apply upfront license fees, license fees and/or royalties we receive against amounts that our Clients or we have incurred for patent application, prosecution, issuance and maintenance costs. If we incur such costs, we expense them as we incur them, and reduce our expense if we are reimbursed from fees and/or royalties we receive. If the reimbursement belongs to our Client, we record no revenue or expense.

As of July 31, 2005, CTT and its majority owned subsidiary, Vector Vision, Inc. (“VVI”), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $224,127, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. No significant obligations were recognized in 2005 since the applicable revenues received were not significant.

Currently, we engage three independent consultants who provide us with business development and evaluation services under contracts that are cancelable on up to sixty (60) days written notice. These contracts include contingencies for potential incentive compensation on sales. For the years ended July 31, 2005, 2004 and 2003, we neither accrued nor paid incentive compensation under such contracts since none was earned.

On October 28, 2002, we signed an agreement making any further payments to our former patent litigation counsel in the Fujitsu litigation completely contingent on future receipts from Fujitsu. This contingent obligation was reflected in a promissory note payable to our former patent litigation counsel for $1,683,349 plus simple interest at the annual rate of 11% from the agreement date, payable only from future receipts, if any, in a settlement or other favorable outcome of the litigation against Fujitsu. As of July 31, 2005, the aggregate amount that we might pay under this note is approximately $2,200,000, including interest. We must settle this contingent obligation before we record any revenue from future proceeds related to this litigation.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on the information available at the time and assumptions we believe are reasonable. By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control. As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them in later periods.

We believe the following significant estimates, assumptions and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

Upfront license fees received

Upfront license fees received in 2005 from new homocysteine licenses were recorded in retained royalties in accordance with our revenue recognition policies, which are described in the notes to our consolidated financial statements.

Abbott receivable

Included in receivables at July 31, 2005, is a receivable from Abbott which will be paid partially in January 2006 and partially in January 2007, as long as our homocysteine patent is valid and enforceable. We do not believe that an allowance is required for this receivable and have not provided one.

Valuation of Palatin stock

We accrued in receivables an amount representing the estimated value of the Palatin common stock that we were owed on the day that the settlement with Palatin was reached, and then discounted that value 20% to reflect the impact of the current restriction on selling the shares.

Valuation of EpiTan stock

In 2005, we received two stock dividends of EpiTan common stock from our investee, MelanoTan. In both cases, as a condition to receiving the dividends, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. For the first dividend, received in October 2004, we estimated the fair value of the 1,252,346 shares of EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction (EpiTan has minimal revenues and has incurred substantial current and accumulated net losses). We recorded the estimated value of the shares, $679,000, as dividend income and included the asset in equity securities held for sale.

The second stock dividend was received in June 2005. We valued the shares and dividend received in the same manner as the October 2004 dividend, except that the price per share of the 660,686 shares of EpiTan common stock was $0.36 Australian dollars at the time of the dividend, and the conversion rate was $0.7701 Australian dollars to $1.00 U.S. dollar. We then discounted the result 20%, resulting in a dividend valued at $147,000. In total, we received and now directly own 1,913,032 shares of EpiTan common stock. Market gains and losses and currency exchange fluctuation gains and losses related to the EpiTan shares from the date of receipt to the balance sheet date are aggregated and recorded as part of other comprehensive income or loss included as a component of shareholders’ interest, since we believe that the decline is temporary. We recorded the value of the shares as a non-current asset, as we currently plan to hold the shares as a long-term investment.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for an award of equity instruments, including stock options. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, utilizing the “modified prospective application” (as defined in the statement), whereby beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding that vest after August 1, 2005, over their respective remaining vesting periods. The adoption of this statement will have a material impact on our consolidated financial position and our results of operations. For outstanding but unvested awards at July 31, 2005, we currently estimate that we will record compensation expense of approximately $138,000 and $66,000, respectively, in fiscal 2006 and 2007, excluding any expense that must be recognized for stock options granted after July 31, 2005.

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

We incurred charges for consulting services (including expenses and use taxes) provided by one director of $25,000, $14,000 and $6,000, respectively, in 2005, 2004 and 2003.

Risk Factors

We derived more than 96% of our retained royalties in fiscal 2005 from four Technologies.

We derived approximately $11,135,000, or 96%, of 2005 retained royalties from four Technologies: $8,932,000, or 77%, from the homocysteine assay, $500,000, or 4%, from Ethyol, $860,000, or 8%, from gallium arsenide patents and $843,000, or 7%, from sexual dysfunction patents. In fiscal 2004, we derived approximately 74% of our retained royalties from the same four Technologies.

Our U.S. patent that covers the homocysteine assay expires in July 2007. Of the $8,932,000 of homocysteine assay royalties, approximately $6,181,000 were for non-refundable, non-creditable, up-front royalty fees. The remaining $2,751,000 includes revenues from many new licenses which did not accrue revenue for a full year in 2005. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and since calendar 2003 we have received the maximum. We expect Ethyol retained royalties to continue at their 2005 level for several years (this patent expires in December 2010). Certain of the gallium arsenide patents have expired and we expect less retained royalties from gallium arsenide in the future (see below). Retained royalties from the sexual dysfunction license include the settlement of a mediated dispute.

Such a concentration of revenues makes our operations vulnerable to changes in any one of them, especially the homocysteine assay, and such changes could have a significant adverse impact on our financial position.

Certain of our licensed patents have recently expired or will expire in the near future and we may not be able to replace their royalty revenues.

In fiscal 2005, we derived retained royalties from licenses on twenty-four (24) patented Technologies. We expect royalties from twelve (12) of those patented Technologies to expire in the next five years. Those patented Technologies represented approximately 87% of our retained royalties in fiscal 2005. Fiscal 2005 retained royalty revenues of approximately $612,000, or 5%, $9,240,000, or 79%, and $224,000, or 2%, respectively, were from patents expiring in fiscal 2005, 2007 and 2009. The loss of these royalties, especially the homocysteine assay, may materially, adversely affect our operating results if we are unable to replace them with revenue from other licenses or other sources. Since it often takes two or more years for a Technology to produce significant revenues, we must continuously seek new sources of future revenues.

We depend on our relationships with inventors to gain access to new Technologies and inventions. If we fail to maintain existing relationships or to develop new relationships, we may have fewer Technologies and inventions available to generate revenues. In addition, technology can change rapidly and industry standards are continually evolving. This often makes products obsolete, or results in short product lifecycles. Our profitability also depends on our licensees’ ability to adapt to such changes.

We do not invent new Technologies or products ourselves. We depend on relationships with universities, corporations, governmental agencies, research institutions, inventors, and others to provide us with technology-based opportunities that we can develop into profitable royalty-bearing licenses. Our failure to maintain these relationships or to develop new relationships could adversely affect our business, operating results and financial condition. If we are unable to forge new relationships or to maintain our current relationships, we may be unable to identify new technology-based opportunities and royalty-bearing licenses. We also are dependent on our Clients’ abilities to develop new Technologies, introduce new products, and adapt to changes in technology and economic needs.

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

We rely on royalties received from our customers for revenues. The royalties we receive from our customers depend on their efforts and expenditures and we have no control over their efforts or expenditures. Additionally, our customers’ development of new products involves great risk since many new Technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require customers to advise us of problems they may encounter in attempting to develop commercial products and they usually treat such information as confidential. You should expect our customers to encounter problems frequently. Our customers’ failure to resolve such problems may result in a material adverse effect on our business, operating results and financial condition.

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

In three of the last five fiscal years, we have experienced significant net losses.

The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2005:

	2005	2004	2003	2002	2001

Net income (loss)	$5,701,787	$2,954,529	$(1,935,301)	$(4,016,428)	$(2,500,749)
Net cash flow from:
Operating activities	$5,006,936	$2,328,684	$(1,604,910)	$(1,666,360)	$(246,834)
Investing activities	$803,220	$499,663	$221,910	$(464,222)	$(793,554)
Financing activities	$4,159,711	$(22,962)	$—	$—	$(658,164)
Net increase (decrease) in cash and cash equivalents	$9,969,867	$2,805,385	$(1,383,000)	$(2,130,582)	$(1,698,552)

Although we have generated significant net income and positive cash flows in fiscal 2005 and 2004, we can not be sure that this trend will continue. We incurred substantial net losses in the three years ending July 31, 2003, principally from low revenues and expenses related to patent enforcement litigation, which we have since reduced significantly.

To sustain profitability, we must successfully license Technologies with current and long-term revenue streams, and we must continually add new such licenses. In addition, we must control our costs, including litigation related costs.

In addition, our future royalty revenues, obtaining rights to new Technologies, granting licenses, enforcing intellectual property rights, and profits or losses are subject to many factors outside our control, or that we currently cannot anticipate, including technological changes and developments, economic cycles, and the ability of our licensees to commercialize our Technologies successfully. Consequently, we may not be able to generate sufficient revenues to be profitable. Although we cannot assure you that we will be successful in these efforts, we believe that our business plan and capital resources will sustain us at least through fiscal 2006.

A former Chief Executive Officer and CTT have been named in a civil suit filed by the SEC. Until this matter is resolved, our stock price may be adversely impacted, and our operations and expenses may be negatively affected.

On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., our former Chief Executive Officer (“CEO”) from 2001, and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, CTT was involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. Further action in this case is pending.

For further information, see Item 3. Legal Proceedings.

Until this matter is resolved, our stock price may be adversely impacted, and our operations and expenses may be negatively affected.

Our By-Laws provide that we will indemnify our directors, officers, employees and agents in certain circumstances. We carry directors and officers liability insurance (subject to deductibles) to reduce these financial obligations.

Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims in connection with the civil suit filed by the SEC (see Item 3. Legal Proceedings).

We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers liability insurance (subject to deductibles).

We are currently involved in lawsuits that have historically involved significant legal expenses. In addition, our most recent former President and Chief Executive Officer has filed a complaint against us seeking certain damages. If the courts or regulatory agencies in these suits or actions decide against us, this could have a materially adverse effect on our business, results of operations and financial condition.

For a complete description of these lawsuits, see Item 3. Legal Proceedings.

Two complaints have been filed by certain former employees alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002. In defense of these complaints we may incur significant legal expenses. If OSHA finds against us in each action, this could have a materially adverse effect on our business, results of operations and financial condition.

For a complete description of these matters, see Item 3. Legal Proceedings.

Sales of our common stock to Fusion Capital will cause dilution to current stockholders and Fusion Capital’s resale of those shares of common stock could cause the price of our common stock to decline.

In February 2004 we entered into an agreement with Fusion Capital to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period from the commencement date, subject to certain limitations and extensions. The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement fluctuates based on the price of our common stock. The purchase price per share is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. Pursuant to a registration statement filed with the SEC, all shares sold to Fusion Capital are freely tradeable.

Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that Fusion Capital will resell any shares that they purchase over a period of up to twenty (20) months from the commencement date (May 6, 2004) of the agreement, subject to a six (6) month extension or earlier termination at our discretion. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price at which we might otherwise wish to effect sales.

There are 1,159,552 shares of our common stock registered for sale by Fusion Capital (excluding 53,138 commitment shares that have been issued Fusion Capital and the additional commitment shares that are issuable to Fusion Capital under the agreement). Through July 31, 2005, we sold 418,813 shares to Fusion Capital. We have the right, but not the obligation, to sell additional shares to Fusion Capital under the common stock purchase agreement. The remaining 740,739 of these registered shares equaled approximately ten percent (10%) of our outstanding shares of common stock at July 31, 2005. In addition to the 53,138 shares that were issued to Fusion Capital as an initial commitment fee, we have issued 19,253 shares and may issue an additional 16,172 shares to Fusion Capital as we sell shares to Fusion Capital.

Since July 31, 2005 through September 30, 2005, we sold 119,119 shares (and issued 4,287 Commitment Shares) of our common stock to Fusion Capital for $604,999, and amortized  $74,407 of deferred charges against capital in excess of par value.

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

We believe that by focusing on the Technology needs of our customers, we are better positioned to generate revenues by providing them Technology solutions. In this way, the market demands of our customers drive our revenues. The better we understand their markets and requirements, the better we are able to identify and obtain effective Technology solutions for our customers. Currently, we rely on our professional staff and contract business development consultants to understand our customers’ technical, commercial, and market requirements and constraints, and to identify and obtain effective Technology solutions for them.

Our success depends on our ability to attract and retain key personnel.

Our success depends on the knowledge, efforts and abilities of a small number of key personnel. Dr. D. J. Freed is our President and Chief Executive Officer, Michael D. Davidson is our Vice President and Chief Financial Officer, Dr. Michael Kiley is our Executive Vice President and Chief Technology Officer, and Paul A. Levitsky is our Vice President, General Counsel, and Corporate Secretary. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary breadth and depth of experience is intense and we cannot assure you that we will be able to continue to attract and retain qualified personnel. If we were unable to hire and retain highly qualified professionals and consultants, especially with our small number of staff, our revenues, prospects, financial condition and future activities could be materially adversely affected.

Our customers, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially.

Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies, especially in the life sciences area, and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (“FDA”). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S.A., and therefore we will not receive royalty income based on U.S. sales of the product.

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

Patent litigation has increased; it can be expensive and may delay or prevent our customers’ products from entering the market.

Our Clients and/or we may pursue patent infringement litigation or interference proceedings against sellers of products that we believe infringe our patent rights. Holders of conflicting patents or sellers of competing products also may challenge our patents in patent infringement litigation or interference proceedings. For a description of proceedings in which we are currently involved, see Item 3. Legal Proceedings.

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

Our success depends on, among other factors, our Clients developing new or improved Technologies, our customers’ products meeting targeted cost and performance objectives for large-scale production, and our customers’ ability to adapt Technologies to satisfy industry standards, satisfy consumer expectations and needs, and bring their products to market before the market is saturated. They may encounter unanticipated technical or other problems that result in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable and competitive. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from such new products.

We have not paid dividends on our common stock.

We have not paid cash dividends on our common stock since 1981, and, our Board of Directors currently does not have plans to declare or pay cash dividends in the future. However, the decision to pay dividends is solely at the discretion of our Board of Directors based upon factors that they deem relevant, and may change at any time.

As a publicly held company, we have significantly higher administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by the American Stock Exchange in response to the Sarbanes-Oxley Act of 2002, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have significantly increased our legal, audit, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. The additional costs are expected to continue. In addition, these new rules and regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of July 31, 2005. Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over our financial reporting, which is included herein.

/s/ Dr. D. J. Freed

Dr. D. J. Freed
President and Chief Executive Officer

/s/ Michael D. Davidson

Michael D. Davidson
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Competitive Technologies, Inc. and Subsidiary maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Competitive Technologies, Inc. and Subsidiary maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Competitive Technologies, Inc. and Subsidiary as of July 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ interest and cash flows for each of the three years in the period ended July 31, 2005, and our report dated October 6, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Valhalla, New York
October 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiary as of July 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ interest and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiary as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Competitive Technologies, Inc. and Subsidiary's internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 6, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Valhalla, New York
October 6, 2005

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	July 31,	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,279,547	$4,309,680
Receivables	4,086,241	829,996
Prepaid expenses and other current assets	272,345	209,154
Total current assets	18,638,133	5,348,830

Equity securities available for sale	558,299	—
Deferred equity financing costs, net	96,227	866,302
Prepaid royalties	75,000	—
Intangible assets acquired, net	38,571	52,150
Property and equipment, net	34,863	19,392
Non-current receivable, net	—	394,133
TOTAL ASSETS	$19,441,093	$6,680,807

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$642,868	$162,913
Accrued expenses and other liabilities	4,690,344	1,579,376
Total current liabilities	5,333,212	1,742,289
Commitments and contingencies	—	—
Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000 shares authorized, 7,326,749 and 6,349,189 shares issued, respectively	73,267	63,492
Capital in excess of par value	31,285,496	27,560,312
Accumulated deficit	(17,044,174)	(22,745,961)
Accumulated other comprehensive loss	(267,383)	—

Total shareholders' interest	14,107,881	4,938,518

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$19,441,093	$6,680,807

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended July 31,
	2005	2004	2003

Revenues
Retained royalties	$11,638,209	$2,110,711	$2,692,933
Royalty legal awards	1,036,613	4,338,836	561,238
Dividends received	930,042	—	—
Settlement with Unilens, net	32,408	1,202,751	—
Interest income, net	433,110	369,356	65,385
Other income	103,972	—	—
	14,174,354	8,021,654	3,319,556

Expenses
Personnel and other direct expenses relating to revenues	5,142,749	3,367,496	3,417,909
General and administrative expenses	3,046,464	1,552,753	2,050,652
Patent enforcement expenses, net of reimbursements	272,954	107,356	425,790
Impairment loss on investments	—	39,520	943,951
Reversal of accounts payable exchanged for contingent note payable	—	—	(1,583,445)
	8,462,167	5,067,125	5,254,857

Income before income taxes	5,712,187	2,954,529	(1,935,301)
Provision for income taxes	10,400	—	—
Net income	$5,701,787	$2,954,529	$(1,935,301)

Net income per common share:
Basic	$0.84	$0.47	$(0.31)
Assuming dilution	$0.78	$0.46	$(0.31)

Weighted average number of common shares outstanding:
Basic	6,762,553	6,247,588	6,182,657
Assuming dilution	7,324,701	6,456,860	6,182,657

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Interest

	Preferred Stock		Common Stock				Accumulated
	Shares				Capital		other			Total
	issued and		Shares		in excess of	Accumulated	comprehensive		Treasury	Shareholders'
	outstanding	Amount	issued	Amount	par value	Deficit	loss	Subtotal	Stock	Interest

Balance - July 31, 2002	2,427	$60,675	6,190,785	$61,907	$26,893,287	$(23,765,189)	$—	$3,250,680	$(258,037)	$2,992,643

Stock issued to Directors	—	—	10,560	106	1,814	—	—	1,920	30,181	32,101
Stock issued under 401(k) Plan	—	—	—	—	(147,872)	—	—	(147,872)	227,856	79,984
Net loss	—	—	—	—	—	(1,935,301)	—	(1,935,301)	—	(1,935,301)
Balance - July 31, 2003	2,427	60,675	6,201,345	62,013	26,747,229	(25,700,490)	—	1,169,427	—	1,169,427

Exercise of common stock options	—	—	12,850	129	26,829	—	—	26,958	—	26,958
Stock issued to Directors	—	—	12,500	125	31,125	—	—	31,250	—	31,250
Stock issued under 401(k) Plan	—	—	17,002	170	99,803	—	—	99,973	—	99,973
Stock sold and issued in equity financing	—	—	105,492	1,055	515,118	—	—	516,173	—	516,173
Amortization of equity financing costs	—	—	—	—	(96,257)	—	—	(96,257)	—	(96,257)
Warrants granted in equity financing	—	—	—	—	236,465	—	—	236,465	—	236,465
Net income	—	—	—	—	—	2,954,529	—	2,954,529	—	2,954,529
Balance - July 31, 2004	2,427	60,675	6,349,189	63,492	27,560,312	(22,745,961)	—	4,938,518	—	4,938,518

Comprehensive income:
Net income	—	—	—	—	—	5,701,787	—	5,701,787	—	5,701,787
Net unrealized holding loss on securities held	—	—	—	—	—	—	(387,419)	(387,419)	—	(387,419)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	120,036	120,036	—	120,036
Comprehensive income	—	—	—	—	—	5,701,787	(267,383)	5,434,404	—	5,434,404
Common stock received on exercise of common stock options (4,248 shares)	—	—	—	—	—	—	—	—	(46,410)	(46,410)
Exercise of common stock options	—	—	522,701	5,226	1,682,591	—	—	1,687,817	46,410	1,734,227
Stock option compensation expense	—	—	—	—	170,350	—	—	170,350	—	170,350
Exercise of common stock warrants	—	—	37,171	372	(372)	—	—	—	—	—
Stock issued under 401(k) Plan	—	—	25,056	251	99,722	—	—	99,973	—	99,973
Stock issued to Directors	—	—	6,920	69	74,931	—	—	75,000	—	75,000
Stock sold and issued in equity financing	—	—	385,712	3,857	2,513,682	—	—	2,517,539	—	2,517,539
Amortization of equity financing costs	—	—	—	—	(815,720)	—	—	(815,720)	—	(815,720)

Balance - July 31, 2005	2,427	$60,675	7,326,749	$73,267	$31,285,496	$(17,044,174)	$(267,383)	$14,107,881	$—	$14,107,881

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$5,701,787	$2,954,529	$(1,935,301)
Noncash and other expenses (income) included in net income:
Depreciation and amortization	33,028	58,738	187,787
Stock option compensation	170,350	—	—
Stock compensation accrued	175,000	131,250	123,350
Stock dividend	(825,682)	—	—
Collection on Unilens receivable and sale of Unilens stock, net	(84,555)	(505,905)	—
Recognition of Unilens receivable	—	(696,846)	—
Impairment charges	—	91,498	1,425,887
Reversal of accounts payable exchanged for contingent note payable	—	—	(1,583,445)
Other	—	—	311
(Increase) decrease in current assets:
Receivables	(3,613,310)	484,344	242,208
Prepaid expenses and other current assets	(138,191)	66,243	(13,821)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses and other liabilities	3,588,509	(255,167)	(51,886)
Net cash provided by (used in) operating activities	5,006,936	2,328,684	(1,604,910)

Cash flows from investing activities:
Purchases of property and equipment	(34,920)	(9,702)	(16,467)
Purchases of intangible assets	—	—	(50,000)
Collection on Unilens receivable, net	838,140	348,550	—
Proceeds from sales of Unilens and other investments	—	160,815	88,377
Other	—	—	200,000
Net cash provided by investing activities	803,220	499,663	221,910

Cash flows from financing activities:
Proceeds from sales of common stock	2,517,539	200,002	—
Proceeds from exercises of stock options	1,687,817	26,958	—
Deferred equity financing costs paid	(45,645)	(249,922)	—
Net cash provided by (used in ) financing activities	4,159,711	(22,962)	—

Net increase (decrease) in cash and cash equivalents	9,969,867	2,805,385	(1,383,000)
Cash and cash equivalents at beginning of year	4,309,680	1,504,295	2,887,295
Cash and cash equivalents at end of period	$14,279,547	$4,309,680	$1,504,295

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Competitive Technologies, Inc. (“CTT”) and its majority-owned subsidiary, Vector Vision, Inc. (“VVI”), (collectively, “we” or “us”) provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life and physical sciences, electronics, and nano (microscopic particles) technology originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients’ technologies.

The consolidated financial statements include the accounts of CTT and VVI. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Retained royalties

We earn revenues primarily from patent and technology license and royalty fees. In most cases, we obtain or license the rights to an invention, patent or intellectual property (collectively, the “Technology”) from a university, inventor, owner and/or assignee of the Technology (collectively, “Clients”), and then license or sublicense our rights to our customers, who either commercialize or further test and develop the Technology. Generally, the agreements we enter into with our Clients and customers are for the duration of the Technology life, which usually is determined by applicable patent law. Our customers (licensees) pay us royalties based on their usage of the Technology, and we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients’ shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive milestone payments based on research progress or subsequent sublicense or joint venture proceeds. We receive royalty payments based on our customers’ sales of the Technology, and, under certain of our sublicense or license arrangements, we receive an upfront license fee. In certain cases we may waive the first year royalty fee in consideration for the upfront license fee. Occasionally, we apply the upfront license fee or initial royalty fees to reimburse our Client’s and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

We stipulate the terms of our licensing arrangements in separate written agreements with our Clients and with our customers. The specific terms of such agreements generally are required to be confidential pursuant to the terms of the agreement. In the majority of the licenses and sublicenses we grant, we enter into single element arrangements with our customers, under which we have no significant obligations after executing the agreements. We usually have a right to audit reported revenues as part of our agreements with our customers. Retained royalties earned are of the following types:

Non-refundable, upfront license fees

Unless we pay the upfront license fee to our Clients to reimburse them for patent prosecution and/or maintenance costs, we recognize our share of non-refundable, upfront license fees received as revenue upon execution of a license or sublicense agreement and collection of the upfront fee from our customers since, upon the occurrence of these two events, we have an arrangement with our customer, delivery is complete, collection of the fee has occurred and we have no continuing obligations.

Royalty fees

Although the royalty rate is fixed in the license agreement, the amount of royalties earned is contingent upon our customer’s usage of our Technology. Thus, the amount of royalties we earn in each reporting period is contingent on the outcome of events that are not within our control, and is not directly tied to services that we provide. We determine the amount of royalty fee revenue to record when we can estimate the amount of royalty fees that we have earned for a period, which occurs either when we receive cash from our customers or we receive periodic royalty reports from our customers listing sales of licensed products and royalties earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements (described above), we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on the verifiable objective evidence available. Currently, we do not have any multiple element or milestone billing arrangements, though we have had such arrangements in the past and could have such arrangements in the future. We also may have milestone billing arrangements. We evaluate milestone billing arrangements on a case by case basis, recording revenues under the milestone payment method, whereby we recognize non-refundable, upfront license fees ratably over the entire arrangement and milestone payments as we achieve the specified milestone.

Retained royalties from foreign licensees include $757,322, $519,622 and $657,194, respectively, for 2005, 2004 and 2003, including $252,480, $246,855 and $351,392, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $402,744, $396,849 and $486,392, respectively, in 2005, 2004 and 2003.

Royalty legal awards

We earn non-recurring revenues from royalty legal awards, principally from litigation awards that relate to patent infringement actions filed on behalf of our Clients and/or us. Patent infringement litigation cases occur generally when a customer or another party either challenges the legal standing of our Clients’ or our Technology rights, or simply ignores our rights. These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our Clients, by us, or shared. We share royalty legal awards in accordance with the agreements we have with our Clients, usually after reimbursing each party for their related legal expenses. We recognize royalty legal award revenue when our rights to litigation awards related to our patent and license rights are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash (from the adverse party or by sale of our rights to another party without recourse) and we have no obligation or are very unlikely to be obligated to repay such collected amounts. Proceeds from cases settled out of court are recorded as retained royalties.

Litigation awards in patent infringement cases usually include an amount for interest, as determined by the court, and payable through the date the judgment is paid. The court awards interest to recognize the fact that we were entitled to the income at a prior date but did not receive it at the time it was due. An amount for interest also may be included in other settlements with customers. If interest is included in an award or settlement, we record it as interest income generally when we receive it.

Unless otherwise specified, we record all other revenues as we earn them.

Concentration of Revenues

Approximately $11,135,000, or 96%, of 2005 retained royalties was derived from four Technologies: $8,932,000 or 77%, from the homocysteine assay (see below), $500,000 or 4%, from Ethyol™ (an agent that reduces certain side effects of chemotherapy), $860,000 or 8%, from gallium arsenide patents (used to improve semiconductor operating characteristics) and $843,000 or 7% from our male and female sexual dysfunction therapeutic Technology. In 2004, we derived approximately 74% of our retained royalties from the same four Technologies.

The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. The number of physicians prescribing and using the results of the homocysteine assay has increased dramatically and it is becoming a regular part of medical exams. Our U.S. patent that covers this assay expires in July 2007. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and since calendar 2003 we have received the maximum. This patent expires in December 2010. The gallium arsenide patents began expiring in 2001 and expire through September 2006. As a result, we expect less retained royalties from gallium arsenide in the future. Retained royalties from the sexual dysfunction therapeutic license includes the settlement of a mediated dispute.

Certain of our other patents have expired recently or will soon expire. In fiscal 2005, we derived retained royalties from licenses on twenty-four (24) patented Technologies. We expect royalties from twelve (12) of those patented Technologies to expire in the next five years. Those patented Technologies represented approximately 87% of our retained royalties in fiscal 2005. Fiscal 2005 retained royalties of approximately $612,281, or 5%, $9,240,080, or 79% and $224,149, or 2%, respectively, were from patents expiring in fiscal 2005, 2007 and 2009. We seek to replace revenues from expiring patents with revenues from new Technologies.

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

General and administrative expenses include directors’ fees and expenses, expenses related to being a publicly held company, professional service expenses (financing, audit and legal, except for patent related legal), rent and other general business and operating expenses.

Patent enforcement expenses, net of reimbursements, include direct costs incurred to enforce our patent rights, excluding personnel related costs. In certain instances we recover reimbursement of amounts previously expensed from future revenues received. We record our reimbursement as a reduction of expense in the period in which we recover it.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

Equity Securities Available for Sale

Equity securities available for sale are carried at fair value. Fair value generally is defined as the price quoted on the stock exchange in which the stock is traded at the balance sheet date. Unrealized holding gains and losses that are judged to be temporary are excluded from earnings and recorded as a component of other comprehensive income or loss until realized. Declines in fair value judged to be other than temporary are included in income at the time that the determination is made.

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

Intangible Assets Acquired

Intangible assets acquired are comprised of certain licenses and patented technologies acquired in 1996, and are stated at the lower of cost or estimated fair value. We amortize that value on a straight-line basis over the estimated remaining lives of the assets.

Impairment of Long-lived and Intangible Assets Acquired

We review our long-lived and intangible assets acquired for impairment to determine if the carrying amount of the asset is recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss that is measured by the amount that the carrying value of the asset exceeds its estimated fair value. If a quoted market price is available for the asset or a similar asset, we use it in determining the estimated fair value. We also re-evaluate the remaining useful life of the asset and adjust the useful life accordingly.

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

Income Taxes

Income taxes are accounted for on the asset and liability method. The provision for income taxes is the estimated amount of our income tax liability for the year and the change during the year in deferred tax assets and liabilities. We recognize deferred income taxes for the future income tax consequences of differences between the income tax bases of assets and liabilities and their financial reporting bases at each balance sheet date. We base the amount of deferred income taxes recorded on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect our taxable income. We establish valuation allowances against deferred income tax assets to reduce their carrying values to the amount that we estimate we are more likely than not to realize. In addition, we may be subject to the alternative minimum tax (“AMT”). We record any AMT liability in the year in which it is incurred.

Net Income (Loss) Per Share

We calculate basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Earnings per share, assuming dilution is calculated giving effect to all potentially dilutive securities outstanding during the period.

Stock-Based Compensation

We have elected to account for stock-based compensation following the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we have not recorded any compensation expense for any period presented for options granted pursuant to our employee and directors’ stock option plans, since the exercise prices of all options granted under those plans were at least equal to the fair market value of our common stock on the grant date.

Pursuant to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we are required to disclose the fair value, as defined therein, and the related pro forma compensation expense of option grants under our stock option plans. The following reconciles our reported results to the pro forma results if we had used a fair value method to record compensation expense for stock options granted:

	For the years ended July 31,
	2005	2004	2003

Net income (loss), as reported	$5,701,787	$2,954,529	$(1,935,301)
Deduct: Pro forma compensation expense for stock options issued using a fair value method, net of related tax effects	(509,796)	(326,625)	(222,855)

Pro forma net income (loss)	$5,191,991	$2,627,904	$(2,158,156)

Basic income (loss) per share:
As reported	$0.84	$0.47	$(0.31)
Pro forma	$0.77	$0.42	$(0.35)

Income (loss) per share, assuming dilution:
As reported	$0.78	$0.46	$(0.31)
Pro forma	$0.71	$0.41	$(0.35)

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended July 31,
	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%

Expected volatility	75.8%	82.2%	78.8%

Risk-free interest rates	3.6%	2.5%	3.8%

Expected lives	5 years	3 years	4 years

Weighted average fair value per share of options issued during the year:	$3.30	$1.36	$0.72

The pro forma information above may not be representative of pro forma fair value compensation effects in future years.

Supplemental Cash Flow Information

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In fiscal year 2005, our non-cash investing activities were comprised of a $267,383 unrealized holding loss, net of an unrealized foreign currency translation gain, on our Epitan common stock. Non-cash financing activities included $46,410 of stock tendered for an option exercise. In fiscal year 2004, our non-cash investing activities included the recognition of the Unilens receivable for $696,846, with credits to income and accrued expenses and other liabilities. Our non-cash financing activities included $712,636, representing the unpaid fee to our financial advisor and the estimated fair value of our common stock and warrants issued pursuant to our equity financing, and $131,223 of stock issued under our stock compensation plans. We charged the estimated value of the stock and warrants issued pursuant to our equity financing to deferred equity financing costs, and credited capital in excess of par value.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on employee services exchanged for an award of equity instruments, including stock options. It requires entities to expense the estimated fair value of employee stock options and similar awards over the requisite service period (generally the vesting period). We will adopt the provisions of this statement beginning August 1, 2005, utilizing the “modified prospective application” (as defined in the statement), whereby beginning August 1, 2005, we will recognize compensation expense for the estimated fair value of new awards and of any awards modified, repurchased or cancelled after June 15, 2005, over their respective requisite service periods. We also will recognize compensation expense for awards previously issued and outstanding that vest after August 1, 2005, over their respective remaining vesting periods. The adoption of this statement will have a material impact on our consolidated financial position and our results of operations. For outstanding but unvested awards at July 31, 2005, we currently estimate that we will record compensation expense of approximately $138,000 and $66,000, respectively, in fiscal 2006 and 2007, excluding any expense that must be recognized for stock options granted after July 31, 2005.

3.    RETAINED ROYALTIES: NEW LICENSES GRANTED AND SETTLEMENTS

Abbott Laboratories, Inc.

In December 2004, we granted Abbott Laboratories, Inc. (“Abbott”) a license to sell tests used to measure homocysteine levels. The license settled litigation previously filed against Abbott. The license relieves Abbott’s customers from their obligation to pay us royalties on tests performed using the Abbott homocysteine assay. The license also releases Abbott’s customers of any obligation to pay us royalties for homocysteine tests performed using Abbott assays in the past, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Pursuant to the license, Abbott agreed to pay us a non-refundable and non-creditable (against future royalties) upfront license fee, certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales in the U.S. after January 1, 2006. In January 2005, upon receipt, we recorded $5,200,000 in retained royalties, representing our share of the upfront license fee. The Milestone Fees, our share of which aggregates to $1,600,000, will be paid to us in two equal installments of $800,000 on January 31, 2006 and 2007, as long as our patent is valid and enforceable. We are accruing the present value of the aggregate of the Milestone Fees in retained royalties in calendar year 2005 and, accordingly, we accrued $933,000 in retained royalties from inception of the license through July 31, 2005. No per test royalties are payable from Abbott in calendar year 2005.

Diagnostic Products Corporation

Effective November 1, 2004, we granted Diagnostic Products Corporation (“DPC”) a license to sell tests used to measure homocysteine levels. The license relieves DPC’s customers from their obligation to pay us royalties on tests performed using DPC’s products. The license also releases DPC’s customers of any obligation to pay royalties to us for homocysteine tests performed using DPC’s assays in the past, but does not entitle them to any refund of any royalties previously paid to us. Pursuant to the license, DPC paid a non-refundable, non-creditable upfront gross license fee of $1,375,000. DPC has been paying per test royalties on sales of homocysteine assays from November 1, 2004. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Axis-Shield

On April 28, 2005, we announced that we had settled all outstanding litigation with Axis-Shield plc and Axis-Shield, ASA (collectively, “Axis-Shield”). Pursuant to the settlement, Axis-Shield was granted a license to sell tests used to measure homocysteine levels, paid us a non-refundable, non-creditable upfront license fee and agreed to pay royalties to us from the date of the license. The license also releases Axis-Shield’s customers of any obligation to pay royalties to us for homocysteine tests performed using Axis-Shield’s assays in the past, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent. All of the litigation between the parties was dismissed with prejudice shortly thereafter.

Bayer Corporation

On October 21, 2004, we granted Bayer Corporation, et al, (“Bayer”) a license under which Bayer agreed to pay us a non-refundable, non-creditable upfront license fee and royalties on sales of homocysteine assays beginning July 1, 2004. The upfront license fee was paid one-half upon signing the license with the other half due in October 2005. We recorded our share of the upfront license fee received in 2005, and we will record the other half of the fee in 2006 upon receipt, since this license is cancelable. This license settled a complaint we filed previously against Bayer alleging infringement of our patent covering homocysteine assays. The litigation was dismissed with prejudice after the license was signed.

Other homocysteine licenses

We also granted new licenses to sell tests used to measure homocysteine levels to other laboratories and distributors. These licenses relating to homocysteine testing generally provide for a non-refundable, non-creditable upfront license fee, back royalties up through the date of the license, and a royalty to be paid to us from the date of the license forward based on a fixed fee per test. The amount of the fixed fee is determined based on estimated volume. The term of the licenses granted is through July 2007, the expiration date of the patent.

Revenues, exclusive of upfront license fees, relating to licenses for the homocysteine assay continue to grow. We believe that we currently have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. However, since we also believe that there still are others using and/or selling tests without a license, we continue to monitor the market to protect the patent rights of ourselves, our clients, and our current license holders, and will take action if necessary to enforce our patent rights.

Palatin Technologies, Inc.

On June 17, 2005, we signed a settlement with Palatin Technologies, Inc. (“Palatin”), related to our sexual dysfunction Technology. The settlement was the result of a mediation from a prior dispute whereby we had demanded arbitration, as provided for in the license between us and Palatin, due to our belief that Palatin was in material breach of the license. Pursuant to the settlement, Palatin made a cash payment to us of $1,700,000, our share of which was $680,000, which we recorded in retained royalties, and Palatin further agreed to issue to us promptly 170,000 shares of its unrestricted common stock. Thus, we also accrued in retained royalties approximately $103,000, representing our share of the estimated value of the common stock that we were owed on the day the settlement was reached, less a 20% discount to reflect the impact of the sale restriction. The total recorded for the settlement was approximately $783,000. On July 5, 2005 Palatin had sent us restricted shares that were not registered for resale, which was not in accordance with our settlement agreement, as we would have been unable to trade or otherwise transfer or dispose the shares. Since Palatin failed to issue us unrestricted shares and honor the settlement, we filed a complaint against them seeking, at a minimum, unrestricted shares and any costs we incurred as a result of Palatin’s breach of the settlement.

The Palatin license is for Palatin’s exclusive use of our Technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Pursuant to the terms of our license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach, and later demand arbitration.

The mediation settlement entered into by CTT and Palatin referred only to the disposition of this particular $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin that may be covered under Palatin’s license with us. Although Palatin has made statements in their public filings that this agreement released them from any other obligations to us relating to future payments received from King, we disagree with their statements, and reserve our rights under the original license granted to Palatin.

JDS Uniphase Corporation

On March 31, 2005, we announced that we had resolved litigation filed in October 2004 against JDS Uniphase Corporation (“JDS Uniphase”). The settlement was for back royalties as a result of a prior year royalty audit and subsequent litigation relating to an expired patent. As a result, we recognized our share of the revenues of approximately $607,000 in retained royalties, which was net of the costs of the audit.

Summary of new license activity

The aggregate total retained royalties recorded in 2005 for the non-refundable, non-creditable upfront homocysteine license fees, the sublicense fee from Palatin, and the settlement of the back royalty audit with JDS Uniphase was approximately $7,586,598. Of this amount, approximately $6,181,117 was from homocysteine licenses. These revenues may not recur in subsequent years, or may recur in different magnitudes. Without these upfront license fees and other revenues our retained royalties for 2005 would have been $4,051,611. There were no significant upfront license fees and no royalty audit settlements in 2004 and 2003.

4.    ROYALTY LEGAL AWARDS

2005

On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”) for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 court decision in favor of Metabolite Laboratories, Inc. (“MLI”) and us (collectively, the “Plaintiffs”). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty legal awards and $105,060 in interest income during the quarter ended October 31, 2004. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,056, and we recorded $221,121 in royalty legal awards and $9,935 in interest income during the quarter ended April 30, 2005. Our claim for additional attorneys’ fees and court costs related to the appeals process is still pending.

As a result of the August 5, 2004 CAFC decision, on November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the “Court”) relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General’s Office (the “SGO”) to file a brief in this case expressing its views on the question of the patentability of method patents of this type. On August 26, 2005, the SGO issued its brief, recommending that the Court deny LabCorp’s petition. The Court is not obligated to follow the SGO’s views on the matter, though it usually does. If the Court denies LabCorp’s petition, then LabCorp will have no further avenues of appeal. If the Court ignores the opinion of the SGO and agrees to hear LabCorp’s appeal, and then remands the case to the District Court, and then if the original judgment is subsequently reversed, LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the “Stipulated Order”). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp’s ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,930,355 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote. The appeals process was considered to have ended in April. Thus, since April 30, 2005, LabCorp has not paid us any royalties, but they may be purchasing assays through one of our licensees. The Court has yet not ruled on LabCorp’s petition.

The funds we received on August 16, 2004 were released from a bond previously posted by LabCorp as part of the appeals process in this homocysteine assay patent infringement case originally filed by the Plaintiffs against LabCorp on May 4, 1999, in the United States District Court for the District of Colorado. The Plaintiffs alleged, in part, breach of contract, patent infringement and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) Plaintiffs sought unspecified monetary and exemplary damages, for LabCorp to cure past breaches, to provide an accounting of wrongfully withheld royalties, and to refrain from infringing the patent. Plaintiffs also sought reimbursement of their attorneys’ fees. LabCorp filed an answer and counterclaims alleging non-infringement, patent invalidity and patent misuse.

In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In December 2001, the court entered judgment affirming the jury’s verdict. In an amended judgment issued in November 2002, the court awarded the Plaintiffs approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys’ fees, and $132,000 in prejudgment interest, and issued a permanent injunction barring LabCorp from performing future homocysteine assays.

2004 and 2003

On April 19, 2004, the U.S. Supreme Court denied Wyeth’s (defendant) petition for a writ of certiorari (petition requesting the high court to review an appeal) in the Materna litigation, upholding the original judgment (made in 1997) of the lower court in favor of the plaintiffs. The petition was Wyeth’s final avenue of appeal in the case, and the denial finalized this case. On the same day, a bond previously posted by the defendant was released to all parties, and the judgment and award were satisfied.

Upon the final resolution of the case, we received approximately $3,858,000, which was our remaining portion of the court award. From our proceeds we paid one of our shareholders $312,500, plus a nominal amount for interest, to satisfy a non-recourse sale and assignment of a portion of our award to the shareholder earlier in 2004 for $250,000 in cash. Of the remaining net proceeds of $3,543,774, $3,271,063 was recorded in revenue legal awards and $272,711 was recorded in interest income, net. In order to raise cash, in 2004 we previously sold $1,125,000 of our award on a non-recourse basis to LawFinance Group, Inc. (“LFG”) for $900,000 in cash. Total revenue recorded in 2004 aggregated to $4,693,774, with $4,338,836 recorded in royalty legal awards and the remaining $354,938 recorded as interest income, net.

In fiscal year 2003, in order to raise cash, we sold $1,290,000 of our award on a non-recourse basis to LFG for $600,000 in cash, and recorded $561,238 as revenue in royalty legal awards and $38,762 in interest income, net.

5.    DIVIDENDS RECEIVED AND COMPREHENSIVE INCOME

In 2005, we received three separate dividends from our investee, Melanotan Corporation (“MelanoTan”), in which we own approximately 20.9% of the common stock. We previously had purchased the shares of MelanoTan for a nominal amount, and, in a separate transaction, we licensed to MelanoTan certain rights relating to a sunless tanning technology that we own. The technology may lessen or prevent skin cancer caused by unprotected sun exposure. MelanoTan sublicensed the rights to EpiTan Limited (Australia) (“EpiTan”), and also had received shares of EpiTan. (MelanoTan has no operations of its own).

EpiTan essentially is a research and development company that is in the process of conducting safety and efficacy trials, and evaluating the technology for future commercialization. They currently are planning Phase 3 trials in Australia (generally the last stage of testing required prior to approval to market) for the Technology (trials for use in the U.S. will begin after that ). EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT.

In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of EpiTan common stock. As a result, we received 1,252,346 shares of EpiTan common stock. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

We estimated the fair value of the EpiTan common stock using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction (EpiTan has minimal revenues and has incurred substantial current and accumulated net losses). We recorded the estimated value of the shares, $679,149, as dividend income and included the asset in equity securities available for sale.

In May 2005 MelanoTan paid a special cash dividend. Our share of the dividend was $104,360. In addition, in June 2005, MelanoTan paid another dividend in the form of EpiTan common stock. As a result, we received an additional 660,686 shares of EpiTan common stock and recorded additional dividend income of $146,533. As a condition to receiving this dividend, we again agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. We valued the shares and dividend received in the same manner as the October 2004 dividend, except with a price per share of $0.36 Australian dollars, and exchange rate of $0.7701 Australian dollars to $1.00 U.S. dollar. In total, we received and now directly own 1,913,032 shares of EpiTan common stock. Our ownership percentage of Epitan’s common stock is not significant.

As a result of the dividends, MelanoTan does not own any more stock of Epitan. Its only asset is the license and sublicense to the Technology, and cash.

Unrealized market price and foreign exchange gains and losses relating to the EpiTan shares have been included in other comprehensive loss in shareholders’ interest. Market gains and losses and currency exchange fluctuation gains and losses related to the EpiTan shares from the date of receipt to the balance sheet date are aggregated and recorded as part of other comprehensive income or loss included as a component of shareholders’ interest, since we believe that the decline is temporary. We recorded the value of the shares as a non-current asset, as we currently plan to hold the shares as a long-term investment. Other comprehensive loss for the year ended July 31, 2005, was $267,383, consisting of an unrealized loss on the market value of the shares of $387,419, partially offset by an unrealized foreign exchange gain on the value of the U.S. dollar compared to the Australian dollar of $120,036. Comprehensive income for the year ended July 31, 2005, was $5,434,404.

6.    SETTLEMENT WITH UNILENS AND SALE OF UNILENS STOCK

Unilens

In 1989 we sold certain assets of our former majority-owned subsidiary, University Optical Products Co., to Unilens Corp. USA (“Unilens”) for $6 million, including a $5.5 million installment receivable. Due to uncertainties related to collection of the installment receivable, we previously wrote off the entire balance of the receivable.

In July 2003 we resumed collection efforts with respect to the installment receivable from Unilens. In October 2003 we reached an agreement to settle all prior claims and to terminate all prior agreements between Unilens and us. Unilens agreed to pay us an aggregate total of $1,250,000, with $100,000 paid to us in October 2003 on execution of the agreement, and the remaining balance payable in quarterly installments on March 31, June 30, September 30 and December 31 of the greater of $100,000 or an amount equal to 50% of royalties received by Unilens from a certain licensee. As collateral for payment of the settlement, Unilens granted us a subordinate security interest in all Unilens’ real and personal property.

During fiscal 2004, we received gross cash from Unilens of $411,861 and recorded income, net of certain related expenses and obligations, of $348,550 from this settlement. At July 31, 2004, Unilens owed $838,140 on the receivable.

At July 31, 2004, we evaluated Unilens’ financial condition and determined that our remaining receivable was collectible. As a result, we recorded an asset of $751,197 (with $357,064 current and $394,133 non-current) representing the net present value of the gross amount of the receivable, and recorded a credit (income) of $696,846, representing our share of the receivable. We estimated the net present value of the receivable using a 10% discount factor. The difference between the asset and the income recorded, which represents amounts due to other parties, was recorded as a liability in accrued expenses and other liabilities. As a result of the 2004 settlement, in 2005 we recorded only interest income related to the settlement during the first three quarters of the year. In the fourth quarter, as a result of Unilens accelerating their payments on the receivable and paying the balance in full faster than we estimated in 2004 when we recognized the receivable, we recorded an additional $32,408 of gain. For the full year, we recorded $52,147 of interest income related to this settlement. At July 31, 2005, the receivable was paid in full.

We previously received 135,000 shares of Unilens stock as partial payment against the 1989 installment receivable from Unilens. Because of very limited trading in Unilens stock and its extremely low price, we did not assign a cost basis to the shares at the time that we received them. During the three months ended July 31, 2004, we sold our shares and recorded the net proceeds of $157,355 as income. Thus in the aggregate we recorded $1,202,751 in 2004.

7.    INCOME TAXES

In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. This fiscal year we will utilize a portion of our NOLs against our current year regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, we expect to be subject to the AMT, where we are limited to using our NOLs against only 90% of our income, and our 2005 provision of $10,400 principally is for our estimated net AMT liability. We did not record an income tax provision in 2004 since we incurred a substantial net operating loss for income tax purposes. This was due principally to the Unilens receivable that had no basis for book purposes but was fully valued for income tax purposes. As a result, the settlement with Unilens in October 2003 generated a significant loss on an income tax basis and income of $1,045,395 on a book basis. A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	For the years ended July 31,
	2005	2004	2003

Provision (benefit) at U.S. federal statutory rate	34.0%	34.0%	(34.0%)
State provision (benefit), net of U.S. federal tax	5.3	—	—
Dividends received exclusion	(3.7)	—	—
Other items	0.3	0.3	(0.2)
Deferred tax valuation allowance	(35.7)	(34.3)	34.2

Effective income tax rate	0.2%	—%	—%

Net deferred tax assets consist of the following:

	July 31,	July 31,
	2005	2004

Net federal and state operating loss carryforwards	$3,044,000	$3,865,000
Net capital loss carryforwards	781,000	550,000
Installment receivable from sale of discontinued operation	—	2,000
Impairment of investments	500,000	368,000
Other, net	66,000	207,000
Deferred tax assets	4,391,000	4,992,000
Valuation allowance	(4,391,000)	(4,992,000)

Net deferred tax assets	$—	$—

At July 31, 2005, we had aggregate Federal net operating loss carryforwards of approximately $7,681,000, which expire at various times through 2024, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $3,652,000 that expire in fiscal year 2008 and 2009.

A significant portion of the NOLs remaining at July 31, 2005, approximately $4,055,000, were derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. Thus we will not receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	For the years ended July 31,
	2005	2004	2003

Balance, beginning of year	$4,992,000	$5,071,000	$5,842,000
Change in temporary differences	(11,000)	(415,000)	(1,593,000)
Change in net operating and capital losses	(590,000)	336,000	822,000

Balance, end of year	$4,391,000	$4,992,000	$5,071,000

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for deferred tax assets.

8.    EQUITY FINANCING

On February 25, 2004, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period from the commencement date (the “Stock Sale Agreement”). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. We also have the right, in our sole discretion, to extend the term of the Stock Sale Agreement by six months. At our option and at any time until 20 days after the termination of the Stock Sale Agreement, we may elect to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement.

Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital for its initial commitment (the “Initial Shares”), and agreed to issue 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sell the $5 million of stock (collectively, the “Commitment Shares”). Commencement of sales of common stock under the Stock Sale Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission (“SEC”) declaring effective our Registration Statement filed with the SEC to register 1,248,115 shares of common stock potentially to be issued under the Stock Sale Agreement. On May 6, 2004, the SEC declared our registration statement effective, which is the commencement date for the Stock Sale Agreement.

Subject to our right to suspend sales of our common stock at any time and to terminate the Stock Sale Agreement at any time, Fusion Capital is obligated to purchase up to $12,500 of our common stock each trading day (the “Daily Commitment Amount”). The Daily Commitment Amount may increase upon each $0.25 increase in our stock price above $4.50 per share. The Daily Commitment Amount also may decrease if our stock price drops below a “floor” price. The floor price initially was set at $3.00 per share and we may increase or decrease it from time to time, except that in no case shall it be less than $1.00 per share. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

Fusion Capital may not purchase shares of our common stock under the Stock Sale Agreement if Fusion Capital would beneficially own in excess of 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. However, Fusion Capital is obligated to pay the Daily Commitment Amount even though they may not receive additional shares until their beneficial ownership is less than the 9.9% limitation. Fusion Capital is free to sell its purchased shares at any time, and this would allow them to avoid the 9.9% limitation; however, Fusion Capital has agreed not to sell the Commitment Shares until the earlier of October 25, 2005, (20 months from February 25, 2004) or termination of the Stock Sale Agreement. In accordance with American Stock Exchange rules, we cannot issue more than 1,248,115 shares of our common stock (including the Commitment Shares) to Fusion Capital under the Stock Sale Agreement without the prior approval of our shareholders. Until the termination of the Stock Sale Agreement, we have agreed that we will not, without the prior written consent of Fusion Capital, contract for any equity financing (including any debt financing with an equity component), or issue any floating conversion rate or variable priced equity or floating conversion rate or variable priced equity-like securities.

In 2005, we sold 367,875 shares (and issued 17,837 Commitment Shares) of our common stock to Fusion Capital for $2,517,539. Cumulatively, since inception in February 2004 and through July 31, 2005, we sold 418,813 shares (and issued 19,253 Commitment Shares) of our common stock to Fusion Capital for $2,717,541. We plan to use the proceeds for general working capital needs.

In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a success fee of $250,000 (the “Success Fee,” which was 5% of the total potential equity financing from Fusion Capital), and granted them warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that may be sold to Fusion Capital, excluding the Commitment Shares). The warrants were exercisable upon receipt, at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004, that was used to determine the number of Commitment Shares). On January 20, 2005, our advisor elected a cashless exercise pursuant to the terms of the warrant, and we issued 37,171 shares of common stock to them, after withholding 20,366 shares tendered as payment for the exercise price of the warrant. We determined the number of shares to withhold based on a per share price of $12.275, which was the average per share price on January 20, 2005, the exercise date, in accordance with the warrant.

In addition to the cash Success Fee, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred non-cash costs for the estimated fair value of the Initial Shares ($316,171), and the warrants issued to our financial advisor ($236,465). We capitalized all of the cash and non-cash costs, aggregating $1,008,204 (including $45,645 incurred in 2005), as deferred financing costs, and have been amortizing the asset by charging the balance against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Stock Sale Agreement. We currently estimate (we may change this estimate at any time) that we will sell a total of $3,500,000 of common stock to Fusion Capital pursuant to the Stock Sale Agreement and, accordingly, charged $815,720 for amortization against capital in excess of par value in 2005. The remaining balance of the deferred charges will be amortized against capital in excess of par value as we sell common stock to Fusion Capital in the future.

Since July 31, 2005 through September 30, 2005, we sold 119,119 shares (and issued 4,287 Commitment Shares) of our common stock to Fusion Capital for $604,999, and amortized  $74,407 of deferred charges against capital in excess of par value.

9.    RECEIVABLES

Receivables consist of the following:

	July 31,	July 31,
	2005	2004

Royalties	$3,836,857	$453,138
Receivables from insurance carrier	191,568	—
Current portion of Unilens receivable, net	—	357,064
Other	57,816	19,794

Receivables	$4,086,241	$829,996

Royalties receivable increased principally due to the accrued receivable related to the Abbott license, and also due to increased homocysteine retained royalties, due to new licenses granted in the current year.

10.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	July 31,	July 31,
	2005	2004

Equipment and furnishings	$213,603	$179,862
Leasehold improvements	59,860	59,860
	273,463	239,722
Accumulated depreciation and amortization	(238,600)	(220,330)

Property and equipment, net	$34,863	$19,392

Depreciation expense was $19,449, $20,144, and $29,510, in 2005, 2004, and 2003, respectively.

11.   INVESTMENTS, NET

At July 31, 2005, we owned the following investments:

	Number of shares	Type	Carrying value

NTRU Cryptosystems, Inc. (“NTRU”)	3,129,509	Common stock	$—
EpiTan	1,913,032	Common stock	$558,299
MelanoTan	378,000	Common stock	$—

In prior years, we acquired a total of 3,129,509 shares of NTRU common stock (and certain preferred stock that later was redeemed), in exchange for cash and reducing our future royalty percentage on sales of NTRU's products. We recorded the estimated fair value of the shares and accounted for our investment on a cost basis. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. There is no active public market for NTRU shares.

In fiscal year 2003, in connection with NTRU’s recapitalization, we reviewed our estimate of the fair value of our NTRU investment and determined that it was impaired. We recorded a net impairment charge of $943,640 to reduce its carrying value to zero. We continue to own the shares, and one of our directors currently participates on NTRU’s Board of Directors.

For a description of EpiTan and MelanoTan, see Note 5. Shares of MelanoTan have a nominal value.

12.   INTANGIBLE ASSETS ACQUIRED, NET

Intangible assets acquired, net, consist of the following:

	July 31,	July 31,
	2005	2004

Intangible assets acquired, principally licenses and patented technologies, at cost, net of impairment charges	$1,152,842	$1,152,842
Accumulated amortization	(1,114,271)	(1,100,692)

Intangible assets acquired, net	$38,571	$52,150

Certain of our acquired licenses were not producing revenues, and we did not expect certain of our acquired patents to generate revenues in the future. As a result, we recorded impairment charges of $51,978 and $482,247, respectively, in 2004 and 2003, in personnel and other direct expenses relating to revenues. We also reviewed and adjusted the amortization period after each impairment charge to the weighted average life of the remaining technologies, which was 2.3 years and 3.8 years, respectively, at July 31, 2005 and 2004.

Amortization expense was $13,579, $38,594 and $158,277 in 2005, 2004 and 2003, respectively. We expect annual amortization expense to be approximately $19,000 in fiscal years 2006 and 2007.

13.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	July 31,	July 31,
	2005	2004

Royalties payable	$2,793,083	$625,908
Accrued compensation	1,616,522	534,945
Accrued professional fees	177,605	294,100
Other	103,134	124,423

Accrued expenses and other liabilities	$4,690,344	$1,579,376

The increase in accrued royalties payable since July 31, 2004 is the result of increased royalties from new homocysteine licenses collected on behalf of our clients, including royalties payable pursuant to the Abbott license, which will not be paid until 2006. The increase in accrued compensation is due principally to bonus and commission accruals.

14.   SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

Preferred Stock

At our option, we may redeem our preferred stock at its par value at any time. Dividends on the preferred stock are non-cumulative. The preferred stock is not registered to be publicly traded.

Employee Stock Option Plans

Pursuant to our 1997 Employees' Stock Option Plan, as amended (the “1997 Plan”), we may grant either incentive stock options or non-qualified options to employees. The options may be granted at option prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when options are granted. The maximum life of options granted under this plan is ten years after the grant date. No options may be granted under this plan after September 30, 2007. In January 2005, our shareholders voted to increase the number of shares available for future grants by 500,000. In 2005, 193,000 options were granted pursuant to the 1997 Plan. The following information relates to the 1997 Plan:

	July 31,	July 31,
	2005	2004

Common shares reserved for issuance on exercise of options	1,045,598	972,927

Shares available for future option grants	666,075	243,452

In 2005 we recorded a non-cash charge of $97,500 as a result of modifying the terms of certain stock options previously granted to a former employee. The charge was required due to an extension of the exercise terms of the options. There was no such expense in the prior year. Prior to the 1997 Plan, we had a stock option plan that expired on December 31, 2000, after which date no option could be granted under the plan. Pursuant to this plan both incentive stock options and non-qualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Non-qualified stock options could be granted at an exercise price not less than 85% of the fair market value of the common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The following information relates to this stock option plan:

	July 31,	July 31,
	2005	2004

Common shares reserved for issuance on exercise of options	66,250	120,620

Shares available for future option grants	—	—

2000 Directors Stock Option Plan

We also have a Directors Stock Option Plan approved by shareholders in 2000, under which we grant each non-employee director 10,000 fully vested, non-qualified common stock options when the director first is elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 1, 2010. In 2005, 60,000 options were granted pursuant to this plan. The following information relates to the 2000 Directors Stock Option Plan:

	July 31,	July 31,
	2005	2004

Common shares reserved for issuance on exercise of options	329,000	384,000

Shares available for future option grants	50,000	110,000

In 2005 we recorded a non-cash charge of $72,800 as a result of modifying the terms of certain stock options previously granted to a former director. The charge was required due to an extension of the exercise terms of stock options. There was no such expense in the prior year.

Summary of Common Stock Options

A summary of the status of all our common stock options as of July 31, 2005, 2004 and 2003, and changes during the years then ended is presented below.

	For the years ended July 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,134,795	$4.35	943,267	$5.08	940,267	$5.44
Granted	253,000	5.42	289,000	2.52	60,000	2.14
Forfeited	(115,623)	2.59	—	—	(9,375)	5.00
Exercised	(531,949)	3.17	(12,850)	2.09	—	—
Expired or terminated	—	—	(84,622)	6.60	(47,625)	8.42

Outstanding at end of year	740,223	$5.72	1,134,795	$4.35	943,267	$5.08

Exercisable at year-end	509,979	$6.74	856,833	$4.87	646,092	$6.00

The following table summarizes information about all common stock options outstanding at July 31, 2005.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.950 - $ 3.980	301,500	9.14 years	$3.05	86,500	$2.42
$4.220 - $ 6.500	222,223	4.45 years	$5.96	206,979	$5.98
$7.300 - $ 8.375	109,500	4.63 years	$7.89	109,500	$7.89
$9.063 - $11.094	107,000	5.26 years	$10.52	107,000	$10.52

1996 Directors’ Stock Participation Plan

Pursuant to the terms of our 1996 Directors’ Stock Participation Plan, on the first business day of January of each year, we will issue to each outside director who has been elected by a vote of our shareholders and has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we will issue such director a number of shares equal to the proportion of the year served by that director. In January 2005, our shareholders voted to increase the number of shares to be reserved for future share issuances by 80,000, and extend the plan expiration date by five years. This plan expires on January 2, 2011.

We issued 6,920, 12,500 and 15,000 shares of common stock to eligible directors, respectively, in 2005, 2004 and 2003, and charged to expense $75,000, $31,250 and $23,350, respectively, in 2005, 2004 and 2003, for shares issued under this plan. The following information relates to the 1996 Directors’ Stock Participation Plan:

	July 31,	July 31,
	2005	2004

Common shares reserved for future share issuances	84,159	11,079

There was no significant impact on the calculation of net income (loss) per share for the years ended July 31, 2005, 2004 and 2003, as a result of the issuance of shares to our directors.

Employees' Common Stock Retirement Plan

Effective August 1, 1990, we adopted an Employees' Common Stock Retirement Plan. Effective January 31, 2003, we merged this plan into our 401(k) Plan.

15.   401(k) PLAN

We have an employee benefit defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the “Plan”), for all our employees who have attained the age of 21 and meet certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for any calendar. We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

We may make discretionary contributions to the Plan solely on the authorization of our directors, who may authorize a contribution of a dollar amount to be allocated to participants according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed to the Plan. Our directors authorized and we expensed $100,000 in 2005, 2004, and 2003, for such discretionary contributions and we contributed the related shares of our common stock to the Plan.

16.   NET INCOME (LOSS) PER SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	For the years ended July 31,
	2005	2004	2003

Denominator for basic net income (loss) per share, weighted average shares outstanding	6,762,553	6,247,588	6,182,657

Dilutive effect of warrants and common stock options	562,148	209,272	N/A

Denominator for net income (loss) per share, assuming dilution	7,324,701	6,456,860	6,182,657

Options and warrants to purchase 161,000, 567,398 and 943,267 shares of our common stock at July 31, 2005, 2004 and 2003, respectively, were outstanding but were not included in the computation of earnings per share because they were anti-dilutive. Due to our net losses for the year ended July 31, 2003, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

17.   COMMITMENTS AND CONTINGENCIES

Operating Leases

We have our offices in Fairfield, Connecticut under a lease that expires December 31, 2006. We have an option to renew this lease for an additional five years.

At July 31, 2005, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year were:

For the years ending July 31,

2006	$172,091
2007	73,440
thereafter	6,752

Total minimum payments required	$252,283

Total rental expense for all operating leases was:

	For the years ended July 31,
	2005	2004	2003

Minimum rentals	$236,572	$245,969	$233,390
Less: Sublease rentals	(2,412)	(12,400)	(9,600)

Net rent expense	$234,160	$233,569	$223,790

On October 11, 2005, we entered into an amended and restated employment agreement effective October 1, 2005, with Dr. Donald J. Freed, our President and Chief Executive Officer. Pursuant to the terms of the agreement, Dr. Freed will receive a minimum annual base compensation of $325,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, including our incentive compensation plan, and will receive the continuation of base compensation and benefits for a period of six months in the event of a termination of his employment, subject to certain conditions.

Contingencies - Revenue based

As of July 31, 2005, CTT and VVI have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $224,127, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. No significant obligations were recognized in 2005 since there the applicable revenues received were not significant.

Currently, we engage three independent consultants who provide us with business development and evaluation services under contracts that are cancelable on up to sixty (60) days written notice. These contracts include contingencies for potential incentive compensation on sales. For the years ended July 31, 2005, 2004 and 2003, we neither accrued nor paid incentive compensation under such contracts since none was earned.

Contingencies - Litigation

Employment matters

On August 10, 2005, CTT received notice that John B. Nano, its former President and Chief Executive Officer, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. Mr. Nano’s suit seeks to attach one of CTT’s bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims. In his suit, Mr. Nano alleges that CTT breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. According to his lawsuit, Mr. Nano claims that CTT withdrew the agreement after he communicated his acceptance to the Chairman of CTT’s Board of Directors. CTT denies the allegations of the suit and intends to vigorously defend it and oppose Mr. Nano’s application for a prejudgment remedy. A hearing is tentatively scheduled on this motion for late fall.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration (“OSHA”), alleging a violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) by the Company in connection with the termination of his employment. The Company believes that the complaint is totally without merit, and is exploring several claims against Mr. Nano. CTT filed an answer to the OSHA inquiry on October 3, 2005.

Relating to a separate matter, on February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Sarbanes-Oxley Act by terminating Wil Jacques and Scott Bechtel in June 2003. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. Jacques and Bechtel contend that they were improperly terminated for raising concerns about financial reporting. CTT contends that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, and that the conclusions drawn by OSHA were legally erroneous. CTT denies that it is liable to the complainants in any amount.

The OSHA finding did not constitute a final agency order. In accordance with law and regulation, on February 11, 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge (“ALJ”) of the U.S. Department of Labor (“DOL”). The hearing was held on May 17 - May 20, 2005. On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding, which later was approved by the ALJ, whereby all claims against CTT by Jacques were resolved. Pursuant to the settlement, CTT paid plaintiff Jacques a lump sum payment and reimbursement for certain reasonable legal fees, and agreed to pay him certain minimum consulting fees over the next two years. The lump sum payment and legal fee reimbursement were recorded in the quarter ending July 31, 2005. The consulting fees are not significant, and will be recorded as they are paid.

On October 6, 2005, the ALJ’s findings were issued, in which all of the claims of Mr. Bechtel were dismissed, and further, that the issue of damages was not relevant since the plaintiff failed to carry his burden of proof. The plaintiff has ten business days in which to file an appeal. We cannot predict whether or not an appeal will be filed, or the total amount of legal fees or other expenses that we will incur in 2006 relating to this matter. Legal fees incurred since the inception of this matter through July 31, 2005, were approximately $782,000.

Separate from the hearing before the ALJ, CTT appealed the reinstatement order before a judge in the United States District Court, District of Connecticut (the “District Court”). The reinstatement order would have required reinstatement as of February 8, 2005. On May 13, 2005, the appeal was denied. On May 16, 2005, CTT filed for a reconsideration and/or modification of the May 13, 2005 order. On May 23, 2005, the District Court granted CTT’s motion for reconsideration, but did not change the ruling requiring reinstatement. CTT reinstated plaintiff Bechtel effective February 8, 2005. The DOL requested a show cause hearing before the District Court as to why CTT should not be held in contempt of court for not complying immediately with the reinstatement order. On July 27, 2005, a hearing was held on the motion but no resolution was reached. Further action on the motion is pending.

Securities and Exchange Commission

August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., our former Chief Executive Officer (“CEO”) in 2001, and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. Further action in this case is pending. Costs incurred since August 2004 relating to this suit are being covered by our directors and officers insurance carrier.

On May 17, 2001, we had received a subpoena from the SEC seeking certain documents in connection with an SEC private investigation. On June 12, 2003, the SEC sent written “Wells Notices” to us, Mr. McPike (then our Executive Vice President and Chief Financial Officer), Mr. Samuel M. Fodale (then one of our directors), and Mr. George C. J. Bigar (then one of our directors). The “Wells Notices” indicated that the staff intended to recommend that the SEC bring a civil action against us and the individuals in the matter of trading in our stock. Mr. Bigar, Mr. Fodale, Mr. McPike and CTT each responded to the respective “Wells Notices.” Mr. Fodale and Mr. Bigar were not named in the subsequent civil suit.

Costs incurred related to this matter, including amounts paid and advanced to Mr. Fodale (described below) were $71,173 and $338,482, respectively, in 2004 and 2003. We have charged all the costs we have incurred to date ($562,595, since 2001) to expense as incurred. As described below under the heading “Federal Insurance Company,” we settled our suit against Federal seeking reimbursement for our costs related to this matter in excess of our deductible. Accordingly, we recorded a credit of $167,500 and no significant costs in fiscal 2005.

Pursuant to the indemnification provisions of Article IV of our By-laws, we paid and advanced $101,068 through July 31, 2005, on behalf of Mr. Fodale for his expenses incurred in connection with the SEC private investigation. At July 31, 2005, we had not paid or committed to pay an amount in excess of $60,000 on behalf of any other current or former director for costs related to this matter.

Fujitsu

In December 2000, (coincident with filing a complaint with the United States International Trade Commission (“ITC”) that was withdrawn in 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al.) in the United States District Court for the Central District of Illinois seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our client, the University of Illinois. The two patents disclose energy recovery technology for flat plasma display panels. In May 2002, the District Court granted defendants' motion to transfer this case to the Northern District of California.

In September 2001, Fujitsu et al. filed counterclaims against us and the University of Illinois in the United States District Court for the District of Delaware (which subsequently was dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In late 2002, we were dismissed as co-plaintiff from this litigation, but we retain our economic interest in any potential favorable outcome.

On July 1, 2004, the court granted summary judgment in favor of the defendant, Fujitsu, and the University of Illinois appealed. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University’s appeal.

No decision on the appeal has been reached, and the parties are waiting assignment of an oral hearing date.

Federal Insurance Company

Effective October 13, 2004, Federal Insurance Company (“Federal”) agreed to pay us $167,500 to reimburse us for prior costs incurred and acknowledged that the deductible under our insurance policy was deemed satisfied for purposes of a civil suit filed against CTT by the SEC. We recorded the payment in 2005 as a reduction of litigation expenses, which are included in general and administrative expenses. In addition, on September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, agreed to accept coverage for losses, including defense costs, as a result of the SEC’s civil suit, according to the terms of the policy. Accordingly, we have recorded a credit and not any significant costs in 2005 relating to the SEC investigation and civil suit, compared to $73,000 of expense in 2004.

Other

We also are a party to other legal actions and proceedings for which we cannot predict the final outcomes. Since we are unable to estimate the legal expenses or the loss we may incur or the possible damages we may recover in these actions, if any, we have not recorded any potential judgment proceeds in our financial statements to date. We record expenses in connection with these actions as they are incurred.

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

18.   RELATED PARTY TRANSACTIONS

We incurred charges of approximately $25,000, $14,000 and $6,000 in 2005, 2004 and 2003, respectively, for consulting services (including expenses and use taxes) provided by one of our directors.

19.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2005	(2)	(2)	(2)	(2)
Total revenues	$2,431,017	$6,783,387	$2,532,836	$2,427,114

Operating income (1)	160,878	3,943,031	128,876	83,842

Net income	$967,825	$3,957,343	$359,902	$416,717
Net income per share:
Basic	$0.15	$0.60	$0.05	$0.06
Assuming dilution	$0.14	$0.54	$0.05	$0.06
Weighted average number of common shares outstanding:
Basic	6,399,715	6,633,440	6,867,774	7,152,151
Assuming dilution	6,700,832	7,352,821	7,685,033	7,571,306

Year ended July 31, 2004	(3)	(3)	(3)	(3)
Total revenues	$1,363,109	$1,037,703	$4,155,292	$1,465,550

Operating income (loss) (1)	278,619	43,112	2,433,708	(170,266)

Net income (loss)	$345,293	$64,287	$2,667,111	$(122,162)
Net income (loss) per share:
Basic	$0.06	$0.01	$0.43	$(0.02)
Assuming dilution	$0.06	$0.01	$0.40	$(0.02)
Weighted average number of common shares outstanding:
Basic	6,201,345	6,207,631	6,267,314	6,314,494
Assuming dilution	6,201,345	6,398,726	6,617,107	6,314,494

(1)	Operating income (loss) is defined herein as revenues less expenses, excluding interest income, net. Operating income (loss) excludes income taxes.

(2)
Operating income includes dividend income of approximately $679,000, $104,000 and $147,000, respectively, in the first, third and fourth quarters. Second quarter includes large, upfront license fees received. Third and fourth quarters also include approximately $607,000 and 783,000, respectively, from settlements with JDS Uniphase and Palatin.

(3)
Operating income (loss) includes approximately $836,000, $232,000 and $3,271,000, respectively, related to the Materna legal award in the first, second and third quarters. Fourth quarter includes income on the settlement with Unilens of approximately $697,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2005.

(b)    Evaluation of internal controls over financial reporting

Management’s report on the effectiveness of the design and operation of our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of July 31, 2005, and the report of our independent registered public accounting firm, are included in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.

(c)    Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), the information called for by Part III, except as otherwise indicated, is incorporated by reference, to the extent required, from the registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on Tuesday, January 17, 2006 (the “Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than information with respect to our executive officers, which is set forth in Item 4A of Part I of this Form 10-K, the information set forth under the captions “Election of Directors,”“Section 16(A) Beneficial Ownership Reporting Compliance,” and the sub-caption “Audit Committee” under “Board Meetings and Committees” in the Proxy Statement is incorporated herein by reference.

The information regarding a code of ethics is incorporated herein by reference to Item 1 of this Form 10-K under the sub-caption “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Beneficial Ownership of Shares” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of financial statements and schedules.

Competitive Technologies, Inc. and Subsidiary:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2005 and 2004

Consolidated Statements of Operations for the years ended July 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Interest for the years ended July 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003

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

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

Date: October 13, 2005	By:	/s/ Dr. D. J. Freed
Dr. D. J. Freed
President and Chief Executive Officer, Director and Authorized Signer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title		Date

/s/ Richard E. Carver	Director	)
Richard E. Carver		)
)
/s/ Michael D. Davidson	Vice President, Chief Financial Officer	)
Michael D. Davidson	and Principal Accounting Officer	)
)
/s/ George W. Dunbar, Jr.	Director	)
George W. Dunbar, Jr.		)	October 13, 2005
)
/s/ Dr. D. J. Freed	President, Chief Executive Officer and Director	)
Dr. D. J. Freed		)
)
/s/ Maria-Luisa Maccecchini	Director	)
Maria-Luisa Maccecchini		)
)
/s/ Charles J. Philippin	Director	)
Charles J. Philippin		)
)
/s/ John M. Sabin	Director	)
John M. Sabin		)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant's Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2
By-laws of the registrant as amended effective January 14, 2005, filed (on December 14, 2004) as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004, and hereby incorporated by reference.

10.1*	Registrant's Restated Key Employees' Stock Option Plan filed as Exhibit 4.3 to registrant's Registration Statement on Form S-8, File Number 33-87756 and hereby incorporated by reference.

10.2*	Registrant's Annual Incentive Compensation Plan filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended April 30, 2003, and hereby incorporated by reference.

10.3*
Registrant's 2000 Directors Stock Option Plan as amended January 24, 2003 filed (on January 29, 2003) as Exhibit 4.4 to registrant's Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.4*
Registrant's 1996 Directors’ Stock Participation Plan as amended January 14, 2005 filed (on January 21, 2005) as Exhibit 10.2 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.5*	Registrant's 1997 Employees' Stock Option Plan as amended January 14, 2005 filed (on January 21, 2005) as Exhibit 4.3 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.6*
Employment Agreement between registrant and John B. Nano effective as of August 1, 2004, filed as Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2004, and hereby incorporated by reference.

10.7*
1997 Employees’ Stock Option Agreement between registrant and John B. Nano dated June 17, 2002 filed as Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended July 31, 2002, and hereby incorporated by reference.

10.8
Settlement Agreement dated October 17, 2003 among registrant, Unilens Corp. USA and Unilens Vision Inc. filed (on October 22, 2003) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 17, 2003, and hereby incorporated by reference.

10.9
Lease Agreement between registrant and The Bronson Road Group made August 28, 1996 filed as Exhibit 10.34 to registrant's Annual Report on Form 10-K for the year ended July 31, 1996, and hereby incorporated by reference.

10.10
First Amendment of Lease Agreement dated August 9, 2001 between registrant and The Bronson Road Group, LLP filed as Exhibit 10.15 to registrant's Annual Report on Form 10-K for the year ended July 31, 2001, and hereby incorporated by reference.

10.11
Agreement between registrant and Samuel M. Fodale dated June 13, 2001 filed as Exhibit 10.16 to registrant's Annual Report on Form 10-K for the year ended July 31, 2001, and hereby incorporated by reference.

10.12
Assignment of Promissory Notes, Technology Servicing Agreement, Note Purchase Agreement, Security Interest Agreement, and Intercreditor Agreement between registrant and MRM Acquisitions, LLC effective August 5, 2002 filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 16, 2002 (on August 6, 2002), and hereby incorporated by reference.

10.13
Agreement closed on May 19, 2003 (made April 30, 2003) between registrant and LawFinance Group, Inc. filed (on May 28, 2003) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated May 19, 2003, and hereby incorporated by reference.

10.14
Registrant’s Contingent Promissory Note dated October 28, 2002 in the principal amount of $1,683,349 together with its attached Exhibit A filed as Exhibit 10.20 to registrant’s Annual report on Form 10-K/A for the year ended July 31, 2002 (filed November 18, 2002), and hereby incorporated by reference.

10.15
Agreement closed on October 31, 2003 between registrant and LawFinance Group, Inc. filed (on November 10, 2003) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 30, 2003, and hereby incorporated by reference.

10.16
Side Letter Addendum to Agreement closed on October 31, 2003 between registrant and LawFinance Group, Inc. filed (on November 10, 2003) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 30, 2003, and hereby incorporated by reference.

10.17	Agreement between registrant and a shareholder effective November 17, 2003 filed as Exhibit 10.1 to registrant's Form 10-Q for the quarter ended January 31, 2004, and hereby incorporated by reference.

10.18*
Severance Agreement and General Release between registrant and Frank R. McPike, Jr. effective November 1, 2003 filed as Exhibit 10.2 to registrant's Form 10-Q for the quarter ended January 31, 2004, and hereby incorporated by reference.

10.19
Common Stock Purchase Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.20
Registration Rights Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.21
Letter Agreement between the registrant and Brooks, Houghton & Company, Inc. dated October 7, 2002 filed as Exhibit 10.3 to registrant's Form 10-Q for the quarter ended January 31, 2004, and hereby incorporated by reference.

10.22*^	Amended and Restated Employment Agreement by and between registrant and Donald J. Freed effective October 1, 2005.

10.23
Warrant to purchase common stock of registrant granted to Brooks Houghton & Company, Inc. issued February 25, 2004, and related side letter agreement dated June 17, 2004, filed (on October 29, 2004) as Exhibit 10.23 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2004, and hereby incorporated by reference.

10.24^	Second Amendment of Lease Agreement dated May 19, 2005 between registrant and The Hull House Group, LLC.

14.1
Registrant's Corporate Standards of Conduct for all its directors, officers, employees and consultants, revised as of January 2005 filed (on January 21, 2005) as Exhibit 14.1 to registrant’s Current Report on Form 8-K dated January 14, 2005, and hereby incorporated by reference.

21^	Subsidiaries of registrant.

23.1^	Consent of BDO Seidman, LLP.

31.1^	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2^	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1+	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2+	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Management Contract or Compensatory Plan

^ Filed herewith

+ Furnished herewith