Form 10-Q
period 2005-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2005-12-12
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
www.competitivetech.net

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1960 Bronson Road
Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip code)

(203) 255-6044

(Registrant's telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of December 5, 2005 was 7,545,521 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2005	2005
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$13,681,685	$14,279,547
Receivables	3,252,395	4,086,241
Prepaid expenses and other current assets	745,709	272,345
Total current assets	17,679,789	18,638,133

Non-current royalty receivable	1,333,333	—
Equity securities	502,506	558,299
Prepaid royalties	75,000	75,000
Deferred equity financing costs, net	—	96,227
Intangible assets, net	33,796	38,571
Property and equipment, net	47,402	34,863
TOTAL ASSETS	$19,671,826	$19,441,093

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$430,686	$642,868
Accrued expenses and other liabilities	3,850,161	4,690,344
Total current liabilities	4,280,847	5,333,212

Non-current royalties payable	800,000	—

Commitments and contingencies
Shareholders' interest:
5% preferred stock, $25 par value, 35,920
shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000
shares authorized, 7,503,893 and 7,326,749
shares issued, respectively	75,038	73,267
Capital in excess of par value	32,135,493	31,285,496
Accumulated deficit	(17,377,179)	(17,044,174)
Accumulated other comprehensive loss	(303,048)	(267,383)
Total shareholders' interest	14,590,979	14,107,881
TOTAL LIABILITIES AND SHAREHOLDERS'
INTEREST	$19,671,826	$19,441,093

See accompanying notes

* Balances were derived from the July 31, 2005 audited balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	October 31,
	2005	2004
Revenues
Retained royalties	$1,237,480	$755,769
Royalty legal awards	—	815,492
Dividends received	—	679,149
Interest income	126,841	148,558
Other income	2,000	32,049
	1,366,321	2,431,017
Expenses
Personnel and other direct expenses
relating to revenues	889,182	1,023,739
General and administrative expenses	769,609	247,980
Patent enforcement expenses, net of
reimbursements	40,535	170,713
	1,699,326	1,442,432
Income (loss) before income taxes	(333,005)	988,585
Provision for income taxes	—	20,760
Net income (loss)	$(333,005)	$967,825
Net income (loss) per common share:
Basic	$(0.04)	$0.15
Assuming dilution	$(0.04)	$0.14
Weighted average number of common
shares outstanding:
Basic	7,410,416	6,399,715
Assuming dilution	7,410,416	6,700,832

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Comprehensive Loss and Changes in Shareholders' Interest
For the three months ended October 31, 2005
(Unaudited)

	Preferred Stock		Common Stock				Accumulated
	Shares				Capital		other	Total
	issued and		Shares		in excess of	Accumulated	comprehensive	Shareholders'
	outstanding	Amount	issued	Amount	par value	Deficit	loss	Interest
Balance - July 31, 2005	2,427	$60,675	7,326,749	$73,267	$31,285,496	$(17,044,174)	$(267,383)	$14,107,881
Comprehensive loss:
Net loss	—	—	—	—	—	(333,005)	—	(333,005)
Net unrealized holding loss on
securities held	—	—	—	—	—	—	(325,420)	(325,420)
Unrealized foreign currency
translation adjustments	—	—	—	—	—	—	83,335	83,335
Unrealized gain from reversal
of sale restriction discount	—	—	—	—	—	—	206,420	206,420
Comprehensive loss	—	—	—	—	—	(333,005)	(35,665)	(368,670)
Compensation expense on issuance
of common stock options	—	—	—	—	50,287	—	—	50,287
Exercise of common stock options	—	—	5,750	57	15,233	—	—	15,290
Stock issued under 401(k) Plan	—	—	15,943	159	99,803	—	—	99,962
Sales and issuances of stock in
equity financing	—	—	155,451	1,555	780,901	—	—	782,456
Amortization of deferred equity
financing costs	—	—	—	—	(96,227)	—	—	(96,227)
Balance - October 31, 2005	2,427	$60,675	7,503,893	$75,038	$32,135,493	$(17,377,179)	$(303,048)	$14,590,979

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(333,005)	$967,825
Noncash and other expenses (income)
included in net income (loss):
Depreciation and amortization	9,896	9,014
Share-based compensation - stock options	50,287	—
Stock compensation accrued	43,750	43,777
Stock dividend	—	(679,149)
Other	—	(17,701)
(Increase) decrease in assets:
Receivables	619,617	(199,279)
Prepaid expenses and other current assets	(196,196)	38,441
Non-current receivable	(1,333,333)	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses
and other liabilities	(1,038,964)	1,704,590
Non-current royalties payable	800,000	—
Net cash provided by (used in) operating activities	(1,377,948)	1,867,518

Cash flows from investing activities:
Purchases of property and equipment	(17,660)	(21,370)
Collection on Unilens receivable, net	—	154,619
Net cash provided by (used in) investing activities	(17,660)	133,249

Cash flows from financing activities:
Proceeds from exercises of stock options	15,290	2,242
Proceeds from sales of common stock	782,456	350,007
Net cash provided by financing activities	797,746	352,249

Net increase (decrease) in cash and cash equivalents	(597,862)	2,353,016
Cash and cash equivalents at beginning of period	14,279,547	4,309,680
Cash and cash equivalents at end of period	$13,681,685	$6,662,696

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Competitive Technologies, Inc. (“CTT”) and its majority owned subsidiary (collectively, “we” or “us”) provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, electronic, physical, and nano (microscopic particles) science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients’ technologies. The condensed consolidated financial statements include the accounts of CTT and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

We believe that we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three months ended October 31, 2005, are not necessarily indicative of the results that can be expected for the full year.

You should read the interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2005.

2.	Retained Royalties

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

Pursuant to the license, Abbott paid us a non-refundable and non-creditable (against future royalties) upfront license fee, and agreed to pay certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales in the U.S. after January 1, 2006. No per test royalties are payable from Abbott in calendar year 2005. In January 2005, upon receipt, we recorded the upfront license fee, and began accruing the Milestone Fees, our share of which aggregates to $1,600,000, and which will be paid to us in two equal installments of $800,000 on January 31, 2006 and 2007, as long as our patent is valid and enforceable. The present value of the Milestone Fees has been accrued in retained royalties during calendar 2005, and the difference between the present value and the amount due us has been recorded in interest income. During the three months ended October 31, 2005, we accrued $377,990, our share of the Milestone Fees, in retained royalties, and $22,010 in interest income, for a total of $400,000. From the inception of the license, we have accrued a gross total of $3,333,333 of Milestone Fees in receivables, $1,333,333 of which has been classified as long term.

Other

Licenses granted in fiscal 2006 and 2005 relating to homocysteine testing generally provide for an upfront license fee and a royalty to be paid to us based on a fixed fee per test. The amount of the fixed fee is determined based on estimated volume.

3.	Stock-Based Compensation

Effective August 1, 2005, we adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and include such costs as an expense in their statements of operations over the requisite service (vesting) period. We have elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to July 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, we recognize as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005. This expense is recognized over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

Pursuant to our 1997 Employees’ Stock Option Plan, as amended (the “1997 Plan”), either incentive stock options or non-qualified options awards may be granted to employees. The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted. Stock options granted under the 1997 Plan generally vest over three or four years. The maximum life of options granted under this plan is ten years after the grant date. We generally issue new shares of common stock to satisfy stock option exercises. For the three months ended October 31, 2005, we recognized $50,287 of compensation expense from stock options vesting during the quarter, without any associated income tax benefit. No compensation expense related to stock options granted was recognized during the three months ended October 31, 2004.

The following assumptions were used to estimate the fair value of options granted during the three months ended October 31:

Black -Scholes Option Valuation Assumptions	2005	2004

Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	76.0%	76.0%
Risk free interest rate (3)	3.9%	3.6%
Expected lives (in years) (2)	5.0	5.0

(1)
We have not paid cash dividends on our common stock since 1981, and we currently do not have any plans to pay or declare any cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.

(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

For options granted during the three months ended October 31, 2005, as required by FAS 123R, we estimated the impact of forfeitures based on our historical experience with previously granted stock options, and considered the impact of the forfeitures when determining the amount of expense to record for the stock options granted. For stock options issued prior to the adoption of FAS 123R, forfeitures are recognized when the stock option is actually forfeited. The weighted average fair values of options granted during the quarters ended October 31, 2005 and 2004, were $3.44 and $2.37 per option, respectively, estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above.

A summary of option activity under all our plans as of October 31, 2005, and changes during the quarter then ended is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at August 1, 2005	740,223	$5.76
Granted	192,500	5.34
Exercised	(750)	3.72
Outstanding at October 31, 2005	931,973	$5.56	7.18	$692,077
Exercisable at October 31, 2005	558,480	$6.45	5.30	$359,131

The options granted during the three months ended October 31, 2005, were outstanding only a portion of the quarter, and thus the expense recognized for these options was only for the period that they were outstanding. The total intrinsic value of options exercised during the quarters ended October 31, 2005 and 2004, was $1,455 and $4,164, respectively. As of October 31, 2005, there was $725,479 of total unrecognized compensation cost related to non-vested outstanding stock options granted under the 1997 Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Pursuant to our Directors Stock Option Plan, we grant each non-employee director 10,000 fully vested, non-qualified common stock options when the individual first is elected a director, and 10,000 more common stock options on the first business day of January thereafter, as long as the individual remains a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of the options granted under this plan is ten years from the grant date. Since these options are fully vested upon grant, the fair value of these options will be recorded as expense at the grant date.

At October 31, 2005, 1,440,098 shares of common stock were reserved for issuance under all our stock option plans, and 523,575 shares were available for future grants.

Prior to the adoption of FAS 123R, we accounted for our share-based employee compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If compensation cost for our stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and earnings per share for the three months ended October 31, 2004, would have been as follows:

For the Three months
Ended October 31,
2004
Net income, as reported	$967,825
Deduct: Pro forma stock option compensation expense for stock options granted using a fair value method (1)	(96,725)
Pro forma net income	$871,100

Basic net income per common share:
As reported	$0.15
Pro forma	$0.14

Net income per common share, assuming dilution:
As reported	$0.14
Pro forma	$0.13

(1)  Compensation expense was reduced for forfeitures as they occurred.

4.	Royalty Legal Awards

On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 court decision in favor of Metabolite Laboratories, Inc. (“MLI”) and us (collectively, the “Plaintiffs”). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty legal awards and $105,060 in interest income during the prior year quarter ended October 31, 2004. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our claim for additional attorneys’ fees and court costs related to the appeals process is still pending.

On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the “Court”) relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General of the United States (the “SGO”) to file a brief in this case expressing its views on the single question of the patentability of method patents of this type. On August 26, 2005, the SGO issued its brief, recommending that the Court deny LabCorp’s petition. However, in November 2005, the Court granted LabCorp’s writ of certiorari and agreed to hear their appeal. A date for a hearing in front of the Court has not yet been set. If the Court ultimately rules against LabCorp’s appeal, then the case will be over. However, if the Court rules in favor of LabCorp’s appeal, and if the Court remands the case back to the District Court, and then if the original judgment is subsequently reversed, then LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the “Stipulated Order”). (Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process.) LabCorp’s ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for the reversal. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,930,355 under the Stipulated Order, including both our retained amounts and amounts paid or payable to our clients. We believe that the probability that LabCorp will recover any amounts paid is remote. The appeals process was considered to have ended in April 2005. The Stipulated Order expired April 30, 2005. Thus, since April 30, 2005, LabCorp has not paid us any royalties directly.

5.	Dividends Received and Comprehensive Loss

In October 2004, our investee, Melanotan Corporation (“MelanoTan”), paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) (“EpiTan”), MelanoTan’s investee. As a result, we received 1,252,346 shares of EpiTan common stock. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. As a condition to receiving the dividend, we had agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. This restriction has lapsed and we now are free to sell, transfer and dispose of the shares.

We estimated the fair value of the EpiTan common stock received in the prior year using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in EpiTan stock, since EpiTan had minimal revenues and had incurred substantial accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income during the three months ended October 31, 2004. This asset is included in equity securities and classified as a non-current asset since our current intention is to hold the shares long term. In June 2005 we received an additional dividend of 660,686 shares of EpiTan stock and valued the dividend at $146,533, in the same manner as the October 2004 dividend. In total, we received and now directly own 1,913,032 shares of EpiTan common stock, with a total initial value of $825,682. Our ownership percentage of EpiTan’s common stock is not significant.

Unrealized market price and foreign exchange gains and losses relating to the EpiTan shares have been aggregated and included in accumulated other comprehensive loss in shareholders’ interest, since we believe that the decline in value of the shares is temporary. For the three months ended October 31, 2005, we recorded an unrealized loss on the decline in the market value of the stock of $345,548, and an unrealized foreign exchange gain of $83,335 on the value of the U.S. dollar compared to the Australian dollar. In addition, as a result of the lapse of the sale restriction, we also recorded an unrealized gain of $206,420 related to the reversal of the 20% discount on the original value of the shares received. In total, we recorded a net unrealized loss of $55,793 related to EpiTan during the three months ended October 31, 2005. For the three months ended October 31, 2004, we recorded an unrealized foreign exchange gain of $16,676.

We previously received 170,000 restricted shares of Palatin Technologies, Inc. (“Palatin”) common stock as part of a mediated settlement. Unrealized market price gains related to our retained portion of the shares are included in other comprehensive loss. For the three months ended October 31, 2005, we recorded a $20,128 unrealized gain on the market price of our share of the Palatin stock.

Comprehensive income (loss) was ($368,670) and $984,501, respectively, for the three months ended October 31, 2005 and 2004.

6.	Net Income (Loss) Per Common Share

The following sets forth our computations of basic and diluted net income (loss) per common share.

	For the three months ended October 31,
	2005	2004

Denominator for basic net income (loss) per common share, weighted average common shares outstanding	7,410,416	6,399,715

Dilutive effect of warrants and employees’ and directors’ common stock options	—	301,117

Denominator for net income (loss) per common share, assuming dilution	7,410,416	6,700,832

At October 31, 2005, all 931,973 outstanding options to purchase shares of common stock were excluded from the computation of net income (loss) per common share, assuming dilution, because they were anti-dilutive. At October 31, 2004, stock options and warrants to purchase 578,278 shares of common stock were outstanding but were not included in the computation of net income (loss) per share because the exercise prices were greater than the weighted average share prices for the quarter, making them anti-dilutive (total options and warrants outstanding were 1,384,182).

7.	Common Stock Sales Pursuant to Equity Financing

Pursuant to our February 2004 equity financing agreement with Fusion Capital Fund II (“Fusion Capital”), we sold and issued the following shares to Fusion Capital during the three months ended October 31, 2005:

			Commitment
	Cash	Shares	Shares	Total
	Received	Sold	Issued	Shares

Three months ended October 31, 2005	$782,456	149,908	5,543	155,451

We are using the proceeds for general working capital needs. The aggregate proceeds received from sales of common stock to Fusion Capital pursuant to the equity financing agreement from the date of inception through October 31, 2005, were $3,499,998. Costs incurred related to the financing were capitalized and amortized against capital in excess of par value on a pro-rata basis based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the equity financing agreement. Previously, we had estimated that we would sell a total of $3.5 million of common stock to Fusion Capital pursuant to the equity financing agreement and, accordingly, we amortized $96,227 of deferred equity financing costs against capital in excess of par value during the three months ended October 31, 2005, which fully amortized the deferred equity financing costs. Subsequently, we began selling more common stock to Fusion Capital, and sold and issued 47,773 shares to them through December 5, 2005, for proceeds of $217,492. No further amortization of the deferred financing costs occurred since the balance of the costs had been fully amortized.

8.	Receivables

Receivables consist of the following:

	October 31,	July 31,
	2005	2005

Royalties	$2,901,654	$3,836,857
Receivables from insurance carrier	269,840	191,568
Other	80,901	57,816
Receivables	$3,252,395	$4,086,241

9.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consist of the following:

	October 31,	July 31,
	2005	2005

Accrued royalties payable	$3,308,439	$2,793,083
Accrued compensation	198,687	1,616,522
Accrued professional fees	202,485	177,605
Accrued other	140,550	103,134
Accrued expenses and other liabilities	$3,850,161	$4,690,344

The increase in accrued royalties payable since July 31, 2005 is the result of increased royalties from new homocysteine licenses collected on behalf of our clients. The net decrease in accrued compensation is due principally to the payment of fiscal 2005 bonus and commission awards.

10.	Contingencies

Employment matters

On February 2, 2005, the Occupational Safety and Health Administration ("OSHA") issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) by terminating Wil Jacques and Scott Bechtel in June 2003. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. Jacques and Bechtel had contended that they were improperly terminated for raising concerns about financial reporting. CTT contended that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, and that the conclusions drawn by OSHA were legally erroneous. CTT denied that it was liable to the complainants in any amount.

In accordance with law and regulation, in February 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge (“ALJ”) of the U.S. Department of Labor (“DOL”). The hearing was held in May 2005. On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding, which later was approved by the ALJ, whereby all claims against CTT by Jacques were resolved.

On October 6, 2005, the findings of the ALJ of the DOL were issued, in which all of the claims of Mr. Bechtel and OSHA’s decision were dismissed, and further, that the issue of damages was not relevant since the plaintiff had failed to carry his burden of proof. The plaintiff had ten business days in which to file an appeal, and did so with the DOL on October 19, 2005. The motion for appeal was granted. Subsequently, Mr. Bechtel filed a separate complaint with OSHA alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with his reinstatement. We filed a response and a request for dismissal of this complaint on November 16, 2005.

On August 10, 2005, we received notice that John B. Nano, our former President and Chief Executive Officer, had filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint Mr. Nano seeks to attach one of our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims that CTT allegedly breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claims in his complaint that CTT withdrew the proposed agreement after he communicated his acceptance to the Chairman of our Board of Directors. CTT has opposed Mr. Nano’s application for a prejudgment remedy, and denies and will vigorously defend the allegations in the suit. Hearings on the motion were held in November 2005, and post hearing briefs will be scheduled in January 2006.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with OSHA, alleging a violation of Section 806 of the Sarbanes-Oxley Act by CTT in connection with the termination of his employment. We believe that the complaint is totally without merit. We filed an answer to the OSHA inquiry on October 3, 2005. Further action on this matter is pending OSHA’s review of the merits of the claim.

On December 7, 2005, we filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut against Mr. Nano for monetary and punitive damages alleging breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims, including a request for an injunction preventing Mr. Nano from competing with CTT with products and business contacts originally coming to Mr. Nano’s attention through his employment with CTT. Further action on this matter is pending.

Palatin Technologies, Inc.

On September 14, 2005, we filed a complaint alleging breach of contract against Palatin in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. On November 22, 2005, Palatin filed a motion for summary judgment seeking a dismissal of our complaint, and monetary damages, including reimbursement of their legal fees, as sanctions against us for filing the original complaint. Further action in this case is pending.

The alleged breach of contract relates to a mediated settlement agreement with Palatin signed on June 17, 2005. Pursuant to the settlement, Palatin paid us $1,700,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock. Palatin issued restricted shares to us that were not registered for resale and thus we are restricted from selling, transferring or otherwise disposing of the shares, which was not in accordance with the settlement. As a result of Palatin’s failure to honor all the terms of the June 17, 2005 settlement, we filed the complaint to obtain unrestricted shares, damages, and to recover our enforcement costs.

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

We believe that the mediation settlement entered into by CTT and Palatin referred only to the disposition of this particular $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin that may be covered under Palatin’s license with us. However, Palatin has made statements in their public filings that this agreement released them from any other obligations to us relating to future payments received from King. We disagree with their statements, and reserve our rights under the original license granted to Palatin.

Carolina Liquid Chemistries Corporation

On August 29, 2005, we filed a complaint alleging infringement of our patent covering homocysteine assays against Carolina Liquid Chemistries Corporation (“Carolina Liquid”) in the United States District Court for the District of Colorado, seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005, and has requested a change of venue to the California federal court system. Further action in this case is pending.

Federal Insurance Company

Effective October 13, 2004, Federal Insurance Company (“Federal”) agreed to pay us $167,500 to reimburse us for prior costs incurred and acknowledged that the deductible under our insurance policy was deemed satisfied for purposes of a civil suit filed against CTT by the Securities and Exchange Commission (“SEC”). We recorded the payment as a reduction of litigation expenses, which are included in general and administrative expenses, in the prior year quarter ended October 31, 2004. In addition, on September 15, 2004, the Chubb Group of Insurance Companies, on behalf of Federal, agreed to accept coverage for losses, including defense costs, as a result of the SEC’s civil suit, according to the terms of the policy. Accordingly, we have not recorded any significant costs in the current fiscal year relating to the SEC civil suit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. If and when used in this Form 10-Q, the words “anticipate,”  “believe,”  “intend,”  “plan,”  “expect,”  “estimate,”  “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, growth strategies, operating performance, industry trends, and other risks and uncertainties inherent in our business, including those set forth in Item 7 under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended July 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on October 13, 2005, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property rights, principally patents and inventions (collectively, the “Technology”), and they become our clients, for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

We earn revenues primarily from licensing our clients’ and our own Technologies to our customers (licensees). Our customers pay us royalties based on their use of each Technology, and we share the fees with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which usually occurs when we receive periodic royalty reports from our customers listing their sales of licensed products and the royalties we earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another. In addition, revenues will fluctuate from quarter to quarter due to normal fluctuations in revenues of our customers, the granting of new licenses and the expiration of existing licenses, as in the normal course of our business, patents expire and revenues generated one year may not recur in the following year.

For the three months ended October 31, 2005, we had a concentration of revenues derived from our homocysteine assay Technology, on which the patent expires in July 2007. We believe that we currently have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels.

Because we have rounded all amounts in this Item 2 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three Months Ended October 31, 2005 (First Quarter 2006) vs. Three Months Ended October 31, 2004 (First Quarter 2005)

Summary of Results

Net loss for the first quarter 2006 was $333,000, or $0.04 per share, compared to net income of $968,000, or $0.14 per diluted share, for the first quarter 2005, a decrease of $1,301,000, or $0.18 per diluted share. As explained below, the decrease in net income principally is due to a decrease in royalty legal awards and dividends received.

Revenues

In the first quarter 2006, total revenues were $1,366,000, compared to $2,431,000 for the first quarter 2005, a decrease of $1,065,000, or 44%.

Retained royalties for the first quarter 2006 were $1,237,000, which was $481,000, or 64% higher than the $756,000 of retained royalties reported in the first quarter 2005. The following compares retained royalty revenues by Technology in the first quarter 2006 with the first quarter 2005.

	For the three months ended October 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
Homocysteine assay	$1,080,000	$675,000	$405,000	60%
All other Technologies	157,000	81,000	76,000	94%
Total retained royalties	$1,237,000	$756,000	$481,000	64%

The increase in revenues from the homocysteine assay was due principally to royalties earned on new licenses granted in fiscal 2005 (principally subsequent to the first quarter), including Abbott Laboratories (“Abbott”), Bayer Corporation, Dade Behring, Inc., and Beckman Coulter. As a result, we received royalties in the first quarter 2006 from the new licenses where we did not receive any royalties in 2005. The increase in royalties in the first quarter 2006 compared to the prior year from all other Technologies principally is due to an upfront license fee received in the first quarter 2006 related to our nanotechnology bone biomaterial Technology.

Approximately 87% of our retained royalties for the first quarter 2006, was from the homocysteine assay Technology, on which the patent expires in July 2007. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

Royalty legal awards of $815,000 in the first quarter 2005, were from our share of an award received from Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”) as a result of its unsuccessful appeal of a decision in our favor. In addition to the award, we received $105,000 of interest income. The U.S. Supreme Court has agreed to hear LabCorp’s appeal relating to this case - see Part II, Item 1., “Legal Proceedings.” There were no legal awards in the first quarter 2006.

Dividends received of $679,000 in the first quarter 2005, was from our receipt of a dividend from our investee, Melanotan Corporation (“MelanoTan”). There were no dividends received in the first quarter 2006. In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of common stock of EpiTan Limited (Australia) (“EpiTan”), MelanoTan’s investee. As a result, we received 1,252,346 shares of EpiTan common stock. Previously, we had licensed our rights to a sunless tanning Technology to MelanoTan and MelanoTan sublicensed the rights to EpiTan. MelanoTan also had received shares of EpiTan. EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT.

Interest income in the first quarter 2006, decreased $22,000 compared to the first quarter 2005, principally due to the fact that the first quarter 2005 includes $105,000 of interest income from the LabCorp litigation award. Excluding this item, interest income is higher than in the prior year due to significantly higher average cash balances as compared with the first quarter 2005, and higher interest rates. In addition, first quarter 2006 includes approximately $22,000 of imputed interest related to a long term receivable due from Abbott that will be paid in January 2007.

Expenses

	For the three months ended October 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$889,000	$1,024,000	$(135,000)	(13)%
General and administrative expenses	770,000	248,000	522,000	211%
Patent enforcement expenses, net of reimbursements	40,000	170,000	(130,000)	(77)%
Total expenses	$1,699,000	$1,442,000	$257,000	18%

Personnel and other direct expenses relating to revenues decreased due to a combination of several factors. Personnel expense for the first quarter 2006 decreased a net of $44,000. This was due principally to a $97,000 decrease in salaries and incentive compensation expense, resulting from fewer full-time employees in 2006 compared to 2005, partially offset by $50,000 of compensation expense related to stock options vesting in the quarter and recognized as a result of the adoption of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”) effective August 1, 2005. (There was no such charge in the first quarter 2005). Other direct expenses decreased $44,000 due to costs incurred in the prior year in connection with collecting back royalties from a royalty audit, and $32,000 due to a one time charge incurred in the prior year for technical services to support licensing a technology (which costs are recoverable partially from future licensing revenue).

General and administrative expenses increased due to several factors. We incurred $181,000 in legal costs in the first quarter 2006 related to our defense of two complaints filed against CTT by our former President and Chief Executive Officer (see Part II, Item 1., “Legal Proceedings”). Directors’ fees and expenses increased $78,000 due to an increase in the annual premium for our directors’ and officers’ liability insurance, an increase in directors fees due to an increase in the number of meetings held, and an increase in the annual stipend paid to the Chairman of our Board of Directors to recognize the additional responsibilities and time demands of the position. In addition, we incurred $54,000 of legal costs associated with a complaint previously filed against us by two former employees (see Part II, Item 1., “Legal Proceedings”). The first quarter 2005 also included a $168,000 cost reduction as a result of a payment received from our directors’ and officers’ liability insurance carrier as settlement of our claim for reimbursement of amounts incurred in connection with an investigation by the Securities and Exchange Commission.

Patent enforcement expenses, net of reimbursements, decreased in the first quarter 2006 compared to the first quarter 2005, due to less activity in the current year related to patent infringement lawsuits, as most of our cases were settled favorably in the prior year. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage of the litigation.

Provision for income taxes

In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes. Thus, we were able to utilize a portion of our NOLs against our regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005, and we will be able to utilize our NOLs against any liabilities that we may incur for fiscal 2006. However, we still would be subject to the federal alternative minimum tax (“AMT”), where we are limited to using 90% of our NOL against income. We did not record a provision in the first quarter 2006 due to the loss incurred during the period. The prior year provision consisted solely of our estimated AMT liability.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash flows from operations, including royalty legal awards, and cash on hand. In addition, we have the ability to fund our requirements through sales of common stock pursuant to an equity financing arrangement (see below). At October 31, 2005, we had no outstanding debt or credit facility.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

At October 31, 2005, cash and cash equivalents were $13,682,000, compared to $14,280,000 at July 31, 2005. Cash used in operating activities during the three months ended October 31, 2005, was $1,378,000, compared to cash provided by operations of $1,868,000 during the same period of the prior year. The decrease in cash from operating activities in the current period compared to the prior year period was due principally to a net loss experienced in the current quarter compared to net income in the same period of the prior year, and the payment of fiscal 2005 annual incentive compensation awards during the current quarter. Cash used in investing activities in the current quarter was $18,000, compared to cash provided by investing activities of $133,000 in the same period of the prior year. In the prior year cash was provided by a partial collection of an outstanding receivable balance. Cash provided by financing activities in the current year was $798,000, compared to $352,000 provided in the prior year. The increase was due principally to an increase in the number of shares sold to Fusion Capital Fund II, LLC (“Fusion Capital”) (see below).

In addition to fluctuations in the amounts of royalties and our clients’ shares of royalty settlements and awards, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on when royalty receipts and payments are due under our agreements with clients and customers.

Funding and capital requirements

Equity Financing

In February 2004, we entered into an equity financing agreement with Fusion Capital, pursuant to which we can sell to Fusion Capital up to $5 million of our common stock, at our option. During the three months ended October 31, 2005, we sold $782,000 of common stock to Fusion Capital. We will use the proceeds for general working capital needs. The aggregate proceeds from inception through October 31, 2005,  from sales to Fusion Capital pursuant to the equity financing agreement are approximately $3,500,000.  From November 1, 2005 through December 5, 2005 we sold and issued 47,773 shares of common stock to Fusion Capital for $217,492. We have the ability to sell up to $5 million of our common stock to Fusion Capital, however, we may or may not sell the entire $5 million of our common stock to them. In addition, we have the option of entering into another equity financing agreement with Fusion Capital for an additional $5 million upon termination of the current agreement.

Income taxes

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any regular federal and state income tax liabilities that we may incur for fiscal 2006. If this occurs, we expect that we will be liable to pay only the federal AMT for fiscal 2006. The rate that we would pay for the AMT liability is much less than if we had to pay income taxes at statutory income tax rates. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). However, we cannot determine when and if we will have sufficient income to utilize the benefit of the remainder of our NOLs.

Capital requirements

We are investing funds in exploring new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technologies, researching potential acquisition candidates in order to grow our business and increase shareholder value, and adding to our commercialization action team to accomplish our goals. We expect this trend to continue.

General

The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand, revenues from executing our strategic plan, and the ability to raise funds from sales of our common stock pursuant to our equity financing agreement will be sufficient to meet our current and anticipated operating cash requirements for at least the next year.

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

Other matters

We believe that we carry adequate liability insurance, directors’ and officers’ insurance, casualty insurance (for owned or leased tangible assets), and other insurance to cover us against potential claims that occur in the normal course of our business.

Critical Accounting Estimates

We account for stock-based compensation in accordance with FAS 123(R). Pursuant to the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of the stock option, volatility, and the amount of share-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock option awards. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

There have been no other significant changes in our accounting estimates described under the caption “Critical Accounting Estimates,” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2005.

Related Party Transactions

Our board of directors has determined that when a director's services are outside the normal duties of a director, we should compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount that we pay a director for attending a one-day board meeting).

During the three months ended October 31, 2005, we incurred $1,147 of costs, including expenses, (principally travel, reported in personnel and other direct expenses relating to revenues) related to consulting services provided by one of our directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any significant market risk to the valuation of our assets other than risks related to our common stock holdings of EpiTan and Palatin Technologies, Inc. ("Palatin") common stock. The value of the stock is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations relating to the EpiTan shares, since EpiTan common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. During the three months ended October 31, 2005, the market value of the EpiTan shares decreased by $345,000, while the exchange rate changed in our favor by $83,000. In addition, we reversed the discount originally recorded upon receipt of the EpiTan shares due to the lapse of the sales restriction, resulting in an unrealized gain of $206,000. The net aggregate unrealized loss on the EpiTan shares for the three months ended October 31, 2005, was $56,000. Partially offsetting this loss, the market value of the Palatin shares increased $20,000 during the quarter. The total combined net unrealized loss for the three months ended October 31, 2005 was $36,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of October 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2005.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 4 and 10 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended October 31, 2005, pursuant to the $5 million equity financing arrangement with Fusion Capital as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We issued all of these securities without registration in reliance on an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements.

Month	Number of shares sold and issued	Total cash received

August 2005	22,284	$104,998
September 2005	106,245	530,001
October 2005	26,922	147,457
	155,451	$782,456

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

3.2	By-laws of the registrant as amended effective October 14, 2005.

10.1*	Registrant’s Annual Incentive Plan filed (on November 25, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated November 25, 2005, and hereby incorporated by reference.

10.22*
Amended and Restated Employment Agreement by and between registrant and Donald J. Freed effective October 1, 2005, filed (on October 13, 2005) as Exhibit 10.22 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2005, and hereby incorporated by reference.

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

* Management contract or compensatory plan

[Signature page follows]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

By:	/s/ D.J. Freed, Ph.D.
Date: December 12, 2005	Donald J. Freed President, Chief Executive Officer and Authorized Signer

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

By:	/s/ Michael D. Davidson
Date: December 12, 2005	Michael D. Davidson Vice President, Chief Financial Officer, Chief Accounting Officer and Authorized Signer

INDEX TO EXHIBITS

Exhibit No.	Description
3.2	By-laws of the registrant as amended effective October 14, 2005.

10.1*	Registrant’s Annual Incentive Plan filed (on November 25, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated November 25, 2005, and hereby incorporated by reference.

10.22*
Amended and Restated Employment Agreement by and between registrant and Donald J. Freed effective October 1, 2005, filed (on October 13, 2005) as Exhibit 10.22 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2005, and hereby incorporated by reference.

31.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
*	Management contract or compensatory plan