Form 10-Q
period 2006-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2006-03-10
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
www.competitivetech.net

Delaware (State or other jurisdiction of incorporation or organization)	36-2664428 (I.R.S. Employer Identification No.)

1960 Bronson Road Fairfield, Connecticut (Address of principal executive offices)	06824 (Zip code)

(203) 255-6044

(Registrant's telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 8, 2006 was 7,704,988 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2006	2005
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$12,222,449	$14,279,547
Receivables	5,882,868	4,086,241
Prepaid expenses and other current assets	793,655	272,345
Total current assets	18,898,972	18,638,133

Equity securities	459,006	558,299
Prepaid royalties	75,000	75,000
Deferred equity financing costs, net	—	96,227
Intangible assets, net	29,022	38,571
Property and equipment, net	62,371	34,863
TOTAL ASSETS	$19,524,371	$19,441,093

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$668,141	$642,868
Accrued expenses and other liabilities	2,820,455	4,690,344
Total current liabilities	3,488,596	5,333,212

Non-current royalties payable	1,157,185	—

Commitments and contingencies
Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000 shares authorized, 7,669,333 and 7,326,749 shares issued, respectively	76,693	73,267
Capital in excess of par value	33,005,326	31,285,496
Accumulated deficit	(18,018,332)	(17,044,174)
Accumulated other comprehensive loss	(245,772)	(267,383)

Total shareholders' interest	14,878,590	14,107,881

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$19,524,371	$19,441,093

See accompanying notes

* Balances were derived from the July 31, 2005 audited balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2006	2005

Revenues
Retained royalties	$1,152,589	$6,686,588
Investment income	108,653	64,287
Other income	10,000	32,512
	1,271,242	6,783,387

Expenses
Personnel and other direct expenses relating to revenues	1,105,027	2,095,467
General and administrative expenses	761,390	566,891
Patent enforcement expenses, net of reimbursements	58,059	113,711
	1,924,476	2,776,069

Income (loss) before income taxes	(653,234)	4,007,318
Provision (benefit) for income taxes	(12,081)	49,975
Net income (loss)	$(641,153)	$3,957,343

Net income (loss) per common share:
Basic	$(0.09)	$0.60
Diluted	$(0.09)	$0.54

Weighted average number of common shares outstanding:
Basic	7,507,004	6,633,440
Diluted	7,507,004	7,352,821

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended January 31,
	2006	2005

Revenues
Retained royalties	$2,390,069	$7,442,357
Royalty legal awards	—	815,492
Dividends received	—	679,149
Investment income	235,494	212,845
Other income	12,000	64,561
	2,637,563	9,214,404

Expenses
Personnel and other direct expenses relating to revenues	1,994,209	3,119,206
General and administrative expenses	1,530,999	814,871
Patent enforcement expenses, net of reimbursements	98,594	284,424
	3,623,802	4,218,501

Income (loss) before income taxes	(986,239)	4,995,903
Provision (benefit) for income taxes	(12,081)	70,735
Net income (loss)	$(974,158)	$4,925,168

Net income (loss) per common share:
Basic	$(0.13)	$0.76
Diluted	$(0.13)	$0.70

Weighted average number of common shares outstanding:
Basic	7,495,177	6,516,872
Diluted	7,495,177	7,027,121

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Comprehensive Loss and Changes in Shareholders' Interest
For the six months ended January 31, 2006
(Unaudited)

	Preferred Stock		Common Stock
	Shares issued and outstanding	Amount	Shares issued	Amount	Capital in excess of par value	Accumulated Deficit	Accumulated other comprehensive loss	Total Shareholders' Interest

Balance - July 31, 2005	2,427	$60,675	7,326,749	$73,267	$31,285,496	$(17,044,174)	$(267,383)	$14,107,881

Comprehensive loss:
Net loss	—	—	—	—	—	(974,158)	—	(974,158)
Net unrealized holding loss on securities held	—	—	—	—	—	—	(307,738)	(307,738)
Unrealized foreign currency translation gain	—	—	—	—	—	—	97,225	97,225
Unrealized gain from reversal of sale restriction discount	—	—	—	—	—	—	232,124	232,124
Comprehensive loss								(952,547)
Compensation expense related to common stock options	—	—	—	—	253,304	—	—	253,304
Exercise of common stock options	—	—	6,250	62	16,203	—	—	16,265
Stock issued under 401(k) Plan	—	—	15,943	159	99,803	—	—	99,962
Stock issued to Directors	—	—	12,500	125	49,875	—	—	50,000
Sales and issuances of stock pursuant to equity financing	—	—	307,891	3,080	1,396,872	—	—	1,399,952
Amortization of deferred equity financing costs	—	—	—	—	(96,227)	—	—	(96,227)
Balance - January 31, 2006	2,427	$60,675	7,669,333	$76,693	$33,005,326	$(18,018,332)	$(245,772)	$14,878,590

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(974,158)	$4,925,168
Noncash and other expenses (income) included in net income (loss):
Depreciation and amortization	20,639	17,874
Share-based compensation - stock options	253,304	—
Stock compensation accrued	62,500	87,500
Dividends received	—	(679,149)
Other	—	(33,085)
(Increase) decrease in assets:
Receivables	(2,010,856)	(1,146,814)
Prepaid expenses and other current assets	(104,810)	77,672
Increase (decrease) in liabilities:
Accounts payable and accrued expenses and other liabilities, and Non-current royalties payable	(681,336)	4,339,492
Net cash provided by (used in) operating activities	(3,434,717)	7,588,658

Cash flows from investing activities:
Purchases of property and equipment	(38,598)	(31,178)
Collection on Unilens receivable, net	—	335,126
Net cash provided by (used in) investing activities	(38,598)	303,948

Cash flows from financing activities:
Proceeds from exercises of stock options	16,265	521,577
Proceeds from sales of common stock	1,399,952	1,412,539
Net cash provided by financing activities	1,416,217	1,934,116

Net increase (decrease) in cash and cash equivalents	(2,057,098)	9,826,722
Cash and cash equivalents at beginning of period	14,279,547	4,309,680
Cash and cash equivalents at end of period	$12,222,449	$14,136,402

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Competitive Technologies, Inc. (“CTT”) and its majority owned subsidiary (collectively, “we” or “us”) provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees we generate from the successful licensing of our clients’ technologies. The condensed consolidated financial statements include the accounts of CTT and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

We believe that we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended January 31, 2006, are not necessarily indicative of the results that can be expected for the full year.

You should read the interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2005.

2.	Stock-Based Compensation

Effective August 1, 2005, we adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and include such costs as an expense in their statements of operations over the requisite service (vesting) period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to July 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, we recognize as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

Pursuant to our 1997 Employees’ Stock Option Plan, as amended (the “1997 Plan”), either incentive stock options or non-qualified options awards may be granted to employees. The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. The maximum life of stock options granted under this plan is ten years from the grant date. For the three and six months ended January 31, 2006, we recognized $73,017 and $123,304, respectively, of compensation expense (included in personnel and other direct expenses relating to revenues) from stock options vesting during the period, without any associated income tax benefit. No compensation expense related to stock options granted to employees was recognized during the three and six months ended January 31, 2005.

Pursuant to our Directors Stock Option Plan, we grant each non-employee director 10,000 fully vested, non-qualified common stock options when the individual first is elected a director, and 10,000 more common stock options on the first business day of January thereafter, as long as the individual remains a director. All such stock options are granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. Since these stock options are fully vested upon grant, the full fair value of these stock options is recorded as expense at the grant date. For the three and six months ended January 31, 2006, we recognized $130,000 of compensation expense (included in general and administrative expenses) from stock options issued and vesting during the period, without any associated income tax benefit. No compensation expense related to stock options granted to directors was recognized during the three and six months ended January 31, 2005.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option valuation method:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Expected volatility (2)	76.6%	75.8%	76.5%	75.8%
Risk free interest rate (3)	4.4%	3.7%	4.0%	3.6%
Expected lives (in years) (2)	5.0	5.0	5.0	5.0

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

For options granted during the three and six months ended January 31, 2006, as required by FAS 123R, we estimated the impact of forfeitures based on our historical experience with previously granted stock options, and considered the impact of the forfeitures when determining the amount of expense to record for the stock options granted. For stock options issued prior to the adoption of FAS 123R, forfeitures are recognized when the stock option is actually forfeited. During the three months ended January 31, 2006 and 2005, the weighted average fair value of each stock option granted was $2.67 and $6.30, respectively. During the six months ended January 31, 2006 and 2005, the weighted average fair value of each stock option granted was $3.26 and $3.30, respectively. These amounts were estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above. We generally issue new shares of common stock to satisfy stock option exercises.

A summary of stock option activity for all our plans during the current fiscal year-to-date is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at August 1, 2005	740,223	$5.76
Granted	192,500	5.34
Exercised	(750)	3.72
Outstanding at October 31, 2005	931,973	5.68	7.18	$692,077

Granted	61,000	4.10
Exercised	(500)	1.95
Expired	(25,000)	8.79
Outstanding at January 31, 2006	967,473	$5.50	7.30	$218,575

Exercisable at January 31, 2006	601,975	$6.06	5.72	$165,448

The stock options granted during the three and six months ended January 31, 2006, were outstanding only a portion of the period, and thus the compensation expense recognized was only for the period that they were outstanding. As of January 31, 2006, there was $679,414 of total unrecognized compensation cost related to non-vested outstanding stock options granted under the 1997 Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

During the three and six months ended January 31, 2006, the following activity occurred relating to exercises under our stock option plans:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$940	$645,326	$2,135	$649,490

At January 31, 2006, 1,578,047 shares of common stock were reserved for issuance under all our stock based compensation plans, including our stock option plans, and 626,024 shares were available for future grants.

Prior to the adoption of FAS 123R, we accounted for our share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If compensation cost for our stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and earnings per share for the three and six months ended January 31, 2005, would have been as follows:

	Three months ended January 31, 2005	Six months ended January 31, 2005
Net income, as reported	$3,957,343	$4,925,168
Deduct: Pro forma stock option compensation expense for stock options granted using a fair value method (1)	(426,838)	(523,563)
Pro forma net income	$3,530,505	$4,401,605
Basic net income per common share:
As reported	$0.60	$0.76
Pro forma	$0.53	$0.68
Diluted net income per common share:
As reported	$0.54	$0.70
Pro forma	$0.48	$0.63

(1)	Compensation expense was reduced for forfeitures as they actually occurred.

3.	Retained Royalties

Abbott Laboratories, Inc.

In December 2004, we granted Abbott Laboratories, Inc. (“Abbott”) a license to sell tests used to measure homocysteine levels. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions. Pursuant to the license, Abbott paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee, and agreed to pay certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales in the United States after January 1, 2006. No per test royalties were due from Abbott in calendar year 2005. We recorded in retained royalties our share of the upfront license fee, which was $5,200,000, during the three months ended January 31, 2005, and began to accrue over calendar 2005 the present value of the Milestone Fees. The difference between the present value and the gross amount of the Milestone Fees was recorded in interest income. Our share of the Milestone Fees aggregated to $1,600,000, of which we were paid $800,000 in February 2006, with the remaining $800,000 due to be paid to us on January 31, 2007, as long as our patent is valid and enforceable. As of January 31, 2006, we had accrued a gross total of $3,928,642 of Milestone Fees in receivables.

Diagnostic Products Corporation

Effective November 1, 2004, we granted Diagnostic Products Corporation (“DPC”) a license to sell tests used to measure homocysteine levels. Pursuant to this license, DPC paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee and per test royalties on homocysteine assay sales in the United States after November 1, 2004. We recorded in retained royalties our share the upfront license fee, which was $550,000, during the three months ended January 31, 2005. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Other

Licenses granted in fiscal 2006 and 2005 relating to homocysteine testing generally provide for an upfront license fee and a royalty to be paid to us based on a fixed fee per test. The amounts of the fees are determined based on estimated volume.

4.	Royalty Legal Awards

On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 court decision in favor of Metabolite Laboratories, Inc. and us (collectively, the “Plaintiffs”). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty legal awards and $105,060 in interest income during the six months ended January 31, 2005. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our claim for additional attorneys’ fees and court costs related to the appeals process is still pending, and we do not expect it to be finalized until after the U.S. Supreme Court issues a final ruling on LabCorp’s appeal (see below).

On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the “Court”) relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General of the United States (the “SG”) to file a brief in this case expressing the SG’s views on the single question of the patentability of method patents of this type. On August 26, 2005, the SG issued its brief, recommending that the Court deny LabCorp’s petition. However, in November 2005, the Court granted LabCorp’s writ of certiorari and agreed to hear their appeal. Oral arguments in front of the Court related to the case are scheduled to be heard on March 21, 2006. If the present schedule is maintained, we expect a final ruling from the Court in June 2006. If the Court ultimately rules against LabCorp’s appeal, then the case will be over. Depending on how the Court rules, the case may be remanded back to the District Court. If this occurs we do not know how long it will take for the case to reach a final resolution.

If the Court rules in favor of LabCorp’s appeal, and if the Court remands the case back to the District Court to review its original decision, and then if the original judgment subsequently is reversed, then LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the “Stipulated Order”). Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process. In April 2005, the appeals process was considered to have ended, and the Stipulated Order expired. LabCorp’s ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for any reversal of the original judgment. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,930,355 under the Stipulated Order, including both our retained amounts and amounts paid to our clients. Since April 30, 2005, LabCorp has not paid us any royalties directly. If the Court does not rule in LabCorp’s favor, and if LabCorp has performed tests since April 2005, then they may owe us royalties for the period from April 30, 2005.

If the Court invalidates our patent, then there will be a material, adverse impact on our business, results of operations and cash flows.

5.	Dividends Received

In October 2004, our investee, Melanotan Corporation (“MelanoTan”), paid its shareholders a dividend in the form of shares of common stock of its investee, Clinuvel Pharmaceuticals Limited (“Clinuvel”), an Australian company (formerly EpiTan Limited). As a result, we received 1,252,346 shares of Clinuvel common stock. Clinuvel common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol CUV. As a condition to receiving the dividend, we had agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. This restriction has lapsed and we now are free to sell, transfer and dispose of the shares.

We estimated the fair value of the Clinuvel common stock received in the prior year using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in Clinuvel stock, since Clinuvel had minimal revenues and had incurred substantial accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income during the three months ended October 31, 2004. In June 2005 we received an additional dividend of 660,686 shares of Clinuvel stock which we valued at $146,533 in the same manner as the October 2004 dividend. In total we own 1,913,032 shares of Clinuvel common stock.

6.	Net Income (Loss) Per Common Share

The following sets forth our computations of basic and diluted net income (loss) per common share.

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Denominator for basic net income (loss) per common share, weighted average common shares outstanding	7,507,004	6,633,440	7,495,177	6,516,872

Dilutive effect of employees’ and directors’ common stock options	N/A	719,381	N/A	510,249

Denominator for diluted net income (loss) per common share	7,507,004	7,352,821	7,495,177	7,027,121

At January 31, 2006, all 967,473 outstanding common stock options were excluded from the computation of diluted net income (loss) per common share, because they were anti-dilutive. At January 31, 2005, 114,500 outstanding common stock options and warrants were excluded from the computation of diluted net income (loss) per common share, because the exercise prices were greater than the weighted average share prices for the period, making them anti-dilutive (total options and warrants outstanding were 1,278,096 at January 31, 2005).

7.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) loss consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Net income (loss)	$(641,153)	$3,957,343	$(974,158)	$4,925,168

Net unrealized holding gain (loss) on securities held	17,682	—	(307,738)	(50,094)
Unrealized foreign currency translation gain (loss)	13,890	(13,603)	97,225	53,167
Unrealized gain from reversal of sale restriction discount	25,704	—	232,124	—
Comprehensive income (loss)	$(583,877)	$3,943,740	$(952,547)	$4,928,241

Accumulated other comprehensive loss consists of the following:

	2006	2005

Accumulated net unrealized holding loss on equity securities	$(695,157)	$(387,419)
Accumulated unrealized foreign currency translation gains	217,261	120,036
Accumulated unrealized gain from reversal of sale restriction discount	232,124	—
Accumulated other comprehensive loss	$(245,772)	$(267,383)

8.	Receivables

Receivables consist of the following:

	January 31,	July 31,
	2006	2005

Royalties	$5,158,419	$3,836,857
Receivables from insurance carrier	616,472	191,568
Other	107,977	57,816
Receivables	$5,882,868	$4,086,241

The increase in royalties and receivables from insurance carrier is due principally to timing differences in billing receivables and the receipt of cash.

9.	Available-for-Sale Securities

We hold common stock of Palatin Technologies, Inc. (“Palatin”) and Clinuvel that are categorized as available-for-sale and carried at fair value.

The Palatin shares consist of the following:

	January 31, 2006	July 31, 2005
170,000 shares of Palatin - fair value	$416,500	$—

Original basis	$295,596	$—

At July 31, 2005, the Palatin shares we received contained a legend indicating that they were restricted and not registered for resale, and therefore the value of the shares was included in receivables, as Palatin had agreed to give us unrestricted shares (see Note 12). Subsequent to July 31, 2005, Palatin filed a registration statement with the Securities and Exchange Commission to register the shares for sale, and during the quarter ended January 31, 2006, we determined that we could trade the shares even though the legend was still in place, and therefore reclassified them to prepaid and other current assets. We hold the shares of Palatin on our behalf and on behalf of our client. Temporary changes in the fair value of the shares are included in other comprehensive income (loss), except that we do not recognize changes in the fair value of the portion of the shares that we hold on behalf of our client. There were no losses realized relating to the Palatin shares during the three and six months ended January 31, 2006.

The Clinuvel shares consist of the following:

	January 31, 2006	July 31, 2005

1,913,032 shares of Clinuvel - fair value	$459,006	$558,299

Original basis	$825,682	$825,682

The Clinuvel shares are classified as a non-current asset in equity securities since our current intention is to hold the shares as a long term investment. Temporary changes in the fair value of the shares are included in other comprehensive income (loss). There were no losses realized relating to the Clinuvel shares during the three and six months ended January 31, 2006.

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	January 31, 2006	July 31, 2005

Accrued royalties payable	$2,362,355	$2,793,083
Accrued compensation	276,034	1,616,522
Accrued professional fees	54,953	177,605
Accrued other	127,113	103,134
Accrued expenses and other liabilities	$2,820,455	$4,690,344

The decrease in accrued compensation is due principally to the payment of fiscal 2005 bonus and commissions.

11.	Common Stock Sales Pursuant to Equity Financing

Pursuant to our February 2004 equity financing agreement with Fusion Capital Fund II (“Fusion Capital”), we sold and issued the following shares to Fusion Capital during the three and six months ended January 31, 2006:

	Cash Received	Shares Sold	Commitment Shares Issued	Total Shares

Three months ended October 31, 2005	$782,456	149,908	5,543	155,451
Three months ended January 31, 2006	617,496	148,053	4,387	152,440
Six months ended January 31, 2006	$1,399,952	297,961	9,930	307,891

We use the proceeds for general working capital needs. The aggregate proceeds received from Fusion Capital pursuant to the equity financing agreement from the date of inception through January 31, 2006, were $4,117,493. Costs previously incurred related to the financing were capitalized and amortized against capital in excess of par value on a pro-rata basis based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the equity financing agreement. As of the end of our first quarter ended October 31, 2005, we had sold a total of $3,499,998 of common stock to Fusion Capital pursuant to the equity financing agreement, and had estimated that we would not sell any more shares to Fusion Capital. Accordingly, we amortized the remaining $96,227 of deferred equity financing costs against capital in excess of par value during the three months ended October 31, 2005, which fully amortized the deferred equity financing costs. Subsequent to October 31, 2005, we began selling more common stock to Fusion Capital, and now estimate that we will sell the full $5.0 million of common stock to Fusion Capital, although this estimate may change at any time. No further amortization of the deferred financing costs has or will occur since the costs have been fully amortized.

12.	Contingencies

Employment matters

On August 10, 2005, we received notice that John B. Nano, our former President and Chief Executive Officer, had filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint Mr. Nano seeks to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims that CTT allegedly breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claims in his complaint that CTT withdrew the proposed agreement after he communicated his acceptance to the Chairman of our Board of Directors. CTT has opposed Mr. Nano’s application for a prejudgment remedy, denies and is vigorously defending the allegations in the suit, and has filed a complaint against Mr. Nano (see below). Hearings on the motion were held in November 2005. Further action on this motion is pending.

On December 7, 2005, we filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut against Mr. Nano for monetary and punitive damages, alleging breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims, including a request for an injunction preventing Mr. Nano from competing with CTT with products and business contacts originally coming to Mr. Nano’s attention through his employment at CTT. Further action on this matter is pending.

On March 2, 2006, Mr. Nano notified the Occupational Safety and Health Administration (“OSHA”) that he was withdrawing the complaint he filed with OSHA on September 14, 2005, alleging that CTT had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (also known as the Sarbanes-Oxley Act), in connection with the termination of his employment. In his withdrawal, Mr. Nano indicated that it was his intention to re-file his complaint in federal court.

Palatin Technologies, Inc.

On September 14, 2005, we filed a complaint alleging breach of contract against Palatin in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. On November 22, 2005, Palatin filed a motion for summary judgment seeking a dismissal of our complaint and monetary damages, including reimbursement of their legal fees, as sanctions against us for filing the original complaint. We opposed Palatin’s motion for summary judgment, and further, on February 3, 2006, we filed a motion to enlarge the scope of our original complaint, alleging fraudulent behavior by Palatin in their actions in negotiating the mediated settlement (described below). Further action in this case is pending.

The alleged breach of contract relates to a mediated settlement agreement with Palatin signed on June 17, 2005. Pursuant to the settlement, Palatin paid us $1,700,000, and further agreed promptly to issue to us 170,000 shares of its unrestricted common stock. Palatin actually issued restricted shares to us that were not registered for resale and thus we were restricted from selling, transferring or otherwise disposing of the shares, which was not in accordance with the settlement. As a result of Palatin’s failure to honor all the terms of the June 17, 2005 settlement, we filed the complaint to obtain unrestricted shares, damages, and to recover our enforcement costs. Subsequently, we expanded our original complaint to allege that Palatin was aware that they were unable to issue unrestricted shares at the time that they agreed to do so as part of the mediated settlement.

The settlement was the result of a mediation of a prior dispute whereby on October 27, 2004, we had demanded arbitration, as provided for in a license between us and Palatin, due to our belief that Palatin was in material breach of their license agreement with us for their exclusive use of our technology in developing their experimental therapeutic treatment for male and female sexual dysfunction. Pursuant to the terms of our license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King for up to $100 million. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach.

We believe that the mediated settlement entered into by CTT and Palatin referred only to the disposition of this specific $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin. However, Palatin has made statements in their public filings that the June 17, 2005 mediated settlement agreement released them from any other obligations to us relating to any other future payments received from King. We disagree with their statements, and reserve our rights under the original license granted to Palatin. In addition, Palatin has made other public filings in which they stated that they did not believe that any license from us was needed to commercialize their sexual dysfunction therapeutic product. We disagree with these and any other similar such statements.

Other

We also may be a party to other legal actions and proceedings for which we cannot predict the final outcomes. Since we are unable to estimate the legal expenses or the loss we may incur, or the possible damages we may recover in these actions, if any, we have not recorded any potential judgment proceeds in our financial statements to date. We record expenses in connection with these actions as they are incurred.

We believe that we carry adequate liability insurance, directors’ and officers’ insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations and cash flows in a particular period.

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

Overview

We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property rights, principally patents and inventions (collectively, “Technology”), and they become our clients, for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

We earn revenues primarily from licensing Technologies to our customers (licensees). Our customers pay us royalties based on their use of each Technology, and we share the fees with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which usually occurs when we receive periodic royalty reports from our customers listing their sales of licensed products and the royalties we earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another. In addition, revenues will fluctuate from quarter to quarter due to normal fluctuations in revenues of our customers, the receipt of differing magnitudes of revenues from upfront license fees, the granting of new licenses and the expiration of existing licenses, as in the normal course of our business patents expire, and revenues generated one year may not recur in the following year.

Reliance on one revenue source

For both the three and six months ended January 31, 2006 and 2005, we had a significant concentration of revenues derived from our homocysteine assay Technology. We believe that we have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. The patent for this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. In addition, the validity of this patent has been appealed to the U.S. Supreme Court. If the Supreme Court rules in our favor, then the case is over and our patent will continue to be valid and enforceable. If the Supreme Court invalidates our patent, there will be a material adverse impact on our business, results of operations and cash flows. If the Supreme Court remands the case back to the district court to review its decision, and the decision is then reversed, then the plaintiffs may, in certain circumstances, try to recover royalties paid to us while the case was under appeal. For further information see Part II, Item 1., “Legal Proceedings”.

Excluding upfront license fees received in the prior year from new homocysteine licenses, our revenues from this Technology are higher this year compared to last year. However, we did expect our revenues from this Technology to be higher than they are currently, as the actual number of tests and related royalty revenues from our homocysteine licensees has been trending downward over the last few quarters. This is not unusual in the last year or two prior to the expiration of a patent, although there may be other reasons for the decrease. For example, we believe that part of the decrease may be due to suspected infringers who are selling tests without a license. We filed a patent infringement complaint against one party but we believe that any progress on this and any other new cases we might file may be subject to delaying tactics by the defendant until the Supreme Court appeal is finalized. In addition, we believe that market forces on and business plans of our licensees, over which we have no control, may have changed, resulting in less tests and revenue than might have been expected. We accelerated our normal audit program of our licensees to make sure we are capturing available revenues, and are researching the homocysteine testing market to better understand the total size of the market, and what we could expect our revenues to be. The results of our research so far have been inconclusive, in part because our licensees generally do not share what they consider to be confidential business plans and strategies with us, including their market research. All of these factors will continue to affect our financial results.

Presentation

We rounded all amounts in Item 2 to the nearest thousand dollars, so certain amounts may not total precisely. In addition, all periods discussed in Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three Months Ended January 31, 2006 (Second Quarter 2006) vs. Three Months Ended January 31, 2005 (Second Quarter 2005)

Summary of Results

We incurred a net loss for the second quarter 2006 of $641,000, or $0.09 per diluted share, compared to net income of $3,957,000, or $0.54 per diluted share, for the second quarter 2005, a decrease of $4,598,000, or $0.63 per diluted share. As explained below, the decrease in net income principally is due to a decrease in significant upfront license fees received on licenses granted in the second quarter 2005, and the impact of recognizing non cash stock option compensation expense in the second quarter 2006. We did not recognize any stock compensation expense in the second quarter 2005.

Revenues

In the second quarter 2006, total revenues were $1,271,000, compared to $6,783,000 for the second quarter 2005, a decrease of $5,512,000, or 81%.

Retained royalties for the second quarter 2006 were $1,152,000, which was $5,535,000, or 83% less than the $6,687,000 of retained royalties reported in the second quarter 2005. The following compares retained royalty revenues by Technology in the second quarter 2006 with the second quarter 2005.

	For the three months ended January 31,
	2006	2005	Increase (Decrease)	% (Decrease)

Homocysteine assay	$902,000	$6,359,000	$(5,457,000)	(86)%
Gallium arsenide	99,000	133,000	(34,000)	(26)%
All other Technologies	151,000	195,000	(44,000)	(23)%
Total retained royalties	$1,152,000	$6,687,000	$(5,535,000)	(83)%

Of the $6,359,000 of revenues received in the second quarter 2005 from our homocysteine assay, $5,750,000 was from upfront fees received upon grants of new licenses in the second quarter 2005. While the receipt of upfront licensee fees is common, the magnitude of such fees has and will fluctuate, sometimes significantly from period to period. In the second quarter 2006 we did not grant any new licenses with significant upfront license fees. Excluding the upfront license fees from last years revenues, revenues for this Technology for the second quarter 2005 were $609,000, compared to $902,000 in the current year quarter, which is a $293,000 increase, or 48%. The decrease in revenues from the gallium arsenide Technology was due to expiring licenses.

Approximately 78% of our retained royalties for the second quarter 2006 was from the homocysteine assay Technology. As explained above, the patent on this Technology expires in 2007, and the validity of this patent has been challenged to the U.S. Supreme Court. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses, and to provide future revenues.

Investment income includes dividends and interest earned on our invested cash. Investment income increased $44,000, or 69% in the second quarter 2006 compared to the second quarter 2005, due to significantly higher average cash balances during the second quarter 2006 compared to the prior year, combined with higher rates of return on the invested cash.

Expenses

	For the three months ended January 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$1,105,000	$2,095,000	$(990,000)	(47)%
General and administrative expenses	761,000	567,000	194,000	34%
Patent enforcement expenses, net of reimbursements	58,000	114,000	(56,000)	(49)%
Total expenses	$1,924,000	$2,776,000	$(852,000)	(31)%

Personnel and other direct expenses relating to revenues for the second quarter 2006 decreased compared to the second quarter 2005, due to a combination of several factors. Personnel expenses decreased $963,000 in the second quarter 2006 compared to the prior year, principally due to a $1,109,000 decrease in commission and bonus expense, which was higher in the prior year due to the financial results achieved. This saving was offset partially by a non cash charge of $73,000 for compensation expense related to stock options vesting during the quarter and recognized as a result of the adoption of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), effective August 1, 2005. Since FAS 123R was adopted at the beginning of the current fiscal year, there was no such charge in the second quarter 2005. In addition, we incurred $121,000 in the second quarter 2006 for recruiting expenses to add more professional staff to build up our business development capabilities. The additional staff will allow us to increase our business development activities, which we believe will, in turn, result in more Technologies being added to our portfolio and more signed licenses generating future revenues. There was no related expense in the prior year. Consulting fees also increased $63,000 as a result of increased new business development activity. Other direct expenses decreased $91,000, principally as a result of less costs incurred in the second quarter 2006 compared to the prior year for our review of the feasibility of certain Technologies, and costs incurred in the prior year in connection with collecting back royalties from a royalty audit.

General and administrative expenses increased in the second quarter 2006 compared to the second quarter 2005, due to several factors. Directors’ fees and expenses increased $154,000, principally due to a non cash charge, pursuant to the adoption of FAS 123R, of $130,000 of compensation expense related to stock options issued to our directors in January 2006 (there was no such charge in the prior year), and an increase in the annual premium for our directors’ and officers’ liability insurance. In addition, legal costs increased $94,000 in the second quarter 2006 compared to the second quarter 2005, related to our defense of two complaints filed against CTT by our former President and Chief Executive Officer and the complaint we filed against him (see Part II, Item 1., “Legal Proceedings”).

Patent enforcement expenses, net of reimbursements, decreased in the second quarter 2006 compared to the second quarter 2005, due to less activity in the current year related both to homocysteine patent infringement lawsuits and a dispute with our licensee related to our sexual dysfunction Technology. Most of our homocysteine patent infringement cases were settled favorably in the prior year. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity relating to the litigation.

Provision for income taxes

In prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes. Thus, in the last fiscal year we were able to utilize a portion of our NOLs against our regular federal and state taxable income, effectively eliminating our regular income tax liabilities. However, we still were subject to the federal alternative minimum tax (“AMT”), where we are limited to using 90% of our NOL against taxable income, and the income tax provision recorded for the second quarter 2005 consisted solely of our estimated AMT liability. We did not record a provision in the second quarter 2006 due to the loss incurred during the period. The benefit recorded was due to a true up of our fiscal 2005 estimated AMT liability to the final tax return as filed.

Results of Operations - Six Months Ended January 31, 2006 (First Half 2006) vs. Six Months Ended January 31, 2005 (First Half 2005)

Summary of Results

We incurred a net loss for the first half 2006 of $974,000, or $0.13 per diluted share, compared to net income of $4,925,000, or $0.70 per diluted share, for the first half 2005, a decrease of $5,899,000, or $0.83 per diluted share. As explained below, the decrease in net income was due to a decrease in the first half 2006 in significant upfront license fees, combined with the lack of royalty legal awards and dividends received in the first half 2006, as was received in the first half 2005. In addition, the first half 2006 included the impact of recognizing non cash stock option compensation expense, legal costs to defend CTT against two complaints filed against us by our former President and Chief Executive Officer, and the costs for us to file a complaint against our former President and Chief Executive Officer alleging breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims.

Revenues

In the first half 2006, total revenues were $2,638,000, compared to $9,214,000 for the first half 2005, a decrease of $6,576,000, or 71%.

Retained royalties for the first half 2006 were $2,390,000, which was $5,052,000, or 68% lower than the $7,442,000 of retained royalties reported in the first half 2005. The following compares retained royalty revenues by Technology in the first half 2006 with the first half 2005.

	For the six months ended January 31,
	2006	2005	Increase (Decrease)	% (Decrease)

Homocysteine assay	$1,982,000	$7,035,000	$(5,053,000)	(72)%
Gallium arsenide	99,000	138,000	(39,000)	(28)%
All other Technologies	309,000	269,000	40,000	15%
Total retained royalties	$2,390,000	$7,442,000	$(5,052,000)	(68)%

Of the $7,035,000 of revenues received in the first half 2005 from our homocysteine assay, $5,750,000 was from upfront fees received upon grants of new licenses in the second quarter 2005. As previously stated, while the receipt of upfront license fees is common, the magnitude of such fees has and will fluctuate, sometimes significantly from period to period. In the first half 2006 we did not grant any new licensees with significant upfront license fees. Excluding the upfront license fees from last years revenues, revenues for this Technology for the first half 2005 were $1,285,000, compared to $1,982,000 in the first half 2006, which is a $697,000 increase, or 54%. The decrease in revenues from the gallium arsenide Technology was due to expiring licenses.

Approximately 83% of our retained royalties for the first half 2006 was from the homocysteine assay Technology. As explained above, the patent on this Technology expires in 2007, and the validity of this patent has been challenged to the U.S. Supreme Court. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

Royalty legal awards of $815,000 in the first half 2005 were from our share of an award received from Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”) as a result of its unsuccessful appeal to the Court of Appeals for the Federal Circuit of an earlier lower court decision in our favor. In addition to the award, we received $105,000 of interest income. Subsequently, as described above, LabCorp appealed this decision to the U.S. Supreme Court, and it has agreed to hear LabCorp’s appeal (see Part II, Item 1., “Legal Proceedings”). There were no legal awards in the first half 2006.

Dividends received of $679,000 in the first half 2005 were from our receipt of a dividend from our investee, Melanotan Corporation (“MelanoTan”). There were no dividends received in the first half 2006. In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of common stock of its investee, Clinuvel Pharmaceuticals Limited (“Clinuvel”), an Australian company (formerly EpiTan Limited). As a result, we received 1,252,346 shares of Clinuvel common stock. Previously, we licensed our rights to a sunless tanning Technology to MelanoTan and MelanoTan sublicensed the rights to Clinuvel. MelanoTan also had received shares of Clinuvel. Clinuvel common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol CUV.

Investment income increased $23,000, or 11%, in the first half 2006 compared to the first half 2005. Investment income for the first half 2005 included $105,000 in interest income from the legal award received from LabCorp. Excluding this interest income, investment income for the first half 2005 was $108,000, compared to $235,000 in the first half 2006, or an increase of $128,000, or 118%. The increase, excluding the LabCorp legal award, is due to significantly higher average cash balances during the first half 2006 compared to the prior year, combined with higher rates of return on invested cash.

Expenses

	For the six months ended January 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$1,994,000	$3,119,000	$(1,125,000)	(36)%
General and administrative expenses	1,531,000	815,000	716,000	88%
Patent enforcement expenses, net of reimbursements	99,000	284,000	(185,000)	(65)%
Total expenses	$3,624,000	$4,218,000	$(594,000)	(14)%

Personnel and other direct expenses relating to revenues decreased in the first half 2006 compared to the first half 2005, due to a combination of several factors. Personnel expenses decreased $1,006,000 in the first half 2006 compared to the prior year, principally due to a $1,155,000 decrease in commission and bonus expense, which was higher in the prior year due to the financial results achieved. In addition, salaries decreased $104,000 due to less full time employees during the first half 2006 compared to the first half 2005. This saving was offset partially by a non cash charge of $123,000 for compensation expense related to stock options vesting during the first half 2006 and recognized as a result of the adoption of FAS 123R effective August 1, 2005. Since FAS 123R was adopted at the beginning of the current fiscal year, there was no such charge in the first half 2005. In addition, we incurred $121,000 in the first half 2006 for recruiting expenses to add more professional staff to build up our business development capabilities. The additional staff will allow us to increase our business development activities, which we believe will, in turn, result in more Technologies being added to our portfolio and ultimately more signed licenses generating future revenues. There was no related expense in the prior year. Consulting fees also increased $66,000 as a result of increased new business development activity. Other direct expenses decreased $185,000, principally as a result of less costs incurred in the first half 2006 compared to the prior year for our review of the feasibility of certain Technologies, and costs incurred in the prior year in connection with collecting back royalties from a royalty audit.

General and administrative expenses increased in the first half 2006 compared to the first half 2005, due to several factors. Directors’ fees and expenses increased $232,000, principally due to a charge, pursuant to the adoption of FAS 123R, of $130,000 of non cash compensation expense related to stock options issued to our directors in January 2006 (there was no such charge in the prior year), and an increase in the annual premium for our directors’ and officers’ liability insurance. Legal expenses increased $275,000 in the first half 2006 compared to the first half 2005, related to our defense of two complaints filed against CTT by our former President and Chief Executive Officer and the complaint we filed against him (see Part II, Item 1., “Legal Proceedings”). In addition, legal expenses for the first half 2005 had been reduced and were lower than normal due to a refund from our director’s and officer’s liability insurance carrier of $168,000 for legal costs incurred and expensed in prior years. The costs were incurred in connection with an investigation by the SEC.

Patent enforcement expenses, net of reimbursements, decreased in the first half 2006 compared to the first half 2005, due to less activity in the current year related both to homocysteine patent infringement lawsuits and a dispute with our licensee related to our sexual dysfunction Technology. Most of our homocysteine patent infringement cases were settled favorably in the prior year. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity relating to the litigation.

Provision for income taxes

During the last fiscal year, we were able to utilize a portion of our NOLs against our regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, we still were subject to the AMT, and the income tax provision recorded for the first half 2005 consisted solely of our estimated AMT liability. We did not record a provision in the first half 2006 due to the loss incurred during the period. The benefit recorded was due to a true up of our fiscal 2005 estimated AMT liability to the final tax return as filed. If we generate taxable income in fiscal 2006 we will be able to utilize our NOLs against any regular income tax liabilities that we may incur for fiscal 2006, but we still will be liable for the AMT.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, and cash flows from operations, if any. In addition, we have the option to fund requirements through sales of common stock pursuant to an equity financing arrangement (see below). At January 31, 2006, we had no outstanding debt or credit facility.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

At January 31, 2006, cash and cash equivalents were $12,222,000, compared to $14,280,000 at July 31, 2005. Cash used in operating activities during the first half 2006 was $3,435,000, compared to cash provided by operations of $7,589,000 during the first half of 2005. The decrease in cash from operating activities in the current period compared to the prior year period was due principally to the net loss experienced in the current year compared to large net income in the same period of the prior year, an increase in receivables due to the timing of receipts, and the payment of fiscal 2005 commission and bonus awards during the first half 2006 that had been accrued at the end of fiscal 2005. Cash used in investing activities in the first half 2006 was $39,000, compared to cash provided by investing activities of $304,000 in the first half 2005. In the prior year the cash was provided by the partial collection of an outstanding receivable balance. Cash provided by financing activities in the first half 2006 was $1,416,000, compared to $1,934,000 of cash provided in the first half 2005. The decrease was due to less stock option exercises in the first half 2006 compared to the first half 2005. We receive cash equivalent to the exercise price of each stock option exercised.

Changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on income received and the date when royalty receipts and payments are due to be paid out under our agreements with clients and customers.

Funding and capital requirements

Equity Financing

In February 2004, we entered into an equity financing agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which we can sell to Fusion Capital up to $5.0 million of our common stock, at our option. During the first half 2006, we sold $1,400,000 of common stock to Fusion Capital. We use the proceeds for general working capital needs. The aggregate proceeds from sales to Fusion Capital pursuant to the equity financing agreement, were approximately $4,117,000 from inception through January 31, 2006. We have the ability and currently expect to sell the full $5.0 million of our common stock to Fusion Capital; however, we may not sell the entire $5.0 million of our common stock to them. In addition, we have the option of entering into another equity financing agreement with Fusion Capital for an additional $5.0 million upon termination of the current agreement.

Income taxes

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any regular federal and state income tax liabilities that we may incur for fiscal 2006. If we have taxable income for the year, we expect that we would be liable to pay only the federal AMT for fiscal 2006. The rate that we would pay for the AMT liability is much less than if we had to pay income taxes at statutory income tax rates. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). However, we cannot determine when and if we will have sufficient income to utilize the benefit of the remainder of our NOLs.

Capital requirements

We are investing funds to find new Technologies and new sources of Technologies, and license the Technologies, specifically by adding more personnel to our business development team and adding personnel to support our expanding, global business development activities. We also are researching potential acquisition candidates. We are making these investments in order to grow our business, increase shareholder value, and accomplish our strategic goals. We expect this trend to continue.

General

The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To achieve and sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand and the ability to raise funds from sales of our common stock to Fusion Capital will be sufficient to meet our current and anticipated operating cash requirements for at least the next year.

Contingencies

We are a party to several legal actions and proceedings, both as a plaintiff and as a defendant, for which we cannot predict the final outcomes. These matters have been detailed herein and in prior filings with the SEC. Depending upon the amount and timing, an unfavorable resolution of any or all matters where we are a defendant, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings, may have a material adverse effect on our consolidated financial position, results of operations and cash flows in a particular period.

Other matters

We believe that we carry adequate liability insurance, directors’ and officers’ insurance, casualty insurance (for owned or leased tangible assets), and other insurance to cover us against potential claims that occur in the normal course of our business.

Critical Accounting Estimates

We account for stock-based compensation in accordance with FAS 123(R). Pursuant to the fair value recognition provisions of FAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of the stock option, volatility, and the amount of share-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock option awards. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

There have been no other significant changes in our accounting estimates described under the caption “Critical Accounting Estimates,” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not have significant market risk to the valuation of our assets other than risks related to our common stock holdings of Palatin Technologies, Inc. (“Palatin”), and Clinuvel. The value of the Palatin stock is included in prepaid and other current assets while the value of the Clinuvel shares is included in equity securities, as our current intention is to hold the Clinuvel shares as a long term investment. The value of the stock is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations relating to the Clinuvel shares, since Clinuvel common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. We currently consider any market fluctuations to be temporary. During the three and six months ended January 31, 2006, the market value of the Clinuvel shares decreased by $57,390 and $402,938, respectively, while the exchange rate changed in our favor by $13,890 and $97,225, respectively. In addition, during the six months ended January 31, 2006, we reversed the discount originally recorded upon receipt of the Clinuvel shares due to the lapse of the sales restriction, resulting in an unrealized gain of $206,420. The net aggregate unrealized loss on the Clinuvel shares for the three and six months ended January 31, 2006, was $43,500 and $99,293, respectively. Partially offsetting this loss, during the three and six months ended January 31, 2006, the market value of the Palatin shares increased $75,072 and $95,200, respectively. In addition, during the three and six months ended January 31, 2006, we reversed the discount originally recorded upon the receipt of the Palatin shares due to our conclusion that the shares could be resold, resulting in an unrealized gain of $25,704. The net aggregate unrealized gain on the Palatin shares for the three and six months ended January 31, 2006 was $100,776 and $120,904, respectively. The total combined net unrealized gain for the three and six months ended January 31, 2006, was $57,276 and $21,611, respectively.

Item 4.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of January 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2006.

(b)  Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 4 and 12 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended January 31, 2006, pursuant to the $5 million equity financing arrangement with Fusion Capital as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We issued all of these securities without registration in reliance upon an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements. The proceeds from these sales were used for general working capital purposes.

Month	Number of shares sold and issued	Total cash received

November 2005	38,296	$174,991
December 2005	67,961	267,518
January 2006	46,183	174,987
	152,440	$617,496

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 17, 2006, our stockholders elected the following directors:

Name	Votes For	Votes Withheld

Richard E. Carver	6,097,053	792,624
George W. Dunbar, Jr.	6,105,603	784,074
Dr. Donald J. Freed	6,223,517	666,160
Dr. Maria-Luisa Maccecchini	6,254,517	635,160
Charles J. Philippin	6,203,203	686,474
John M. Sabin	6,134,165	755,512

There were no broker non-votes in the election of directors.

Item 6.	Exhibits

10.1*	Registrant’s Annual Incentive Plan filed (on November 25, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated November 25, 2005, and hereby incorporated by reference.
10.25*
Amendment number one to Amended and Restated Employment Agreement by and between registrant and Donald J. Freed dated February 15, 2006, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

10.26*
Employment Agreement dated as of February 15, 2006, between registrant and Dr. Michael E. Kiley, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

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

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

Date: March 10, 2006	By:	/s/ D.J. Freed, Ph.D.
D.J. Freed, Ph.D.
President, Chief Executive Officer and Authorized Signer

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

Date: March 10, 2006	By:	/s/ Michael D. Davidson
Michael D. Davidson
Vice President, Chief Financial Officer, Chief Accounting Officer and Authorized Signer

INDEX TO EXHIBITS

Exhibit No.                         Description

10.1*	Registrant’s Annual Incentive Plan filed (on November 25, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated November 25, 2005, and hereby incorporated by reference.

10.25*
Amendment number one to Amended and Restated Employment Agreement by and between registrant and Donald J. Freed dated February 15, 2006, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

10.26*
Employment Agreement dated as of February 15, 2006, between registrant and Dr. Michael E. Kiley, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

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