Form 10-Q
period 2006-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2006-06-09
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding as of June 2, 2006 was 7,891,940 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	April 30, 2006 (Unaudited)	July 31, 2005 *
ASSETS
Current assets:
Cash and cash equivalents	$14,460,351	$14,279,547
Receivables	4,054,105	4,086,241
Equity securities	368,220	-
Prepaid expenses and other current assets	243,753	272,345
Total current assets	19,126,429	18,638,133

Equity securities	625,261	558,299
Prepaid royalties	250,000	75,000
Deferred equity financing costs, net	-	96,227
Intangible assets, net	24,248	38,571
Property and equipment, net	64,821	34,863
TOTAL ASSETS	$20,090,759	$19,441,093

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$810,811	$642,868
Accrued expenses and other liabilities	3,686,958	4,690,344
Total current liabilities	4,497,769	5,333,212

Noncurrent royalties payable	1,168,862	-

Commitments and contingencies
Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,00 shares authorized, 7,787,669 and 7,326,749 shares issued, respectively	77,876	73,267
Capital in excess of par value	33,485,746	31,285,496
Accumulated deficit	(19,072,372)	(17,044,174)
Accumulated other comprehensive loss	(127,797)	(267,383)

Total shareholders' interest	14,424,128	14,107,881
TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$20,090,759	$19,441,093

See accompanying notes

* Balances were derived from the July 31, 2005 audited balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,
	2006	2005

Revenues
Retained royalties	$1,043,112	$2,078,013
Royalty legal award	-	221,121
Dividend received	-	104,360
Investment income	155,490	92,931
Other income	-	36,411
	1,198,602	2,532,836

Expenses
Personnel and other direct expenses relating to revenues	1,353,549	1,169,779
General and administrative expenses	623,875	1,029,759
Patent enforcement expenses, net of reimbursements	275,218	7,131
	2,252,642	2,206,669

Income (loss) before income taxes	(1,054,040)	326,167
Benefit for income taxes	-	(33,735)
Net income (loss)	$(1,054,040)	$359,902

Net income (loss) per common share:
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05

Weighted average number of common shares outstanding:
Basic	7,710,134	6,867,774
Diluted	7,710,134	7,685,033

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended April 30,
	2006	2005

Revenues
Retained royalties	$3,433,181	$9,520,370
Royalty legal awards	-	1,036,613
Dividends received	-	783,509
Investment income	390,984	305,776
Other income	12,000	100,972
	3,836,165	11,747,240

Expenses

Personnel and other direct expenses relating to revenues	3,347,758	4,288,985
General and administrative expenses	2,154,874	1,844,630

Patent enforcement expenses, net of reimbursements	373,812	291,555
	5,876,444	6,425,170

Income (loss) before income taxes	(2,040,279)	5,322,070
Provision (benefit) for income taxes	(12,081)	37,000
Net income (loss)	$(2,028,198)	$5,285,070

Net income (loss) per common share:
Basic	$(0.27)	$0.80
Diluted	$(0.27)	$0.73

Weighted average number of common shares outstanding:
Basic	7,565,254	6,631,269
Diluted	7,565,254	7,241,606

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Comprehensive Loss and Changes in Shareholders' Interest
For the nine months ended April 30, 2006
(Unaudited)

	Preferred Stock		Common Stock
	Shares issued and outstanding	Amount	Shares issued	Amount	Capital in excess of par value	Accumulated Deficit	Accumulated other comprehensive loss	Total Shareholders' Interest

Balance - July 31, 2005	2,427	$60,675	7,326,749	$73,267	$31,285,496	$(17,044,174)	$(267,383)	$14,107,881
Comprehensive loss:
Net loss	-	-	-	-	-	(2,028,198)	-	(2,028,198)
Net unrealized holding loss on securities held	-	-	-	-	-	-	(99,444)	(99,444)
Unrealized foreign currency translation gain	-	-	-	-	-	-	6,906	6,906
Unrealized gain from reversal of sale restriction discount	-	-	-	-	-	-	232,124	232,124
Comprehensive loss								(1,888,612)
Compensation expense related to common stock options	-	-	-	-	337,417	-	-	337,417
Exercise of common stock options	-	-	6,250	62	16,203	-	-	16,265
Stock issued under 401(k) Plan	-	-	15,943	159	99,803	-	-	99,962
Stock issued to Directors	-	-	12,500	125	49,875	-	-	50,000
Sales and issuances of stock pursuant to equity financing	-	-	426,227	4,263	1,793,179	-	-	1,797,442
Amortization of deferred equity financing costs	-	-	-	-	(96,227)	-	-	(96,227)

Balance - April 30, 2006	2,427	$60,675	7,787,669	$77,876	$33,485,746	$(19,072,372)	$(127,797)	$14,424,128

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended April 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,028,198)	$5,285,070
Noncash and other expenses (income) included in net income (loss):
Depreciation and amortization	33,583	25,475
Share-based compensation - stock options	337,417	170,350
Stock compensation accrued	131,250	131,250
Stock dividend received	-	(679,149)
Accrued dividend receivable	-	(104,360)
Other	-	(44,341)
(Increase) decrease in assets:
Receivables	(182,093)	(2,237,093)
Prepaid expenses and other current assets	(146,408)	39,020
Increase in liabilities:
Accounts payable and accrued expenses and other liabilities, and Noncurrent royalties payable	270,764	5,713,180
Net cash provided by (used in) operating activities	(1,583,685)	8,299,402

Cash flows from investing activities:
Purchases of property and equipment	(49,218)	(31,178)
Collection on Unilens receivable, net	-	527,532
Net cash provided by (used in) investing activities	(49,218)	496,354

Cash flows from financing activities:
Proceeds from exercises of stock options	16,265	977,817
Payment of deferred equity financing costs	-	(45,645)
Proceeds from sales of common stock	1,797,442	2,517,539
Net cash provided by financing activities	1,813,707	3,449,711

Net increase in cash and cash equivalents	180,804	12,245,467
Cash and cash equivalents at beginning of period	14,279,547	4,309,680
Cash and cash equivalents at end of period	$14,460,351	$16,555,147

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Competitive Technologies, Inc. (“CTT”) and its majority owned subsidiary (collectively, “we” or “us”) provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia) with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees we generate from the successful licensing of our clients’ technologies. The condensed consolidated financial statements include the accounts of CTT and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in these notes were reclassified to conform to the current year’s presentation.

We believe that we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2006, are not necessarily indicative of the results that can be expected for the full year.

You should read the interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2005.

2.    Stock-Based Compensation

Effective August 1, 2005 (the beginning of our current fiscal year), we adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), which establishes the accounting required for share-based compensation. FAS 123R requires us to measure the fair value at the grant date, as defined in FAS 123R, of all share-based awards and recognize such value as compensation expense in our statements of operations over the requisite service (vesting) period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement were applied going forward only from the date of adoption to new (issued subsequent to July 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option award which vests after the date of adoption. Thus, we recognize as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results was required. We use the Black-Scholes option-pricing model to measure fair value, which is the same method we used in prior years for disclosure purposes.

The adoption of this pronouncement has resulted in our recognizing expense related to stock options granted to employees, the expense of which is included in personnel and other direct expenses related to revenues, and stock options granted to our directors, the expense of which is included in general and administrative expenses.

Pursuant to our 1997 Employees’ Stock Option Plan, as amended (the “1997 Plan”), either incentive common stock options or non-qualified common  stock option awards may be granted to employees. The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. The maximum life of stock options granted under this plan is ten years from the grant date. For the three and nine months ended April 30, 2006, we recognized $70,245 and $193,549, respectively, of compensation expense (included in personnel and other direct expenses relating to revenues), from stock options vesting during the period, without any associated income tax benefit. In addition, during the three and nine months ended April 30, 2006 and 2005, we recognized $9,887 and $97,750, respectively, of compensation expense related to modifications made to extend the vesting and exercise terms of awards previously granted to former employees.

Pursuant to our Directors Stock Option Plan, we grant each non-employee director 10,000 fully vested, non-qualified common stock options when the individual first is elected a director, and 10,000 more common stock options on the first business day of January thereafter, as long as the individual remains a director. All such stock options are granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. Since these stock options are fully vested upon grant, the full fair value of these stock options is recorded as expense at the grant date. For the three and nine months ended April 30, 2006, we recognized $3,981 and $133,981, respectively, of compensation expense (included in general and administrative expenses), from stock options issued and vesting during the period, without any associated income tax benefit. During the three and nine months ended April 30, 2005, we recognized $72,600 of compensation expense related to modifications made to extend the exercise term of awards previously granted to a former director.

The following assumptions were used to estimate the fair value of stock options granted for the periods indicated using the Black-Scholes option valuation method:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

Dividend yield (1)	0.0%	—	0.0%	0.0%
Expected volatility (2)	79.83%	—	80.21%	75.77%
Risk free interest rate (3)	4.62%	—	4.08%	3.60%
Expected lives (in years) (2)	5	—	5	5

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

For options granted during the three and nine months ended April 30, 2006, as required by FAS 123R, we estimated the impact of forfeitures based on our historical experience with previously granted stock options, and considered the impact of the forfeitures when determining the amount of expense to record for the stock options granted. For stock options issued prior to the adoption of FAS 123R, forfeitures are recognized when the stock option is actually forfeited. During the three months ended April 30, 2006 the weighted average fair value of each stock option granted was $2.86. There were no stock options granted during the three months ended April 30, 2005. During the nine months ended April 30, 2006 and 2005, the weighted average fair value of each stock option granted was $3.32 and $3.30, respectively. These amounts were estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above. We generally issue new shares of common stock to satisfy stock option exercises.

A summary of stock option activity for all our plans during the current fiscal year-to-date is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at August 1, 2005	740,223	$5.76
Granted	192,500	5.34
Exercised	(750)	3.72
Outstanding at October 31, 2005	931,973	5.68	7.2	$692,077

Granted	61,000	4.10
Exercised	(500)	1.95
Expired	(25,000)	8.79
Outstanding at January 31, 2006	967,473	5.50	7.3	$218,575

Granted	25,500	4.26
Outstanding at April 30, 2006	992,973	$5.46	6.8	$225,285

Exercisable at April 30, 2006	606,973	$6.05	5.3	$166,403

The stock options granted during the three and nine months ended April 30, 2006, were outstanding only a portion of the period, and thus the compensation expense recognized was only for the period that they were outstanding. As of April 30, 2006, there was $632,104 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

The following activity occurred relating to exercises under our stock option plans during the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$-	$783,431	$2,135	$1,387,921

At April 30, 2006, 1,563,047 shares of common stock were reserved for issuance under all our stock based compensation plans, including our stock option plans and our defined benefit contribution plan, and 585,524 shares were available for future grants.

Prior to the adoption of FAS 123R, we accounted for our share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Since the exercise price of stock options granted pursuant to our stock option plans to employees and directors was at least equal to the market value of the underlying common stock on the grant date, we did not record any compensation expense for stock options granted in prior years. However, during the three and nine months ended April 30, 2005, we did record $170,350 of stock option compensation expense related to modifications made to certain existing vested option awards to extend the exercise term of awards previously granted to a former employee and a former director. The expense relating to the former director, $72,600, was incurred in the quarter ended January 31, 2005, but not recorded until the quarter ended April 30, 2005.

If compensation cost for our stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, our pro forma net income and earnings per share for the three and nine months ended April 30, 2005, would have been as follows:

	Three months ended April 30, 2005	Nine months ended April 30, 2005
Net income, as reported	$359,902	$5,285,070
Add back/Deduct: Pro forma stock option compensation income (expense) for stock options granted using a fair value method (1)	82,991	(341,172)

Pro forma net income	$442,893	$4,943,898

Basic net income per common share:
As reported	$0.05	$0.80
Pro forma	$0.06	$0.75

Diluted net income per common share:
As reported	$0.05	$0.73
Pro forma	$0.06	$0.68

(1)	Compensation expense was reduced for forfeitures as they actually occurred.

The pro forma income shown for the three months ended April 30, 2005, was due to the difference between the intrinsic value method, which we used to determine expense to be recorded, and the fair value method, which we were required to use for disclosure purposes, for the options that were modified.

3.    Retained Royalties

Abbott Laboratories, Inc.

In December 2004, we granted Abbott Laboratories, Inc. (“Abbott”) a license to sell tests used to measure homocysteine levels. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions. Pursuant to the license, Abbott paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee, and agreed to pay certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales in the United States after January 1, 2006. No per test royalties were due from Abbott in calendar year 2005. We recorded in retained royalties our share of the upfront license fee, which was $5,200,000, during the three months ended January 31, 2005, and began to accrue over calendar 2005 the present value of the Milestone Fees. The difference between the present value and the gross amount of the Milestone Fees was recorded in interest income. Our share of the Milestone Fees aggregated to $1,600,000, of which we were paid $800,000 in February 2006, with the remaining $800,000 due to be paid to us on January 31, 2007, as long as our patent is valid and enforceable. As of April 30, 2006, we had accrued a gross total of $1,948,103 of Milestone Fees in receivables.

Diagnostic Products Corporation

Effective November 1, 2004, we granted Diagnostic Products Corporation (“DPC”) a license to sell tests used to measure homocysteine levels. Pursuant to this license, DPC paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee and per test royalties on homocysteine assay sales in the United States after November 1, 2004. We recorded in retained royalties our share of the upfront license fee, which was $550,000, during the three months ended January 31, 2005. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Other

Licenses granted in fiscal 2006 and 2005 relating to homocysteine testing generally provide for an upfront license fee and a royalty to be paid to us based on a fixed fee per test. The amounts of the fees are determined based on estimated volume. The magnitude of the upfront fee varies by license, sometimes significantly, and thus retained royalties may vary significantly from period to period.

4.    Royalty Legal Awards

On August 5, 2004, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) denied the petition of Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), for a rehearing or a rehearing en banc (rehearing by the full CAFC) of a June 8, 2004 decision affirming a November 2002 court decision in favor of Metabolite Laboratories, Inc. and us (collectively, the “Plaintiffs”). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million. Our share of the $6.7 million payment was $920,552, and we recorded $815,492 in royalty legal awards and $105,060 in interest income during the six months ended January 31, 2005. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC dismissed LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,056, and we recorded $221,121 in royalty legal awards and $9,935 in interest income during the quarter ended April 30, 2005. Our claim for additional attorneys’ fees and court costs related to the appeals process is still pending, and we do not expect it to be finalized until after the U.S. Supreme Court issues a final ruling on LabCorp’s appeal (see below).

On November 3, 2004, LabCorp filed a petition for a writ of certiorari with the U.S. Supreme Court (the “Court”) relating to the November 2002 decision. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On February 28, 2005, we announced that the Court had invited the Solicitor General of the United States (the “SG”) to file a brief in this case expressing the SG’s views on the single question of the patentability of method patents of this type. On August 26, 2005, the SG issued its brief, recommending that the Court deny LabCorp’s petition. However, in November 2005, the Court granted LabCorp’s writ of certiorari and agreed to hear their appeal. Oral arguments in front of the Court related to the case were heard on March 21, 2006. If the present schedule is maintained, we expect a final ruling from the Court in June 2006. If the Court ultimately rules against LabCorp’s appeal, then the case will be over except for our claim for additional attorneys’ fees and court costs related to the appeals process. Depending on how the Court rules, the case may be remanded back to the District Court. If this occurs we do not know how long it will take for the case to reach a final resolution.

If the Court rules in favor of LabCorp, and if the Court remands the case back to the District Court to review its original decision, and then if the original judgment subsequently is reversed, then LabCorp may attempt to recover amounts paid to the Plaintiffs, including royalties paid to us as part of a January 2003 stipulated court order (the “Stipulated Order”). Pursuant to the Stipulated Order, the court had stayed execution of a monetary judgment and a permanent injunction that prevented LabCorp from performing homocysteine assays, and LabCorp had agreed to pay us a percentage of their homocysteine assay sales during their appeals process. In April 2005, the appeals process was considered to have ended, and the Stipulated Order expired. LabCorp’s ability to recover any amounts paid to the Plaintiffs would depend on the extent and reason for any reversal of the original judgment. From January 2003 through April 30, 2005, LabCorp paid us an aggregate of $1,930,355 under the Stipulated Order, which includes our retained portion and amounts paid to our clients. Since April 30, 2005, LabCorp has not paid us any royalties directly. If the Court does not rule in LabCorp’s favor, and if LabCorp has performed tests since April 2005, then they may owe us royalties for the period from April 30, 2005.

If the Court invalidates our patent, then there will be a material, adverse impact on our business, results of operations and cash flows.

5.    Dividends Received

In October 2004, our investee, Melanotan Corporation (“MelanoTan”), paid its shareholders a dividend in the form of shares of common stock of its investee, Clinuvel Pharmaceuticals Limited (“Clinuvel”), an Australian company (formerly EpiTan Limited). As a result, we received 1,252,346 shares of Clinuvel common stock. Clinuvel common stock is traded on the Australian Stock Exchange under the symbol CUV (quoted in Australian dollars). As a condition to receiving the dividend, we had agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. This restriction has lapsed and we now are free to sell, transfer and dispose of the shares.

We estimated the fair value of the Clinuvel common stock received in the prior year using the closing price of the shares ($0.93 per share, Australian dollars) and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar) on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in Clinuvel stock, since Clinuvel had minimal revenues and had incurred substantial accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income during the first quarter of the prior fiscal year. MelanoTan also paid a special cash dividend which we accrued during the quarter ended April 30, 2005. Our share of that dividend was $104,360. Thus for the nine months ended April 30, 2005, we recorded a total of $783,509 in dividends. In June 2005 we received an additional dividend of 660,686 shares of Clinuvel stock. In total we own 1,913,032 shares of Clinuvel common stock.

6.    Net Income (Loss) Per Common Share

The following sets forth our computations of basic and diluted net income (loss) per common share.

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Denominator for basic net income (loss) per common share, weighted average common shares outstanding	7,710,134	6,867,774	7,565,254	6,631,269

Dilutive effect of employees’ and directors’ common stock options	—	817,259	—	610,337

Denominator for diluted net income (loss) per common share	7,710,134	7,685,033	7,565,254	7,241,606

At April 30, 2006, all 992,973 outstanding common stock options were excluded from the computation of diluted net income (loss) per common share, because they were anti-dilutive. At April 30, 2005, all 1,175,223 outstanding common stock options and warrants were included in the computation of fully diluted earnings per common share.

7.    Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) loss consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Net income (loss)	$(1,054,040)	$359,902	$(2,028,198)	$5,285,070

Net unrealized holding gain (loss) on securities held	111,670	(234,800)	(99,444)	(273,933)
Unrealized foreign currency translation gain	6,305	6,524	6,906	48,730
Unrealized gain from reversal of sale restriction discount	-	-	232,124	-
Comprehensive income (loss)	$(936,065)	$131,626	$(1,888,612)	$5,059,867

Accumulated other comprehensive loss consists of the following:

	April 30, 2006	July 31, 2005

Accumulated net unrealized holding loss on equity securities	$(297,258)	$(294,438)
Accumulated unrealized foreign currency translation gain (loss)	(62,663)	27,055
Accumulated unrealized gain from reversal of sale restriction discount	232,124	-
Accumulated other comprehensive loss	$(127,797)	$(267,383)

8.    Receivables

Receivables consist of the following:

	April 30, 2006	July 31, 2005

Royalties	$3,300,485	$3,836,857
Receivables from insurance carrier	635,832	191,568
Other	117,788	57,816
Receivables	$4,054,105	$4,086,241

The increase in royalties and receivables from insurance carrier is due principally to timing differences in billing receivables and the receipt of cash.

9.    Available-for-Sale Securities

We hold common stock of Palatin Technologies, Inc. (“Palatin”) and Clinuvel that are categorized as available-for-sale and carried at fair value.

The Palatin shares consist of the following:

	April 30, 2006	July 31, 2005

170,000 shares of Palatin – fair value	$368,220	$—

Original basis	$295,596	$—

At July 31, 2005, the Palatin shares we received contained a legend indicating that they were restricted and not registered for resale, and therefore the value of the shares was included in receivables, as Palatin had agreed to give us unrestricted shares (see Note 12). Subsequent to July 31, 2005, Palatin filed a registration statement with the Securities and Exchange Commission to register the shares for sale, and during the quarter ended January 31, 2006, we determined that we could trade the shares even though the legend was still in place, and therefore reclassified them as a current asset in equity securities. We hold the shares of Palatin on our behalf and on behalf of our client. Temporary changes in the fair value of the shares are included in other comprehensive income (loss), except that we do not recognize changes in the fair value of the portion of the shares that we hold on behalf of our client. There were no losses realized relating to the Palatin shares during the three and nine months ended April 30, 2006.

The Clinuvel shares consist of the following:

	April 30, 2006	July 31, 2005

1,913,032 shares of Clinuvel – fair value	$625,261	$558,299

Original basis	$825,682	$825,682

The Clinuvel shares are classified as a noncurrent asset in equity securities since our current intention is to hold the shares as a long term investment. Temporary changes in the fair value of the shares are included in other comprehensive income (loss). There were no losses realized relating to the Clinuvel shares during the three and nine months ended April 30, 2006.

10.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	April 30, 2006	July 31, 2005

Accrued royalties payable	$2,967,262	$2,793,083
Accrued compensation	442,286	1,616,522
Accrued professional fees	172,004	177,605
Accrued other	105,406	103,134
Accrued expenses and other liabilities	$3,686,958	$4,690,344

The decrease in accrued compensation is due principally to the payment during the current year of accrued fiscal 2005 bonus and commissions.

11.    Common Stock Sales Pursuant to Equity Financing

Pursuant to our February 2004 equity financing agreement with Fusion Capital Fund II (“Fusion Capital”), we sold and issued the following shares to Fusion Capital during the three and nine months ended April 30, 2006:

	Cash Received	Shares Sold	Commitment Shares Issued	Total Shares

Three months ended October 31, 2005	$782,456	149,908	5,543	155,451
Three months ended January 31, 2006	617,496	148,053	4,387	152,440
Three months ended April 30, 2006	397,490	115,513	2,823	118,336
Nine months ended April 30, 2006	$1,797,442	413,474	12,753	426,227

We use the proceeds for general working capital needs. The aggregate proceeds received from Fusion Capital pursuant to the equity financing agreement from the date of inception through April 30, 2006, were $4,514,983. Costs previously incurred related to the financing were capitalized and amortized against capital in excess of par value on a pro-rata basis based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the equity financing agreement. As of the end of our first quarter, October 31, 2005, we had sold a total of $3,499,998 of common stock to Fusion Capital pursuant to the equity financing agreement, and had estimated that we would not sell any more shares to Fusion Capital. Accordingly, we amortized the remaining $96,227 of deferred equity financing costs against capital in excess of par value during the three months ended October 31, 2005, which fully amortized the deferred equity financing costs. Subsequent to October 31, 2005, we began selling more common stock to Fusion Capital, and now estimate that we will sell the full $5.0 million of common stock to Fusion Capital. No further amortization of the deferred financing costs has or will occur since the costs have been fully amortized.

12.    Contingencies

Fujitsu

On May 1, 2006, the Court of Appeals for the Federal Circuit (the “CAFC”) heard the University of Illinois’ appeal of a previous summary judgment by a lower court in favor of Fujitsu. The decision of the CAFC is pending, and the timing of any decision is uncertain.

Employment matters

On August 10, 2005, we received notice that John B. Nano, our former President and Chief Executive Officer, had filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint Mr. Nano seeks to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims that CTT allegedly breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claims in his complaint that CTT withdrew the proposed agreement after he communicated his acceptance to the Chairman of our Board of Directors. CTT has opposed Mr. Nano’s application for a prejudgment remedy, has denied and is vigorously defending the allegations in the suit, and has filed a complaint against Mr. Nano (see below). Hearings on the motion were held in November 2005. Further action on this motion is pending.

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

On March 2, 2006, Mr. Nano notified the Occupational Safety and Health Administration (“OSHA”) that he was withdrawing the complaint he filed with OSHA on September 14, 2005, alleging that CTT had violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (also known as the “Sarbanes-Oxley Act”), in connection with the termination of his employment.

On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut in New Haven, Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint Mr. Nano seeks monetary damages, punitive damages, attorneys’ fees, and costs and other remuneration at the option of the court. We believe that the complaint is totally without merit, and intend to defend it vigorously.

Palatin Technologies, Inc.

On June 6, 2006, we notified Palatin that we were demanding arbitration, in accordance with the terms of the license between us for their exclusive use of our technology in developing their experimental therapeutic treatment for male and female sexual dysfunction, to settle disputes we have with Palatin regarding Palatin’s alleged breaches of their license agreement, as well as for tortious acts alleged to have been committed by Palatin. Pursuant to the demand for arbitration, we are seeking monetary and punitive damages, interest, costs and attorneys’ fees. Palatin has not yet responded to our arbitration demand.

On September 14, 2005, we filed a complaint alleging breach of contract against Palatin in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. On November 22, 2005, Palatin filed a motion for summary judgment seeking a dismissal of our complaint and monetary damages, including reimbursement of their legal fees, as sanctions against us for filing the original complaint. We opposed Palatin’s motion for summary judgment, and further, on February 3, 2006, we filed a motion to enlarge the scope of our original complaint, alleging fraudulent behavior by Palatin in their actions in negotiating a mediated settlement of a prior dispute (described below). Further action in this case is pending.

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

The settlement was the result of a mediation of a prior dispute whereby on October 27, 2004, we had demanded arbitration due to our belief that Palatin was in material breach of their license agreement with us since, pursuant to the terms of the license, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King for up to $100 million. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach.

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

Other

We also may be a party to other legal actions and proceedings for which we cannot predict the final outcomes. Since we are unable to estimate the legal expenses or the loss we may incur, or the possible damages we may recover in these actions, if any, we have not accrued any potential gain or loss in our financial statements. We record expenses in connection with these actions as they are incurred.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements about our future expectations, including development and regulatory plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. If and when used in this Form 10-Q, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to market acceptance of and competition for our licensed technologies, growth strategies, operating performance, industry trends, and other risks and uncertainties inherent in our business, including those set forth in Item 7 under the caption “Risk Factors,” in our most recent Annual Report on Form 10-K for the year ended July 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on October 13, 2005, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

We provide technology transfer, sales and licensing services of intellectual property. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain a license to or the right to represent their intellectual property rights, principally patents and inventions (collectively, “Technology”), and they become our clients, for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. We match commercially viable technology solutions to the technology needs of our customers, bridging the gap between market demand and raw innovation. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

We earn revenues primarily from licensing Technologies to our customers (licensees). Our customers pay us royalties based on their use of each Technology, and we share the fees with our clients. We determine the amount of royalty revenue to record when we can estimate the amount of royalties we have earned for a period, which usually occurs when we receive periodic royalty reports from our customers listing their sales of licensed products and the royalties we earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another, sometimes significantly. In addition, revenues will fluctuate from quarter to quarter due to normal fluctuations in revenues of our customers, the receipt of differing magnitudes of revenues from upfront license fees, the granting of new licenses and the expiration of existing licenses, as in the normal course of our business patents expire, and revenues generated one year may not recur in the following year.

Reliance on one revenue source

For both the three and nine months ended April 30, 2006 and 2005, we had a significant concentration of revenues derived from our homocysteine assay Technology. We believe that we have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. The patent for this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. In addition, the validity of this patent has been appealed to the U.S. Supreme Court. If the Supreme Court rules in our favor, then the case is over and our patent will continue to be valid and enforceable. If the Supreme Court invalidates our patent, there will be a material adverse impact on our business, results of operations and cash flows. If the Supreme Court remands the case back to the district court to review its decision, and then if the original decision subsequently is reversed, then the petitioner may, in certain circumstances, try to recover royalties paid to us while the case was under appeal. For further information see Part II, Item 1., “Legal Proceedings”.

Excluding upfront license fees received in the prior year from new homocysteine licenses, our year-to-date revenues from this Technology are higher this year compared to last year. However, we did expect our revenues from this Technology to be higher than they are currently, as the actual number of tests and related royalty revenues from our existing homocysteine licensees trended downward over the last few quarters. This is not unusual in the last year or two prior to the expiration of a patent, although there may be other reasons for the decrease. For example, we believe that part of the decrease may be due to suspected infringers who are selling tests without a license. We filed a patent infringement complaint against one party but we believe that any progress on this and any other new cases we might file may be subject to delaying tactics by the defendant until the Supreme Court appeal is finalized. In addition, we believe that market forces on and business plans of our licensees, over which we have no control, may have changed, resulting in less tests and revenue than we expected. We accelerated our normal audit program of our licensees to make sure we are capturing available revenues, and are researching the homocysteine testing market to better understand the total size of the market, and what we could expect our revenues to be. The results of our research so far have been inconclusive, in part because our licensees generally do not share what they consider to be confidential business plans and strategies with us, including their market research. All of these factors will continue to affect our financial results.

New accounting pronouncement

Effective August 1, 2005 (the beginning of our current fiscal year), we adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), which establishes the accounting required for share-based compensation. FAS 123R requires us to measure the fair value at the grant date, as defined in FAS 123R, of all share-based awards and recognize such value as compensation expense in our statements of operations over the requisite service (vesting) period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement were applied going forward only from the date of adoption to new (issued subsequent to July 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option award which vests after the date of adoption. Thus, we recognize as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results was required. We use the Black-Scholes option-pricing model to measure fair value, which is the same method we used in prior years for disclosure purposes.

The adoption of this pronouncement has resulted in our recognizing expense related to stock options granted to employees, the expense of which is included in personnel and other direct expenses related to revenues, and stock options granted to our directors, the expense of which is included in general and administrative expenses.

Presentation

We rounded all amounts in Item 2 to the nearest thousand dollars, so certain amounts may not total precisely. In addition, all periods discussed in Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations – Three months ended April 30, 2006 (third quarter 2006) vs. three months ended April 30, 2005 (third quarter 2005)

Summary of Results

We incurred a net loss for the third quarter 2006 of $1,054,000, or $0.14 per diluted share, compared to net income of $360,000 or $0.05 per diluted share, for the third quarter 2005, a decrease of $1,414,000 or $0.19 per diluted share. As explained in detail below, the decrease in net income principally is due to a decrease in revenues, as prior year revenues included a one-time settlement of back royalties as a result of a royalty audit, and upfront license fees received on new homocysteine licenses granted in the third quarter 2005, and a general decrease in royalty revenues in the current year from our homocysteine assay.

Revenues

In the third quarter 2006, total revenues were $1,199,000, compared to $2,533,000 for the third quarter 2005, a decrease of $1,334,000, or 53%.

Retained royalties for the third quarter 2006 were $1,043,000, which was $1,035,000, or 50% less than the $2,078,000 of retained royalties reported in the third quarter 2005. The following compares retained royalty revenues by Technology in the third quarter 2006 with the third quarter 2005.

	For the three months ended April 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)

Homocysteine assay	$637,470	$943,854	$(306,384)	(32)%
Gallium arsenide	3,808	584,018	(580,210)	(99)%
Ethyol	272,208	469,968	(197,760)	(42)%
All other Technologies	129,626	80,173	49,453	62%
Total retained royalties	$1,043,112	$2,078,013	$(1,034,901)	(50)%

Of the $944,000 of revenues received in the third quarter 2005 from our homocysteine assay, $214,000 was from upfront fees received upon grants of new licenses in the third quarter 2005. While the receipt of upfront licensee fees is common, the magnitude of such fees has and will fluctuate, sometimes significantly from period to period. In the third quarter 2006 we did not grant any new homocysteine licenses and did not record any upfront license fees. Excluding the upfront license fees from last years revenues, revenues for this Technology for the third quarter 2005 were $730,000, compared to $637,000 in the current year quarter, which is a $93,000, or 13% decrease. The decrease is due to fewer tests performed by one of our larger licensees as a result of a change in that licensee’s market focus.

Prior year revenues from gallium arsenide included a settlement, our share of which was $575,000, for back royalties as a result of a royalty audit of an expired license. We had filed a lawsuit to collect the back royalties. The amount we recorded was net of fees paid to a royalty auditing firm. This settlement accounted for nearly all of the revenue in the third quarter 2005 for this Technology, and without this settlement, royalties essentially would have been flat year-over-year. The patents on this Technology expire later this year so we do not expect significant future revenues for this Technology. We are in negotiations with our client in an attempt to recover a larger portion of the fees we incurred in pursuit of the back royalties, but we have not recorded any potential recovery of such costs.

The decrease in revenues from Ethyol was due solely to timing. Royalties from Ethyol sales are limited to $500,000 per calendar year, and generally are recorded over the third and fourth quarters, though the spread between the quarters varies from year to year. We expect to reach the 2006 maximum in the fourth quarter.

Approximately 61% of our retained royalties for the third quarter 2006 was from the homocysteine assay Technology. As explained above, the patent on this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. In addition, as described above, the validity of this patent has been challenged to the U.S. Supreme Court. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses, and to provide future revenues.

The Royalty legal award of $221,000 in the third quarter 2005 was from our receipt of an award of attorneys’ fees and court costs previously awarded to us by the court related to our successful homocysteine patent infringement case brought against Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”). On January 24, 2005, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) dismissed LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, and, on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty legal award and $10,000 in interest income. We also have sought to be awarded legal fees related to LabCorp’s appeals of this case, and this request is still pending before the court. As described above, LabCorp appealed the original decision to the U.S. Supreme Court, which heard the appeal in March 2006 but has not yet rendered a decision. There were no legal awards in the third quarter 2006.

The Dividend received of $104,000 in the third quarter 2005 was from the accrual of a special cash dividend from our investee, Melanotan Corporation (“MelanoTan”). The dividend was declared and accrued during the third quarter 2005, and received in May 2005. There were no dividends in the third quarter 2006.

Investment income includes dividends and interest earned on our invested cash. Investment income was $155,000 in the third quarter 2006, which was an increase of $63,000, or 67% over the $93,000 reported for the third quarter 2005. The increase was due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year.

The Other income of $36,000 in the third quarter 2005 was principally from consulting services provided by us in the prior year to a foreign client. This contract was terminated at the end of fiscal year 2005. There was no other income in the third quarter 2006.

Expenses

	For the three months ended April 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
Personnel and other direct expenses relating to revenues	$1,353,549	$1,169,779	$183,770	16%
General and administrative expenses	623,875	1,029,759	(405,884)	(39)%
Patent enforcement expenses, net of reimbursements	275,218	7,131	268,087	3759%
Total expenses	$2,252,642	$2,206,669	$45,973	2%

Personnel and other direct expenses relating to revenues increased a net $184,000 in the third quarter 2006, compared to the third quarter 2005, due to a combination of several factors. Personnel expenses increased a net $120,000 in the third quarter 2006, compared to the prior year, principally due to recruiting costs to add new business development and business development support employees, and severance costs. Part of our strategic plan to increase recurring revenues requires that we greatly increase the number of Technologies reviewed and accepted into our portfolio, and we believe that the additional personnel will allow us to accomplish that goal. The additional staff has allowed us to significantly increase our business development activities, including thoroughly evaluating the revenue generating potential of new Technologies prior to acceptance. We believe that this ability will result in better Technologies being added to our portfolio and greater future recurring revenues. There was no such related expense in the prior year. As a result of hiring new employees, we have curtailed our use of paid consultants significantly, and currently we are retaining consultants generally on a success fee basis only. There was no increase in expense in the third quarter 2006, compared to the third quarter 2005, from stock options granted since in the prior year certain stock options were modified, resulting in the recognition of compensation expense of approximately the same amount as in the current year. Other direct expenses relating to revenues increased a net $64,000 as costs to audit our homocysteine licensees were partially offset by decreases in direct costs related to certain Technologies. Our homocysteine licensee audit program is progressing. We have not found significant deficiencies to date.

General and administrative expenses decreased a net $406,000 in the third quarter 2006, compared to the third quarter 2005, principally due to a decrease of $321,000 in legal costs incurred in the prior year in defense of a whistleblower claim filed against us by a former employee that subsequently was dismissed (though the dismissal is being appealed), combined with a $106,000 decrease in costs incurred compared to the prior year to comply with the internal control documentation, testing and audit requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Fiscal year 2005 SOX 404 related costs were high since it was the first time that we were subject to SOX 404, and the initial documentation had to be created and the testing had to be designed and audited. In the current year we only have to update existing internal control documentation and testing, which is less time consuming and costly. In addition, as a result of new SEC regulations granting relief this year to smaller capitalization companies, we will not be required to have our independent auditors test management’s assertions about the effectiveness of our internal controls for fiscal year 2006, which further reduced our current year costs since we did not have to accrue external audit fees for this purpose. We still have compliance costs and such costs will be ongoing, since we have decided that we will maintain our internal control documentation and test our controls internally, even if not explicitly required by the SEC. In future years the SEC may again require our independent auditors to test management’s assertions about the effectiveness of our internal controls. If this occurs our compliance costs will increase to reflect the additional costs of the audit.

Patent enforcement expenses, net of reimbursements, increased a net $268,000 in the third quarter 2006, compared to the third quarter 2005, as we incurred substantial net costs to defend our homocysteine patent at the U.S. Supreme Court, and the cost of increased activity in the current year quarter related to a separate homocysteine patent infringement lawsuit initiated at the beginning of the current fiscal year. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity relating to the litigation.

Provision for income taxes

We did not record a provision in the third quarter 2006 due to the loss incurred during the period. The benefit recorded in the third quarter 2005 was due to a change in estimate of the fiscal year 2005 federal alternative minimum tax (“AMT”) liability. In prior years, we generated significant federal and state income and AMT losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes. Thus, in the last fiscal year we were able to utilize a portion of our NOLs against our regular federal and state taxable income, effectively eliminating our regular income tax liabilities. However, we still were subject to the AMT, where we are limited to using 90% of our NOL against taxable income. As a result of a review of our AMT status, we expect to be eligible for a one-time refund of AMT paid in the prior fiscal year. This will result in a credit of $35,000, and we expect to record the credit in the quarter ending July 31, 2006. We will remain subject to the AMT in future years.

Results of Operations – Nine months ended April 30, 2006 (nine months of 2006) vs. nine months ended April 30, 2005 (nine months of 2005)

Summary of Results

We incurred a net loss for the nine months of 2006 of $2,028,000, or $0.27 per diluted share, compared to net income of $5,285,000, or $0.73 per diluted share, for the nine months of 2005, a decrease of $7,313,000, or $1.00 per diluted share. As explained in detail below, the decrease in net income was due to a decrease in revenues, as revenues for nine months of 2005 included significant upfront license fees received on new homocysteine licenses granted during the period. In addition, during the nine months of 2005, we received royalty legal awards related to a patent infringement case, special dividends, and revenues from a consulting contract that has since been terminated. These items either did not recur in the same magnitude during the nine months of 2006, or did not recur at all in the current year. Offsetting the decrease in revenues, expenses decreased principally due to less incentive compensation accrued in the current year compared to the prior year.

Revenues

In the nine months of 2006, total revenues were $3,836,000, compared to $11,747,000 for the nine months of 2005, a decrease of $7,911,000, or 67%.

Retained royalties for the nine months of 2006 were $3,433,000, which was $6,087,000, or 64% lower than the $9,520,000 of retained royalties reported in the nine months of 2005. The following compares retained royalty revenues by Technology for the nine months of 2006 compared to the nine months of 2005.
	For the nine months ended April 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)

Homocysteine assay	$2,619,808	$7,978,660	$(5,358,852)	(67)%
Gallium arsenide	102,643	721,579	(618,936)	(86)%
Ethyol	272,208	469,968	(197,760)	(42)%
All other Technologies	438,522	350,163	88,359	25%
Total retained royalties	$3,433,181	$9,520,370	$(6,087,189)	(64)%

During the nine months of 2006 we received $386,000 of upfront license fees from grants of new homocysteine licenses. During the nine months of 2005 we received $6,164,000 of upfront license fees received from grants of new homocysteine licenses. While the receipt of upfront licensee fees is common, the magnitude of such fees will fluctuate, sometimes significantly from period to period. Excluding upfront license fees from both years’ revenues, revenues from this Technology for the nine months of 2006 and 2005 were $2,234,000 and $1,815,000, respectively, for an increase of $419,000, or 23%. The increase is due to the inclusion in 2006 of a full nine months of revenues from several licenses granted during the prior year, compared to 2005 revenues received for a partial year only, offset by less tests performed in 2006 by one of our larger licensees as a result of a change in market focus.

The decrease in revenues from gallium arsenide occurred principally because prior year revenues included a one-time settlement, our share of which was $575,000, for back royalties as a result of a royalty audit of an expired license. We had filed a lawsuit to collect the back royalties. The amount we recorded was net of fees paid to a royalty auditing firm. We are in negotiations with our client in an attempt to recover a larger portion of the fees we incurred in pursuit of the back royalties, but we have not recorded any potential recovery of such costs. Excluding this settlement, royalties decreased for the nine months of 2006, compared to the prior year, due to expiring licenses. The patents on this Technology expire later this year so we do not expect significant future revenues for this Technology.

The decrease in revenues from Ethyol was due solely to timing. Royalties from Ethyol sales are limited to $500,000 per calendar year, and generally are recorded over the third and fourth quarters, though the spread between the quarters varies from year to year. We expect to reach the 2006 maximum in the fourth quarter.

Approximately 76% of our retained royalties for the nine months of 2006 was from the homocysteine assay Technology. As explained above, the patent on this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. In addition, as described above, the validity of this patent has been challenged to the U.S. Supreme Court. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

Royalty legal awards of $1,037,000 in the nine months of 2005 were from our share of awards received from LabCorp as a result of our successful homocysteine patent infringement case we brought against LabCorp. During the first quarter of the prior year, we received an award aggregating approximately $6.7 million from LabCorp from the original case. Our share of the $6.7 million payment was $921,000, and we recorded $816,000 in royalty legal awards and $105,000 in interest income. The payment did not include attorneys’ fees or court costs previously awarded that were under appeal with the court. After the CAFC dismissed LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty legal awards and $10,000 in interest income during the third quarter of 2005. The total for the nine months of 2005 was $1,037,000 recorded in royalty legal awards and $115,000 in interest. We also have sought to be awarded legal fees related to LabCorp’s appeals of this case, and this request is still pending before the court. As described above, LabCorp appealed the original decision to the U.S. Supreme Court, which heard the appeal in March 2006 but has not yet rendered a decision. There were no legal awards received in the nine months of 2006.

Dividends received of $784,000 for the nine months of 2005 were from our receipt of two dividends from MelanoTan. In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of common stock of its investee, Clinuvel Pharmaceuticals Limited (“Clinuvel”), an Australian company (formerly EpiTan Limited). As a result, we received 1,252,346 shares of Clinuvel common stock. Previously, we licensed our rights to a sunless tanning Technology to MelanoTan and MelanoTan sublicensed the rights to Clinuvel. MelanoTan also had received shares of common stock of Clinuvel, which is traded on the Australian Stock Exchange under the symbol CUV (quoted in Australian dollars). We estimated the value of the shares received to be $679,000. (Unrealized market price and foreign exchange gains and losses relating to the shares are included in accumulated other comprehensive loss included in shareholders’ interest.) In addition, in April 2005 MelanoTan declared a special cash dividend, and we accrued $104,000 as a result of this dividend, bringing the total dividends received to $784,000 for the nine months of 2005. There were no dividends received in the nine months of 2006.

Investment income increased $85,000, or 28%, in the nine months of 2006, compared to the nine months of 2005. Investment income for the nine months of 2005 included $115,000 in interest income from the legal awards received from LabCorp. Excluding this interest income, investment income for the nine months of 2005 was $191,000, compared to $391,000 in the nine months of 2006, or an increase of $200,000, or 105%. The increase, excluding the LabCorp legal awards, is due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year, as well as significantly higher average cash balances during the nine months of 2006, compared to the nine months of 2005.

Other income in the nine months of 2005 was principally from consulting services provided by us to a foreign client. This contract was terminated at the end of fiscal year 2005.

Expenses

	For the nine months ended April 30,
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Personnel and other direct expenses relating to revenues	$3,347,758	$4,288,985	$(941,227)	(22)%
General and administrative expenses	2,154,874	1,844,630	310,244	17%
Patent enforcement expenses, net of reimbursements	373,812	291,555	82,257	28%
Total expenses	$5,876,444	$6,425,170	$(548,726)	(9)%

Personnel and other direct expenses relating to revenues decreased a net $941,000 in the nine months of 2006, compared to the nine months of 2005, due to a combination of several factors. Personnel expenses decreased a net $818,000 in the nine months of 2006, compared to the prior year, due to a $1,219,000 decrease in commission and bonus expense, as a result of the decrease in our financial results. Partially offsetting the decrease in commission and bonus expense, other personnel costs increased over the prior year an aggregate of $338,000 for recruiting expenses incurred to add business development and business development support staff, and noncash charges related to stock options. As previously explained for the third quarter 2006, we added the business development staff to increase our business development activities, which we believe will, in turn, result in more Technologies being added to our portfolio and ultimately more signed licenses generating future recurring revenues. There was no such expense in the prior year. The stock option compensation expense was for stock options vesting during the nine months of 2006, pursuant to our adoption of FAS 123R. Other direct expenses relating to revenues decreased $123,000, principally as a result of less costs incurred in the nine months of 2006, compared to the prior year, for our review of the feasibility of certain Technologies.

General and administrative expenses increased a net $310,000 in the nine months of 2006, compared to the nine months of 2005, due to a combination of several factors. Legal expenses increased $314,000 in the nine months of 2006, compared to the nine months of 2005, related to our defense of two complaints filed against CTT by our former President and Chief Executive Officer, and the complaint we filed against him seeking monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims (see Part II, Item 1., “Legal Proceedings”). Legal expenses also increased because in the prior year we recorded a $168,000 credit to the expense for a reimbursement from our director’s and officer’s liability insurance carrier for legal costs incurred and expensed in prior years. The costs were incurred in connection with an investigation by the SEC. There was no such credit in the nine months of 2006. Directors’ fees and expenses increased an aggregate of $186,000 as a result of an increase in the annual premium for our directors’ and officers’ liability insurance, and a net increase in expense for the difference between the expense recognized in 2006 pursuant to FAS 123R for stock options issued to our directors, compared to the expense recorded in 2005 relating to a modification of previously issued stock options. Partially offsetting these increases, other legal costs decreased $262,000 from the prior year for defense costs related to a whistleblower claim filed against us by a former employee that subsequently was dismissed (though the dismissal is being appealed), combined with an $86,000 decrease in costs incurred compared to the prior year to comply with the internal control documentation, testing and audit requirements of SOX 404, for the reasons described above for the third quarter 2006.

Patent enforcement expenses, net of reimbursements, increased a net $82,000 in the nine months of 2006, compared to the nine months of 2005, as we incurred substantial costs to defend our homocysteine patent at the U.S. Supreme Court, partially offset by less overall activity in the nine months of 2006, compared to the nine months of 2005 related to other homocysteine patent infringement lawsuits. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity relating to the litigation.

Provision for income taxes

The income tax benefit recorded for the nine months of 2006 was due to a true up during the quarter ended January 31, 2006, of our fiscal 2005 estimated tax liability to the final tax return as filed. During the last fiscal year, we were able to utilize a portion of our NOLs against our regular federal and state taxable income, effectively eliminating our regular income tax liabilities for fiscal 2005. However, we still were subject to the AMT, and the income tax provision recorded for the nine months of 2005 consisted solely of our estimated AMT liability. If we generate taxable income in fiscal 2006 we will be able to utilize our NOLs against any regular income tax liabilities that we may incur for fiscal 2006, but we still will be liable for the AMT. As a result of a review of our AMT status, we expect to be eligible for a one-time refund of AMT paid in the prior fiscal year. This will result in a credit of $35,000, and we expect to record the credit in the quarter ending July 31, 2006. We will remain subject to the AMT in future years.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, to protect and enforce our intellectual property rights, if necessary, and to execute our strategic plan to grow our business. We fund our liquidity requirements principally from our cash on hand, and also cash flows from operations, if any. In addition, we fund our liquidity requirements through sales of common stock pursuant to an equity financing arrangement (see below). At April 30, 2006, we had no outstanding debt or credit facility.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

At April 30, 2006, cash and cash equivalents were $14,460,000, compared to $14,280,000 at July 31, 2005. Cash used in operating activities during the nine months of 2006 was $1,584,000, compared to cash provided by operations of $8,299,000 during the nine months of 2005. The decrease in cash from operating activities in the current period from the prior year period was due principally to the net loss experienced in the current year compared to large net income in the same period of the prior year, and also due to the payment of fiscal 2005 commission and bonus awards during the nine months of 2006 that had been accrued at the end of fiscal 2005, partially offset by an increase in noncurrent royalties payable, due to timing, and noncash charges related to stock compensation. Cash used in investing activities during the nine months of 2006 was $49,000, compared to cash provided by investing activities of $496,000 during the nine months of 2005. In the prior year the cash was provided by the partial collection of an outstanding receivable balance. Cash provided by financing activities during the nine months of 2006 was $1,814,000, compared to $3,450,000 of cash provided during the nine months of 2005. The decrease was due to less stock option exercises (we receive cash equivalent to the exercise price of each stock option exercised), and less sales of our common stock pursuant to our equity financing arrangement (see below), during the nine months of 2006, compared to the nine months of 2005.

Changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on income received and the date when royalty receipts and payments are due to be paid out under our agreements with clients and customers.

Funding and capital requirements

Equity Financing

In February 2004, we entered into an equity financing agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which we could sell, at our option, up to $5.0 million of our common stock to Fusion Capital. During the nine months of 2006, we sold $1,797,000 of our common stock to Fusion Capital. We use the proceeds for general working capital needs. The aggregate proceeds from sales to Fusion Capital pursuant to the equity financing agreement were approximately $4,515,000 from inception through April 30, 2006. We estimate that we will complete the entire $5.0 million of the equity financing agreement during the quarter ended July 31, 2006; however, we may change our estimate at any time. We have the option of entering into another equity financing agreement with Fusion Capital for an additional $5.0 million within a specified time after the termination of the current agreement. We have not determined whether we will exercise our option at this time.

Capital requirements

We are investing funds to find new Technologies and new sources of Technologies, and license the Technologies, specifically by adding more personnel to our business development team and adding personnel to support our expanding global business development activities. We also are researching potential acquisition candidates. We are making these investments in order to grow our business profitably, increase shareholder value, and accomplish our strategic goals. We expect this trend to continue.

Our current lease for office space expires in December 2006 and we have signed a lease for new space. The new office space is larger than our current office in order to accommodate the additional staff and provide for more efficient operations, as all staff will be consolidated onto one floor of the new building, compared to two floors currently. Since the landlord is renovating the new office at his expense, we do not expect to expend significant funds to renovate the new office. We expect the space to be ready for occupation sometime in the summer of 2006, at which time rent payments will commence. We do not expect significant disruption or impact to our operations as a result of the move to the new office. The lease has an initial term of seven (7) years, but at our option may be terminated after five (5) years upon meeting certain conditions. Prior to end of the initial term, we can renew the lease for an additional five-year period, and we have an option to acquire additional space under certain conditions. The base rent is $22.50 per square foot, or approximately $250,000 per year, escalating $1.00 per square foot per year over the life of the lease to $28.50 per square foot in the seventh and final year of the lease. We will be responsible to pay our own utility costs and a pro-rata share of any increase in building common costs above the initial year. Principally because the new space is larger than our current space, our new facilities cost, including rent, will be approximately $125,000 more per year than we currently incur.

As a result of the investments in our future described above, our operating costs have increased significantly, and we expect them to continue to increase over the next fiscal year.

Income taxes

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any regular federal and state income tax liabilities that we may incur for fiscal 2006. If we have taxable income for this and future years, we expect that we will be liable to pay only the federal AMT until we exhaust all of our NOLs (federal and state). The rate that we would pay for the AMT liability is much less than if we had to pay income taxes at statutory income tax rates. However, we cannot determine when and if we will have sufficient income to utilize the benefit of the remainder of our NOLs.

General

The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To achieve and sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors, some of which are beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that the combination of our cash on hand and the ability to raise funds from sales of our common stock to Fusion Capital will be sufficient to meet our current and anticipated operating cash requirements for at least the next fiscal year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have significant market risk to the valuation of our assets other than risks related to our common stock holdings of Palatin Technologies, Inc. (“Palatin”), and Clinuvel. The value of the Palatin stock is included in current assets in equity securities, while the value of the Clinuvel shares is included in noncurrent assets in equity securities, since our current intention is to hold the Clinuvel shares as a long term investment. The value of both stocks is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations relating to the Clinuvel shares, since Clinuvel common stock is traded on the Australian Stock Exchange and the price per share of the stock is quoted in Australian dollars. We currently consider market fluctuations to be temporary. During the three and nine months ended April 30, 2006, the market value of the Clinuvel shares increased (decreased) by $159,950 and $(146,364), respectively, while the exchange rate fluctuations resulted in a foreign currency translation increase of $6,305 and $6,906, respectively. In addition, during the nine months ended April 30, 2006, we reversed the discount originally recorded upon receipt of the Clinuvel shares due to the lapse of the sales restriction, resulting in an unrealized gain of $206,420. The net aggregate unrealized gain on the Clinuvel shares for the three and nine months ended April 30, 2006, was $166,255 and $66,962, respectively. During the three and nine months ended April 30, 2006, the market value of the Palatin shares increased (decreased) $(48,280) and $46,920, respectively. In addition, during the nine months ended April 30, 2006, we reversed the discount originally recorded upon the receipt of the Palatin shares due to our conclusion that the shares could be resold, resulting in an unrealized gain of $25,704. The net aggregate unrealized gain (loss) on the Palatin shares for the three and nine months ended April 30, 2006 was $(48,280) and $72,624, respectively. The total combined net unrealized gain for the three and nine months ended April 30, 2006, was $117,975 and $139,586, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of April 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2006.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 4 and 12 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists sales and issuances of our common stock to Fusion Capital during the three months ended April 30, 2006, pursuant to the $5 million equity financing arrangement with Fusion Capital, as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We issued all of these securities without registration in reliance upon an exemption under Section 4(2) of the Securities Act of 1933 because we made the offers and sales in private placements. The proceeds from these sales were used for general working capital purposes.

Month	Number of shares sold and issued	Total cash Received

February 2006	25,702	$102,502
March 2006	21,845	82,498
April 2006	70,789	212,490
	118,336	$397,490

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

10.27	Lease agreement dated April 28, 2006, between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc.

31.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

Date: June 9, 2006	By:	/s/ D.J. Freed, Ph.D.
Donald J. Freed President, Chief Executive Officer and Authorized Signer

COMPETITIVE TECHNOLOGIES, INC. (the registrant)

Date: June 9, 2006	By:	/s/ Michael D. Davidson
Michael D. Davidson Vice President, Chief Financial Officer, Chief Accounting Officer and Authorized Signer

INDEX TO EXHIBITS

Exhibit No.	Description

10.27	Lease agreement dated April 28, 2006, between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc.

31.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).