Form 10-K
period 2006-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2006-10-30
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Commerce Drive, Suite 100
Fairfield, Connecticut	06825
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	which Registered

Common Stock ($.01 par value)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $29,244,491.

The number of shares of the registrant’s common stock outstanding as of October 23, 2006, was 8,009,380 shares.

DOCUMENT OF WHICH PORTIONS
ARE INCORPORATED BY REFERENCE	LOCATION IN THIS FORM 10-K

Registrant’s definitive proxy statement	Part III - Items 10, 11, 12, 13 and 14

Competitive Technologies, Inc.

PART I

Forward-Looking Statements

Statements about our future expectations, including development plans, and all other statements in this Annual Report on Form 10-K, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-K, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to our ability to obtain rights to market technologies, market acceptance of and competition for our licensed technologies, growth strategies and strategic plans, operating performance and financing of our operations, industry trends, and other risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2006, and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

ITEM 1.	BUSINESS

Overview: Technology Commercialization Services

Competitive Technologies, Inc. (“CTT”), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTT and its subsidiaries (collectively, the “registrant,” “we,” “our,” or “us”), provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We do this in two ways. First, we continually develop relationships with the technology and research arms of universities, independent research institutions, companies, individual inventors, patent attorneys and patent or other intellectual property holders, who we then formally represent, becoming our “Clients”. From our Clients we obtain either the right to serve as their agent, or receive a license from them to their invention, patent or intellectual property rights (collectively, the “Technology”). Our goal is to make a profit for us and our Clients by finding customers, or end users, who have a use for the particular Technology, and granting them a license or a sublicense to the Technology either to commercialize (sell) it, or further develop the Technology. Second, as we also have contacts and relationships with those who have a need or use for particular Technologies (usually other businesses), who may or may not be current customers of ours, we match their needs with one of our Technologies (“reverse marketing”), or find a Technology to fit their needs. Since we focus on both Technologies available (Client side) and Technologies wanted or needed (customer side), we believe that we provide a valuable service in matching market needs to Technology solutions. Using our services provides benefits to both the Technology provider and the user of the Technology; the Client, or Technology provider, can focus on research and invention, rather than on selling and marketing, as we effectively become their marketing department, and the Technology user, or customer, can focus on selling and marketing, rather than on research and development. We also work to maintain and legally enforce our Clients’ and our own patent rights with respect to Technologies, and monitor and address any infringement. Our goal is to maximize the value of Technologies for the benefit of our Clients, customers and shareholders.

When we acquire the rights to commercialize a Technology, we may acquire exclusive or non-exclusive rights, worldwide rights or rights limited to a specific geographic area. When we license or sublicense rights to our customers, we may grant exclusive or non-exclusive rights, worldwide or geographically limited rights and/or we may limit rights to a defined field of use. Technologies can be either early stage, mid stage, or late stage. Currently, we define early stage Technologies as those that require further development and/or testing and regulatory approval before they can be commercialized and generate revenues, such period of time usually being in excess of 30 months. Mid stage are defined as Technologies that require some further refinement, but we believe are closer (approximately 15 - 30 months) to generating revenues than early stage. Late stage Technologies are fully developed and ready to be marketed, with the potential to generate revenues within 15 months. We strive to have a balanced portfolio with Technologies in each stage of the life cycle; our goal is to have over half of our portfolio in late stage Technologies. Currently, we have approximately half our portfolio in late stage Technologies, and we are focused on correcting this imbalance in our portfolio. The stage that a Technology is classified in may change at any time based upon information then available to us. In addition, how we define a stage may change.

We identify and commercialize (or find companies that will commercialize for us) innovative Technologies in life and physical sciences, electronics, and nanotechnologies. Life sciences include medical testing, diagnostics, pharmaceuticals, biotechnologies, medical devices and other medical or biological applications. Physical sciences include chemical, display, and environmental applications. Electronics include communications, semiconductors, Internet related, e-commerce and consumer electronics applications. Nanotechnologies deal with the manipulation of microscopic particles into useful arrangements, and smart or novel materials (a nano particle is one thousand times smaller than the width of a human hair). We currently have Technologies in each of these areas, though a majority of our revenues come from the life sciences area.

We estimate that over the years we have licensed nearly 500 technologies to and from corporations, and can count as our Clients a number of major universities and inventors.

In 2006, we announced a new business initiative to perform valuation and other technology transfer services on a fee-for-service basis to take advantage of our in-house experience and skill sets to generate additional revenues. We expect customers for our services to be individuals, universities, law firms and companies in the intellectual property market. We expect this initiative to take up to three years to fully develop. We also are offering to post on our web site, www.competitivetech.net, Technologies as available for sale or license, positioning such Technology in easy reach of anyone searching for a certain Technology. We then can assist, if needed, in negotiations to license or sell the Technology. This helps us in two ways: it allows us access to more Technologies than we could review and market individually; and it gives us more exposure in the intellectual property marketplace.

Technology Acquisition and Portfolio

We continue to work to expand the number of universities that we have relationships with to increase the number of Clients and Technologies we represent, and are developing programs and marketing specifically designed to establish us as the premier technology commercialization company. One of our strategic goals is to have a “pipeline” of hundreds of Technologies to work with to increase our chances of generating recurring revenues over the long-term.

In addition to contacts with universities, independent research institutions and inventors, we learn of Technologies available when inventors or intellectual property holders hear of our services through publications, news releases, events, or by word-of-mouth, and come to us for evaluation and assistance. An internal committee, established specifically for the purpose of evaluating leads and accepting or rejecting Technologies, continuously evaluates all potential Technologies. Factors in the evaluation process include, but are not limited to, strength of and ability to protect the intellectual property, life stage, further development time (if any) of the Technology, ability to be paired with an existing Technology we have, marketability, market size, potential profitability of the Technology, and whether we have relationships with potential users of the Technology. A majority of the Technologies initially reviewed are rejected. As to those that are accepted, a process then occurs whereby we obtain representation of the Technology. Although when we accept a Technology we believe that we have a chance to market the Technology successfully, market and other forces beyond our control may force us to revise our outlook and possibly reject the Technology even after we have accepted it, or spend more time and expense than we originally planned to protect and market the Technology. In addition, certain Technologies, once accepted, may be dormant for a period of time until a new customer or application is identified for them. As explained in Technology Protection and Litigation, some Technologies may become involved in patent infringement and/or litigation.

Generally, early stage Technologies have limited current revenue potential but may have high long-term revenue potential, while mid stage and late stage Technologies may produce more current revenues but may have limited long-term revenue potential, depending on the time left on the related patent. To be successful, we must review and evaluate hundreds of Technologies since most Technologies we review initially are rejected, and of those that we do accept into our portfolio, we expect that many ultimately will end up being commercially unsuccessful, produce little or no revenues, and eventually be abandoned. We expect that others will produce steady revenues and profitability for a period that could last several years, and a small number will be very successful, producing significant annual revenues for several years, through the life of the patent. When we accept a Technology, we try to obtain the rights to improvements and/or refinements that may extend the patentable life of the Technology and the potential revenues generated. Because of these characteristics, revenues (and profitability) will fluctuate, in some cases significantly, from year to year, and bottom line net income as a percentage of revenues, (return on revenues), may be highly variable. If revenues are not generated as anticipated, we will incur a loss. Since we may not know a Technology’s revenue potential right away, and it often takes a few years before we earn significant revenues from a Technology, we review our portfolio continuously, adding and removing Technologies as deemed necessary. In some cases, more generous license terms, principally financial, are offered to the initial licensees of a Technology than those offered at a later date.

When we review and evaluate a Technology, we usually first sign a non-disclosure confidentiality agreement with the Client or prospective Client. This allows us access to non-public information and other details about the Technology that others are not given, which we agree to keep confidential. When we commercialize the Technology we require similar non-disclosure confidentiality agreements from prospective customers. We include bilateral non-disclosure and confidentiality provisions as part of nearly all license and sublicenses granted to protect the value of the Technology, and our customers’ business dealings and plans. As a result of these obligations, as well as federal regulations on disclosure of non-public information, we may not be able to disclose, and do not disclose except under limited conditions, details about licenses and sublicenses granted or Technologies that we are evaluating, other than certain limited information that we believe is necessary for an understanding of our financial results.

Marketing Technologies

We commercialize our Technologies through many methods, from contacts in research and development, legal firms, marketing and executive levels at major corporations, to attendance at seminars and trade shows. We also perform market research to determine the most likely users of Technologies, and we may contact current or prospective customers to determine if they have an interest in or another use for a new Technology.

Technology Protection and Litigation

An important part of our business is protecting our Technologies from patent infringement, both domestically and internationally. We sometimes assist in the preparation of initial patent applications, and often are responsible for prosecuting and maintaining patents. Unfortunately, patent enforcement also is a part of our business due to both unintentional and willful patent infringement. In the case of unintentional infringement, the infringer usually does not know or realize that a patent exists. These cases often can be resolved by the granting of a license. In cases of willful infringement, certain infringers will continue to infringe absent legal action. In addition, companies will attempt to find “work-arounds” to avoid paying us and our Clients royalties for the use of our Technologies, and at times these “work-arounds” may be successful. We defend our Technologies on behalf of our Clients, CTT and existing licensees, and pursue patent infringement cases through litigation, if necessary. Such actions and cases, even if settled out of court, may take several years to complete, and the expenses of these matters may be borne by our Clients, by us, or shared. Any proceeds then earned by the action usually are shared in the same proportion as the costs. As a result, we may incur significant expenses in some years and be reimbursed for them through proceeds of awards or settlements several years later. Patent law provides for the potential of treble damages in the event of a willful infringement, but such awards are provided solely at the discretion of the court and are not guaranteed as a matter of law.

Revenue Generation

We earn revenues principally from licensing Technology which generates royalty fees based on usage or sales of the Technology. Generally, the agreements we enter into with our Clients and customers are for the duration of the Technology life, which usually is determined by applicable patent law. When our customers pay us royalties, we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients’ shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive annual minimum royalty payments and/or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. In certain of our sublicense or license arrangements, we may receive an upfront license fee upon execution of the license. Our fees generally are non-refundable, and, except for annual minimum royalties due, usually are not creditable against future royalties. In certain cases, we may waive the first year or few years royalty fees in consideration for the upfront fee. In some cases, we apply the upfront fee or initial royalty fees to reimburse patent prosecution and/or  maintenance costs incurred by either party. In these cases, we record the payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

We set forth the terms of our licensing arrangements in separate written agreements with our Clients and with our customers. Generally, we enter into single element arrangements with our customers, under which we have no significant obligations, after executing the agreements, other than patent prosecution and maintenance. In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements, the revenue recognition for which is described above, we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on the verifiable objective evidence available. We also may have milestone billing arrangements, whereby our policy generally is to recognize non-refundable, upfront fees ratably over the entire arrangement and milestone payments as the specified milestone is achieved, though we evaluate such billing arrangements on a case-by-case basis, and record revenues as appropriate. We do not have any multiple element or significant milestone billing arrangements at this time, but we have had such arrangements in the past and could have such arrangements in the future.

Currently, we have a concentration of retained royalties derived from four Technologies. We actively are marketing our other current Technologies, and seeking new Technologies both to mitigate this concentration of revenues and provide us with a more steady future revenue stream. The Technologies that produced either revenues equal to or exceeding 15% of our total retained royalties revenue, or at least $250,000 in 2006, 2005 or 2004 were:

	2006	2005	2004

Homocysteine assay	$3,196,000	$8,932,000	$651,000
Ethyol™	$483,000	$500,000	$500,000
Gallium arsenide	$184,000	$860,000	$334,000
Sexual dysfunction	$60,000	$843,000	$60,000

As a percentage of total retained royalties for the same periods, these Technologies represented:

	2006	2005	2004

Homocysteine assay	70%	77%	31%
Ethyol	11%	4%	24%
Gallium arsenide	4%	8%	16%
Sexual dysfunction	1%	7%	3%

The homocysteine assay (life sciences) is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine may be a primary risk factor for cardiovascular, vascular and Alzheimer’s diseases, and rheumatoid arthritis. Our U.S. patent that covers this homocysteine assay expires in July 2007. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ethyol (life sciences) is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute (“SRI”), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI pays us up to a maximum of $500,000 per calendar year from Ethyol license income it receives. Since calendar 2002 we have received the maximum revenue each calendar year. This patent expires in December 2010.

Gallium arsenide (electronics) is used to improve semiconductor operating characteristics. U.S. patents were issued from March 1983 to May 1989. Patents expired starting in May 2001 and the last patent expired in September 2006. After September 2006, we will not receive any significant future royalties for this Technology.

The current year revenue related to our sexual dysfunction (life sciences) Technology was due to the receipt of an annual minimum license fee. The minimum fee is due until such time as the Technology is commercialized, whereupon royalties will be due if higher than the minimum. The increase in revenues in 2005 was due to a settlement with Palatin Technologies, Inc. (“Palatin”), our licensee, related to a certain fees received by Palatin in 2005. Pursuant to our license, we are entitled to a portion of fees Palatin receives. For further information, see Item 3. Legal Proceedings. This Technology consists of a therapeutic drug to treat male and female sexual dysfunction which is undergoing testing prior to approval. Final approval, assuming testing is successful, is still several years away.

We also earn revenues from royalty legal awards. Such awards may be significant, generally are non-recurring and the result of successful patent enforcement actions, and may include punitive damages, attorneys’ fees, court costs and interest. Out-of-court settlements may occur prior to or during trials. Revenues from out of court settlements usually are included in retained royalties.

Other Technologies in our life sciences portfolio (many of which are subject to testing, clinical trials and approvals) include: a nanoparticle bone cement biomaterial (licensed to Soteira Inc.), which has a broad range of potential applications, including dental, spinal and other bone related applications (currently undergoing testing and we expect it will take two-to-three years for approval); a sunless tanning agent that may prevent skin cancer from unprotected exposure to the sun (licensed to Clinuvel Pharmaceuticals, Limited (Australia)); Therapik™, a device that alleviates the effect of insect bites and stings; a Technology that cost-effectively is used to reduce cholesterol in dairy products, including milk and cheese, without sacrificing taste or nutritional value; a green tea based cleanser formulation used in skin products; and a new lupus detection test.

Our electronics portfolio includes: an early stage video and audio signal processing Technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), and used in streaming video products for personal computers and wireless devices, including mobile phones; an event driven information system that uses radio frequency identification Technology, used for event driven tracking of definable assets and personnel; encryption Technology that operates at high speeds with low memory requirements to secure applications used on the internet, telecommunications, smart cards and e-commerce; and AccuSpeech™, an interactive software platform designed to help individuals master English when it is not their native language.

Our physical sciences portfolio includes: a high brightness light emitting diode that provides twice the light intensity with low power consumption without an increase in costs; clean, renewable fuel technologies, including patented alternative fuel formulations and a method to convert municipal waste to fuel grade ethanol and certain marketable chemicals; and a method for accelerating steel cutting that has a variety of uses.

Retained Royalties from Foreign Sources

We have developed relationships with Asian companies seeking technology solutions. Retained royalties received from foreign licensees totaled approximately $477,000, $757,000, and $520,000, in 2006, 2005 and 2004, respectively. Of the foreign sourced royalties received, $334,000, $402,000 and $397,000, in 2006, 2005 and 2004, respectively, were from Japanese licenses.

Investments

From time to time in the past, in addition to providing other forms of assistance, we have funded certain development-stage companies to exploit specific Technologies.

Employees

As of October 2, 2006, we employed 20 people (full-time equivalents). We also employ independent consultants who provide us with business development services under contracts with us. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside technical and professional specialists to satisfy our Clients’ and customers’ unique technology needs.

Code of Ethics

Our Board of Directors adopted a revised Corporate Standards of Conduct for all directors, officers, employees and consultants in January 2005. A copy of it was filed as Exhibit 14.1 to our Current Report on Form 8-K dated January 14, 2005.

Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on or through our website, http://www.competitivetech.net, as soon as reasonably practicable after they are filed. The content of our website is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

You also may read and copy materials we file with the SEC on the SEC’s website at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

Fiscal Year

Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively.

ITEM 1A.	RISK FACTORS

The risk factors described below are not all inclusive. All of these risk factors should be considered carefully when evaluating our results, operations, financial position, strategies and trends. We undertake no obligation to update any forward-looking statement or risk factor. Additionally, there may be other risks and uncertainties that we have not highlighted herein that may become material factors affecting our operations and business success.

We derived more than 86% of our retained royalties in fiscal 2006 from four Technologies.

We derived approximately $3,924,000, or 86%, of 2006 retained royalties from four Technologies: $3,196,000, or 70%, from the homocysteine assay, $483,000, or 11%, from Ethyol, $184,000, or 4%, from gallium arsenide patents, and $60,000, or 1%, from sexual dysfunction patents. In fiscal 2005, we derived approximately 96% of our retained royalties from the same four Technologies.

Our U.S. patent that covers the homocysteine assay expires in July 2007, and we will not receive significant revenues from this Technology after that date. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and since calendar 2002 we have received the maximum. We expect Ethyol retained royalties to continue at their 2006 level for several years (this patent expires in December 2010). In September 2006, the last of the gallium arsenide patents expired and we will not receive significant royalty revenue after that date. For the impact of expiring licenses, see below.

Such a concentration of revenues makes our operations vulnerable to changes in and/or patent expiration of any one of them, especially the homocysteine assay, and such changes could have a significant adverse impact on our financial position.

Certain of our licensed patents have recently expired or will expire in the near future and we may not be able to replace their royalty revenues.

In 2006, we derived retained royalties from licenses on twenty-two (22) patented Technologies. We expect royalties from eleven (11) of those patented Technologies to expire in the next five years. Those patented Technologies represented approximately 92% of our retained royalties in 2006. Fiscal 2006 retained royalties of approximately $3,199,500, or 70%, $280,200, or 6%, and $484,300, or 11%, respectively, were from patents expiring in fiscal 2007, 2009 and 2011. The loss of these royalties, especially the homocysteine assay, will materially, adversely affect our operating results if we are unable to replace them with revenues from other licenses or other sources. Since it often takes two or more years for a Technology to produce significant revenues, we must continuously seek new sources of future revenues.

In three of the last five fiscal years, we have incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may involve significant dilution to existing stockholders.

The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2006:

	2006	2005	2004	2003	2002

Net income (loss)	$(2,377,224)	$5,701,787	$2,954,529	$(1,935,301)	$(4,016,428)
Net cash flows from:
Operating activities	(3,527,318)	5,006,936	2,328,684	(1,604,910)	(1,666,360)
Investing activities	(141,644)	803,220	499,663	221,910	(464,222)
Financing activities	2,298,726	4,159,711	(22,962)	--	--
Net increase (decrease) in cash and cash equivalents	$(1,370,236)	$9,969,867	$2,805,385	$(1,383,000)	$(2,130,582)

The recurring revenue stream we have currently is insufficient for us to be profitable with our present cost structure. In 2004 and 2005, we were profitable because of large, upfront license fees received related to our homocysteine Technology, the magnitude of which was unusually high and did not recur in 2006, and infrequently occurring revenues, including legal awards and dividends. Without these revenues, we would have incurred a loss in both years, and for all of the five years ended July 31, 2006. To return to and sustain profitability, we must increase recurring revenues by successfully licensing Technologies with current and long-term revenue streams, and we must continually add new such licenses. In addition, we must control our costs, including litigation related costs. Without such actions, our current cash position will deteriorate.

Our future royalty revenues, obtaining rights to new Technologies, granting licenses, enforcing intellectual property rights, and profits or losses are subject to many factors outside our control, or that we currently cannot anticipate, including technological changes and developments, economic cycles, and the ability of our licensees to commercialize our Technologies successfully. Consequently, we may not be able to generate sufficient revenues to be profitable. Although we cannot be assured that we will be successful in these efforts, we believe that our new business plan initiated in 2006, and our capital resources will sustain us at least through fiscal 2007.

We have no outstanding debt or available credit facility, and we believe that it would be very difficult to obtain any form of debt financing due to the current composition of our balance sheet, and unpredictable nature of our annual cash flows. Thus, our financing options currently are limited, and we must rely on cash on hand and cash flows, if any, from operations, though this situation could change in the future. We did obtain equity financing in 2004 which we completed in 2006. We continue to review financing options for our business, which may in the future include more equity financing. If we do enter into an equity financing arrangement in the future, and if we do sell shares of our common stock pursuant to such financing to raise cash to operate the business, then existing holders of our common stock may suffer significant dilution to their equity position.

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

We rely on royalties received from our customers for revenues. The royalties we receive from our customers depend on their efforts and expenditures and we have no control over their efforts or expenditures. Additionally, our customers’ development of new products involves great risk since many new Technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require customers to advise us of problems they may encounter in attempting to develop commercial products and they usually treat such information as confidential. We expect that our customers will encounter problems frequently. Our customers’ failure to resolve such problems may result in a material adverse effect on our business, operating results and financial condition.

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

A former President and Chief Executive Officer and CTT have been named in a civil suit filed by the SEC. Until this matter is resolved, our stock price may be adversely impacted, and our operations and expenses may be negatively affected.

On August 11, 2004, the SEC filed a civil suit naming Competitive Technologies, Inc., our former President and Chief Executive Officer (“CEO”) from 2001, and six individual brokers in the United States District Court for the District of Connecticut, alleging that from at least July 1998 to June 2001, CTT was involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit, and on July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a motion for summary judgment to dismiss the case. On June 15, 2006, the SEC filed a motion to oppose our motion for summary judgment. Further action in this case is pending. If our motion for summary judgement is not successful, we expect that the case will go to trial sometime in 2007. Defense costs incurred since August 2004 relating to this suit are being covered by our directors and officers insurance carrier, however, we cannot be certain that all future costs, including potential fines and penalties, will be covered by our insurance carrier.

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

We are currently involved in lawsuits that historically have involved significant legal expenses. In addition, our most recent former President and CEO filed a complaint against us seeking certain damages, and we have filed a complaint against him for monetary and punitive damages. If the courts or regulatory agencies in these suits or actions decide against us, this could have a material adverse effect on our business, results of operations and financial condition. In addition, legal fees and other costs we incurred in 2006 relating to these cases were significant, and the amount of costs we incur in the future may be significant.

For a complete description of all of the lawsuits we are involved in, see Item 3. Legal Proceedings.

Two of our officers have demanded a significant amount of additional compensation from us.

On September 29, 2006, we received a demand letter from an attorney representing two of our officers (neither of whom is our Chief Executive, Operating or Financial Officer), demanding approximately $300,000 in total for commission payments alleged to be due them for 2006 under our prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in 2005 related to new homocysteine licenses granted in 2005, and are claiming that the company is obligated, and they were promised that the payments would continue for a period of two (2) years thereafter. It also is claimed in the letter that these individuals anticipate that they would be entitled to at least an aggregate additional $350,000 in commission payments in 2007. We are investigating this matter, but expect to vigorously defend any litigation that may arise from it. Pending completion of the investigation, we have put these individuals on administrative leave with pay. We cannot estimate the amount of costs we may incur relating to this matter, but the costs may be significant, although a portion of the costs may be covered by insurance.

Our revenue growth depends on our ability to understand the Technology requirements of our customers in the context of their markets. If we fail to understand their Technology needs or markets, we limit our ability to meet those needs and to generate revenues.

We believe that by focusing on the Technology needs of our customers, we are better positioned to generate revenues by providing Technology solutions to them. In this way, the market demands of our customers drive our revenues. The better we understand their markets and requirements, the better we are able to identify and obtain effective Technology solutions for our customers. We rely on our professional staff and contract business development consultants to understand our customers’ technical, commercial, and market requirements and constraints, and to identify and obtain effective Technology solutions for them.

Our success depends on our ability to attract and retain key personnel.

Our success depends on the knowledge, efforts and abilities of a small number of key personnel. Dr. D. J. Freed is our President and Chief Executive Officer, Michael E. Kiley is our Senior Vice President and Chief Operating Officer, and Michael D. Davidson is our Senior Vice President and Chief Financial Officer. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary breadth and depth of experience is intense and we cannot assure you that we will be able to continue to attract and retain qualified personnel. If we are unable to hire and retain highly qualified professionals and consultants, especially with our small number of staff, our revenues, prospects, financial condition and future activities could be materially adversely affected.

Our customers, and therefore we, depend on receiving government approvals to exploit certain licensed products commercially.

Commercial exploitation of some licensed patents may require the approval of governmental regulatory agencies, especially in the life sciences area, and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration (“FDA”). The FDA’s approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S., and therefore we will not receive royalty income based on U.S. sales of the product.

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

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by the American Stock Exchange in response to the Sarbanes-Oxley Act of 2002, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have increased our legal, audit, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. The additional costs are expected to continue. In addition, these new rules and regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive office is approximately 11,000 square feet of leased space in an office building in Fairfield, Connecticut, to which we moved on August 24, 2006. Under the terms of a seven-year lease signed April 28, 2006, and as subsequently amended, the commencement date (the date at which we are responsible for paying rent) of the lease was September 1, 2006, and the lease expires September 1, 2013. We have an option to terminate the lease after five years upon making a small payment, and we have an option to renew the lease for an additional five years on similar terms and conditions. The lease also provides for an average (over the life of the lease) annual base rent of approximately $267,000, after incentives, but exclusive of taxes, climate control, power and maintenance. The lease for our prior executive office expires December 31, 2006, but we are not responsible for rent payments after September 1, 2006, due to an incentive reached with our new landlord and a change in the prior lease whereby we were released from a portion of the lease in exchange for vacating the space prior to September 1, 2006. We believe that our facilities are adequate for our current and near-term operations.

ITEM 3.	LEGAL PROCEEDINGS

Fujitsu

In December 2000, (coincident with filing a complaint with the United States International Trade Commission (“ITC”) that was withdrawn in 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al., collectively, “Fujitsu”) in the United States District Court for the Central District of Illinois, seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our Client, the University of Illinois. The two patents cover energy recovery technology for flat plasma display panels. In May 2002, the Central District Court of Illinois granted Fujitsu’s motion to transfer this case to the Northern District of California.

In September 2001, Fujitsu filed counterclaims against us and the University of Illinois in the United States District Court for the District of Delaware (which subsequently were dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In late 2002, we were dismissed as co-plaintiff from this litigation, but we retained our economic interest in any potential favorable outcome.

On July 1, 2004, the court granted summary judgment in favor of Fujitsu. The University of Illinois appealed the decision. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University’s appeal.

On May 1, 2006, the Court of Appeals for the Federal Circuit (the “CAFC”) heard the University of Illinois’ appeal of the summary judgment. On June 15, 2006, the CAFC ruled in favor of Fujitsu, effectively ending the case. The only claims in this matter still outstanding are Fujitsu’s counterclaims against the University of Illinois and CTT. Fujitsu is proceeding with their counterclaims, in which they are claiming at least $5 million in damages plus punitive damages, costs and interest. We cannot determine the timing or what, if any, the amount that our liability may be if the counterclaims are successful, or the amount of defense costs we might incur.

Carolina Liquid Chemistries Corporation, et al.

On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation (“Carolina Liquid”) in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. Subsequently, we amended our complaint to add as defendants Catch, Inc. (“Catch”) and the Diazyme Laboratories Division of General Atomics (“Diazyme”). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. Further action in this case is pending.

Palatin Technologies, Inc.

On September 14, 2005, we filed a complaint in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, against Palatin, in which we allege breach of contract by Palatin of a mediated settlement agreement we signed with Palatin on June 17, 2005 (the “Mediated Settlement”), relating to a license between Palatin and us for Palatin’s exclusive use of our Technology in developing their experimental therapeutic treatment for male and female sexual dysfunction (the “License”). In our complaint we are seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. On November 22, 2005, Palatin filed a motion for summary judgment seeking a dismissal of our complaint and monetary damages, including reimbursement of their legal fees, as sanctions against us for filing the original complaint (this motion was denied on July 12, 2006). On February 3, 2006, we filed a motion to enlarge the scope of our original complaint, alleging fraudulent behavior by Palatin in their actions in negotiating the Mediated Settlement, as we believe that Palatin was aware that they were unable to issue fully unrestricted shares of their common stock at the time that they agreed to do so as part of the Mediated Settlement, but agreed to do so anyway.

Pursuant to the terms of the License, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach, and later demand arbitration for the breach. We agreed first to try to mediate the dispute with Palatin, and on June 17, 2005, we signed the Mediated Settlement agreement with Palatin. Pursuant to the Mediated Settlement, Palatin made a cash payment to us of $1,700,000, and further agreed to issue to us promptly 170,000 shares of Palatin unrestricted common stock. The settlement we received was for both us and our Clients.

On July 5, 2005, Palatin issued restricted shares to us that were not registered for resale, which was not in accordance with the Mediated Settlement, as we were restricted from selling, transferring or otherwise disposing of the shares. Since Palatin failed to issue us unrestricted shares and honor the Mediated Settlement, we filed the complaint against them seeking, at a minimum, unrestricted shares and reimbursement of costs that we incurred as a result of Palatin’s breach of the settlement. On October 13, 2005, Palatin filed a registration statement (prospectus) with the SEC to register the restricted shares for sale, and we later determined that we could trade the shares even though the legend on the share certificate is still in place. We continued to pursue the complaint filed against Palatin to recover our costs and preserve our rights under the License.

We believe that the Mediated Settlement referred only to the disposition of the specific $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin under their agreement. Palatin has made statements in their public filings that the June 17, 2005 Mediated Settlement released them from any other obligations to us relating to any other future payments received from King. In addition, Palatin has made other public filings in which they stated that they did not believe that any license from us was needed to commercialize their sexual dysfunction therapeutic product. We disagree with these and any other similar such statements. Palatin also has received additional amounts from King since their receipt of the initial $20 million payment; however, they have refused to acknowledge that they owe us any additional amounts pursuant to the License. Thus, as a result of Palatin’s additional alleged breaches of the license and tortious acts, on June 6, 2006, we demanded arbitration, as required by the License, to settle the new issues. On July 20, 2006, we filed our claims with the American Arbitration Association.

Further action in both the court case and the arbitration is pending.

Employment Matters

Employment matters - former President and Chief Executive Officer

On August 10, 2005, we received notice that John B. Nano, our former President and CEO from June 2002 to June 2005, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint, Mr. Nano sought to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claim that CTT allegedly had breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a draft but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claims in his complaint that CTT withdrew the proposed draft agreement after he communicated his acceptance to the Chairman of CTT’s Board of Directors. We have opposed Mr. Nano’s application for a prejudgment remedy; and, have denied and are vigorously defending the allegations in the complaint. Hearings on the motion were held in November 2005. Further action on this motion is pending.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration (“OSHA”), alleging a violation by CTT of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) in connection with the termination of his employment. We believe that the complaint was totally without merit, and filed an answer to the OSHA inquiry on October 3, 2005. On March 2, 2006, Mr. Nano notified OSHA that he was withdrawing his complaint, and reserved his right to file the action in U.S. District Court.

On December 7, 2005, we filed a complaint against Mr. Nano in the Superior Court in the Judicial District of Stamford, Connecticut, for monetary and punitive damages, alleging breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims, including a request for an injunction preventing Mr. Nano from competing with CTT with products and business contacts originally coming to Mr. Nano’s attention through his employment at CTT. Further action on this matter is pending.

On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint, Mr. Nano seeks monetary damages, punitive damages, attorneys’ fees, and costs and other remuneration at the option of the court. We believe that the complaint is totally without merit, and intend to defend it vigorously.

Legal fees incurred relating to these matters totaled $371,368 in 2006. We cannot predict the ultimate resolution of these matters, or the total amount of legal fees or other expenses that we will incur going forward relating to these matters.

Employment matters - other former employees

On February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Sarbanes-Oxley Act by terminating Wil Jacques and Scott Bechtel in June 2003. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. Jacques and Bechtel contended that they were improperly terminated for raising concerns about financial reporting. We contended that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, that the conclusions drawn by OSHA were legally erroneous, and that we were not liable to the complainants for any amount.

The OSHA finding did not constitute a final agency order. In accordance with law and regulation, in February 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge (“ALJ”) of the U.S. Department of Labor (“DOL”). The hearing was held in May 2005. On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding, which later was approved by the ALJ, whereby all claims against CTT by Jacques were resolved. Pursuant to the settlement with Jacques, CTT paid plaintiff Jacques a lump sum payment and reimbursement for certain reasonable legal fees, and agreed to pay him certain minimum consulting fees in 2006 and 2007. The lump sum payment and legal fee reimbursement were recorded in 2005. The consulting fees are not significant, and are recorded as they are paid.

On October 6, 2005, the ALJ’s findings were issued, in which all of the claims of Mr. Bechtel were dismissed, and further, that the issue of damages was not relevant since the plaintiff failed to carry his burden of proof. The plaintiff filed an appeal with the DOL on October 19, 2005. The motion for appeal was granted, and it is still outstanding. In addition, Mr. Bechtel filed a separate complaint with OSHA alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with his reinstatement. We filed a response and a request for dismissal of this complaint on November 16, 2005. On November 23, 2005, this complaint was dismissed by OSHA. We cannot predict the total amount of legal fees or other expenses that we will incur going forward relating to this matter. Legal fees incurred since the inception of this matter through July 31, 2006, were $893,743, including $111,817 incurred in 2006. After the ALJ’s findings were issued, Mr. Bechtel left CTT on his own initiative.

Separate from the hearing before the ALJ, Mr. Bechtel sought to have the reinstatement order upheld by the United States District Court, District of Connecticut (the “District Court”). The reinstatement order would have required reinstatement as of February 8, 2005. CTT opposed Mr. Bechtel’s request. On May 13, 2005, the District Court granted Bechtel and the DOL a preliminary injunction requiring us to comply with the DOL reinstatement order and directed CTT to reinstate Mr. Bechtel. On May 16, 2005, CTT filed for a reconsideration and/or modification of the May 13, 2005 order. On May 23, 2005, the District Court granted CTT’s motion for reconsideration, but did not change the ruling requiring reinstatement. The DOL joined with Mr. Bechtel and requested a show cause hearing before the District Court as to why CTT should not be held in contempt of court for not complying immediately with the reinstatement order. On July 27, 2005, a show cause hearing was held at the District Court. CTT then reinstated plaintiff Bechtel effective back to February 8, 2005, and promptly appealed the District Court’s earlier ruling to the U.S. Court of Appeals for the 2nd Circuit, sitting in New York. On May 1, 2006, the 2nd Circuit Court of Appeals ruled in favor of CTT, finding that the District Court lacked the ability to enforce the reinstatement, and eliminating the possibility of contempt charges being levied against CTT. Since we had previously reinstated Mr. Bechtel, and he had left CTT of his own volition after the ruling by the ALJ in the underlying case, the 2nd Circuit ruling had no financial impact on us. This ruling was not appealed and it became final.

Securities and Exchange Commission

On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Competitive Technologies, Inc., our former President and CEO in 2001, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. Further action in this case is pending. If our motion for summary judgment is not successful, we expect that the case will go to trial sometime in 2007.

Laboratory Corporation of America Holdings d/b/a LabCorp

On June 22, 2006, the U.S. Supreme Court (the “Supreme Court”) ruled that the writ of certiorari previously granted to Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), had been improvidently granted, thus dismissing the writ and ending LabCorp’s appeal of this homocysteine assay infringement case originally filed on May 4, 1999 (described below) in the United States District Court for the District of Colorado. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On September 21, 2006, the district court ruled on the remaining outstanding motions and claims related to this case, and as result of the ruling, the case effectively ended with no further awards granted.

The original case was filed against LabCorp in 1999 by Metabolite Laboratories, Inc. (“MLI”) and us (collectively, the “Plaintiffs”) alleging, in part, breach of contract and patent infringement, and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp had willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In an amended judgment issued in November 2002, the court awarded CTT approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys’ fees, and $132,000 in prejudgment interest, and had issued a permanent injunction barring LabCorp from performing future homocysteine assays. The injunction against performing tests was stayed by the court pursuant to a stipulated court order that expired in April 2005 (pursuant to the stipulated order LabCorp was allowed to perform assays in exchange for paying a royalty). LabCorp appealed the judgment, and on August 5, 2004, the CAFC denied LabCorp’s appeal for a rehearing or a rehearing en banc (rehearing by the full CAFC). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million, our share of which was $921,000, and we recorded $815,000 in royalty legal awards and $105,000 in interest income during 2005. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case. Subsequently, we received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty legal awards and $10,000 in interest income, also in 2005. After this decision, on November 3, 2004, LabCorp had appealed the case to the Supreme Court.

We did not receive any awards from this case in 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

Other

On May 17, 2006, we filed a complaint against Dr. Arnold H. Pross in the New York Supreme Court in Nassau County, alleging the posting of defamatory statements against our current President and Chief Executive Officer, as well as CTT, on public message boards. On July 20, 2006, Dr. Pross filed a motion to dismiss our complaint based upon a lack of personal jurisdiction. On October 13, 2006, we filed a motion opposing Dr. Pross’ motion. Further action in this case is pending the resolution of the outstanding motions.

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

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, their ages and background information are as follows:

Dr. Donald J. Freed, 64, has served as our President and Chief Executive Officer since June 2005. Dr. Freed was our Executive Vice President and Chief Technology Officer from January 1, 2004 to June 2005. From April 2003 to December 2003, he was engaged as a consultant to us. From November 1998 through March 2003, he served as Vice President, Business Development, and prior thereto, as Vice President of Marketing of Nanophase Technologies Corporation, a publicly held nanomaterials company.

Michael E. Kiley, 49, has served as our Chief Operating Officer since July 2006. From August 2005 to July 2006, he was Executive Vice President and Chief Technology Officer, and from March 2004 to August 2005, he was Vice President, Digital Business Development. From November 2002 to March 2004, he was employed as a business development consultant to CTT. From December 2000 to November 2002, he was Program Manager of Navy Cost Reduction Technology for Pennsylvania State University’s Applied Research Laboratory.

Michael D. Davidson, 47, has served as our Vice President and Chief Financial Officer since May 2004. In July 2006 he became Senior Vice President and Chief Financial Officer. From 1998 through 2004, he was with First Aviation Services Inc., (a provider of parts and services to the aerospace industry) in various capacities, including financial consultant, Vice President, Chief Financial Officer and Corporate Secretary, and as its Controller.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information. Our common stock is listed on the American Stock Exchange under the ticker symbol CTT. The following table sets forth the quarterly high and low sales prices of our common stock as reported by the American Stock Exchange for the periods indicated.

Year Ended July 31, 2006			Year Ended July 31, 2005
	High	Low		High	Low
First Quarter	$7.03	$4.71	First Quarter	$5.75	$3.36
Second Quarter	$5.35	$3.61	Second Quarter	$13.39	$4.97
Third Quarter	$5.00	$3.01	Third Quarter	$15.55	$6.30
Fourth Quarter	$3.95	$2.10	Fourth Quarter	$11.67	$5.61

(b) Holders. At October 16, 2006, there were approximately 554 holders of record of our common stock.

(c) Dividends. No cash dividends were declared on our common stock during the last two fiscal years.

(d) Sales and issuances of unregistered securities. During the year ended July 31, 2006, we sold and issued a total of 595,092 shares of common stock pursuant to a $5 million equity financing arrangement, receiving a total of $2,282,459 in cash. The equity financing arrangement was completed and terminated in the fourth quarter of 2006 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). All of the securities issued were issued without registration in reliance upon an exemption under Section 4(2) of the Securities Act because we made the offers and sales in private placements, but were registered under the Securities Act for resale by the purchaser.

COMPETITIVE TECHNOLOGIES, INC.

ITEM 6.	SELECTED FINANCIAL DATA (1) (4)

	Year ended July 31,
	2006	2005	2004	2003	2002
Statement of Operations Summary:
Total revenues (2)	$5,187,631	$14,174,354	$8,021,654	$3,319,556	$2,695,650
Net income (loss) (2) (3)	$(2,377,224)	$5,701,787	$2,954,529	$(1,935,301)	$(4,016,428)
Net income (loss) per share:
Basic	$(0.31)	$0.84	$0.47	$(0.31)	$(0.65)
Assuming dilution	$(0.31)	$0.78	$0.46	$(0.31)	$(0.65)
Weighted average number of common shares outstanding:
Basic	7,651,635	6,762,553	6,247,588	6,182,657	6,148,022
Assuming dilution	7,651,635	7,324,701	6,456,860	6,182,657	6,148,022

Year-end Balance Sheet Summary:	At July 31,
Cash and cash equivalents	$12,909,311	$14,279,547	$4,309,680	$1,504,295	$2,887,295
Total assets	18,416,901	19,441,093	6,680,807	2,952,501	6,399,783
Total long-term obligations	—	—	—	—	—
Total shareholders' interest	14,454,200	14,107,881	4,938,518	1,169,427	2,992,643

(1)	This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All amounts in these notes are approximate.

(2)
2006 includes upfront license fees totaling $460,000. 2005 includes homocysteine upfront license fees totaling $6,181,000, settlements with JDS Uniphase and Palatin totaling $1,390,000, $930,000 of dividends, and $1,037,000 from LabCorp awards. 2004 includes $4,694,000 from the MaternaTM legal award and $1,203,000 from the Unilens settlement and stock sale. 2003 includes $600,000 relating to the Materna award.

(3)
2006 includes $398,000 of noncash compensation expense related to stock options and $371,000 of legal costs relating to our former President and Chief Executive Officer. 2005 includes $170,000 of noncash compensation expense related to stock options, $782,000 in defense costs relating to the OSHA claim, and $228,000 relating to compliance with Section 404 of the Sarbanes-Oxley Act. 2003 includes $341,000 of corporate legal expenses directly related to the SEC investigation, $482,000 of impairment charges on intangible assets, a $944,000 impairment loss on investments, and a reversal (income) of $1,583,000 of 2002 patent enforcement expenses. 2002 includes $2,132,000 of patent enforcement legal expenses and $810,000 of impairment loss on investments.

(4)	No cash dividends were declared or paid in any year presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements about our future expectations, including development plans, and all other statements in this Annual Report on Form 10-K, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-K, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to our ability to obtain rights to market technologies, market acceptance of and competition for our licensed technologies, growth strategies and strategic plans, operating performance and financing of our operations, industry trends, and other risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2006, and other factors that may be described in our other filings with the Securities and Exchange Commission, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

We earn revenues primarily from licensing our Clients’ and our own Technologies to our customers (licensees). Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. In the normal course of our business, patents expire and revenues generated one year may not recur in the following year. As explained below, in 2006 we had a concentration of revenues derived from four Technologies.

Because we have rounded all amounts in this Item 7 to the nearest thousand dollars, certain amounts may not total precisely. In addition, all periods discussed in this Item 7 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Results of Operations - 2006 vs. 2005

Summary of Results

We incurred a net loss for 2006 of $2,377,000, or $0.31 per share, compared to net income for 2005 of $5,702,000, or $0.78 per diluted share, a decrease of $8,079,000, or $1.09 per diluted share. The reasons for the decrease in net income are explained in detail below. In summary, the recurring revenue stream we have currently is insufficient for us to be profitable with our present cost structure. In our three-year strategic plan, we have addressed the issue of recurring revenues, and have plans in place to increase revenues sufficiently for us to be profitable on a long-term basis.

Revenues

Total revenues for 2006 were $5,188,000, compared to $14,174,000 for 2005, a decrease of $8,986,000, or 63%. In 2005, we received revenues from large, upfront license fees received related to our homocysteine Technology, the magnitude of which was unusually high and did not recur in 2006, and infrequently occurring revenues, including legal awards and dividends.

Retained royalties for 2006 were $4,547,000, which was $7,091,000, or 61% lower than the $11,638,000 reported in 2005. The following table compares revenues from Technologies with retained royalties greater than or equal to $150,000 in 2006 or 2005.

			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Homocysteine assay	$3,196,000	$8,932,000	$(5,736,000)	(64%)
Ethyol™	483,000	500,000	(17,000)	(3%)
Gallium arsenide	184,000	860,000	(676,000)	(79%)
Plasma display	150,000	150,000	—	—
Sexual dysfunction	60,000	843,000	(783,000)	(93%)
All other technologies	474,000	353,000	121,000	34%
Total retained royalties	$4,547,000	$11,638,000	$(7,091,000)	(61%)

Approximately 88% of our retained royalties for 2006 were from four Technologies: 70% from homocysteine assays, 11% from Ethyol, 4% from gallium arsenide patents, and 3% from plasma display. We are seeking to expand our portfolio of revenue producing Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses and to provide future revenues.

During 2006 and 2005, we received $386,000 and $6,181,000, respectively, of upfront fees from new homocysteine licenses granted in the year. While the receipt of upfront licensee fees is common, the magnitude of such fees will fluctuate, sometimes significantly from period to period. Without upfront license fees, revenues from this Technology were $2,810,000, and $2,751,000, for 2006 and 2005, respectively, or a slight increase from 2005. The increase was due to a combination of new licenses granted in 2006 and the inclusion in 2006 of a full year of revenues from several licenses granted during the prior year, partially offset by a decrease in 2006 in tests performed by one of our larger licensees. Our U.S. patent that covers this homocysteine assay, the validity of which has been confirmed by a court decision, expires in July 2007.

Royalties from Ethyol™ sales are limited to a maximum of $500,000 per calendar year, and we have received this amount every calendar year since 2002. Differences from year-to-year are due to timing of receipts. We have no reason to believe that royalties from this Technology will not reach the maximum per year for the next several years.

U.S. patents for gallium arsenide were issued from March 1983 to May 1989. This Technology was licensed to several foreign and one U.S. licensee. Patents expired starting in May 2001 and will continue to expire through September 2006. After September 2006, we do not expect significant future revenues for this Technology. The decrease in gallium arsenide revenues in 2006 was due to the receipt in 2005 of a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. Our share of the settlement was $607,000, net of fees paid to a royalty auditing firm. Approximately $607,000 and $87,000, respectively, of retained royalties in 2005 and 2004 were from the U.S. licensee’s sales of licensed product; the remaining $184,000, $253,000 and $247,000 in 2006, 2005 and 2004, respectively, were from several foreign licenses.

The decrease in revenues in 2006 compared to 2005 related to our sexual dysfunction Technology was due to a settlement received from Palatin Technologies, Inc. (“Palatin”) on June 17, 2005, related to a fee received by Palatin in August 2004. The settlement was the result of a mediation of a prior dispute whereby we had demanded arbitration, which is the sole method of dispute resolution pursuant to the license between us and Palatin, due to our belief that Palatin was in material breach of the license for not paying us a percentage of the subcontract fee they received, as provided for in the license. Pursuant to the settlement, Palatin made a cash payment to us, our share of which was $680,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock, bringing the total recorded in 2005 for the settlement to $783,000. For further information, see Item 3. Legal Proceedings.

Royalty legal awards of $1,037,000 in 2005 were from two awards we received related to litigation against Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), including $816,000 from the original November 2002 decision in this homocysteine patent infringement case, that LabCorp had appealed unsuccessfully, and $221,000 for attorneys’ fees and court costs also awarded to us in the original case. There were no legal awards in 2006. We currently are pursuing infringement cases against three other defendants. For a further description of the LabCorp case other infringement cases, see Item 3. Legal Proceedings.

Dividends received of $930,000 for 2005 were from our receipt of three separate dividends from Melanotan Corporation, in which we own approximately 20.9% of the common stock. These dividends are described in detail in the Results of Operations - 2005 vs. 2004. No dividends were received in 2006.

Investment income for 2006 was $592,000, compared to $433,000 in 2005. Included in 2005 was $115,000 of interest from the LabCorp awards, and $52,000 of interest earned on an outstanding note receivable that was fully repaid in 2005. Without these items, investment income for 2006 increased $326,000, or 123%, compared to 2005. The increase is due to a combination of significantly higher rates of return earned on invested cash and higher average monthly cash balances in the current year compared to the prior year.

Expenses

			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Personnel and other direct expenses relating to revenues	$4,356,000	$5,143,000	$(787,000)	(15%)
General and administrative expenses	2,791,000	3,046,000	(255,000)	(8%)
Patent enforcement expenses, net of reimbursements	465,000	273,000	192,000	70%
Total expenses	$7,612,000	$8,462,000	$(850,000)	(10%)

Personnel and other direct expenses relating to revenues decreased a net $787,000 in 2006, compared to 2005, due to a combination of several factors. Personnel expenses decreased a net $592,000 in 2006, compared to the prior year. This was due to a $1,095,000 decrease in commission and bonus expense, as a result of the decrease in our financial results, partially offset by an increase aggregating to $344,000 in other personnel costs for recruiting expenses incurred to add business development and business development support employees, and for severance costs, and a net $167,000 increase for noncash compensation charges related to stock options. We added the business development staff to increase our business development activities, which we believe will, in turn, result in more Technologies being added to our portfolio and ultimately more signed licenses generating future recurring revenues. The 2006 noncash stock option compensation expense of $265,000 was the result of our adoption of a new accounting pronouncement in 2006 that required us to recognize expense for stock options vesting during the year. This expense will continue in future years. Previously we did not have to recognize any expense except if a prior grant was modified. The noncash stock option compensation expense of $98,000 recognized in 2005 was related to modifications of stock options previously granted to a former employee. Other direct expenses relating to revenues decreased $156,000, principally as a result of less costs incurred in 2006, compared to the prior year, for our review of the feasibility of certain Technologies.

General and administrative expenses decreased a net $255,000 in 2006, compared to 2005, due to a combination of several factors. Legal and other defense costs related to a whistleblower claim filed against us by a former employee decreased $670,000 from the prior year. The claim was dismissed, although the dismissal is being appealed. General corporate legal expense decreased $69,000 compared to the prior year due to less activity. Investor relations and marketing expenses decreased $109,000, due to better cost management. In addition, there was a $162,000 decrease in costs incurred in 2006 compared to the prior year to comply with the internal control documentation, testing and audit requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). 2005 was our first year under the SOX 404 requirements, and costs were high as a result of initial implementation costs, including the creation of original documentation, management testing and external auditing of management’s testing results. In the current year, we only had to update the documentation. In addition, as a result of new regulations issued by the Securities and Exchange Commission (“SEC”), we were not required to have our independent auditors test our assertions about the effectiveness of our internal controls in 2006, which reduced our current year costs since we did not have to accrue external audit fees for this purpose. We still have compliance costs and such costs will be ongoing, since we have decided that we will maintain our internal control documentation and test our controls internally, even if not explicitly required by the SEC. In future years we believe that the SEC will again require our independent auditors to test management’s assertions about the effectiveness of our internal controls. When this occurs our compliance costs will increase to reflect the additional costs of the audit.

Partially offsetting these decreases, other legal expenses increased $371,000 in 2006, compared to 2005, related to our defense of two complaints filed against CTT by our former President and Chief

Executive Officer ("CEO"), and the complaint we filed against him seeking monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims (see Item 3. “Legal Proceedings”). Legal expenses also increased because in 2005 we recorded a $168,000 credit to expense for a reimbursement from our directors and officers liability insurance carrier for legal costs incurred and expensed in prior years related to an SEC investigation and subsequent civil suit. There was no such credit in 2006. Directors’ fees and expenses increased an aggregate of $232,000, principally as a result of an increase in the coverage levels of our directors and officers liability insurance, and a net increase in noncash stock option compensation expense. In 2006, we recognized noncash expense for stock options granted to directors pursuant to the adoption of a new accounting pronouncement. Previously, we did not recognize expense related to stock options issued to directors, except that in 2005 we recognized expense relating to a modification of previously issued stock options.

Patent enforcement expenses, net of reimbursements, increased a net $192,000 in 2006, compared to 2005, as we incurred substantial costs to defend our homocysteine patent from an appeal to the U.S. Supreme Court by LabCorp of an earlier decision in our favor (the appeal was unsuccessful). The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity, if any, relating to each litigation. In 2007, we expect to incur costs in this area related to our infringement case against Carolina Liquid, et al., though we cannot estimate the magnitude (see Item 3. “Legal Proceedings”).

Provision for income taxes

In current and prior years, we generated significant federal and state income and alternative minimum tax (“AMT”) losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. In 2005, we utilized a portion of our NOL carry-forwards against our regular federal and state taxable income, effectively eliminating our 2005 regular income tax liabilities. However, in 2005 we expected to be subject to the AMT liability, where we are limited to using 90% of our NOL carry-forwards against taxable income. Our 2005 provision for income taxes of $10,400 principally was for our estimated net AMT liability. In 2006, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below). However, we did record a $12,000 benefit due to a change in estimate of the fiscal year 2005 federal AMT liability. In addition, we determined that we met certain conditions that made us eligible for a $35,000 refund of the AMT paid in 2005 (which we received subsequent to 2006). As a result, in 2006 we recorded in total a benefit for income taxes of $47,000. We will be subject to the full AMT in future years.

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2006, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. Thus, we did not show a benefit for income taxes, other than the benefit described above. We will reverse the valuation allowance if we have future taxable income. We have substantial federal and state operating and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. However, a significant portion of the NOLs remaining at July 31, 2006, approximately $4,057,000, were derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. Thus we will never receive a benefit for these NOLs in our statement of operations.

Results of Operations - 2005 vs. 2004

Summary of Results

Net income for 2005 was $5,702,000, or $0.78 per diluted share, compared to net income for 2004 of $2,955,000, or $0.46 per diluted share, an improvement of $2,747,000, or $0.32 per diluted share. The reasons for the increase in net income are explained below.

Revenues

Total revenues for 2005 were $14,174,000, compared to $8,022,000 for 2004, an increase of $6,152,000, or 77%.

Retained royalties for 2005 were $11,638,000, which was $9,527,000, or 451% higher than the $2,111,000 reported in 2004. The following table compares revenues from Technologies with retained royalties greater than or equal to $150,000 in 2005 or 2004.

			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Homocysteine assay	$8,932,000	$651,000	$8,281,000	1,272%
Gallium arsenide	860,000	334,000	526,000	157%
Ethyol™	500,000	500,000	—	—
Sexual dysfunction	843,000	60,000	783,000	1,305%
Plasma display	150,000	150,000	—	—
All other technologies	353,000	416,000	(63,000)	(15%)
Total retained royalties	$11,638,000	$2,111,000	$9,527,000	451%

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

Inventions using gallium arsenide (electronics) to improve semiconductor operating characteristics were developed at the University of Illinois. U.S. patents were issued from March 1983 to May 1989. Patents expired starting in May 2001 and will continue to expire through September 2006. After September 2006, we will not receive any future royalties for this Technology. We have licensed this Technology to Mitsubishi Electric Corporation, NEC Corporation, Semiconductor Company, Matsushita Electric Industrial Co., Ltd., SDL, Inc., Hitachi Ltd., Tottori Sanyo Electric Co., Ltd., Toshiba Corporation, and one U.S. licensee (some licenses have since expired). The increase in gallium arsenide revenues resulted from a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. Our share of the settlement was $607,000, net of fees paid to a royalty auditing firm. Without this settlement, royalties would have decreased due to licenses that expired in the prior year. Approximately $607,000, $87,000, and $156,000, respectively, of retained royalties in fiscal 2005, 2004 and 2003, were from the U.S. licensee’s sales of licensed product; the remaining $253,000, $247,000 and $352,000, respectively, were from several foreign licenses.

The increase in revenues related to our sexual dysfunction Technology was due to our settlement with Palatin on June 17, 2005, related to a subcontract fee received by Palatin in August 2004. The settlement was the result of a mediation of a prior dispute whereby we had demanded arbitration, as provided for in the license between us and Palatin, due to our belief that Palatin was in material breach of the license. Pursuant to the settlement, Palatin made a cash payment to us, our share of which was $680,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock. As we had not received the unrestricted common stock from Palatin, we accrued as income $103,000, representing our share of the estimated value of the stock, after considering the effect of the stock restriction, bringing the total recorded for the settlement to $783,000. Palatin tendered restricted shares to us that were not registered for resale. Since Palatin failed to issue us unrestricted shares, we filed a complaint against them as a result of their failure to honor all the terms of the June 17, 2005 settlement. For further information, see Item 3. Legal Proceedings.

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

The mediation settlement entered into by CTT and Palatin referred only to the disposition of this particular $20 million fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin that may be covered under the Palatin’s license with us. Although Palatin has made statements in their public filings that this agreement released them from any other obligations to us relating to future payments received from King, we disagree with their statements, and reserve our rights under the original license granted to Palatin.

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

EpiTan essentially is a research and development company that is in the process of conducting safety and efficacy trials, and evaluating the Technology for future commercialization. It currently is planning Phase 3 trials in Australia (generally the last stage of testing required prior to approval to market) for the Technology (trials for use in the U.S. will begin after that). EpiTan common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol EPT. (In 2006, EpiTan changed its name to Clinuvel Pharmaceuticals Limited, and its stock symbol was changed to CUV.)

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

Expenses

			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Personnel and other direct expenses relating to revenues	$5,143,000	$3,367,000	$1,776,000	53%
General and administrative expenses	3,046,000	1,553,000	1,493,000	96%
Patent enforcement expenses, net of reimbursements	273,000	107,000	166,000	155%
Impairment loss on investments	—	40,000	(40,000)	(100%)
Total expenses	$8,462,000	$5,067,000	$3,395,000	67%

Personnel and other direct expenses relating to revenues increased due to several factors. Personnel expenses for 2005 increased $1,880,000 from the prior year. This was due principally to bonus and commission accruals that increased $1,038,000 compared to 2004. Salaries, payroll taxes and employee benefits also increased approximately $945,000, due to an increase in the number of our employees, certain salary increases, and for a noncash charge of $98,000 incurred as a result of modifying the terms of certain stock options previously granted to a former employee to extend the exercise terms of the options (there was no such expense in the prior year). In addition, other direct expenses increased $157,000, principally due to legal fees incurred in connection with the gallium arsenide back royalty litigation and settlement, a one-time charge for technical services to support licensing a Technology (which costs are partially recoverable from future licensing revenues, if any), legal and other costs related to litigating and licensing our homocysteine assay to others, and other costs to maintain certain technologies. Offsetting these increases, consultants fees and expenses decreased approximately $171,000 as some former consultants were hired as employees, severance costs decreased $113,000 as we paid severance to a former officer during 2004, and recruiting and relocation costs decreased $88,000. There were no severance, recruiting or relocation costs incurred in 2005.

General and administrative expenses increased due to several factors. We incurred approximately $782,000 in legal costs related to our defense of a preliminary finding against us by the Occupational Safety and Health Administration, and related court issues, and $70,000 in estimated legal costs related to a complaint filed against us by our former President and CEO. Both are described in more detail in Item 3. Legal Proceedings. In 2005 we also incurred approximately $228,000 of costs that we did not incur in the prior year to comply with the internal control documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This compliance cost will be ongoing. Other increases included $175,000 in expenses related to being a publicly traded company, including costs relating to our annual report, proxy, annual meeting, and costs relating to investor relations, and an increase of $112,000 in travel related both to investor relations and to review new business opportunities. Directors fees and expenses increased $169,000, principally due to a noncash charge of $73,000 incurred as a result of modifying the terms of certain stock options previously granted to a former director to extend the exercise term of the options (there was no such expense in the prior year), and $52,000 in increased fees and expenses as a result of more board meetings being held in 2005. Service fees and expenses increased $68,000 over 2004 due to new business initiatives being explored.

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

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new Technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, through July 2006, we were able to finance a portion of our liquidity requirements through sales of common stock pursuant to an equity financing arrangement (see below).

At July 31, 2006, we had no outstanding debt or available credit facility, and we believe that it would be very difficult for CTT to obtain any form of debt financing due to the current composition of our balance sheet, including a lack of hard assets against which to borrow, and the unpredictable nature of our annual cash flows. Thus, our financing options currently are limited, and we must rely on cash on hand and cash flows from operations, if any, though this situation could change in the future. We did obtain equity financing in 2004 which we completed in 2006. We continue to review financing options for our business, which may in the future include more equity financing. However, since our current cash position is strong, we expect that if we do obtain any financing commitment, initially it would be utilized on a standby basis.

We believe that the combination of our cash on hand, expected recurring revenues and any new revenues from executing our strategic plan will be sufficient to meet our current and anticipated operating cash requirements at least through fiscal 2007. Our strategic plan calls for us to increase our recurring revenues by bringing in new Technologies for licensing. However, we recognize that this plan will take a few years to fully develop, and in the interim without other sources of revenues or financing, we will continue to incur net losses and our cash position will continue to decline.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

During the year ended July 31, 2006, we completed our equity financing (see below), which provided a significant amount of cash during the year. Since that financing has been completed, in 2007 we will be limited to financing our liquidity needs solely from cash on hand, and cash flow from operations, if any.

At July 31, 2006, cash and cash equivalents were $12,909,000 compared to $14,280,000 at July 31, 2005. Cash used in operating activities in 2006 was $3,527,000, compared to cash provided by operating activities of $5,007,000 in 2005. The decrease in cash provided by operations in the current year principally was the result of the loss incurred in 2006 compared to significant net income in 2005. Cash used in investing activities was $142,000, compared to cash provided by investing activities of $803,000 in the prior year. In 2006, we used cash to acquire equipment to replace existing assets and to equip new personnel, and made deposits on furniture for our new office space. In 2005, we received cash collections on the Unilens receivable, which was paid in full by the end of 2005 so we did not receive any cash during 2006. Net cash provided by financing activities was $2,299,000 in 2006, compared to $4,160,000 in 2005. The decrease in cash provided by financing activities in 2006 compared to 2005, was due to cash received in 2005 as the result of exercises of stock options. We receive cash equivalent to the exercise price of the stock option exercised. There were few stock option exercises in 2006. In both years we generated cash from sales of common stock pursuant to our equity financing arrangement, which was completed in 2006. Thus, currently we do not expect to generate any significant cash from investing activities in 2007.

In addition to fluctuations in the amounts of retained royalties revenues reported, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments.

Funding and Capital Requirements

Equity Financing

In February 2004, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period from the commencement date, which was May 6, 2004 (the “Stock Sale Agreement”). We had the right, which we exercised, to extend the term of the Stock Sale Agreement by six months. We also had the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. In June 2006, the Stock Sale Agreement terminated upon reaching the $5 million threshold of common stock sold to Fusion Capital.

Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital at inception for its initial commitment (the “Initial Shares”), and issued 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sold the $5 million of stock (collectively, the “Commitment Shares”).

Cash received and common stock sold and issued pursuant to the Stock Sale Agreement were as follows:

			Commitment
	Cash	Shares	Shares	Total
	Received	Sold	Issued	Shares

Year ended July 31, 2004	$200,002	50,938	54,554	105,492
Year ended July 31, 2005	2,517,539	367,875	17,837	385,712
Year ended July 31, 2006	2,282,459	578,920	16,172	595,092
Total	$5,000,000	997,733	88,563	1,086,296

We had the option to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement, but we did not exercise our option.

Income taxes

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

Capital requirements

We previously announced that part of our strategic plan was to achieve $10 million in annual recurring revenues over the next few years and achieve long-term profitability and increase shareholder value. To accomplish our goals, we have increased our efforts and are investing funds to explore new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technologies and to license those Technologies, offering services for the first time, and researching potential acquisition candidates or other strategic relationships. To accomplish our revenue goals, we have added more personnel to our business development team and added other personnel to support our expanding global business development activities. These activities require greater amounts of capital than we used previously. We expect this trend to continue.

In addition, as explained below, in August 2006 we moved to a new office. In connection with the move to the new space we committed to spend in 2007 an aggregate of approximately $175,000 above our normal capital requirements, to purchase furniture and equipment for our new office space and make certain leasehold improvements.

The new office space we moved into in August 2006 is larger than our previous office to accommodate our additional staff and provide for more efficient operations, as all of our staff are now on one floor of the new building, compared to being split among two floors in the old office. There was no significant disruption or impact to our operations as a result of the move to the new office. However, since the new space is larger than the prior space, our new rent expense in 2007 and beyond will be approximately $100,000 - $125,000 more on an annual basis than we incurred in 2006.

Other

As a result of the investments described above, and the incurrence of increased rent costs, our cash operating costs have and will continue to increase significantly in the next fiscal year. The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and any financing we obtain. To achieve and sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors, some of which are beyond our control and/or that we cannot currently anticipate.

Contractual Obligations and Contingencies

At July 31, 2006, our contractual obligations were:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations, principally rent	$1,976,000	$232,000	$536,000	$571,000	$637,000
Purchase obligations	253,000	243,000	10,000	—	—
	$2,229,000	$475,000	$546,000	$571,000	$637,000

Any other commitments we may have are contingent upon a future event.

Contingencies

Our directors, officers, employees and agents may claim indemnification in certain circumstances. We currently are exposed to potential indemnification claims in connection with the SEC civil suit, with a complaint filed by a former employee alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, and a complaint filed by our former President and CEO (see Item 3. Legal Proceedings). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers liability insurance (subject to deductibles).

We also carry liability insurance, casualty insurance (for owned or leased tangible assets), and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business.

Many of our license and service agreements provide that we apply upfront license fees, license fees and/or royalties we receive against amounts that our Clients or we have incurred for patent application, prosecution, issuance and maintenance costs. If we incur such costs, we expense them as we incur them, and reduce our expense if we are reimbursed from future fees and/or royalties we receive. If the reimbursement belongs to our Client, we record no revenue or expense.

As of July 31, 2006, CTT and its majority owned subsidiary, Vector Vision, Inc. (“VVI”), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $224,127, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. No significant obligations were recognized in 2006 since the applicable revenues received were not significant.

Currently, we engage independent consultants who provide us with business development, consulting and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on the information available at the time, and assumptions we believe are reasonable. By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control. As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them in later periods.

We believe the following significant estimates, assumptions and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

Upfront license fees received

Upfront license fees received in 2006 and 2005 from new licenses were recorded in retained royalties in accordance with our revenue recognition policies, which are described in the notes to our consolidated financial statements.

Stock-based compensation

We account for stock-based compensation on a fair value basis. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of share-based awards at the grant date requires judgment, including, estimating the expected life of the stock option, volatility, and the amount of share-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock option awards.

Abbott receivable

Included in receivables at July 31, 2006, is a receivable from Abbott which will be paid in January 2007, as long as our homocysteine patent is valid and enforceable. We do not believe that an allowance is required for this receivable and have not provided one.

Equity securities

We believe that unrealized decreases in the value of our equity securities are temporary and therefore we have not recognized any losses in earnings. If circumstances change or we otherwise determine that the decreases in value are other than temporary, then we will recognize losses at that time. Equity securities are classified as either a current or long-term asset depending upon our intent to hold or possibly dispose of the securities, although our intent is subject to change.

Related Party Transactions

Our board of directors determined that when a director’s services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses (which is the same amount we pay a director for attending a one-day Board meeting). We classify these amounts as consulting expenses (included in personnel and other direct expenses relating to revenues).

We incurred charges for consulting services (including expenses and use taxes) provided by one director of $1,000, $25,000 and $14,000, in 2006, 2005 and 2004, respectively. We also incurred charges of $17,000 in 2006 for consulting services provided by a relative of our President and CEO.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Palatin and Clinuvel. The value of the Palatin stock is included in current assets in equity securities, while the value of the Clinuvel shares is included in noncurrent assets in equity securities, since our current intention is to hold the Clinuvel shares as a long term investment. The value of both assets is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations relating to the Clinuvel shares, since Clinuvel common stock is traded on the Australian Stock Exchange, and the price per share of the stock is quoted in Australian dollars. We currently consider unrealized fluctuations in the fair value of both the Palatin and Clinuval shares to be temporary, and therefore have recorded changes in the fair values as part of other comprehensive loss, which is included as a component of equity. During the year ended July 31, 2006, the following changes in fair value occurred with respect to the Palatin and Clinuvel shares:

	Year ended July 31, 2006
	Palatin	Clinuvel	Total

Unrealized increase (decrease) in market price of securities held	$6,120	$(189,741)	$(183,621)
Unrealized translation adjustments on securities held	—	(75,837)	(75,837)
Unrealized gain from reversal of sale restriction discounts on securities held	25,704	206,420	232,124
Other comprehensive income (loss)	$31,824	$(59,158)	$(27,334)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ interest and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Valhalla, New York
October 4, 2006

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,909,311	$14,279,547
Receivables	3,831,501	4,086,241
Equity securities	327,420	—
Prepaid expenses and other current assets	416,262	272,345
Total current assets	17,484,494	18,638,133

Equity securities	499,141	558,299
Prepaid royalties	264,947	75,000
Property and equipment, net	148,845	34,863
Intangible assets acquired, net	19,474	38,571
Deferred equity financing costs, net	—	96,227
TOTAL ASSETS	$18,416,901	$19,441,093

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$584,833	$642,868
Accrued expenses and other liabilities	3,377,868	4,690,344
Total current liabilities	3,962,701	5,333,212
Commitments and contingencies	—	—
Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000 shares authorized, 7,956,534 and 7,326,749 shares issued, respectively	79,565	73,267
Capital in excess of par value	34,030,075	31,285,496
Accumulated deficit	(19,421,398)	(17,044,174)
Accumulated other comprehensive loss	(294,717)	(267,383)
Total shareholders' interest	14,454,200	14,107,881
TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$18,416,901	$19,441,093

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended July 31,
	2006	2005	2004

Revenues
Retained royalties	$4,546,815	$11,638,209	$2,110,711
Royalty legal awards	—	1,036,613	4,338,836
Dividends received	—	930,042	—
Investment income	591,633	433,110	369,356
Other income	49,183	103,972	—
Settlement with Unilens, net	—	32,408	1,202,751
	5,187,631	14,174,354	8,021,654

Expenses
Personnel and other direct expenses
relating to revenues	4,355,671	5,142,749	3,367,496
General and administrative expenses	2,791,304	3,046,464	1,552,753
Patent enforcement expenses, net of
reimbursements	465,069	272,954	107,356
Impairment loss on investments	—	—	39,520
	7,612,044	8,462,167	5,067,125

Income (loss) before income taxes	(2,424,413)	5,712,187	2,954,529
Provision (benefit) for income taxes	(47,189)	10,400	—
Net income (loss)	$(2,377,224)	$5,701,787	$2,954,529

Net income (loss) per common share:
Basic	$(0.31)	$0.84	$0.47
Assuming dilution	$(0.31)	$0.78	$0.46

Weighted average number of common shares outstanding:
Basic	7,651,635	6,762,553	6,247,588
Assuming dilution	7,651,635	7,324,701	6,456,860

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Interest

	Preferred Stock		Common Stock		Capital		Accumulated other		Total
	Shares		Shares		in excess of	Accumulated	comprehensive	Treasury	Shareholders'
	outstanding	Amount	outstanding	Amount	par value	Deficit	loss	Stock	Interest

Balance - July 31, 2003	2,427	$60,675	6,201,345	$62,013	$26,747,229	$(25,700,490)	$—	$—	$1,169,427

Net and comprehensive income	—	—	—	—	—	2,954,529	—	—	2,954,529
Stock sold and issued in equity financing	—	—	105,492	1,055	515,118	—	—	—	516,173
Amortization of deferred equity financing costs	—	—	—	—	(96,257)	—	—	—	(96,257)
Warrants granted in equity financing	—	—	—	—	236,465	—	—	—	236,465
Exercise of common stock options	—	—	12,850	129	26,829	—	—	—	26,958
Stock issued under 401(k) Plan	—	—	17,002	170	99,803	—	—	—	99,973
Stock issued to Directors	—	—	12,500	125	31,125	—	—	—	31,250
Balance - July 31, 2004	2,427	60,675	6,349,189	63,492	27,560,312	(22,745,961)	—	—	4,938,518

Comprehensive income:
Net income	—	—	—	—	—	5,701,787	—	—	5,701,787
Unrealized decrease in market price of securities	—	—	—	—	—	—	(387,419)	—	(387,419)
Foreign currency translation gain on securities	—	—	—	—	—	—	120,036	—	120,036
Comprehensive income	—	—	—	—	—	5,701,787	(267,383)	—	5,434,404
Stock sold and issued in equity financing	—	—	385,712	3,857	2,513,682	—	—	—	2,517,539
Amortization of deferred equity financing costs	—	—	—	—	(815,720)	—	—	—	(815,720)
4,248 common shares received for exercise of options	—	—	—	—	—	—	—	(46,410)	(46,410)
Exercise of common stock options	—	—	522,701	5,226	1,682,591	—	—	46,410	1,734,227
Stock option compensation expense	—	—	—	—	170,350	—	—	—	170,350
Exercise of common stock warrants	—	—	37,171	372	(372)	—	—	—	—
Stock issued under 401(k) Plan	—	—	25,056	251	99,722	—	—	—	99,973
Stock issued to Directors	—	—	6,920	69	74,931	—	—	—	75,000
Balance - July 31, 2005	2,427	60,675	7,326,749	73,267	31,285,496	(17,044,174)	(267,383)	—	14,107,881

Comprehensive loss:
Net loss	—	—	—	—	—	(2,377,224)	—	—	(2,377,224)
Unrealized decrease in market price of securities	—	—	—	—	—	—	(183,621)	—	(183,621)
Foreign currency translation adjustments on securities	—	—	—	—	—	—	(75,837)	—	(75,837)
Reversal of sale restriction discounts on securities	—	—	—	—	—	—	232,124	—	232,124
Comprehensive loss	—	—	—	—	—	(2,377,224)	(27,334)	—	(2,404,558)
Compensation expense from stock option grants	—	—	—	—	398,416	—	—	—	398,416
Stock sold and issued in equity financing	—	—	595,092	5,952	2,276,507	—	—	—	2,282,459
Amortization of deferred equity financing costs	—	—	—	—	(96,227)	—	—	—	(96,227)
Exercise of common stock options	—	—	6,250	62	16,205	—	—	—	16,267
Stock issued under 401(k) Plan	—	—	15,943	159	99,803	—	—	—	99,962
Stock issued to Directors	—	—	12,500	125	49,875	—	—	—	50,000
Balance - July 31, 2006	2,427	$60,675	7,956,534	$79,565	$34,030,075	$(19,421,398)	$(294,717)	$—	$14,454,200

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,377,224)	$5,701,787	$2,954,529
Noncash and other expenses (income) included in net income (loss):
Depreciation and amortization	46,759	33,028	58,738
Share-based compensation - stock options	398,416	170,350	—
Stock compensation accrued	175,000	175,000	131,250
Stock dividend	—	(825,682)	—
Collection on Unilens receivable and sale of
Unilens stock, net	—	(84,555)	(505,905)
Recognition of Unilens receivable	—	—	(696,846)
Impairment charges	—	—	91,498
Other	(14,990)	—	—
(Increase) decrease in current assets:
Receivables	40,511	(3,613,310)	484,344
Prepaid expenses and other current assets	(318,917)	(138,191)	66,243
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses and other liabilities	(1,476,873)	3,588,509	(255,167)
Net cash provided by (used in) operating activities	(3,527,318)	5,006,936	2,328,684

Cash flows from investing activities:
Purchases of property and equipment	(141,644)	(34,920)	(9,702)
Collection on Unilens receivable, net	—	838,140	348,550
Proceeds from sales of Unilens and other investments	—	—	160,815
Net cash provided by (used in) investing activities	(141,644)	803,220	499,663

Cash flows from financing activities:
Proceeds from sales of common stock	2,282,459	2,517,539	200,002
Proceeds from exercises of stock options	16,267	1,687,817	26,958
Deferred equity financing costs paid	—	(45,645)	(249,922)
Net cash provided by (used in ) financing activities	2,298,726	4,159,711	(22,962)

Net increase (decrease) in cash and cash equivalents	(1,370,236)	9,969,867	2,805,385
Cash and cash equivalents at beginning of year	14,279,547	4,309,680	1,504,295
Cash and cash equivalents at end of period	$12,909,311	$14,279,547	$4,309,680

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Competitive Technologies, Inc. (“CTT”) and its wholly-owned subsidiary, CTT Trading Company, LLC (“CTT Trading”), and majority-owned subsidiary, Vector Vision, Inc. (“VVI”), (collectively, “we” or “us”) provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia), with respect to a broad range of life and physical sciences, electronics, and nano (microscopic particles) technology originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients’ technologies.

The consolidated financial statements include the accounts of CTT, CTT Trading and VVI. Intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. Actual results could differ from our estimates, and the differences could be significant.

Revenue Recognition

Retained royalties

We earn revenues primarily from patent and technology license and royalty fees. In most cases, we obtain or license the rights to an invention, patent or intellectual property (collectively, the “Technology”), from a university, inventor, owner, corporation and/or assignee of the Technology (collectively, “Clients”), and then license or sublicense our rights to our customers, who either commercialize or further test and develop the Technology. Generally, the licenses we enter into with our customers are for the duration of the Technology life, which usually is determined by applicable patent law. Our customers (licensees) pay us royalties based on their usage or sales of the Technology, and we share the fees with our Clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our Clients for their portion. The revenues we record are solely our share of the gross revenues, net of our Clients’ shares, which usually are fixed percentages. For early stage Technologies that may not be ready for commercial development without further research, we may receive annual minimum royalty payments or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. We receive royalty payments based on our customers’ usage or sales of the Technology, and, under certain of our sublicense or license arrangements, we receive an upfront license fee. In certain cases we may waive the first year or few years royalty fees in consideration of the upfront license fee. Occasionally, we apply the upfront license fee or initial royalty fees to reimburse our Client’s and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our Client, we record no revenue or expense. As a result, a new Technology may not generate significant revenues in its early years.

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

Non-refundable, upfront license fees

Unless we remit the upfront license fee to our Clients to reimburse them for patent prosecution and/or maintenance costs, we recognize our share of non-refundable, upfront license fees received as revenue upon execution of a license or sublicense agreement, and collection of the upfront fee from our customers since, upon the occurrence of these two events, we have an arrangement with our customer, delivery is complete, collection of the fee has occurred and we have no continuing obligations.

Royalty fees

Although the royalty rate is fixed in the license agreement, the amount of royalties earned is contingent upon our customer’s usage of our Technology. Thus, the amount of royalties we earn in each reporting period is contingent on the outcome of events that are not within our control, and is not directly tied to services that we provide. We determine the amount of royalty fee revenue to record when we can estimate the amount of royalty fees that we have earned for a period, which occurs either when we receive cash from our customers or we receive periodic royalty reports from our customers listing usage or sales of licensed products and royalties earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

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

Retained royalties from foreign licensees were $477,052, $757,322, and $519,622 for 2006, 2005 and 2004, respectively, including $184,209, $252,480, and $246,855, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $334,203, $402,744, and $396,849, in 2006, 2005 and 2004, respectively.

Royalty legal awards

We earn non-recurring revenues from royalty legal awards, principally from patent infringement actions filed on behalf of our Clients and/or us. Patent infringement litigation cases occur generally when a customer or another party either ignores our patent rights, or challenges the legal standing of our Clients’ or our Technology rights. These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our Clients, by us, or shared. We share royalty legal awards in accordance with the agreements we have with our Clients, usually after reimbursing each party for their related legal expenses. We recognize royalty legal award revenue when our rights to litigation awards are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash (from the adverse party or by sale of our rights to another party without recourse), and we have no obligation or are very unlikely to be obligated to repay such collected amounts. Proceeds from cases settled out of court are recorded as retained royalties.

Legal awards in patent infringement cases usually include an amount for interest, as determined by the court, and payable through the date the judgment is paid. The court awards interest to recognize the fact that we were entitled to the income at a prior date but did not receive it at the time it was due. An amount for interest also may be included in other settlements with customers. If interest is included in an award or settlement, we record it as interest income generally when we receive it.

Unless otherwise specified, we record all other revenues as we earn them.

Concentration of Revenues

Approximately $3,924,090, or 86%, of 2006 retained royalties was derived from four Technologies: $3,196,491 or 70%, from the homocysteine assay, $483,390, or 11%, from Ethyol™ (an agent that reduces certain side effects of chemotherapy), $184,209, or 4%, from gallium arsenide patents (used to improve semiconductor operating characteristics), and $60,000, or 1%, from our male and female sexual dysfunction therapeutic Technology. In 2005 and 2004, we derived approximately 96% and 74%, respectively, of our retained royalties from the same four Technologies.

The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Our U.S. patent that covers this assay expires in July 2007, and we will not receive any significant royalties after that date. Our retained royalties from Ethyol are limited to a maximum of $500,000 per calendar year, and since calendar 2002 we have received the maximum each year. This patent expires in December 2010. The gallium arsenide patents began expiring in 2001, and the last patent expires in September 2006, after which we do not expect to receive significant royalties.

Certain of our other patents have expired recently or will soon expire. In 2006, we derived retained royalties from licenses on twenty-two (22) patented Technologies. We expect royalties from eleven (11) of those patented Technologies to expire in the next five years. Those patented Technologies represented approximately 92% of our retained royalties in 2006. Fiscal 2006 retained royalties of $3,199,491, or 70%, $280,189, or 6%, and $484,266, or 11%, respectively, were from patents expiring in fiscal 2007, 2009 and 2011. We seek to replace revenues from expiring patents with revenues from new Technologies, but we cannot be sure as to the timing of any new revenues.

Expenses

We recognize expenses related to evaluating, patenting and licensing inventions, and enforcing intellectual property rights in the period incurred.

Personnel and other direct expenses relating to revenues include employee salaries and benefits, marketing and consulting expenses related to Technologies and specific revenue initiatives, domestic and foreign patent legal filing, prosecution and maintenance expenses, net of reimbursements, amortization and impairment of intangible assets acquired, and other direct costs relating to revenue. Costs of independent contractors who assist us in licensing specific Technologies also are included in personnel and other direct expenses, as are costs of royalty audits.

General and administrative expenses include directors’ fees and expenses, expenses related to being a publicly held company, professional service expenses (financing, audit and legal, except for patent related legal), rent and other general business and operating expenses.

Patent enforcement expenses, net of reimbursements, include direct costs incurred to enforce our patent rights, excluding personnel related costs. In certain instances we recover reimbursement of amounts previously expensed from future revenues received. We record our reimbursement as a reduction of expense in the period in which we can estimate the amount that we will recover.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

Equity Securities

Equity securities are carried at fair value. Fair value is defined as the price quoted on the stock exchange in which the stock is traded at the balance sheet date. Unrealized holding gains and losses that are judged to be temporary are excluded from earnings and recorded as a component of other comprehensive income or loss until realized. Declines in fair value judged to be other than temporary are included in income at the time that the determination is made. Equity securities are classified as either a current or noncurrent asset depending upon our intent to hold or possibly dispose of the securities, although our intent is subject to change.

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

Income Taxes

Income taxes are accounted for on the asset and liability method. The provision for income taxes is the estimated amount of our income tax liability for the year, combined with the change during the year in deferred tax assets and liabilities. We recognize deferred income taxes for the future income tax consequences of differences between the income tax and financial reporting bases of assets and liabilities at each balance sheet date. We base the amount of deferred income taxes recorded on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect our taxable income. We establish valuation allowances against deferred income tax assets to reduce their carrying values to the amount that we estimate we are more likely than not to realize. In addition, we may be subject to the alternative minimum tax (“AMT”). We record any AMT liability in the year in which it is incurred.

Net Income (Loss) Per Share

We calculate basic net income (loss) per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Net income (loss) per share, assuming dilution, is calculated giving effect to all potentially dilutive securities outstanding during the period.

Stock-Based Compensation

Effective August 1, 2005 (the beginning of our current fiscal year), we adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), which establishes the accounting required for share-based compensation, including stock options. FAS 123R requires us to measure the fair value at the grant date, as defined in FAS 123R, of all share-based awards, and recognize such value as compensation expense in our statements of operations over the requisite service (vesting) period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement were applied going forward only from the date of adoption to new (issued subsequent to July 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards which vested after the date of adoption. Thus, we recognized as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results was required. We use the Black-Scholes option-pricing model to measure fair value, which is the same method we used in prior years for disclosure purposes. This model requires the use of subjective input assumptions, including estimated life and related volatility, and expected forfeitures over the term of the grant. The estimate of forfeitures previously was not required for disclosure purposes and is a new variable for us. All of our assumptions are based upon historical experience; however, actual results could differ significantly from our current estimates.

The adoption of this pronouncement has resulted in our recognizing noncash compensation expense related to stock options granted to employees, which is included in personnel and other direct expenses related to revenues, and stock options granted to our directors, which is included in general and administrative expenses.

Supplemental Cash Flow Information

Noncash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In 2006, our noncash investing activities were comprised of a net $27,334 unrealized holding loss on our Clinuvel and Palatin common stock (both companies are defined below). Noncash financing activities included $149,962, $174,973, and $131,223, in 2006, 2005, and 2004, respectively, of stock issued pursuant to our 401(k) plan and a directors' stock plan. In 2005, our noncash investing activities were comprised of a net $267,383 unrealized holding loss on our Clinuvel common stock. Noncash financing activities included $46,410 of stock tendered for an option exercise. In 2004, our noncash investing activities included $696,846 for the recognition of a receivable previously fully reserved, with credits to income and accrued expenses and other liabilities. Our noncash financing activities included $712,636, representing the unpaid fee to our financial advisor and the estimated fair value of our common stock and warrants issued pursuant to our equity financing, and $131,223 of stock issued under our stock option plans. We charged the estimated value of the stock and warrants issued pursuant to our equity financing to deferred equity financing costs, and credited capital in excess of par value.

Fiscal Year

Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively. Thus, 2006 is the year ended July 31, 2006.

3.	RETAINED ROYALTIES: PRIOR YEAR LICENSES GRANTED AND SETTLEMENTS

Abbott Laboratories, Inc.

In December 2004, we granted Abbott Laboratories, Inc. (“Abbott”) a license to sell tests used to measure homocysteine levels. The license relieved Abbott’s customers from their obligation to pay us royalties on tests performed using the Abbott homocysteine assay. The license also released Abbott’s customers of any obligation to pay us royalties for past homocysteine tests performed using Abbott assays, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Pursuant to the license, Abbott paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee, and agreed to pay certain “Milestone Fees” (as defined in the license), and per test royalties on homocysteine assay sales in the United States after January 1, 2006. No per test royalties were due from Abbott in calendar year 2005. We recorded in retained royalties our share of the upfront license fee, which was $5,200,000 in 2005, and accrued over calendar 2005 the present value of the Milestone Fees. The difference between the present value and the gross amount of the Milestone Fees was recorded in interest income. Our share of the Milestone Fees aggregated to $1,600,000, of which we were paid $800,000 in February 2006, with the remaining $800,000 due to be paid to us on January 31, 2007, as long as our patent is valid and enforceable. As of July 31, 2006, we had accrued a gross total of $1,967,655 of Milestone Fees in receivables.

Diagnostic Products Corporation

Effective November 1, 2004, we granted Diagnostic Products Corporation (“DPC”) a license to sell tests used to measure homocysteine levels. The license relieved DPC’s customers from their obligation to pay us royalties on tests performed using DPC’s products, and also released DPC’s customers of any obligation to pay royalties to us for past homocysteine tests performed using DPC’s assays, but does not entitle them to any refund of any royalties previously paid to us. Pursuant to this license, DPC paid us a one-time, non-refundable and non-creditable (against future royalties) upfront license fee, our share of which was $550,000, and recorded in 2005, and per test royalties on homocysteine assay sales in the United States after November 1, 2004. We recorded in retained royalties our share of the upfront license fee in 2005. The term of the license is through July 2007, the expiration date of the patent, with certain limited exceptions.

Axis-Shield

On April 28, 2005, we announced that we had settled all outstanding litigation with Axis-Shield plc and Axis-Shield, ASA (collectively, “Axis-Shield”). Pursuant to the settlement, Axis-Shield was granted a license to sell tests used to measure homocysteine levels, paid us a non-refundable, non-creditable upfront license fee, and agreed to pay royalties to us from the date of the license. The license also released Axis-Shield’s customers of any obligation to pay royalties to us for past homocysteine tests performed using Axis-Shield’s assays, but does not entitle them to any refund of any royalties previously paid to us. The term of the license is through July 2007, the expiration date of the patent. All of the litigation between the parties was dismissed with prejudice shortly thereafter.

Bayer Corporation

On October 21, 2004, we granted Bayer Corporation, et al., (“Bayer”) a license under which Bayer agreed to pay us a non-refundable, non-creditable upfront license fee and royalties on sales of homocysteine assays beginning as of July 1, 2004. The upfront license fee was paid one-half upon signing the license and the other half in October 2005. We recorded our share of the upfront license fee in 2006 and 2005 as it was paid, since the license is cancelable. This license settled a complaint we filed previously against Bayer alleging infringement of our patent covering homocysteine assays. The litigation was dismissed with prejudice after the license was signed.

Other homocysteine licenses

In 2006 and 2005, we also granted new licenses to sell tests used to measure homocysteine levels to other laboratories and distributors. These licenses provide for a non-refundable, non-creditable upfront license fee, the amount of which varies from licensee to licensee, back royalties up through the date of the license, and a royalty to be paid to us from the date of the license forward based on a fixed fee per test. The amount of the fixed fee per test is determined based on estimated volume. The term of all of the licenses granted is through July 2007, the expiration date of the patent.

We believe that we currently have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. However, since we also believe that there still are others using and/or selling tests without a license, we continue to monitor the market to protect the patent rights of ourselves, our clients, and our current license holders, and have filed patent enforcement actions against those whom we believe are infringing on our patent rights.

Palatin Technologies, Inc.

In the prior year, pursuant to a mediated settlement agreement with Palatin Technologies, Inc. (“Palatin”) (for a description of the mediated agreement and other issues with Palatin, see Note 18), Palatin made a cash payment to us of $1,700,000, our share of which was $680,000, and which we recorded in retained royalties in 2005. In addition, Palatin further agreed to issue to us promptly 170,000 shares of Palatin unrestricted common stock. On July 5, 2005, Palatin issued restricted shares to us that were not registered for resale, thus we were restricted from selling, transferring or otherwise disposing of the shares. We estimated our share of the value of the shares to be $102,816, representing the estimated value of the common stock that we were owed on the day the settlement was reached, less a 20% discount to reflect the impact of the sale restriction. This amount was accrued in retained royalties. The total recorded in 2005 for the settlement was $782,816. At July 31, 2005, since Palatin had not given us unrestricted shares, we included the value of the shares in receivables.

On October 13, 2005, Palatin filed a registration statement (prospectus) with the Securities and Exchange Commission (“SEC”) to register the restricted shares for sale, and we later determined that we could trade the shares even though the legend is still in place. As a result, in 2006 we reversed $25,704, which was the original 20% discount to the value of the Palatin shares. The unrealized gain on the reversal was recorded as an increase to the value of the asset and a credit to other comprehensive income (loss), which is included as a component of shareholders’ interest. We also reclassified the shares to equity securities included in current assets, as we may sell the shares at any time. We hold the shares of Palatin on our behalf and on behalf of our client. Other unrealized changes in the fair value of the shares are included in other comprehensive income (loss), since we currently believe that the changes are temporary, except that we do not recognize changes in the fair value of the portion of the shares that we hold on behalf of our Client. There were no realized gains or losses relating to the Palatin shares during 2006.

JDS Uniphase Corporation

On March 31, 2005, we announced that we had resolved litigation filed in October 2004 against JDS Uniphase Corporation (“JDS Uniphase”). The settlement was for back royalties determined as a result of a prior year royalty audit and subsequent litigation relating to an expired patent. As a result, we recognized our share of the revenues, $607,411, in retained royalties, which was net of the costs of the audit.

Summary of licenses granted and settlement activity

The aggregate total retained royalties recorded in 2006 for non-refundable, non-creditable upfront license fees, was $459,968. Of this amount, $386,178 was from homocysteine licenses. In 2005, we recorded $7,586,598 in retained royalties, representing the aggregate total received during the year for the non-refundable, non-creditable upfront homocysteine license fees, the sublicense fee from Palatin, and the settlement of the back royalty audit with JDS Uniphase. Of this amount, $6,181,117 was from homocysteine licenses. These revenues did not recur in the same magnitude in 2006, and may not recur at all in subsequent years, or may recur in different magnitudes. Without these upfront license fees and other revenues our retained royalties for 2006 and 2005 would have been $4,086,847 and $4,051,611, respectively. There were no significant upfront license fees and no royalty audit settlements in 2004.

4.	ROYALTY LEGAL AWARDS

2005

In the prior year, pursuant to decisions against Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”), we received $920,552, from which we recorded $815,492 in royalty legal awards and $105,060 in interest income in 2005 (for a description of this case, see Note 18). The payment did not include attorneys’ fees or court costs previously awarded from the original case that were under appeal with the court. Subsequently, LabCorp lost the appeal, and on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,056, and we recorded an additional $221,121 in royalty legal awards and $9,935 in interest income in 2005, for a total of $1,036,613 in retained royalties in 2005.

2004

On April 19, 2004, the U.S. Supreme Court (the “Supreme Court”) denied the defendant Wyeth’s petition for a writ of certiorari (a writ of certiorari is a petition requesting the high court to review an appeal) in litigation involving MaternaTM, a prenatal vitamin compound, and in which we had an interest in the outcome. The decision by the Supreme Court effectively upheld the original judgment of the lower court (made in 1997), and finalized this case. On the same day, a bond previously posted by the defendant was released to all parties, and the judgment and award were satisfied. We received approximately $3,858,000, which was our remaining portion of the court award. From our proceeds we paid one of our shareholders $312,500, plus a nominal amount for interest, to satisfy a non-recourse sale and assignment of a portion of our award to the shareholder earlier in 2004 for $250,000 in cash (of the $250,000, we recorded $231,986 in royalty legal awards and the balance in interest income). The remaining net proceeds were $3,543,774, of which $3,271,063 was recorded in royalty legal awards and $272,711 was recorded in interest income, net. In order to raise cash, in 2004 we also previously sold $1,125,000 of our award on a non-recourse basis to an outside finance firm for $900,000 in cash. From this sale we recorded $835,787 in royalty legal awards and the balance in interest income. Total revenue recorded in 2004 aggregated to $4,693,774, with $4,338,836 recorded in royalty legal awards and the remaining $354,938 recorded as interest income, net.

5.	DIVIDENDS RECEIVED

In 2005, we received three separate dividends from Melanotan Corporation (“MelanoTan”), in which we have an ownership interest of approximately 20.9%. We previously had purchased the shares of MelanoTan for a nominal amount, and, in a separate transaction, we licensed to MelanoTan certain rights relating to a sunless tanning technology that we own. The technology may lessen or prevent skin cancer caused by unprotected sun exposure. MelanoTan sublicensed the rights to Clinuvel Pharmaceuticals Limited (formerly EpiTan Limited, “Clinuvel”) and also had received shares of Clinuvel. (MelanoTan has no operations of its own).

Clinuvel essentially is a research and development company that is in the process of conducting safety and efficacy trials, and evaluating the Technology for future commercialization. They currently are planning expanded Phase 2 and initial Phase 3 (generally the last stage of testing required prior to approval to market) trials for the Technology in Australia (trials for use in the U.S. will begin after that). Clinuvel common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol CUV.

In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of Clinuvel common stock. As a result, we received 1,252,346 shares of Clinuvel common stock. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

We estimated the fair value of the Clinuvel common stock using the closing price of the shares ($0.93 per share, Australian dollars), and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar), on the date that MelanoTan’s board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in Clinuvel stock, since Clinuvel had minimal revenues and had incurred substantial accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income.

In May 2005 MelanoTan paid a special cash dividend. Our share of the dividend was $104,360. In addition, in June 2005, MelanoTan paid another dividend in the form of Clinuvel common stock. As a result, we received an additional 660,686 shares of Clinuvel common stock and recorded additional dividend income of $146,533. As a condition to receiving this dividend, we again agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. We valued the shares and dividend received in the same manner as the October 2004 dividend, except with a price per share of $0.36 Australian dollars, and an exchange rate of $0.7701 Australian dollars to $1.00 U.S. dollar. In total in 2005, we recorded $930,042 of dividend income from MelanoTan, and we received and directly own 1,913,032 shares of Clinuvel common stock. Our ownership percentage of Clinuvel’s common stock is not significant. As a result of the dividends, MelanoTan does not own any more stock of Clinuvel and our ownership in MelanoTan has limited value. We recorded the value of the shares as a noncurrent asset in equity securities, as we intend to hold the shares as a long-term investment. There was no change in our intentions in 2006, thus the shares continue to be recorded as a noncurrent asset in equity securities.

In 2006, the sale restriction lapsed and we now are free to sell, transfer and dispose of the shares. As a result, we reversed the original 20% discount to the value of the shares and recorded an unrealized gain of $206,420 to increase the value of the asset, with the credit to other comprehensive income (loss). Other unrealized changes in the fair value of the Clinuvel shares due to market price and foreign exchange rate fluctuations from the date of receipt also have been recorded in other comprehensive income (loss), since we believe that the changes are temporary. There were no realized gains or losses relating to the Clinuvel shares during 2006.

6.	SETTLEMENT WITH UNILENS, NET

In 1989, we sold certain assets of our former majority-owned subsidiary, University Optical Products Co., to Unilens Corp. USA (“Unilens”), for $6 million, including a $5.5 million installment receivable. Due to uncertainties related to collection of the installment receivable, we previously wrote off the entire balance of the receivable.

In July 2003, we resumed collection efforts with respect to the installment receivable, and in October 2003, we reached an agreement to settle all prior claims and to terminate all prior agreements between Unilens and us in exchange for a note receivable from Unilens. Unilens agreed to pay us an aggregate total of $1,250,000, with $100,000 paid to us in October 2003 upon execution of the agreement, and the remaining balance payable in quarterly installments of the greater of $100,000 or an amount equal to 50% of royalties received by Unilens from a certain licensee.

During 2004 we recognized $1,045,396 of income relating to the settlement, representing our share of cash received and the net present value of the note receivable at July 31, 2004. We estimated the net present value of the note using a 10% discount factor. Previously we had received 135,000 shares of Unilens common stock as partial payment against the 1989 installment receivable. Due to circumstances at that time, we did not assign a cost basis to the shares when we received them. In 2004, we sold our shares and recorded the net proceeds of $157,355 as income. In the aggregate we recorded income of $1,202,751 in 2004.

In 2005, initially we recorded only interest income on the note. In the fourth quarter of that year, we recorded an additional gain of $32,408, since Unilens had accelerated payments on the note and paid the balance in full faster than we had estimated when we recorded the net present value of the note. As of July 31, 2005, the note was paid in full.

7.	INCOME TAXES

In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. In 2005, we utilized a portion of our NOL carry-forwards against our regular federal and state taxable income, effectively eliminating our 2005 regular income tax liabilities. However, in 2005 we expected to be subject to the AMT liability, where we are limited to using 90% of our NOL carry-forwards against taxable income. Our 2005 provision of $10,400 principally was for our estimated net AMT liability. In 2006, we incurred a loss but did not record a benefit since, consistent with prior years, we provided a 100% valuation allowance against the asset. However, we did record a $12,000 benefit due to a change in estimate of the fiscal year 2005 federal AMT liability. In addition, we determined that we met certain conditions that made us eligible for a $35,189 refund of AMT paid in 2005 (which we received subsequent to 2006). As a result, in 2006 we recorded in total a benefit for income taxes of $47,189. We will be subject to the full AMT in future years.

We did not record an income tax provision in 2004 since we incurred a substantial net operating loss for income tax purposes. This was due principally to the Unilens receivable that had no basis for book purposes but was fully valued for income tax purposes. As a result, the settlement with Unilens in October 2003 generated a significant loss on an income tax basis and income of $1,045,396 on a book basis.

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended July 31,
	2006	2005	2004

Provision (benefit) at U.S. federal statutory rate	(34.0)%	34.0%	34.0%
State provision (benefit), net of U.S. federal tax	(5.5)	5.3	—
Permanent differences	3.8	—	—
Dividends received exclusion	—	(3.7)	—
Other items	(9.1)	0.3	0.3
Deferred tax valuation allowance	42.9	(35.7)	(34.3)
Effective income tax rate	(1.9)%	0.2%	—%

Net deferred tax assets consist of the following:

	July 31,	July 31,
	2006	2005

Net federal and state operating loss carryforwards	$4,042,744	$3,043,759
Net capital loss carryforwards	784,935	781,273
Impairment of investments	480,554	499,889
Other, net	122,738	66,259
Deferred tax assets	5,430,971	4,391,180
Valuation allowance	(5,430,971)	(4,391,180)
Net deferred tax assets	$—	$—

At July 31, 2006, we had aggregate federal net operating loss carryforwards of approximately $10,074,000, which expire at various times through 2026, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $6,591,000 that expire in fiscal year 2008 and 2009.

A significant portion of the NOLs remaining at July 31, 2006, approximately $4,057,000, were derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. Thus we will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended July 31,
	2006	2005	2004

Balance, beginning of year	$4,391,180	$4,992,007	$5,071,135
Change in temporary differences	37,144	(11,083)	(415,100)
Change in net operating and capital losses	1,002,647	(589,744)	335,972
Balance, end of year	$5,430,971	$4,391,180	$4,992,007

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

8.	NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Year ended July 31,
	2006	2005	2004

Denominator for basic net income (loss) per share, weighted average shares outstanding	7,651,635	6,762,553	6,247,588
Dilutive effect of warrants and common stock options	N/A	562,148	209,272
Denominator for net income (loss) per share, assuming dilution	7,651,635	7,324,701	6,456,860

Options and warrants to purchase 992,973, 161,000, and 567,398 shares of our common stock at July 31, 2006, 2005 and 2004, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the year ended July 31, 2006, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

9.	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of the following:

	July 31,	July 31,
	2006	2005

Accumulated net unrealized holding loss on equity securities	$(571,040)	$(387,419)
Accumulated unrealized foreign currency translation gain (loss)	44,199	120,036
Accumulated unrealized gain from reversal of sale restriction discount	232,124	—
Accumulated other comprehensive loss	$(294,717)	$(267,383)

10.	EQUITY FINANCING

In February 2004, we entered into an agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) to sell up to $5 million of our common stock to Fusion Capital over a twenty (20) month period from the commencement date, which was May 6, 2004 (the “Stock Sale Agreement”). We had the right, which we exercised, to extend the term of the Stock Sale Agreement by six months. We also had the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. In June 2006, we completed the $5 Stock Sale Agreement terminated upon reaching the $5 million threshold of common stock sold to Fusion Capital.

Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital at inception for its initial commitment (the “Initial Shares”), and issued 35,425 additional commitment shares to Fusion Capital on a pro-rata basis as we sold the $5 million of stock (collectively, the “Commitment Shares”).

Cash received and common stock sold and issued pursuant to the Stock Sale Agreement were as follows:

			Commitment
	Cash	Shares	Shares	Total
	Received	Sold	Issued	Shares

Year ended July 31, 2004	$200,002	50,938	54,554	105,492
Year ended July 31, 2005	2,517,539	367,875	17,837	385,712
Year ended July 31, 2006	2,282,459	578,920	16,172	595,092
Total	$5,000,000	997,733	88,563	1,086,296

In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a success fee of $250,000 (the “Success Fee,” which was 5% of the total potential equity financing from Fusion Capital), and granted the advisor warrants to purchase 57,537 shares of our common stock (approximately 5% of 1,159,552 shares, the estimated maximum number of shares that could have been sold to Fusion Capital, excluding the Commitment Shares). The warrants were exercisable upon receipt, at an exercise price of $4.345 per share (which was 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004, that was used to determine the number of Commitment Shares). On January 20, 2005, our advisor elected a cashless exercise pursuant to the terms of the warrant, and we issued 37,171 shares of common stock to them, after withholding 20,366 shares tendered as payment for the exercise price of the warrant. We determined the number of shares to withhold based on a per share price equivalent to the average per share price on the exercise date, in accordance with the warrant.

In addition to the cash Success Fee, we incurred other cash costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the estimated fair value of the Initial Shares ($316,171), and the warrants issued to our financial advisor ($236,465). We capitalized all of the cash and noncash costs, aggregating $1,008,204 (including $45,645 incurred in 2005), as deferred financing costs, and amortized the asset by charging the balance against capital in excess of par value on a pro-rata basis as we sold shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate, which changed during the term, of the total proceeds to be received over the life of the Stock Sale Agreement.

We had the option to enter into a second agreement with Fusion Capital for the sale of an additional $5 million of common stock on the same terms and conditions as the Stock Sale Agreement, but we did not exercise our option.

11.	RECEIVABLES

Receivables consist of the following:

	July 31,	July 31,
	2006	2005

Royalties	$3,307,482	$3,836,857
Receivables from insurance carrier	354,832	191,568
Other	169,187	57,816
Receivables	$3,831,501	$4,086,241

12.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31,	July 31,
	2006	2005

Equipment and furnishings	$330,113	$213,603
Leasehold improvements	64,285	59,860
Property and equiptment, gross	394,398	273,463
Accumulated depreciation and amortization	(245,553)	(238,600)
Property and equipment, net	$148,845	$34,863

Depreciation expense was $27,662, $19,449, and $20,144, in 2006, 2005, and 2004, respectively. The increase in equipment and furnishings in 2006 was due to deposits on furniture for our new office, and equipment purchased for new personnel.

13.	EQUITY SECURITIES AND OTHER INVESTMENTS

The Palatin and Clinuvel common stock we hold are categorized as available-for-sale and carried at fair value. The Palatin shares are classified in current assets while the Clinuvel shares are classified in noncurrent assets. The fair value of equity securities and other investments consists of the following:

	July 31, 2006	July 31, 2005	Number of shares	Type

Palatin (current asset, original basis $295,596)	$327,420	$—	170,000	Common stock

Clinuvel (original basis $825,682)	$499,141	$558,299	1,913,032	Common stock
MelanoTan	—	—	378,000	Common stock
NTRU Cryptosystems, Inc. (“NTRU”)	—	—	3,129,509	Common stock

Palatin shares include shares held on behalf of our Client. For a description of Palatin, see Note 3. For a description of Clinuvel and MelanoTan, see Note 5. MelanoTan has no operations and its shares have limited value.

In prior years, we acquired a total of 3,129,509 shares of NTRU common stock (and certain preferred stock that later was redeemed), in exchange for cash and a reduction in our future royalty percentage on sales of NTRU’s products. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. There is no active public market for NTRU shares. Although we wrote down the value of NTRU in prior years, we continue to own the shares, and one of our directors currently participates on NTRU’s Board of Directors.

14.	INTANGIBLE ASSETS ACQUIRED, NET

Intangible assets acquired, net, consist of the following:

	July 31,	July 31,
	2006	2005

Intangible assets acquired, principally licenses and patented Technologies, at cost, net of impairment charges	$1,152,842	$1,152,842
Accumulated amortization	(1,133,368)	(1,114,271)
Intangible assets acquired, net	$19,474	$38,571

The weighted average life of the remaining Technologies was 1.0 years and 2.3 years, respectively, at July 31, 2006 and 2005. In 2004, we recorded an impairment charge of $51,978 in personnel and other direct expenses relating to revenues, since certain of our acquired licenses were not producing revenues, and we did not expect them to generate revenues in the future.

Amortization expense was $19,097, $13,579, and $38,594, in 2006, 2005 and 2004, respectively. We expect amortization expense to be approximately $19,500 in fiscal year 2007.

15.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	July 31,	July 31,
	2006	2005

Royalties payable	$2,460,950	$2,793,083
Accrued compensation	533,431	1,616,522
Accrued professional fees	251,514	177,605
Other	131,973	103,134
Accrued expenses and other liabilities	$3,377,868	$4,690,344

The decrease in accrued compensation is due to the payment in 2006 of bonus and commission accruals outstanding at the end of 2005.

16.	SHAREHOLDERS’ INTEREST AND STOCK-BASED COMPENSATION PLANS

Preferred Stock

At our option, we may redeem our preferred stock at its par value at any time. Dividends on the preferred stock are non-cumulative. The preferred stock is not registered to be publicly traded.

Employee Stock Option Plans

Pursuant to our 1997 Employees’ Stock Option Plan, as amended (the “1997 Option Plan”), we may grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service). The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. No options may be granted under this plan after September 30, 2007.

The following information relates to the 1997 Option Plan:

	July 31,	July 31,
	2006	2005

Common shares reserved for issuance on exercise of options	1,044,348	1,045,598
Shares available for future option grants	437,075	666,075

Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which date no option could be granted under the plan. Pursuant to this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The following information relates to this stock option plan:

	July 31,	July 31,
	2006	2005

Common shares reserved for issuance on exercise of options	51,250	66,250
Shares available for future option grants	—	—

2000 Directors Stock Option Plan

We also have a Directors Stock Option Plan (the “Directors Option Plan”), under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected as a director, and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 1, 2010. In 2006, 50,000 stock options were granted pursuant to this plan, and 10,000 stock options expired. In 2005, 60,000, stock options were granted pursuant to this plan.

The following information relates to the 2000 Directors Stock Option Plan:

	July 31,	July 31,
	2006	2005

Common shares reserved for issuance on exercise of options	329,000	329,000
Shares available for future option grants	10,000	50,000

Summary of Common Stock Options

Pursuant to FAS 123R, in 2006 we recognized $254,548 of noncash compensation expense (included in personnel and other direct expenses relating to revenues), from stock options granted to employees in the current year and prior years, and vesting during 2006. The stock options granted during the year were outstanding only a portion of the year, and thus the compensation expense recognized was only for the portion of the year that they were outstanding. As of July 31, 2006, there was $565,256 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan. This cost is expected to be recognized over a weighted average period of 1.2 years. We also recognized $133,981 of noncash compensation expense (included in general and administrative expenses) from stock options granted to directors pursuant to the Directors Option Plan. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

In 2006 and 2005, we recorded noncash charges of $9,887 and $97,750, respectively, as a result of modifying the terms of certain stock options previously granted to former employees to extend the vesting and/or exercise terms of the awards. In addition, in 2005 we recorded a noncash charge of $72,600 as a result of modifying the terms of certain stock options previously granted to a former director to extend the exercise term of the awards.

In total for 2006, we recognized noncash expense of $398,416 related to stock options, of which $264,435 was included in personnel and other direct expenses relating to revenues, and $133,981 was included in general and administrative expenses.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended July 31,
	2006	2005	2004

Dividend yield (1)	0.0%	0.0%	0.0%

Expected volatility (2)	80.2%	75.8%	82.2%

Risk-free interest rates (3)	4.1%	3.6%	2.5%

Expected lives (2)	5 years	5 years	3 years

Weighted average fair value per share of options issued during the year:	$3.32	$3.30	$1.36

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

A summary of the status of all our common stock options as of July 31, 2006, 2005 and 2004, and changes during the years then ended is presented below.

	Year ended July 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	740,223	$5.72	1,134,795	$4.35	943,267	$5.08
Granted	279,000	4.97	253,000	5.42	289,000	2.52
Forfeited	—	—	(115,623)	2.59	—	—
Exercised	(1,250)	3.01	(531,949)	3.17	(12,850)	2.09
Expired or terminated	(25,000)	8.79	—	—	(84,622)	6.60
Outstanding at end of year	992,973	$5.46	740,223	$5.72	1,134,795	$4.35
Exercisable at end of year	609,473	$6.04	509,979	$6.74	856,833	$4.87

The total intrinsic value of stock options exercised during 2006, 2005 and 2004, was $2,135, $2,959,902 and $32,960, respectively. Total proceeds from stock option exercises were $16,267, $1,687,817 and $26,958, in 2006, 2005 and 2004, respectively. Generally, we issue new shares of common stock to satisfy stock option exercises.

The following table summarizes information about all common stock options outstanding at July 31, 2006.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.95 - $3.98	307,750	6.88	$3.16	150,750	$2.79
$3.99 - $6.50	493,723	6.38	$5.43	267,223	$5.58
$6.51 - $8.38	99,500	4.04	$7.84	99,500	$7.84
$8.39 - $11.09	92,000	5.05	$10.76	92,000	$10.76

Prior to the adoption of FAS 123R, in 2005 and 2004 we accounted for our share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Since the exercise price of stock options granted pursuant to our stock option plans to employees and directors was at least equal to the market value of the underlying common stock on the grant date, we did not record any compensation expense for stock options granted in prior years. (We did record compensation expense related to modifications made to vested option awards previously granted.)

If compensation cost for our stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, our pro forma net income and earnings per share would have been as follows:

	Year ended July 31,
	2005	2004

Net income, as reported	$5,701,787	$2,954,529
Deduct: Pro forma compensation expense for stock options issued using a fair value method (1)	(509,796)	(326,625)
Pro forma net income	$5,191,991	$2,627,904

Basic net income per share:
As reported	$0.84	$0.47
Pro forma	$0.77	$0.42

Net income per share, assuming dilution:
As reported	$0.78	$0.46
Pro forma	$0.71	$0.41

(1)	Compensation expense was reduced for forfeitures as they actually occurred.

1996 Directors’ Stock Participation Plan

Pursuant to the terms of our 1996 Directors’ Stock Participation Plan, on the first business day of January of each year, we issue to each outside director who has been elected by a vote of our shareholders and has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the proportion of the year served by that director. This plan expires on January 2, 2011.

We issued 12,500, 6,920, and 12,500 shares of common stock to eligible directors in 2006, 2005 and 2004, respectively, and charged to expense $50,000, $75,000, and $31,250, in 2006, 2005 and 2004, respectively, for the shares issued under this plan. The following information relates to the 1996 Directors’ Stock Participation Plan:

	July 31,	July 31,
	2006	2005

Common shares reserved for future share issuances	71,659	84,159

There was no significant impact on the calculation of net income (loss) per share for the years ended July 31, 2006, 2005 and 2004, as a result of the issuance of shares to our directors.

17.	401(k) PLAN

We have an employee defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the “Plan”), for all our employees who have attained the age of 21 and meet certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for each calendar year. We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

We may make discretionary contributions to the Plan solely on the authorization of our directors, who may authorize a contribution of a dollar amount to be allocated to participants according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed to the Plan. Our directors authorized and we expensed $125,000, $100,000, and $100,000 in 2006, 2005, and 2004, respectively, for such discretionary contributions, and we contributed the related shares of our common stock to the Plan.

18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We have our offices in Fairfield, Connecticut under a new lease that commenced on September 1, 2006, and expires on September 1, 2013. We have an option to renew this lease for an additional five years.

At July 31, 2006, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, including the new office lease, were:

Year ending July 31,

2007	$231,917
2008	262,798
2009	273,737
2010	280,064
2011	290,660
thereafter	636,743
Total minimum payments required	$1,975,919

Total rental expense for all operating leases was:

	Year ended July 31,
	2006	2005	2004

Minimum rental payments	$181,267	$236,572	$245,969
Less: Sublease rentals	—	(2,412)	(12,400)
Net rent expense	$181,267	$234,160	$233,569

On October 11, 2005, we entered into an amended and restated employment agreement, effective October 1, 2005, with Dr. Donald J. Freed, our President and Chief Executive Officer. Pursuant to the terms of the agreement, Dr. Freed will receive a minimum annual base compensation of $325,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, including our incentive compensation plan, and is eligible, in the event of a termination of his employment, to receive the continuation of base compensation and benefits for a period of six months, or twelve months in the event of a change in control (as defined), subject to certain conditions. The agreement may be terminated by either party at any time for any reason.

On February 15, 2006, we entered into an employment agreement with Michael E. Kiley. Pursuant to the terms of the agreement, Mr. Kiley will be employed as Executive Vice President and Chief Technology Officer, receive an annual base compensation of $225,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, including our incentive compensation plan, and is eligible, in the event of a termination of his employment, to receive the continuation of base compensation and benefits for a period of six months, or twelve months in the event of a change in control (as defined), subject to certain conditions. The agreement may be terminated by either party at any time for any reason. On July 27, 2006, our Board of Directors appointed Mr. Kiley to the position of Executive Vice President and Chief Operating Officer.

Contingencies - Litigation

Fujitsu

In December 2000, (coincident with filing a complaint with the United States International Trade Commission (“ITC”) that was withdrawn in 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al., collectively, “Fujitsu”) in the United States District Court for the Central District of Illinois, seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our Client, the University of Illinois. The two patents cover energy recovery technology for flat plasma display panels. In May 2002, the District Court granted Fujitsu’s motion to transfer this case to the Northern District of California.

In September 2001, Fujitsu filed counterclaims against us and the University of Illinois in the United States District Court for the District of Delaware (which subsequently were dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In late 2002, we were dismissed as co-plaintiff from this litigation, but we retained our economic interest in any potential favorable outcome.

On July 1, 2004, the court granted summary judgment in favor of Fujitsu. The University of Illinois appealed the decision. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University’s appeal.

On May 1, 2006, the Court of Appeals for the Federal Circuit (the “CAFC”) heard the University of Illinois’ appeal of the summary judgment. On June 15, 2006, the CAFC ruled in favor of Fujitsu, effectively ending the case. The only claims in this matter still outstanding are Fujitsu’s counterclaims against the University of Illinois and CTT. Fujitsu is proceeding with their counterclaims, in which they are claiming at least $5 million in damages plus punitive damages, costs and interest. We cannot determine the timing or what, if any, the amount that our liability may be if the counterclaims are successful, or the amount of defense costs we might incur.

Carolina Liquid Chemistries Corporation, et al.

On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation (“Carolina Liquid”) in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. Subsequently, we amended our complaint to add as defendants Catch, Inc. (“Catch”) and the Diazyme Laboratories Division of General Atomics (“Diazyme”). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. Further action in this case is pending.

Employment matters - former President and Chief Executive Officer

On August 10, 2005, we received notice that John B. Nano, our former President and Chief Executive Officer (“CEO”) from June 2002 to June 2005, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint, Mr. Nano sought to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claim that CTT had allegedly breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claims, in the alternative, that CTT violated a draft but unexecuted and undelivered, separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claims in his complaint that CTT withdrew the proposed draft agreement after he communicated his acceptance to the Chairman of CTT’s Board of Directors. We have opposed Mr. Nano’s application for a prejudgment remedy; and, have denied and are vigorously defending the allegations in the complaint. Hearings on the motion were held in November 2005. Further action on this motion is pending.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration (“OSHA”), alleging a violation by CTT of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) in connection with the termination of his employment. We believe that the complaint was totally without merit, and filed an answer to the OSHA inquiry on October 3, 2005. On March 2, 2006, Mr. Nano notified OSHA that he was withdrawing his complaint, and reserved his right to file the action in U.S. District Court.

On December 7, 2005, we filed a complaint against Mr. Nano in the Superior Court in the Judicial District of Stamford, Connecticut, for monetary and punitive damages, alleging breach of contract, breach of fiduciary duty, statutory theft of confidential information, and other claims, including a request for an injunction preventing Mr. Nano from competing with CTT with products and business contacts originally coming to Mr. Nano’s attention through his employment at CTT. Further action on this matter is pending.

On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint, Mr. Nano seeks monetary damages, punitive damages, attorneys’ fees, and costs and other remuneration at the option of the court. We believe that the complaint is totally without merit, and intend to defend it vigorously.

Legal fees incurred relating to these matters totaled $371,368 in 2006. We cannot predict the ultimate resolution of these matters, or the total amount of legal fees or other expenses that we will incur going forward relating to these matters.

Palatin Technologies, Inc.

On September 14, 2005, we filed a complaint in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut, against Palatin, in which we allege breach of contract by Palatin of a mediated settlement agreement we signed with Palatin on June 17, 2005 (the “Mediated Settlement”), relating to a license between Palatin and us for Palatin’s exclusive use of our Technology in developing their experimental therapeutic treatment for male and female sexual dysfunction (the “License”). In our complaint we are seeking monetary damages, interest, attorneys’ fees, court costs, punitive damages, and other remuneration at the option of the court. On November 22, 2005, Palatin filed a motion for summary judgment seeking a dismissal of our complaint and monetary damages, including reimbursement of their legal fees, as sanctions against us for filing the original complaint (this motion was denied on July 12, 2006). On February 3, 2006, we filed a motion to enlarge the scope of our original complaint, alleging fraudulent behavior by Palatin in their actions in negotiating the Mediated Settlement, as we believe that Palatin was aware that they were unable to issue fully unrestricted shares of their common stock at the time that they agreed to do so as part of the Mediated Settlement, but agreed to do so anyway.

Pursuant to the terms of the License, we are entitled to receive 20% of any sublicense fee that Palatin receives. On August 13, 2004, Palatin announced that they had granted a co-exclusive license to King Pharmaceuticals, Inc. (“King”), included in a Collaborative Development and Marketing Agreement between Palatin and King. On August 18, 2004, Palatin announced that they had received an initial $20 million from King, but did not submit any funds to us, which caused us to notify Palatin that they were in breach, and later demand arbitration for the breach. We agreed first to try to mediate the dispute with Palatin, and on June 17, 2005, we signed the Mediated Settlement agreement with Palatin. Pursuant to the Mediated Settlement, Palatin made a cash payment to us of $1,700,000, and further agreed to issue to us promptly 170,000 shares of Palatin unrestricted common stock. The settlement we received was for both us and our Clients.

On July 5, 2005, Palatin issued restricted shares to us that were not registered for resale, which was not in accordance with the Mediated Settlement, as we were restricted from selling, transferring or otherwise disposing of the shares. Since Palatin failed to issue us unrestricted shares and honor the Mediated Settlement, we filed the complaint against them seeking, at a minimum, unrestricted shares and reimbursement of costs that we incurred as a result of Palatin’s breach of the settlement. On October 13, 2005, Palatin filed a registration statement (prospectus) with the SEC to register the restricted shares for sale, and we later determined that we could trade the shares even though the legend on the share certificate is still in place. We continued to pursue the complaint filed against Palatin to recover our costs and preserve our rights under the License.

We believe that the Mediated Settlement referred only to the disposition of the specific $20 million sublicensing fee received by Palatin from King, and did not pertain to any future milestone payments, or to any other future payments to be made by King to Palatin under their agreement. Palatin has made statements in their public filings that the June 17, 2005 Mediated Settlement released them from any other obligations to us relating to any other future payments received from King. In addition, Palatin has made other public filings in which they stated that they did not believe that any license from us was needed to commercialize their sexual dysfunction therapeutic product. We disagree with these and any other similar such statements. Palatin also has received additional amounts from King since their receipt of the initial $20 million payment; however, they have refused to acknowledge that they owe us any additional amounts pursuant to the License. Thus, as a result of Palatin’s additional alleged breaches of the license and tortious acts, on June 6, 2006, we demanded arbitration, as required by the License, to settle the new issues. On July 20, 2006, we filed our claims with the American Arbitration Association.

Further action in both the court case and the arbitration is pending.

Employment matters - other

On September 29, 2006, we received a demand letter from an attorney representing two of our officers (neither of whom is our Chief Executive, Operating or Financial Officer), demanding approximately $300,000 in total for commission payments alleged to be due them for 2006 under our prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in 2005 related to new homocysteine licenses granted in 2005, and are claiming that the company is obligated, and they were promised that the payments would continue for a period of two (2) years thereafter. It also is claimed in the letter that these individuals anticipate that they would be entitled to at least an aggregate additional $350,000 in commission payments in 2007. We are investigating this matter, but expect to vigorously defend any litigation that may arise from it. Pending completion of the investigation, we have put these individuals on administrative leave with pay. We cannot estimate the amount of costs we may incur relating to this matter, but the costs may be significant, although a portion of the costs may be covered by insurance.

Securities and Exchange Commission

On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Competitive Technologies, Inc., our former President and CEO in 2001, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. Further action in this case is pending. If our motion for summary judgment is not successful, we expect that the case will go to trial sometime in 2007.

This matter originally began in May 2001, when we received a subpoena from the SEC seeking certain documents in connection with an SEC private investigation. In June 2003, the SEC sent written “Wells Notices” to us, our then Executive Vice President and Chief Financial Officer, and two of our directors. The “Wells Notices” indicated that the staff intended to recommend that the SEC bring a civil action against us and the individuals in the matter of trading in our stock. Neither of our directors was named in the SEC’s subsequent civil suit.

We previously field suit against our directors and officers insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. In the prior year (October 2004) our insurance carrier paid us $167,500 to reimburse us for prior costs incurred, and acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC’s civil suit. We recorded the settlement as a reduction of expense in 2005. As a result, defense costs incurred in 2005 and thereafter are being covered by our directors and officers insurance carrier, and we have not incurred any significant costs related to this matter since 2004. However, we cannot be certain that all future costs, including potential fines and penalties, will be covered by our insurance carrier.

Employment matters - other former employees

On February 2, 2005, OSHA issued a finding that there was probable cause to believe that CTT had violated Section 806 of the Sarbanes-Oxley Act by terminating Wil Jacques and Scott Bechtel in June 2003. Based on the finding, OSHA ordered that the complainants be reinstated and that CTT pay damages totaling approximately $827,000. Jacques and Bechtel contended that they were improperly terminated for raising concerns about financial reporting. We contended that Jacques and Bechtel did not raise protected concerns and were terminated for lawful, non-discriminatory reasons, that OSHA failed to fairly investigate and consider all relevant facts, that the conclusions drawn by OSHA were legally erroneous, and that we were not liable to the complainants for any amount.

The OSHA finding did not constitute a final agency order. In accordance with law and regulation, in February 2005, we filed timely objections and requested a de novo hearing before an Administrative Law Judge (“ALJ”) of the U.S. Department of Labor (“DOL”). The hearing was held in May 2005. On May 18, 2005, CTT and plaintiff Jacques entered into a memorandum of understanding, which later was approved by the ALJ, whereby all claims against CTT by Jacques were resolved. Pursuant to the settlement with Jacques, CTT paid plaintiff Jacques a lump sum payment and reimbursement for certain reasonable legal fees, and agreed to pay him certain minimum consulting fees in 2006 and 2007. The lump sum payment and legal fee reimbursement were recorded in 2005. The consulting fees are not significant, and are recorded as they are paid.

On October 6, 2005, the ALJ’s findings were issued, in which all of the claims of Mr. Bechtel were dismissed, and further, that the issue of damages was not relevant since the plaintiff failed to carry his burden of proof. The plaintiff filed an appeal with the DOL on October 19, 2005. The motion for appeal was granted, and it is still outstanding. In addition, Mr. Bechtel filed a separate complaint with OSHA alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with his reinstatement. We filed a response and a request for dismissal of this complaint on November 16, 2005. On November 23, 2005, this complaint was dismissed by OSHA. We cannot predict the total amount of legal fees or other expenses that we will incur going forward relating to this matter. Legal fees incurred since the inception of this matter through July 31, 2006, were $893,743, including $111,817 incurred in 2006. After the ALJ’s findings were issued, Mr. Bechtel left CTT on his own initiative.

Separate from the hearing before the ALJ, Mr. Bechtel sought to have the reinstatement order upheld by the United States District Court, District of Connecticut (the “District Court”). The reinstatement order would have required reinstatement as of February 8, 2005. CTT opposed Mr. Bechtel’s request. On May 13, 2005, the District Court granted Bechtel and the DOL a preliminary injunction requiring us to comply with the DOL reinstatement order and directed CTT to reinstate Mr. Bechtel. On May 16, 2005, CTT filed for a reconsideration and/or modification of the May 13, 2005 order. On May 23, 2005, the District Court granted CTT’s motion for reconsideration, but did not change the ruling requiring reinstatement. The DOL joined with Mr. Bechtel and requested a show cause hearing before the District Court as to why CTT should not be held in contempt of court for not complying immediately with the reinstatement order. On July 27, 2005, a show cause hearing was held at the District Court. CTT then reinstated plaintiff Bechtel effective back to February 8, 2005, and promptly appealed the District Court’s earlier ruling to the U.S. Court of Appeals for the 2nd Circuit, sitting in New York. On May 1, 2006, the 2nd Circuit Court of Appeals ruled in favor of CTT, finding that the District Court lacked the ability to enforce the reinstatement, and eliminating the possibility of contempt charges being levied against CTT. Since we had previously reinstated Mr. Bechtel, and he had left CTT of his own volition after the ruling by the ALJ in the underlying case, the 2nd Circuit ruling had no financial impact on us. This ruling was not appealed and it became final.

Laboratory Corporation of America Holdings d/b/a LabCorp

On June 22, 2006, the Supreme Court ruled that the writ of certiorari previously granted to LabCorp, had been improvidently granted, thus dismissing the writ and ending LabCorp’s appeal of this homocysteine assay infringement case originally filed on May 4, 1999 (described below) in the United States District Court for the District of Colorado. (A writ of certiorari is a petition requesting the Court to hear an appeal.) On September 21, 2006, the district court ruled on the remaining outstanding motions and claims related to this case, and as result of the ruling, the case effectively ended with no further awards granted.

The original case was filed against LabCorp in 1999 by Metabolite Laboratories, Inc. (“MLI”) and us (collectively, the “Plaintiffs”) alleging, in part, breach of contract and patent infringement, and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. (We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.) In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp had willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs. In an amended judgment issued in November 2002, the court awarded CTT approximately $1,019,000 in damages, $1,019,000 in enhanced (punitive) damages, $560,000 in attorneys’ fees, and $132,000 in prejudgment interest, and had issued a permanent injunction barring LabCorp from performing future homocysteine assays. The injunction against performing tests was stayed by the court pursuant to a stipulated court order that expired in April 2005 (pursuant to the stipulated order LabCorp was allowed to perform assays in exchange for paying a royalty). LabCorp appealed the judgment, and on August 5, 2004, the CAFC denied LabCorp’s appeal for a rehearing or a rehearing en banc (rehearing by the full CAFC). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million, our share of which was $920,552, and we recorded $815, 492 in royalty legal awards and $105,060 in interest income during 2005. The payment did not include attorneys’ fees or court costs previously awarded to the Plaintiffs that were under appeal with the court. On January 24, 2005, the CAFC issued a summary dismissal of LabCorp’s appeal of the court’s award of attorneys’ fees and court costs from the original case. Subsequently, we received payment from LabCorp for the attorneys’ fees and court costs. Our share of the payment was $231,056, and we recorded $221,121 in royalty legal awards and $9,935 in interest income, also in 2005. After this decision, on November 3, 2004, LabCorp had appealed the case to the Supreme Court.

We did not receive any awards from this case in 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

Other

On May 17, 2006, we filed a complaint against Dr. Arnold H. Pross in the New York Supreme Court in Nassau County, alleging the posting of defamatory statements against our current President and Chief Executive Officer, as well as CTT, on public message boards. On July 20, 2006, Dr. Pross filed a motion to dismiss our complaint based upon a lack of personal jurisdiction. On October 13, 2006, we filed a motion opposing Dr. Pross’ motion. Further action in this case is pending the resolution of the outstanding motions.

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

Contingencies - Revenue based

As of July 31, 2006, CTT and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $224,127, respectively, from grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. No significant obligations were recognized in 2006 or 2005 since the applicable revenues received were not significant.

Currently, we engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice. Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant. For the years ended July 31, 2006, 2005 and 2004, we neither accrued nor paid incentive compensation under such contracts.

19.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2006
Total revenues	$1,366,321	$1,271,242	$1,198,602	$1,351,466

Operating loss (1)	(459,846)	(761,887)	(1,209,530)	(584,783)

Net loss	$(333,005)	$(641,153)	$(1,054,040)	$(349,026)
Net loss per share:
Basic	$(0.04)	$(0.09)	$(0.14)	$(0.04)
Assuming dilution	$(0.04)	$(0.09)	$(0.14)	$(0.04)

Weighted average number of common shares outstanding:
Basic	7,410,416	7,579,940	7,710,134	7,907,972
Assuming dilution	7,410,416	7,579,940	7,710,134	7,907,972

Year ended July 31, 2005	(2)	(2)	(2)	(2)
Total revenues	$2,431,017	$6,783,387	$2,532,836	$2,427,114

Operating income (1)	160,878	3,943,031	128,876	83,842

Net income	$967,825	$3,957,343	$359,902	$416,717
Net income per share:
Basic	$0.15	$0.60	$0.05	$0.06
Assuming dilution	$0.14	$0.54	$0.05	$0.06

Weighted average number of common shares outstanding:
Basic	6,399,715	6,633,440	6,867,774	7,152,151
Assuming dilution	6,700,832	7,352,821	7,685,033	7,571,306

(1)	Operating income (loss) is defined herein as revenues less expenses, excluding interest income, net. Operating income (loss) excludes income taxes.

(2)
Second quarter operating income includes upfront payments of $5,750,000 received on homocysteine licenses granted. Operating income also includes dividend income of approximately $679,000, $104,000 and $147,000, respectively, in the first, third and fourth quarters. Third and fourth quarters also include approximately $607,000 and $783,000, respectively, from settlements with JDS Uniphase and Palatin.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2006.

(b)	Evaluation of internal controls over financial reporting

Not applicable.

(c)	Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), the information called for by Part III, except as otherwise indicated, is incorporated by reference, to the extent required, from the registrant’s definitive proxy statement for its annual meeting of stockholders scheduled to be held on Tuesday, January 9, 2006 (the “Proxy Statement”), to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than information with respect to our executive officers, which is set forth in Item 4A of Part I of this Form 10-K, the information set forth under the captions “Election of Directors,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and the sub-caption “Audit Committee” under “Board Meetings and Committees” in the Proxy Statement is incorporated herein by reference.

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

Competitive Technologies, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2006 and 2005

Consolidated Statements of Operations for the years ended July 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Interest for the years ended July 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted because the information is not present or is not present in sufficient amounts to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

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

Date: October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Richard E. Carver	Director	)
Richard E. Carver		)
)
/s/ Michael D. Davidson	Senior Vice President, Chief Financial Officer and	)
Michael D. Davidson	Principal Accounting Officer	)
)
/s/ George W. Dunbar, Jr.	Director	)
George W. Dunbar, Jr.		)
)
/s/ Dr. D. J. Freed	President, Chief Executive Officer and Director	)	October 30, 2006
Dr. D. J. Freed		)
)
/s/ Maria-Luisa Maccecchini	Director	)
Maria-Luisa Maccecchini		)
)
/s/ Charles J. Philippin	Director	)
Charles J. Philippin		)
)
/s/ John M. Sabin	Director	)
John M. Sabin		)

EXHIBIT INDEX

Exhibit
No.	Description

3.1
Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2
By-laws of the registrant as amended effective October 14, 2005, filed (on December 12, 2005) as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005, and hereby incorporated by reference.

10.1*
Registrant’s Restated Key Employees’ Stock Option Plan filed(on January 29, 2003) as Exhibit 4.3 to registrant’s Registration Statement on Form S-8, File Number 33-87756, and hereby incorporated by reference.

10.2*	Registrant’s Annual Incentive Plan filed (on November 25, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated November 22, 2005, and hereby incorporated by reference.

10.3*
Registrant’s 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant’s Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.4*
Registrant’s 1996 Directors’ Stock Participation Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 10.2 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

10.5*	Registrant’s 1997 Employees’ Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

10.6*
Employment Agreement between registrant and John B. Nano effective as of August 1, 2004, filed (on October 29, 2004) as Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2004, and hereby incorporated by reference.

10.7
Lease Agreement between registrant and The Bronson Road Group made August 28, 1996 filed (on October 28, 1996) as Exhibit 10.34 to registrant’s Annual Report on Form 10-K for the year ended July 31, 1996, and hereby incorporated by reference.

10.8
First Amendment of Lease Agreement dated August 9, 2001 between registrant and The Bronson Road Group, LLP filed (on October 29, 2001) as Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2001, and hereby incorporated by reference.

10.9*
Severance Agreement and General Release between registrant and Frank R. McPike, Jr. effective November 1, 2003, filed (on March 16, 2004) as Exhibit 10.2 to registrant’s Form 10-Q for the quarterly period ended January 31, 2004, and hereby incorporated by reference.

10.10
Common Stock Purchase Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.11
Registration Rights Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as Exhibit 10.2 to registrant’s Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.12*
Amended and Restated Employment Agreement by and between registrant and Donald J. Freed effective October 1, 2005, filed (on October 13, 2005) as Exhibit 10.22 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2005, and hereby incorporated by reference.

10.13
Second Amendment of Lease Agreement dated May 19, 2005 between registrant and The Hull House Group, LLC , filed (on October 13, 2005) as Exhibit 10.24 to registrant’s Annual Report on Form 10-K for the year ended July 31, 2005, and hereby incorporated by reference.

10.14*
Amendment number one made February 15, 2006, to Amended and Restated Employment Agreement, dated as of October 1, 2005, between registrant and Donald J. Freed, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated February 23, 2006, and hereby incorporated by reference.

10.15*
Employment Agreement dated as of February 15, 2006 between registrant and Michael E. Kiley, filed (on February 23, 2006) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated February 23, 2006, and hereby incorporated by reference.

10.16
Lease agreement dated April 28, 2006, between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc. filed (on June 9, 2006) as Exhibit 10.27 to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006, and hereby incorporated by reference.

10.17^
Amendment to Lease made July 20, 2006 by and between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc., and hereby incorporated by reference.

14.1
Registrant’s Corporate Standards of Conduct for all its directors, officers, employees and consultants, revised as of January 2005 filed (on January 21, 2005) as Exhibit 14.1 to registrant’s Current Report on Form 8-K dated January 14, 2005, and hereby incorporated by reference.

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