Form 10-Q
period 2006-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2006-12-14
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
www.competitivetech.net

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Commerce Drive, Suite 100
Fairfield, Connecticut	06825
(Address of principal executive offices)	(Zip code)

(203) 368-6044

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

The number of shares of the registrant’s common stock outstanding as of December 11, 2006 was 8,009,380 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2006	2006
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$12,318,942	$12,909,311
Receivables	3,688,825	3,831,501
Equity securities	386,580	327,420
Prepaid expenses and other current assets	314,406	416,262
Total current assets	16,708,753	17,484,494

Equity securities	676,804	499,141
Prepaid royalties	264,924	264,947
Property and equipment, net	313,596	148,845
Intangible assets, net	14,699	19,474
TOTAL ASSETS	$17,978,776	$18,416,901

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
Accounts payable	$823,178	$584,833
Accrued expenses and other liabilities	3,323,193	3,377,868
Total current liabilities	4,146,371	3,962,701

Deferred rent	70,319	—

Commitments and contingencies	—	—

Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000 shares authorized, 8,009,380 and 7,956,534 shares issued, respectively	80,093	79,565
Capital in excess of par value	34,222,772	34,030,075
Accumulated deficit	(20,543,560)	(19,421,398)
Accumulated other comprehensive loss	(57,894)	(294,717)
Total shareholders' interest	13,762,086	14,454,200
TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$17,978,776	$18,416,901

See accompanying notes

* Balances were derived from the July 31, 2006 audited balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	October 31,
	2006	2005

Revenues
Retained royalties	$730,204	$1,237,480
Investment income	164,972	126,841
Other income	—	2,000
	895,176	1,366,321

Expenses
Personnel and other direct expenses
relating to revenues	1,057,008	889,182
General and administrative expenses	743,934	769,609
Patent enforcement expenses, net of
reimbursements	216,396	40,535
	2,017,338	1,699,326

Loss before income taxes	(1,122,162)	(333,005)
Benefit for income taxes	—	—
Net loss	$(1,122,162)	$(333,005)

Basic and diluted net loss per common share	$(0.14)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	7,988,701	7,410,416

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statement of Comprehensive Loss and Changes in Shareholders' Interest
For the three months ended October 31, 2006
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Capital		Other	Total
	Shares		Shares		in Excess of	Accumulated	Comprehensive	Shareholders'
	Outstanding	Amount	Outstanding	Amount	Par Value	Deficit	Loss	Interest

Balances at July 31, 2006	2,427	$60,675	7,956,534	$79,565	$34,030,075	$(19,421,398)	$(294,717)	$14,454,200

Comprehensive loss:
Net loss	—	—	—	—	—	(1,122,162)	—	(1,122,162)
Unrealized increase in market price of securities	—	—	—	—	—	—	235,717	235,717
Foreign currency translation adjustments on securities	—	—	—	—	—	—	1,106	1,106
Comprehensive loss								(885,339)
Compensation expense from stock option grants	—	—	—	—	68,245	—	—	68,245
Stock issued under 401(k) Plan	—	—	52,846	528	124,452	—	—	124,980
Balances at October 31, 2006	2,427	$60,675	8,009,380	$80,093	$34,222,772	$(20,543,560)	$(57,894)	$13,762,086

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,122,162)	$(333,005)
Noncash and other expenses included in net loss:
Depreciation and amortization	20,449	9,896
Share-based compensation - stock options	68,245	50,287
Stock compensation accrued	50,000	43,750
(Increase) decrease in assets:
Receivables	142,676	(713,716)
Prepaid expenses and other current assets	101,856	(196,196)
Increase (decrease) in liabilities:
Accounts payable, accrued expenses
and other liabilities, and deferred rent	328,992	(238,964)
Net cash used in operating activities	(409,944)	(1,377,948)

Cash flows from investing activities:
Purchases of property and equipment	(180,425)	(17,660)
Net cash used in investing activities	(180,425)	(17,660)

Cash flows from financing activities:
Proceeds from exercises of stock options	—	15,290
Proceeds from sales of common stock	—	782,456
Net cash provided by financing activities	—	797,746

Net decrease in cash and cash equivalents	(590,369)	(597,862)
Cash and cash equivalents at beginning of period	12,909,311	14,279,547
Cash and cash equivalents at end of period	$12,318,942	$13,681,685
See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Competitive Technologies, Inc. (“CTT”), and its wholly owned and majority owned subsidiaries (collectively, “we” or “us”), provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia), with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients’ technologies. The condensed consolidated financial statements include the accounts of CTT and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

We believe that we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three months ended October 31, 2006, are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2007.

You should read the interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2006.

2.	Net Loss Per Common Share

At October 31, 2006 and 2005, respectively, all 1,097,973 and 931,973 outstanding common stock options were excluded from the computation of diluted net loss per common share, because they were anti-dilutive.

3.	Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following:

	Three months ended
	October 31,
	2006	2005

Net loss	$(1,122,162)	$(267,383)

Unrealized increase (decrease) in market price of securities	235,717	(142,544)
Foreign currency translation adjustments on securities	1,106	(99,541)
Unrealized gain from reversal of sale restriction discount	—	206,420
Comprehensive loss	$(885,339)	$(303,048)

Accumulated other comprehensive loss consists of the following:

	October 31,	July 31,
	2006	2006

Accumulated net unrealized holding loss on equity securities	$(335,323)	$(571,040)
Accumulated unrealized foreign currency translation gain	45,305	44,199
Accumulated unrealized gain from reversal of sale restriction discount	232,124	232,124
Accumulated other comprehensive loss	$(57,894)	$(294,717)

4.	Receivables

Receivables consist of the following:

	October 31,	July 31,
	2006	2006

Royalties	$3,037,867	$3,307,482
Receivable from insurance carrier	456,232	354,832
Other	194,726	169,187
Receivables	$3,688,825	$3,831,501

The fluctuations in royalties and receivables from insurance carrier are due principally to timing differences in billing receivables and the receipt of cash.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	October 31,	July 31,
	2006	2006

Accrued royalties payable	$2,929,733	$2,460,950
Accrued compensation	181,846	533,431
Accrued professional fees	104,466	251,514
Accrued other	107,148	131,973
Accrued expenses and other liabilities	$3,323,193	$3,377,868

6.	Contingencies

Carolina Liquid Chemistries Corporation, et al.

On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation (“Carolina Liquid”), in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. Subsequently, as we were aware that other infringers allegedly existed, we amended our complaint to add as defendants Catch, Inc. (“Catch”), and the Diazyme Laboratories Division of General Atomics (“Diazyme”). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. Further action in this case is pending. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the “USPTO”), to re-evaluate the validity of our patent. We do not expect an adverse finding by the USPTO, but the completion of such action may delay the ultimate resolution of the case.

Employment matters - former President and Chief Executive Officer

On August 10, 2005, we received notice that John B. Nano, our former President and Chief Executive Officer (“CEO”), had filed a complaint in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint Mr. Nano sought to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claims that CTT allegedly breached his employment contract because it denied him certain severance benefits when it terminated him on June 14, 2005. Mr. Nano also claimed, in the alternative, that CTT violated a proposed but unexecuted and undelivered separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claimed in his complaint that CTT withdrew the proposed agreement after he communicated his acceptance to the Chairman of our Board of Directors. CTT opposed Mr. Nano’s application for a prejudgment remedy, has denied and is vigorously defending the allegations in the suit, and has filed a complaint against Mr. Nano (see below). Hearings on the motion were held in November 2005.

On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration (“OSHA”), alleging a violation by CTT of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the “Sarbanes-Oxley Act”) in connection with the termination of his employment. We believed that the complaint was totally without merit, and filed an answer to the OSHA inquiry on October 3, 2005.

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

On March 2, 2006, Mr. Nano notified OSHA that he was withdrawing his complaint, reserving his right to file the action in U.S. District Court. On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut in New Haven, Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint Mr. Nano seeks monetary damages, punitive damages, attorneys’ fees, and costs and other remuneration at the option of the court. We believe that the complaint is totally without merit, and intend to defend it vigorously.

On November 13, 2006, Mr. Nano amended his complaint in the United States District Court of Connecticut in New Haven, Connecticut, to include all claims previously filed in the state court action, including his request for a pre-judgment remedy of attachment of $1.4 million. Then on November 16, 2006, Mr. Nano withdrew his original complaint from the Connecticut state court. Further action in all these matters is pending, but we currently expect the hearing on the pre-judgment remedy of attachment to be heard during the first calendar quarter of 2007.

Employment matters - other

On September 29, 2006, we received a demand letter from an attorney representing two of our officers (neither of whom is our Chief Executive or Financial Officer), demanding approximately $300,000 in total for commission payments alleged to be due them for  fiscal year 2006 under our prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in fiscal year  2005 related to new homocysteine licenses granted in  fiscal year 2005, and are claiming that the company is obligated, and they were promised that the payments would continue for a period of two (2) years thereafter. It also is claimed in the letter that these individuals anticipate that they would be entitled to at least an aggregate additional $350,000 in commission payments in fiscal year 2007. We have put these individuals on administrative leave with pay while we review and address the matter, and we expect to vigorously defend any litigation that may arise from this matter. We cannot estimate the total amount of costs we may incur relating to this matter, but the costs may be significant, although a portion of the costs of any litigation may be covered by insurance.

Securities and Exchange Commission

On August 11, 2004, the Securities and Exchange Commission (“SEC”), filed a civil suit in the United States District Court for the District of Connecticut, naming Competitive Technologies, Inc., our former President and CEO in 2001, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of our former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. On November 6, 2006, the court denied our motion for summary judgment. On November 17, 2006, we filed a motion for reconsideration requesting the court to re-examine the dismissal of our motion for summary judgment. Further action in this case is pending. If our appeal of the denial of our motion for summary judgment in our favor is not successful, we expect that the case will go to a jury trial starting sometime in  calendar 2007.

We previously filed suit against our directors’ and officers’ insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC’s civil suit. As a result, defense costs incurred in 2005 and thereafter have been covered by our  insurance carrier, and we have not incurred any significant costs related to this matter since 2004. However, we cannot be certain that all future costs, including potential fines and penalties, will be covered by our insurance carrier.

Laboratory Corporation of America Holdings d/b/a LabCorp (“LabCorp”)

On June 22, 2006, the United States Supreme Court ruled that the writ of certiorari previously granted to LabCorp had been improvidently granted, thus dismissing the writ and ending LabCorp’s appeal of this homocysteine assay infringement case originally filed on May 4, 1999 in the United States District Court for the District of Colorado. On September 21, 2006, the district court ruled on the remaining outstanding motions and claims related to this case, and as result of the ruling, the case effectively ended with no further awards granted. We did not receive any awards from this case in 2007 or 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations, including development plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-Q, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to our ability to obtain rights to market technologies, market acceptance of and competition for our licensed technologies, growth strategies and strategic plans, operating performance and financing of our operations, industry trends, and other risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption “Risk Factors,” in our most recent Annual Report on Form 10-K for the year ended July 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on October 30, 2006, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property, principally patents and inventions (collectively, the “Technology”), and they become our “Clients,” for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative Technologies in life and physical sciences, electronics, and nano science developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our Clients, customers and shareholders.

We earn revenues primarily from licensing our Clients’ and our own Technologies to our customers (licensees). Our customers pay us royalties based on their usage of the Technology, and we share the fees with our Clients. In the normal course of our business, revenues will fluctuate from quarter to quarter (and year to year), due to normal fluctuations in revenues of our customers, the receipt of differing magnitudes of revenues from upfront license fees (received at the time certain licenses are granted), the granting of new licenses, the expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses. As explained below, we had a concentration of revenues from a single source.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

Reliance on one revenue source

For both the three months ended October 31, 2006 and 2005, we had a significant concentration of revenues from our homocysteine assay Technology. The patent for this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. Revenues from our homocysteine assay Technology decreased compared to last year due to upfront license fees received in the prior year that did not occur in the current year, and a decrease in the number of tests performed reported by two of our licensees. We believe that we have licenses with the most significant distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. We perform audits of our licensees to make sure we are capturing all available revenues. However, we also believe that part of the decrease in the number of tests reported may be due to suspected infringers who are selling homocysteine tests without a license.

We filed a patent infringement complaint against three suspected infringers but we believe that progress on this case may be subject to delaying tactics by the defendants, as well as the normal extended period of time it takes for such cases to work their way through the court system. In addition, in response to the patent enforcement action we filed, one of the defendants has requested the United States Patent and Trademark Office (the “USPTO”), to re-evaluate the validity of our patent. While we do not expect an adverse finding by the USPTO, such actions could further delay the ultimate resolution of the case, and negatively impact our reported financial results through decreased revenues and increased legal costs. For further information see Part II, Item 1., “Legal Proceedings”.

Presentation

We rounded all amounts in this Item 2 to the nearest thousand dollars, so certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three months ended October 31, 2006 (“first quarter 2007”) vs. three months ended October 31, 2005 (“first quarter 2006”)

Summary of Results

We incurred a net loss for the first quarter 2007 of $1,122,000, or $0.14 per share, compared to a net loss of $333,000 or $0.04 per share, for the first quarter 2006, an increased net loss of $789,000, or $0.10 per share. As explained in detail below, the increase in the net loss is due to a $471,000 decrease in revenues, and a $318,000 increase in expenses.

Revenues

In the first quarter 2007, total revenues were $895,000, compared to $1,366,000 for the first quarter 2006, a decrease of $471,000, or 34%.

Retained royalties for the first quarter 2007 were $730,000, which was $507,000, or 41% less than the $1,237,000 of retained royalties reported in the first quarter 2006. The following compares retained royalty revenues by Technology in the first quarter 2007 with the first quarter 2006.

	For the three months ended October 31,
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Homocysteine assay	$575,000	$1,080,000	$(505,000)	(47)%
All other Technologies	155,000	157,000	(2,000)	(1)%
Total retained royalties	$730,000	$1,237,000	$(507,000)	(41)%

Royalty revenues from our homocysteine technology decreased $505,000 in the first quarter 2007 compared to the first quarter 2006. Of the $1,080,000 of revenues received in the first quarter 2006 from our homocysteine assay, $224,000 was from upfront fees received in accordance with the terms of previously granted licenses. While the receipt of upfront fees is common, the magnitude of such fees has and will fluctuate, sometimes significantly from period to period, and we did not record any upfront fees in the first quarter 2007.  Without the upfront fees, revenues for this Technology for the first quarter 2006 were $856,000, compared to $575,000 in the current year quarter, which is a $281,000, or 33% decrease. The decrease is due principally to fewer tests performed by two of our larger licensees. In addition, as explained above, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine Technology.

Approximately 79% of our retained royalties for the first quarter 2007 was from the homocysteine assay Technology. As explained above, the patent on this Technology expires in early July 2007, and we will not receive any revenues from this Technology for sales made after that date. We continue to seek licenses to new Technologies to mitigate this concentration of revenues, to replace revenues from expiring licenses, and to provide future revenues.

Investment income includes dividends and interest earned on our invested cash. Investment income was $165,000 in the first quarter 2007, which was an increase of $38,000, or 30% over the $127,000 reported for the first quarter 2006. The increase was due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year.

Expenses

	For the three months ended October 31,
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Personnel and other direct expenses
relating to revenues	$1,057,000	$889,000	$168,000	19%
General and administrative expenses	744,000	770,000	(26,000)	(3)%
Patent enforcement expenses, net
of reimbursements	216,000	40,000	176,000	440%
Total expenses	$2,017,000	$1,699,000	$318,000	19%

Personnel and other direct expenses relating to revenues increased a net $168,000 in the first quarter 2007, compared to the first quarter 2006, due to a combination of several factors. Personnel expenses increased a net $256,000 in the first quarter 2007, compared to the prior year, principally due to the addition of new business development and business development support employees during the prior year, and employee relocation costs. The additional staff allowed us to significantly increase our business development activities, including more thoroughly evaluating the revenue generating potential of new Technologies prior to acceptance. We believe that this ability will result in better Technologies being added to our portfolio and greater future recurring revenues. As a result of hiring new employees, we curtailed our use of paid consultants significantly, and consequently consulting expenses in the first quarter of 2007 decreased $115,000 compared to the prior year. Other direct expenses relating to revenues increased a net $26,000 as increased costs to audit our homocysteine licensees and increased foreign patent legal expenses were offset partially by a decrease in domestic patent legal expenses.

General and administrative expenses decreased a net $26,000 in the first quarter 2007, compared to the first quarter 2006, as a result of a combination of several factors, though principally the result of a net decrease in corporate legal and litigation related expenses. Overall legal and litigation expenses decreased a net $63,000, due to a decrease aggregating to $218,000 as a result of decreased activity in the first quarter 2007 related to litigation with our former President and Chief Executive Officer, and costs relating to our defense of a whistleblower complaint filed by a former employee (that subsequently was dismissed), offset in part by an aggregate $155,000 increase in legal expenses incurred in the first quarter 2007, related to various other personnel related matters.

Patent enforcement expenses, net of reimbursements, increased a net $176,000 in the first quarter 2007, compared to the first quarter 2006. The increase resulted from increased activity in the current year quarter related to a homocysteine patent infringement lawsuit initiated at the beginning of the prior fiscal year (see Part II, Item 1., “Legal Proceedings”), and also increased costs related to the arbitration with Palatin Technologies, Inc. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity relating to the litigation.

Benefit for income taxes

We did not record a net benefit for income taxes in the first quarter 2007 or 2006, since the benefit was offset by an equal increase in the valuation allowance.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, to protect and enforce our intellectual property rights, if necessary, and to execute our strategic plan to grow our business. We fund our liquidity requirements principally from our cash on hand, and also cash flows from operations, if any. At October 31, 2006, we had no outstanding debt or credit facility.

Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

At October 31, 2006, cash and cash equivalents were $12,319,000, compared to $12,909,000 at July 31, 2006. Cash used in operating activities during the first quarter 2007 was $410,000, compared to cash used of $1,378,000 during the first quarter 2006. The difference in cash used in the first quarter 2007 compared to the first quarter 2006 was due principally to timing of receipt of revenues, collections of receivables and payments of accounts payable. Cash used in investing activities during the first quarter 2007 was $180,000, compared to $18,000 during the first quarter 2006. The increase in the current year related to the purchase of furniture and fixtures for our new office space, which we moved into in August 2006. Cash provided by financing activities during the first quarter 2006 was $798,000, principally due to sales of our common stock pursuant to an equity financing arrangement that terminated in the prior year. There was no cash provided by or used in financing activities during the first quarter 2007.

Changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on income received and the date on which royalty receipts and payments are due to be paid out under our agreements with Clients and customers.

Funding and capital requirements

Capital requirements

We previously announced that part of our strategic plan was to reach $10 million in annual recurring revenues over the next few years, achieve long-term profitability and increase shareholder value. To accomplish our goals, we have increased our efforts and are investing funds to explore new business opportunities, including expanding our marketing capabilities on a more global basis, searching for new sources of Technologies, licensing those Technologies, offering a broader range of services, and researching potential acquisition candidates or other strategic relationships. To accomplish our revenue goals, we have added more personnel to our business development team and added other personnel to support our expanding global business development activities. These activities require greater amounts of capital than we used previously. We expect this trend to continue.

In December 2006 a dissident group filed a proxy statement with the SEC contesting our board of directors’ proxy solicitation with respect to the election of directors. While we cannot estimate the total at this time, we expect that the costs to contest this group will be significant, and will be incurred during the quarter ended January 31, 2007.

In August 2006 we moved to a new office. The new office space we moved into is larger than our previous office to accommodate our additional staff and provide for more efficient operations. Since the new space is larger than the prior space, our annual rent expense in 2007 and beyond will be approximately $100,000 - $125,000 more than we incurred in 2006.

General

The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To achieve and sustain profitability, we must license Technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new Technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors, some of which are beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe that our cash on hand will be sufficient to meet our current and anticipated operating cash requirements for at least the next year.

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

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates,” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Palatin Technologies, Inc. (“Palatin”) and Clinuvel Pharmaceuticals Limited (“Clinuvel”). The value of the Palatin stock is included in current assets in equity securities, while the value of the Clinuvel ( shares is included in noncurrent assets in equity securities, since our current intention is to hold the Clinuvel shares as a long term investment. The value of both assets is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations relating to the Clinuvel shares, since Clinuvel common stock is traded on the Australian Stock Exchange, and the price per share of the stock is quoted in Australian dollars. We currently consider unrealized fluctuations in the fair value of both the Palatin and Clinuval shares to be temporary, and therefore have recorded changes in the fair values as part of other comprehensive loss, which is included as a component of equity. During the three months ended October 31, 2006, the following changes in fair value occurred with respect to the Palatin and Clinuvel shares:

	For the three months ended October 31, 2006
	Palatin	Clinuvel	Total

Unrealized increase in market price of securities	$59,160	$176,557	$235,717
Foreign currency translation adjustments on securities	—	1,106	1,106
Other comprehensive income	$59,160	$177,663	$236,823

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)), as of October 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2006.

(b)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 6 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.          Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

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

COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

By:  /s/ D. J. Freed, Ph.D.

Donald J. Freed
President, Chief Executive Officer and Authorized Signer
Date:  December 14, 2006

COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

By:  /s/ Michael D. Davidson

Michael D. Davidson
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Authorized Signer

Date:  December 14, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Principal Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).