Form 10-Q
period 2007-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2007-03-16
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31,
                                     ------------------------------------------
                                                                          2007
                                                                          ----

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8696
                                                 ------


                               [GRAPHIC OMITED]


                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
                             www.competitivetech.net

Delaware                                                      36-2664428
--------                                                      ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

777 Commerce Drive, Suite 100
Fairfield, Connecticut                                       06825
----------------------                                       -----
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

The number of shares of the registrant's common stock outstanding as of March 15, 2007 was 8,031,880 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at January 31, 2007
          and July 31, 2006                                                 3

     Condensed Consolidated Statements of Operations for the
          three months ended January 31, 2007 and 2006                      4

     Condensed Consolidated Statements of Operations for the
          six months ended January 31, 2007 and 2006                        5

    Condensed Consolidated Statement of Comprehensive Loss and
          Changes in Shareholders' Interest for the six months
          ended January 31, 2007                                            6

     Condensed Consolidated Statements of Cash Flows for the
          six months ended January 31, 2007 and 2006                        7

     Notes to Condensed Consolidated Financial Statements                8 - 13

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14 - 20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.     Controls and Procedures                                        22


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                              23

Item 1A.     Risk factors                                                  23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 4.     Submission of Matters to a Vote of Security Holders            23

Item 5.     Other                                                          24

Item 6.     Exhibits                                                       24

Signatures                                                                 25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         COMPETITIVE TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets


                                                         JANUARY 31,        July 31,
                                                                2007           2006
                                                          (UNAUDITED)          *
                                                        -------------  -------------

ASSETS
Current assets:
   Cash and cash equivalents                            $  9,879,780   $ 12,909,311
   Restricted cash                                         2,501,755              -
   Receivables                                             1,411,293      3,831,501
   Equity securities                                         298,180        327,420
   Prepaid expenses and other current assets                 262,427        416,262
                                                        -------------  -------------
      Total current assets                                14,353,435     17,484,494

Equity securities                                          1,403,927        499,141
Prepaid royalties                                            264,924        264,947
Property and equipment, net                                  328,551        148,845
Intangible assets, net                                         9,925         19,474
                                                        -------------  -------------
      TOTAL ASSETS                                      $ 16,360,762   $ 18,416,901
                                                        =============  =============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
   Accounts payable                                     $    711,436   $    584,833
   Accrued expenses and other liabilities                  4,580,286      3,377,868
                                                        -------------  -------------
      Total current liabilities                            5,291,722      3,962,701

Deferred rent                                                 67,307              -

Commitments and contingencies                                      -              -

Shareholders' interest:
   5% preferred stock, $25 par value, 35,920 shares
      authorized, 2,427 shares issued and outstanding         60,675         60,675
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 8,031,880 and 7,956,534 shares
      issued and outstanding, respectively                    80,318         79,565
   Capital in excess of par value                         34,386,303     34,030,075
   Accumulated deficit                                   (24,106,391)   (19,421,398)
   Accumulated other comprehensive income (loss)             580,828       (294,717)
                                                        -------------  -------------

       Total shareholders' interest                       11,001,733     14,454,200
                                                        -------------  -------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                                        $ 16,360,762   $ 18,416,901
                                                        =============  =============

                             See accompanying notes

* Balances were derived from the July 31,2006 audited balance sheet

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended
                                                              January 31
                                                           ---------------------
                                                              2007         2006
                                                       -----------  -----------

REVENUES
Retained Royalties                                     $   744,209   $1,152,589
Investment income                                          159,783      108,653
Other income                                                     -       10,000
                                                       ------------  -----------
                                                           903,992    1,271,242
                                                       ------------  -----------

EXPENSES
Personnel and other direct expenses
   relating to revenues                                  1,417,825    1,105,027
General and administrative expenses                      2,869,289      761,390
Patent enforcement expenses, net
   of reimbursements                                       179,709       58,059
                                                       ------------  -----------
                                                         4,466,823    1,924,476
                                                       -----------    ---------

Loss before income taxes                                (3,562,831)    (653,234)
Benefit for income taxes                                         -      (12,081)
                                                       ------------  -----------

NET LOSS                                             $  (3,562,831)  $ (641,153)
                                                     ==============  ===========


Basic and diluted net loss per common share          $       (0.44)  $    (0.09)
                                                     ==============  ===========

Basic and diluted weighted average
   number of common shares outstanding                   8,017,260    7,507,004

                                   See accompanying notes

                    COMPETITIVE TECHNOLOGIES, INC.
            Condensed Consolidated Statements of Operations
                          (Unaudited)

                                                             Six months ended
                                                               January 31
                                                            ----------------------
                                                              2007         2006
                                                     --------------  -----------

REVENUES
Retained Royalties                                   $   1,474,413   $2,390,069
Investment income                                          324,755      235,494
Other income                                                     -       12,000
                                                     --------------  -----------
                                                         1,799,168    2,637,563
                                                     --------------  -----------

EXPENSES
Personnel and other direct expenses
   relating to revenues                                  2,474,833    1,994,209
General and administrative expenses                      3,613,223    1,530,999
Patent enforcement expenses, net
   of reimbursements                                       396,105       98,594
                                                     --------------  -----------
                                                         6,484,161    3,623,802
                                                          ---------  -----------

Loss before income taxes                                (4,684,993)    (986,239)
Benefit for income taxes                                         -      (12,081)
                                                     --------------  -----------

NET LOSS                                             $  (4,684,993)  $ (974,158)
                                                     ==============  ===========


Basic and diluted net loss per common share          $       (0.59)  $    (0.13)
                                                     ==============  ===========

Basic and diluted weighted average
   number of common shares outstanding                   8,002,981    7,495,177

                             See accompanying notes

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
       Condensed Consolidated Statement of Comprehensive Loss and Changes in
                             Shareholders' Interest
                    For the six months ended January 31, 2007
                                   (Unaudited)


                                   Preferred Stock      Common Stock                                    Accumulated
                                   ---------------      ------------       Capital                      Other          Total
                                   Shares          Shares                  in Excess of  Accumulated    Comprehensive  Shareholders'
                              Outstanding Amount  Outstanding     Amount   Par Value     Deficit        Loss           Interest
                                   -----  -------  ---------  ------------  -----------  -------------  -------------  ------------

Balances at July 31, 2006          2,427  $60,675  7,956,534  $    79,565   $34,030,075  $(19,421,398)  $   (294,717)  $ 14,454,200

Comprehensive loss:
Net loss                               -        -          -            -             -    (4,684,993)             -     (4,684,993)
   Unrealized increase in market
      value of securities              -        -          -            -             -             -        871,447        871,447
   Foreign currency translation
      adjustments on securities        -        -          -            -             -             -          4,098          4,098
                                   -----  -------  ---------  ------------  -----------  -------------  -------------  ------------

   Comprehensive loss                                                                      (4,684,993)       875,545     (3,809,448)

   Compensation expense from
      stock option grants              -        -          -            -       182,938             -              -        182,938
   Exercise of common stock options                   10,000          100        19,400                                      19,500
   Stock issued under 401(k) Plan      -        -     52,846          528       124,452             -              -        124,980
   Stock issued to Directors                          12,500          125        29,438                                      29,563
                                   -----  -------  ---------  ------------  -----------  -------------  -------------  ------------

Balances at January 31, 2007       2,427  $60,675  8,031,880  $    80,318   $34,386,303  $(24,106,391)  $    580,828   $ 11,001,733
                                   =====  =======  =========  ============  ===========  =============  =============  ============


                             See accompanying notes

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                Six months ended
                                                                  January 31,
                                                             ----------------------
                                                                    2007          2006
                                                          ---------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $   (4,684,993)  $  (974,158)
   Noncash and other expenses
      Included in net loss:
         Interest earned on restricted cash                       (1,755)            -
         Depreciation and amortization                            44,565        20,639
         Share-based compensation - stock options                182,938       253,304
         Stock compensation accrued                               54,562        62,500
   (Increase) decrease in assets:
      Receivables                                              2,420,207    (2,010,856)
      Prepaid expenses and other current assets                  153,835      (104,810)
   Increase (decrease) in liabilities:
      Accounts payable, accrued expenses
         and other liabilities, and deferred rent              1,496,332      (681,336)
                                                          ---------------  ------------
Net cash used in operating activities                           (334,309)   (3,434,717)
                                                          ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (214,722)      (38,598)
Restricted cash                                               (2,500,000)            -
                                                          ---------------  ------------
Net cash used in investing activities                         (2,714,722)      (38,598)
                                                          ---------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercises of stock options                       19,500        16,265
   Proceeds from sales of common stock                                 -     1,399,952
                                                          ---------------  ------------
Net cash provided by financing activities                         19,500     1,416,217
                                                          ---------------  ------------

Net decrease in cash and cash equivalents                     (3,029,531)   (2,057,098)
Cash and cash equivalents at beginning of period              12,909,311    14,279,547
                                                          ---------------  ------------

Cash and cash equivalents at end of period                $    9,879,780   $12,222,449
                                                          ===============  ============

Supplement disclosure of non-cash transactions:

On August 31, 2006, the Company contributed 52,846 shares of common stock valued at $124,980 to the 401(k) Plan. On January 3, 2007, the Company issued 12,500 shares valued at $29,438 as compensation to directors.

                             See accompanying notes

                         COMPETITIVE TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.     Basis of Presentation
       ---------------------

     The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

     Competitive Technologies, Inc. ("CTT"), and its wholly owned and majority owned subsidiaries (collectively, "we" or "us"), provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia), with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various universities, corporations and individuals. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients' technologies. The condensed consolidated financial statements include the accounts of CTT and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     We believe that we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended January 31, 2007, are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2007.

     You should read the interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2006.

2.     Net Loss Per Common Share
       -------------------------

     At January 31, for 2007 and 2006 respectively, 1,097,973 and 967,473 outstanding common stock options were excluded from the computation of diluted net loss per common share, because they were anti-dilutive.

3.     Comprehensive Loss and Accumulated Other Comprehensive Loss
       -----------------------------------------------------------

     Comprehensive loss consists of the following:

                                                                         Three months ended                 Six months ended
                                                                             January 31                       January 31
                                                                         --------------------               ------------------
                                                                             2007                2006          2007        2006
                                                                     -------------  ------------------  ------------  ----------

Net loss                                                             $ (3,562,831)  $        (641,153)  $(4,684,993)  $(974,158)

Unrealized increase (decrease) in market value of securities              635,730              17,682       871,447    (307,738)
Foreign currency translation adjustments on securities                      2,992              13,890         4,098      97,225
Unrealized gain from reversal of sale restriction discount                      -              25,704             -     232,124
                                                                     -------------  ------------------  ------------  ----------
Comprehensive loss                                                   $ (2,924,109)  $        (583,877)  $(3,809,448)  $(952,547)
                                                                     =============  ==================  ============  ==========

     Accumulated other comprehensive income (loss) consists of the following:


                                                                         January 31,   J uly 31
                                                                                 2007       2006
                                                                         ------------  ----------

Accumulated net unrealized increase (decrease) in market value           $    300,407  $(571,040)
  of securities
Accumulated net unrealized foreign currency adjustments on securities          48,297     44,199
Accumulated unrealized gain from reversal of sale restriction discount        232,124    232,124
                                                                         ------------  ----------
Accumulated other comprehensive income (loss)                            $    580,828  $(294,717)
                                                                         ============  ==========


4.     Receivables
       -----------

     Receivables consist of the following:


                                     JANUARY 31,    July 31,
                                            2007        2006
                                    ------------  ----------

Royalties                           $    963,544  $3,307,482
Receivables from insurance carrier       268,177     354,832
Other                                    179,572     169,187
                                    ------------  ----------
Receivables                         $  1,411,293  $3,831,501
                                    ============  ==========

     Fluctuations in royalties and receivables from insurance carrier are due principally to timing differences in billing receivables and the receipt of cash.

5.     Equity Securities and Other Investments
       ---------------------------------------

     The Palatin and Clinuvel common stock we hold are categorized as available-for-sale and carried at fair value. The Palatin shares are classified in current assets; while the Clinuvel shares are classified in noncurrent assets. The fair value of the equity securities and other investments consists of the following:

                                     January 31,   July 31,  Number
                                            2007       2006  of shares  Type
                                    ------------  ---------  ---------  ------------

Palatin (current asset,
   original basis $295,596)         $    298,180  $ 327,420    170,000  Common Stock

Clinuvel (original basis $825,682)     1,403,927    499,141  1,913,032  Common Stock

MelanoTan                                     --         --    378,000  Common Stock

NTRU Cryptosystems, Inc.                      --         --  3,129,509  Common Stock

     At July 31, 2006, the Palatin shares included shares held on behalf of our client. As of January 31, 2007, we had reported the value of these shares as royalty income to our client and had deducted allowable legal expenses against such royalty payment, as allowed under our agreement. As a result, the Company holds these share on their own as of January 31, 2007.

6.     Accrued Expenses and Other Liabilities
       --------------------------------------

     Accrued expenses and other liabilities consist of the following:

                                         JANUARY 31,    July 31,
                                                2007        2006
                                        ------------  ----------

Accrued royalties payable               $  2,182,368  $2,460,950
Accrued compensation                         470,556     533,431
Accrued professional fees                  1,823,639     251,514
Accrued other                                103,723     131,973
                                        ------------  ----------
Accrued expenses and other liabilities  $  4,580,286  $3,377,868
                                        ============  ==========

7.     Shareholder's Equity

     On August 31, 2006, the Company issued 52,846 share of common stock valued at $124,980 as a discretionary contribution to the 401(k) Plan that had been accrued for at July 31, 2006.

     On December 19, 2006, the Company received $19,500 for the issuance of 10,000 shares at $1.95 per share under our employee stock option plan.

     On January 3, 2007, the Company issued 12, 500 shares of stock under our Directors' Stock Participation Plan. These shares were valued at $29,438. An amount of $75,000 was accrued as of December 31, 2006 for payment under this plan and the excess balance has been reversed.

8.     Stock Options

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     During the quarter ended January 31, 2007, the Company granted to its directors options to purchase an aggregate of 10,000 shares of common stock under the Directors' Option Plan at an exercise price of $2.37 per share that vest immediately. The fair value of these options was approximately $16,000, which was recorded as non-cash compensation expense during the three months ended January 31, 2007.

     The fair value of the Black-Scholes options-pricing model was calculated with the following weighted average assumptions used for the grant: risk-free interest rate 4.66%; expected life five years; expected volatility 79.68%, and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

     For the three and six months ended January 31, 2007, the Company recognized approximately $99,000 and $167,000, respectively, of non-cash compensation expense for the fair value of options granted to employees in prior years for the adoption of SFAS 123R.

9.     Contingencies
       -------------

     Carolina Liquid Chemistries Corporation, et al.

     On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid"), in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other alleged infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch"), and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") re-evaluate the validity of our patent. Defendants have requested, and the Judge has granted, a stay in discovery. We do not expect an adverse finding by the USPTO, but the completion of such action will delay the ultimate resolution of the case. Further action in this case is pending.

Employment matters - former President and Chief Executive Officer

     As a result of a proxy contest conducted for the election of Directors at the annual meeting of shareholders on January 16, 2007, adjourned until February 2, 2007, a complete new Board of Directors was elected and installed (see Part II, Section 4). The disputed matters regarding CTT's former Board of Directors and John B. Nano have now been settled by the new Board and documents are being prepared for filing with the Superior Court in the Judicial District of Stamford, Connecticut and United States District Court for the District of Connecticut to affirm the settlement with prejudice. Mr. Nano's suit was brought under the Sarbanes-Oxley law and requested $5.1 million plus damages against CTT. On January 24, 2007, the parties met with Judge Thomas P. Smith, United States District Court of Connecticut, who demanded that CTT or a reputable insurance company post a bond of $2.5 million by the close of business January 26, 2007 to serve as security. Mr. Nano agreed to reduce his settlement demand and the new Board agreed to pay Mr. Nano $1 million and to pay his legal fees of $650,000 to settle the original $5.1 million suit. These amounts have been accrued as of January 31, 2007. The $2.5 million bond was distributed on February 7, 2007, with Mr. Nano receiving $1 million, his legal advisors $650,000, and the balance of $850,000 returned to CTT's treasury.

Employment matters - other

     On September 29, 2006, CTT received a demand letter from an attorney representing two of its officers, Aris D. Despo and Paul A. Levitsky (neither of whom was our Chief Executive or Financial Officer), demanding approximately $300,000 in total for commission payments alleged to be due them for fiscal year 2006 under CTT's prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in fiscal year 2005 related to new homocysteine licenses granted in 2005, and claimed that the company was obligated, and they were promised, that the payments would continue for a period of two (2) years thereafter. The letter also claimed that these individuals anticipated that they would be entitled to at least an aggregate additional $350,000 in commission payments in fiscal year 2007. CTT put these individuals on administrative leave with pay on October 30, 2006

     During the quarter ended January 31, 2007, the Company took a charge of approximately $200,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 6, 2007, with Mr. Despo (the "Agreement"). Pursuant to the Agreement, Mr. Despo also agreed to resign his employment, and executed a release in favor of the Company. The Agreement included bi-weekly severance payments to be paid over calendar 2007.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $150,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 17, 2007, with Mr. Levitsky (the "Agreement"). Pursuant to the Agreement, Mr. Levitsky also agreed to resign his employment, and executed a release in favor of the Company. The Agreement included an initial $50,000 payment with the balance to be paid bi-weekly over a six-month period.

     Both Mr. Despo and Mr. Levitsky were reinstated to their previous CTT positions by the new CTT management effective February 14, 2007.

Securities and Exchange Commission

     On August 11, 2004, the Securities and Exchange Commission ("SEC"), filed a civil suit in the United States District Court for the District of Connecticut, naming Competitive Technologies, Inc., Frank R. McPike, Jr., former President and CEO in 2001, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Frank R. McPike, Jr., former CEO, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC seeks a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. On November 6, 2006, the court denied our motion for summary judgment. On November 17, 2006, we filed a motion for reconsideration requesting the court to re-examine the dismissal of our motion for summary judgment. Our appeal of the denial of our motion for summary judgment in our favor was not successful. We expect that the case will go to a jury trial starting sometime in the latter half of calendar 2007. Further action in this case is pending.

     We previously filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005 and thereafter have been covered by our insurance carrier, and we have not incurred any significant costs related to this matter since 2004. However, we cannot be certain that all future costs, including potential fines and penalties, will be covered by our insurance carrier.

     Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp")

     On June 22, 2006, the United States Supreme Court ruled that the writ of certiorari previously granted to LabCorp had been improvidently granted, thus dismissing the writ and ending LabCorp's appeal of this homocysteine assay infringement case originally filed on May 4, 1999 in the United States District Court for the District of Colorado. On September 21, 2006, the district court ruled on the remaining outstanding motions and claims related to this case, and as a result of the ruling, the case effectively ended with no further awards granted. We did not receive any awards from this case in 2007 or 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

     Fujitsu

     In December 2000, (coincident with filing a complaint with the United States International Trade Commission ("ITC") that was withdrawn in 2001) the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al., collectively, "Fujitsu") in the United States District Court for the Central District of Illinois, seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our Client, the University of Illinois. The two patents cover energy recovery technology for flat plasma display panels. In May 2002, the Central District Court of Illinois granted Fujitsu's motion to transfer this case to the Northern District of California.

     In September 2001, Fujitsu filed counterclaims against the University of Illinois and us in the United States District Court for the District of Delaware (which subsequently were dismissed and reinstituted in the Northern District of California). The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

     Effective July 23, 2002, the University of Illinois agreed to take the lead in this litigation and assume the cost of new lead counsel. Before this agreement, we bore the entire cost of lead counsel in this litigation. In late 2002, we were dismissed as co-plaintiff from this litigation, but we retained our economic interest in any potential favorable outcome.

     On July 1, 2004, the court granted summary judgment in favor of Fujitsu. The University of Illinois appealed the decision. On September 20, 2004, the judge entered a stipulated order staying certain issues, including the counterclaims, pending resolution of the University's appeal.

     On May 1, 2006, the Court of Appeals for the Federal Circuit (the "CAFC") heard the University of Illinois' appeal of the summary judgment. On June 15, 2006, the CAFC ruled in favor of Fujitsu, effectively ending the case. The only claims in this matter still outstanding are Fujitsu's counterclaims against the University of Illinois and CTT. Fujitsu is proceeding with their counterclaims, in which they are claiming at least $5 million in damages plus punitive damages, costs and interest. We cannot determine the timing or what, if any, the amount that our liability may be if the counterclaims are successful, or the amount of defense costs we might incur.

     Other

     On May 17, 2006, we filed a complaint against Dr. Arnold H. Pross in the New York Supreme Court in Nassau County, alleging the posting of defamatory statements against Donald Freed, our former President and Chief Executive Officer, as well as CTT, on public message boards. On July 20, 2006, Dr. Pross filed a motion to dismiss our complaint based upon a lack of personal jurisdiction. On October 13, 2006, we filed a motion opposing Dr. Pross' motion. The Court has ruled that it has no jurisdiction in New York State for the matters at issue. CTT has subsequently allowed the case to drop without further action.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements
     --------------------------

     Statements about our future expectations, including development plans, and all other statements in this Quarterly Report on Form 10-Q, other than historical facts, are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-Q, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions, as they relate to us or our business or management, are intended to identify such forward-looking statements. These statements involve risks and uncertainties related to our ability to obtain rights to market technologies, market acceptance of and competition for our licensed technologies, growth strategies and strategic plans, operating performance and financing of our operations, industry trends, and other risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2006, filed with the Securities and Exchange Commission ("SEC") on October 30, 2006, and other factors that may be described in our other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements.
We undertake no obligation to update publicly any forward-looking statement.

     Overview
     --------

     We are a full service technology transfer and licensing provider. We provide technology transfer and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property, principally patents and inventions (collectively, the "Technology" or "Technologies"), and they become our "Clients," for whom we find markets to sell or further develop their Technology. We also develop relationships with those who have a need or use for Technologies, and they become our customers, usually through a license or sublicense. We identify and commercialize innovative Technologies in life and physical sciences, electronics, and nano science developed by universities, companies and inventors. Our goal is to maximize the value of intellectual property assets for the benefit of our Clients, customers and shareholders.

     We earn revenues primarily from licensing our Clients' and our own Technologies to our customers (licensees). Our customers pay us royalties based on their usage of the Technology, and we share the royalties with our Clients. In the normal course of business, revenues fluctuate from quarter to quarter (and year to year), due to normal fluctuations in revenues of our customers, the receipt of differing magnitudes of revenues from upfront license fees (received at the time certain licenses are granted), the granting of new licenses, the expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses. As explained below, we had a concentration of revenues from a single source.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

     Reliance on one revenue source
     ------------------------------

     For the three and six months ended January 31, 2007 and 2006, we had a significant concentration of revenues from our homocysteine assay Technology. The patent for this Technology expires in early July 2007, and we will not receive revenues from this Technology for sales made after that date. Revenues from our homocysteine assay Technology decreased compared to last year due to upfront license fees received in the prior year that did not occur in the current year, and a decrease in the number of reported tests performed by two of our licensees. We believe that we have licenses with the premier distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. We perform audits of our licensees to insure that we capture all available revenues. We believe that part of the decrease in the number of tests reported may be due to suspected infringers who are selling homocysteine tests without a license.

     We filed a patent infringement complaint against three suspected infringers but we believe that progress on this case may be subject to delaying tactics by the defendants, as well as the normal extended period of time it takes for such cases to work their way through the court system. In addition, in response to the patent enforcement action we filed, one of the defendants has requested the United States Patent and Trademark Office (the "USPTO") re-evaluate the validity of our patent. While we do not expect an adverse finding by the USPTO, such actions could further delay the ultimate resolution of the case, and negatively impact our reported financial results through decreased revenues and increased legal costs. For further information see Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1.

     Presentation
     ------------

     We rounded all amounts in this Item 2 to the nearest thousand dollars, so certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

Results of Operations - Three months ended January 31, 2007 ("second quarter
----------------------------------------------------------------------------
2007") vs. three months ended January 31, 2006 ("second quarter 2006")
---------------------------------------------------------------------

     Summary of Results

     We incurred a net loss for the second quarter 2007 of $3,563,000 or $0.44 per share, compared to a net loss of $641,000 or $0.09 per share, for the second quarter 2006, an increased net loss of $2,922,000, or $0.35 per share. As explained in detail below, the increase in the net loss is due to a $367,000 decrease in revenues, a $2,543,000 increase in expenses, and a $12,000 loss of tax benefit.

     Revenues
     --------

     In the second quarter 2007, total revenues were $904,000, compared to $1,271,000 for the second quarter 2006, a decrease of $367,000, or 29%.

     Retained royalties for the second quarter 2007 were $744,000, which was $409,000, or 35% less than the $1,153,000 of retained royalties reported in the second quarter 2006. The following compares retained royalty revenues by Technology in the second quarter 2007 with the second quarter 2006.

                              For the three months ended January 31,
                              --------------------------------------
                                                    Increase   % Increase
                               2007        2006    (Decrease)  (Decrease)
                           --------  ----------  ------------  ----------

Homocysteine assay         $579,000  $  902,000  $  (323,000)       (36)%
All other technologies      165,000     251,000      (86,000)       (34)%
                           --------  ----------  ------------
 TOTAL RETAINED ROYALTIES  $744,000  $1,153,000  $  (409,000)       (35)%
                           ========  ==========  ============

     Royalty revenues from our homocysteine technology decreased $323,000 in the second quarter 2007 compared to the second quarter 2006, or 36% decrease. The decrease is due principally to fewer tests performed by two of our larger licensees. In addition, as explained above, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine technology.

     Approximately 78% of our retained royalties for the second quarter 2007 were from the homocysteine assay Technology. As explained above, the patent on this Technology expires in early July 2007, and we will not receive revenue from this Technology for sales made after that date. We seek revenue from new Technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $160,000 in the second quarter 2007, which was an increase of $51,000, or 47% over the $109,000 reported for the second quarter 2006. The increase was due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year.


     Expenses
     --------



                                        For the three months ended January 31,
                                        --------------------------------------
                                                                Increase    % Increase
                                           2007        2006    (Decrease)  (Decrease)
                                     ----------  ----------  ------------  ----------

Personnel and other direct
  expenses relating to revenues      $1,418,000  $1,105,000  $    313,000         28%
General and administrative expenses   2,869,000     761,000     2,108,000        277%
Patent enforcement expenses net
  of reimbursements                     180,000      58,000       122,000        210%
                                     ----------  ----------  ------------
    TOTAL EXPENSES                   $4,467,000  $1,924,000  $  2,543,000        132%
                                     ==========  ==========  ============

     Total expenses increased $2,543,000 in the second quarter 2007, compared to the second quarter 2006. A major part of the expenditures in 2007 was from costs associated with the prior Board and management's annual meetings and proxy contest of about $1 million and amounts accrued to settle Mr. Nano's suit of $5.1 million for $1.0 million and related legal costs of $0.65 million.

     Personnel and other direct expenses relating to revenues increased a net $313,000 in the second quarter 2007, compared to the second quarter 2006, due to a combination of several factors. The principal increase in 2007 was due to $356,000 of severance costs accrued for Aris D. Despo and Paul A. Levitsky (see
Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1).

     General and administrative expenses increased a net $2,108,000 in the second quarter 2007, compared to the second quarter 2006, principally due to corporate litigation, annual meetings and proxy contest costs mentioned above.

     Patent enforcement expenses, net of reimbursements, increased a net $122,000 in the second quarter 2007, compared to the second quarter 2006. The increase resulted from increased activity in the current year quarter related to a homocysteine patent infringement lawsuit initiated at the beginning of the prior fiscal year (see Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1). The level of patent enforcement expenses varies, depending on the stage and activity relating to the litigation.

     Benefit for income taxes
     ------------------------

     We did not record a net benefit for income taxes in the second quarter 2007, but did record a tax benefit of $12,000 in the second quarter 2006 from a 2005 tax refund.


Results of Operations - Six months ended January 31, 2007 ("first half 2007")
-----------------------------------------------------------------------------
vs. six months ended January 31, 2006 ("first half 2006")
--------------------------------------------------------

     Summary of Results

     We incurred a net loss for the first half 2007 of $4,685,000 or $0.59 per share, compared to a net loss of $974,000 or $0.13 per share, for the first half 2006, an increased net loss of $3,711,000, or $0.46 per share. As explained in detail below, the increase in the net loss is due to $839,000 decrease in revenues, and a $2,860,000 increase in operating expenses and a $12,000 loss of tax benefit.

     Revenues
     --------

     In the first half 2007, total revenues were $1,799,000, compared to $2,638,000 for the first half 2006, a decrease of $839,000, or 32%.

     Retained royalties for the first half 2007 were $1,474,000, which was $916,000, or 38% less than the $2,390,000 of retained royalties reported in the first half 2006. The following compares retained royalty revenues by Technology in the first half 2007 with the first half 2006.

                                For the six months ended January 31,
                                ------------------------------------
                                                      Increase    % Increase
                                 2007        2006    (Decrease)  (Decrease)
                           ----------  ----------  ------------  ----------

Homocysteine assay         $1,155,000  $1,982,000  $  (827,000)       (42)%
All other technologies        319,000     408,000      (89,000)       (22)%
                           ----------  ----------  ------------
 TOTAL RETAINED ROYALTIES  $1,474,000  $2,390,000  $  (916,000)       (38)%
                           ==========  ==========  ============

     Royalty revenues from our homocysteine technologies decreased $827,000 in the first half 2007 compared to the first half 2006, or 42% decrease. The decrease is due principally to fewer tests performed by two of our larger licensees. In addition, as explained above, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine Technology.

     Approximately 78% of our retained royalties for the first half 2007 were from the homocysteine assay Technology. As explained above, the patent on this Technology expires in early July 2007, and we will not receive revenue from this Technology for sales made after that date. We continue to seek revenue from new Technology licenses to mitigate this concentration of revenues and replace revenues from expiring licenses.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $325,000 in the first half 2007, which was an increase of $90,000, or 38% over the $235,000 reported for the first half 2006. The increase was due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year.

Expenses
--------


                                        For the six months ended January 31,
                                        ------------------------------------
                                                                Increase    % Increase
                                           2007        2006    (Decrease)  (Decrease)
                                     ----------  ----------  ------------  ----------

Personnel and other direct
  expenses relating to revenues      $2,475,000  $1,994,000  $    481,000         24%
General and administrative expenses   3,613,000   1,531,000     2,082,000        136%
Patent enforcement expenses net
  of reimbursements                     396,000      99,000       297,000        300%
                                     ----------  ----------  ------------
    TOTAL EXPENSES                   $6,484,000  $3,624,000  $  2,860,000         79%
                                     ==========  ==========  ============

     Total expenses increased $2,860,000 in the first half 2007, compared to the first half 2006. A major part of the expenditures in 2007 was from costs associated with the prior Board and management's annual meetings and proxy contest of about $1 million and amounts accrued to settle Mr. Nano's suit of $5.1 million for $1.0 million and related legal costs of $0.65 million.

     Personnel and other direct expenses relating to revenues increased a net $481,000 in the first half 2007, compared to the first half 2006, due to a combination of several factors. The principal increase in 2007 was due to $356,000 of severance costs accrued for Aris D. Despo and Paul A. Levitsky (see
Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1) and the addition of six new staff members.

     General and administrative expenses increased a net $2,082,000 in the first half 2007, compared to the first half 2006, principally due to corporate litigation, annual meetings and proxy contest costs mentioned above.

     Patent enforcement expenses, net of reimbursements, increased a net $297,000 in the first half 2007, compared to the first half 2006. The increase resulted from activity in the current year related to homocysteine and Fujitsu patent infringement lawsuits (see Note 6 in Notes to Condensed Consolidated Financial Statements in Item 1).

     Benefit for income taxes
     ------------------------

     We did not record a net benefit for income taxes in the first half 2007 but did record a tax benefit of $12,000 in the first half 2006 from a 2005 tax refund.

     Financial Condition and Liquidity
     ---------------------------------

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new Technologies, to protect and enforce our intellectual property rights, if necessary, and to execute our strategic plan to grow our business. We fund our liquidity requirements principally from our cash on hand, and also cash flows from operations, if any. At January 31, 2007, we had no outstanding debt or credit facility.

     Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

     At January 31, 2007, cash and cash equivalents were $9,880,000, compared to $12,909,000 at July 31, 2006. Cash used in operating activities during the first half 2007 was $333,000, compared to cash used of $3,435,000 during the first half 2006. The difference in cash used in the first half 2007 compared to the first half 2006 was due principally to timing of receipt of revenues, collections of receivables and payments of accounts payable. Cash used in investing activities during the first half 2007 was $2,715,000, compared to $39,000 during the first half 2006. The increase in the current year related to the purchase of furniture and fixtures for new office space, which the prior management moved into in August 2006 and due to an amount of $2,500,000 deposited into restricted cash for Mr. Nano's suit. Cash provided by financing activities during the first half 2006 was $1,416,000, principally due to sales of common stock pursuant to an equity financing arrangement that terminated in 2006. During the first half 2007, options exercised generated $20,000 in cash.

     Changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on income received and the date on which royalty receipts and payments are due to be paid out under our agreements with Clients and customers.

     Funding and capital requirements

     Capital requirements

     A part of our strategic plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have increased our marketing capabilities on a more global basis, searching for new sources of Technologies, licensing those Technologies, and establishing strategic relationships.

     In August 2006 the prior management moved to a new office. The new office space has a seven-year lease agreement through August 2013. Since the new space is larger than the prior space, our annual rent expense will be $100,000 - $125,000 more than we incurred in 2006.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

     We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Palatin Technologies, Inc. ("Palatin") and Clinuvel Pharmaceuticals Limited ("Clinuvel"). The value of the Palatin stock is included in current assets in equity securities, while the value of the Clinuvel shares is included in noncurrent assets in equity securities, since our current intention is to hold the Clinuvel shares as a long-term investment. The value of both assets is subject to market fluctuations in share price of the stock as well as foreign currency fluctuations of the Australian Stock Exchange-traded Clinuvel shares. We currently consider unrealized fluctuations in the fair value of both the Palatin and Clinuvel shares to be temporary, and therefore have recorded changes in the fair values as part of other comprehensive loss, which is included as a component of equity. During the six months ended January 31, 2007, the following changes in fair value occurred with respect to the Palatin and Clinuvel shares:

                           For the six months ended January 31, 2007
                           -----------------------------------------
                               Palatin    Clinuvel   Total
                               ---------  ---------  --------
Unrealized increase in market
  value of securities          $(29,240)  $ 900,687  $871,447
Foreign currency translation
  adjustments on securities           -       4,098     4,098
                               ---------  ---------  --------

Other comprehensive income     $(29,240)  $ 904,785  $875,545

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

     (a)     Evaluation of Disclosure Controls and Procedures
             ------------------------------------------------

     Our management, including our Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (positions all currently held by Mr. Nano), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a-15(e) and 15d-15(e)), as of January 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC's rules and forms. Based on this evaluation, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2007.

     (b)     Changes in Internal Control over Financial Reporting
             ----------------------------------------------------

     There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held January 16, 2007 and adjourned until February 2, 2007. On February 2, 2007, at the reconvened Annual Meeting of Stockholders of the Company, the existing Board of Directors of the Company was replaced by the shareholders with the following new directors: John B. Nano, Ben Marcovitch, William L. Reali, Joel M. Evans, M.D., Richard D. Hornidge, Jr. and Ralph S. Torello. The final confirmed vote by the Independent Inspectors of Election is shown below.

     Shareholders votes for current directors:

Name                                Votes For             Votes Withheld
                                    ---------             --------------

Joel M. Evans, M.D.                  2,851,375                  62,702
Richard D. Hornidge, Jr.             2,851,375                  62,702
Ben Marcovitch                       2,887,170                  26,907
John B. Nano                         2,893,370                  20,707
William L. Reali                     2,851,375                  62,072
Ralph S. Torello                     2,857,675                  56,402

     Shareholders votes for previous directors:

Name                         Votes For  Votes Withheld
                             ---------  --------------

Richard E. Carver            1,517,410         183,034
George W. Dunbar, Jr.        1,545,584         154,860
Dr. Donald J. Freed          1,546,003         154,441
Dr. Maria-Luisa Maccecchini  1,539,834         160,610
Charles J. Philippin         1,549,754         150,690
John M. Sabin                1,541,254         159,190

     Immediately following the stockholders meeting, the new board met and elected John B. Nano as Chairman of the Board of Directors, Chief Executive Officer and President. The Board terminated Donald J. Freed as Chief Executive Officer.

     The newly elected Board appointed William L. Reali as Chairman of the Audit Committee with Richard Hornidge and Joel Evans as members. The Board appointed Ben Marcovitch as Chairman of the Nominating committee with William L. Reali and Joel Evans as members. The Board appointed Richard Hornidge as chairman of the Compensation Committee with Ben Marcovitch and Ralph Torello as members.

Item 5.     Changes in Registrant's Certifying Accountant

     a. Termination of previous independent accountant.

     (i) Effective February 12, 2007, the accounting firm BDO Seidman, LLP resigned as the Registrant's independent registered public accountants.

     (ii) BDO Seidman's reports on the Registrant's financial statements for the past two years have not contained any adverse opinion or disclaimer of opinion, or been qualified or modified as to uncertainty, audit scope, or accounting principles.

     (iii) During the two most recent fiscal years and through February 12, 2007, there have been no disagreements between the Registrant and BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused them to make reference to the subject matter thereof in their report on the Registrant's financial statements for such periods.

     (iv) During the two most recent fiscal years and through February 12, 2007, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K.

     b) Engagement of new independent accountant.

     Effective February 20, 2007, the Registrant engaged Mahoney Cohen & Company, CPA, P.C., as their independent registered public accountants. Mahoney Cohen is a premier certified public accounting firm servicing the middle market. Founded in 1969, Mahoney Cohen is the 38th largest CPA firm in the United States. The firm currently has a staff of over 215, including 26 partners, and offices in New York City, Miami, Florida and Boca Raton, Florida.

     c) Departure of Chief Financial Officer.

     Effective February 6, 2007, Competitive Technologies, Inc. terminated Michael D. Davidson as Senior Vice President and Chief Financial Officer. Pending finding a suitable replacement, Mr. Nano presently operates as the Company's Interim Chief Financial Officer.

Item 6.     Exhibits

31.1 Certification by the Principal Executive and interim Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and interim Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

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


                                       COMPETITIVE TECHNOLOGIES, INC.
                                       (the registrant)

                                       By /s/ John B. Nano.
                                       --------------------
                                       John B. Nano
                                       Chairman, President, Chief Executive
                                       Officer, Interim Chief Financial Officer
                                       and Authorized Signer
March 15, 2007

                                INDEX TO EXHIBITS


Exhibit No.     Description
-----------     -----------


31.1 Certification by the Principal Executive and Interim Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and Interim Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).



                                                [GRAPHIC OMITED]