Form 10-Q
period 2007-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2007-06-15
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF 1934 for the quarterly period ended April 30,
     2007

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  for  the  transition  period  from  to


                         Commission file number 1-8696



                                [GRAPHIC OMITED]



                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
                             www.competitivetech.net


Delaware                                    36-2664428
--------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

777 Commerce Drive, Suite 100
Fairfield, Connecticut                      06825
----------------------                      -----
(Address of principal executive offices)   (Zip code)


                                 (203) 368-6044
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a courtYes [  ]     No [  ]

The number of shares of the registrant's common stock outstanding as of June 11, 2007 was 8,107,380 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------



PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.     Condensed  Consolidated  Financial  Statements  (Unaudited)

            Condensed Consolidated Balance Sheets at
                 April 30, 2007 and July 31, 2006                              3

            Condensed Consolidated Statements of Operations for the
                 three months ended April 30, 2007 and 2006                    4

            Condensed Consolidated Statements of Operations for the
                 nine months ended April 30, 2007 and 2006                     5

            Condensed Consolidated Statement of Comprehensive Income
                 (Loss) and Changes in Shareholders' Interest for the
                 nine months ended April 30, 2007                              6

            Condensed Consolidated Statements of Cash Flows for the
                 nine months ended April 30, 2007 and 2006                     7

            Notes to Condensed Consolidated Financial Statements          8 - 14

Item 2.     Management's  Discussion and Analysis of Financial
            Condition and Results of  Operations                         15 - 21

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.     Controls and Procedures                                           23


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                                 24

Item 1A.    Risk factors                                                      24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 5.     Other                                                             24

Item 6.     Exhibits                                                          24

Signatures                                                                    25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         COMPETITIVE TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                   APRIL 30,     July 31,
                                                     2007          2006
                                                 (UNAUDITED)         *
                                                 -----------   -----------

ASSETS
Current assets:
     Cash and cash equivalents                    $9,238,474   $12,909,311
     Receivables                                   1,959,084     3,831,501
     Equity securities                               343,400       327,420
     Prepaid expenses and other current assets       402,972       416,262
                                                  ----------   -----------
          Total current assets                    11,943,930    17,484,494

Property and equipment, net                          318,770       148,845

Equity securities                                  1,684,100       499,141
Investment in non-public companies.                  750,000          --
Prepaid royalties                                    264,924       264,947
Intangible assets, net                                 5,151        19,474
                                                  ----------   -----------
     TOTAL ASSETS                               $ 14,966,875  $ 18,416,901
                                                  ==========   ===========

LIABILITIES AND SHAREHOLDERS' INTEREST
Current liabilities:
     Accounts payable                            $ 1,140,380  $    584,833
     Accrued expenses and other liabilities        3,666,210     3,377,868
                                                   ---------   -----------
          Total current liabilities                4,806,590     3,962,701

Deferred rent                                         28,609         -
                                                   ---------   -----------
          Total liabilities                        4,835,199     3,962,701
                                                   ---------   -----------

Commitments and contingencies                          -            -
                                                   ---------   -----------

Shareholders' interest:
     5% preferred stock, $25 par value,
          35,920 shares authorized, 2,427 shares
          issued and outstanding                      60,675        60,675
     Common stock, $.01 par value, 20,000,000
          shares authorized, 8,107,380 and
          7,956,534 shares issued and
          outstanding, respectively                   81,073        79,565
     Capital in excess of par value               35,231,952    34,030,075
     Accumulated deficit                         (26,148,245)  (19,421,398)
     Accumulated other comprehensive
          income (loss)                              906,221     (294,717)
                                                 -----------   -----------

          Total shareholders' interest            10,131,676    14,454,200
                                                 -----------   -----------

TOTAL LIABILITIES AND
     SHAREHOLDERS' INTEREST                     $ 14,966,875  $ 18,416,901
                                                 ===========   ===========

                             See accompanying notes

* Balances were derived from the July 31,2006 audited balance sheet

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three months ended
                                                         April 30
                                                 -------------------------
                                                     2007          2006
                                                 -----------   -----------


REVENUES
Retained Royalties                              $   664,308   $ 1,043,112
Investment income                                   121,237       155,490
Other income                                        107,041        -
                                                 -----------   -----------
                                                    892,586     1,198,602
                                                 -----------   -----------

EXPENSES
Personnel and other direct expenses
     relating to revenues                         1,990,183     1,353,549
General and administrative expenses                 819,300       623,875
Patent enforcement expenses, net
     of reimbursements                              124,957       275,218
                                                 -----------   -----------
                                                  2,934,440     2,252,642
                                                 -----------   -----------

Loss before income taxes                         (2,041,854)   (1,054,040)
Provision for income taxes                            -             -
                                                 -----------   -----------

NET LOSS                                        $(2,041,854)  $(1,054,040)
                                                 ===========   ===========


Basic and diluted net loss per common share     $     (0.25)  $     (0.14)
                                                 ===========   ===========


Basic and diluted weighted average
     number of common shares outstanding          8,047,899     7,710,134

                             See accompanying notes

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Nine months ended
                                                          April 30
                                                 -------------------------
                                                     2007          2006
                                                 -----------   -----------
REVENUES
Retained Royalties                              $ 2,138,721   $ 3,433,181
Investment income                                   445,992       390,984
Other income                                        107,041        12,000
                                                 -----------   -----------
                                                  2,691,754     3,836,165
                                                 -----------   -----------

EXPENSES
Personnel and other direct expenses
     relating to revenues                         4,465,016     3,347,758
General and administrative expenses               4,432,523     2,154,874
Patent enforcement expenses, net
     of reimbursements                              521,062       373,812
                                                 -----------   -----------
                                                  9,418,601     5,876,444
                                                 -----------   -----------

Loss before income taxes                         (6,726,847)   (2,040,279)
Benefit for income taxes                              -            (12,081)
                                                 -----------   -----------

NET LOSS                                        $(6,726,847) $ (2,028,198)
                                                 ===========   ===========


Basic and diluted net loss per common share     $     (0.84)  $     (0.27)
                                                 ===========   ===========


Basic and diluted weighted average
     number of common shares outstanding          8,017,901     7,565,254

                             See accompanying notes

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
       Condensed Consolidated Statement of Comprehensive Loss and Changes in
                             Shareholders' Interest
                    For the nine months ended April 30, 2007
                                   (Unaudited)




                            Preferred Stock  Common Stock                                           Accumulated
                            Shares           Shares                   Capital in                    Other           Total
                            Outst-           Outst-                   Excess of     Accumulated     Comprehensive   Shareholders'
                            anding Amount    anding     Amount        Par Value     Deficit         Income (Loss)   Interest
                            -----  --------  ---------  ------------  ------------  --------------  --------------  -------------
Balances at July 31, 2006   2,427  $ 60,675  7,956,534  $    79,565   $ 34,030,075  $ (19,421,398)  $    (294,717)  $ 14,454,200
Comprehensive loss:

Net loss                        -         -          -            -              -     (6,726,847)              -     (6,726,847)

Unrealized increase
in market value
of securities                   -         -          -            -              -              -       1,091,432      1,091,432

Foreign currency
Translation adjustments
on securities                   -         -          -            -              -              -         109,506        109,506
                            -----  --------  ---------  ------------  ------------  --------------  --------------  -------------
Comprehensive loss                                                                      (6,726,847)     1,200,938     (5,525,909)

Compensation expense
From stock option grants        -         -          -            -        845,417              -               -        845,417

Exercise of common
stock options                                   35,500          355         78,070                                        78,425

Stock issued under
401(k) Plan                     -         -     52,846          528        124,452              -               -        124,980

Stock issued for
services to be provided         -         -     50,000          500        124,500              -               -        125,000

Stock issued to Directors                       12,500          125         29,438                                        29,563
                            -----  --------  ---------  ------------  ------------  --------------  --------------  -------------
Balances at April 30, 2007  2,427  $ 60,675  8,107,380  $    81,073   $ 35,231,952  $ (26,148,245)  $     906,221   $ 10,131,676
                            =====  ========  =========  ============  ============  ==============  ==============  =============

                             See accompanying notes

                   ------------------------------------------

                         COMPETITIVE TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                     Nine months ended
                                                          April 30
                                                 -------------------------
                                                     2007          2006
                                                 -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (6,726,847) $ (2,028,198)
 Noncash and other expenses
  Included in net loss:
   Depreciation and amortization                     68,155         33,583
   Share-based compensation - stock options         845,417        337,417
   Stock compensation accrued                       104,562        131,250
 (Increase) decrease in assets:
  Receivables                                     1,872,416      (182,093)
  Prepaid expenses and other current assets         138,290      (146,408)
 Increase (decrease) in liabilities:
  Accounts payable, accrued expenses
   and other liabilities, and deferred rent         922,502       270,764
                                                 -----------   -----------


Net cash used in operating activities            (2,775,505)   (1,583,685)
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment           (223,757)      (49,218)
Investment in non-public companies                 (750,000)
                                                 -----------   -----------
Net cash used in investing activities              (973,757)      (49,218)
                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of stock options        78,425        16,265
     Proceeds from sales of common stock               -        1,797,442
                                                 -----------   -----------
Net cash provided by financing activities            78,425     1,813,707
                                                 -----------   -----------

Net (decrease) increase in cash and
 cash equivalents                                (3,670,837)      180,804
Cash and cash equivalents at beginning
 of period                                       12,909,311    14,279,547
                                                 -----------   -----------

Cash and cash equivalents at end of period       9,238,474     4,460,351
                                                 ===========   ===========

Supplement disclosure of non-cash transactions:

On August 31, 2006, the Company contributed 52,846 shares of common stock valued at $124,980 to the 401(k) Plan. On January 3, 2007, the Company issued 12,500 shares of common stock valued at $29,563 as compensation to directors. The Company issued 50,000 shares of common stock on February 2, 2007, valued at $125,000 as a retainer for future services to be provided.

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

     We believe we have made all adjustments, primarily normal and recurring adjustments, which are necessary to present the unaudited condensed consolidated financial statements fairly in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2007, are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2007.

     The interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2006, filed on October 30, 2006.

2.     Net Loss Per Common Share
       -------------------------

     For the three and nine months ended April 30, 2007, 1,116,415 and 1,041,696 shares, respectively, of outstanding common stock options were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the three and nine months ended April 30, 2006, 982,585 and 898,024 shares, respectively, of outstanding common stock options were excluded from the computation of diluted net loss per share because they were anti-dilutive.

3.     Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
       --------------------------------------------------------------------

Comprehensive loss consists of the following:


                              Three months ended          Nine months ended
                                   April 30                    April 30
                          --------------------------  --------------------------
                              2007          2006          2007          2006
                          ------------  ------------  ------------  ------------
Net loss                  $(2,041,854)  $(1,054,040)  $(6,726,847)  $(2,028,198)

Unrealized increase
  (decrease) in market
  value of securities         219,985       208,294     1,091,432       (99,444)
Foreign currency
  translation
  adjustments on
  securities                  105,408       (90,319)      109,506         6,906
Unrealized gain
  from reversal of
  sale restriction
  discount                          -             -             -       232,124
                          ------------  ------------  ------------  ------------
Comprehensive loss        $(1,716,461)  $  (936,065)  $(5,525,909)  $(1,888,612)
                          ============  ============  ============  ============

Accumulated other comprehensive income (loss) consists of the following:

                                                    APRIL 30,       July 31,
                                                      2007           2006
                                                  -----------     -----------
Accumulated net unrealized increase
  (decrease) in market value
  of securities                                  $   520,392     $  (571,040)
                                                  -----------     -----------
Accumulated net unrealized foreign
  currency adjustments on securities                 153,705          44,199
                                                  -----------     -----------
Accumulated unrealized gain from
  reversal of sale restriction
  discount                                           232,124         232,124
                                                  -----------     -----------
Accumulated other comprehensive income (loss)     $   906,221     $ (294,717)
                                                  ===========     ===========

4.     Receivables
       -----------

Receivables consist of the following:

                                                    APRIL 30,       July 31,
                                                      2007           2006
                                                  -----------     -----------
Royalties                                        $   965,861     $ 3,307,482
Receivables from insurance carrier                   839,774         354,832
Other                                                153,449         169,187
                                                  -----------     -----------
Receivables                                      $ 1,959,084     $ 3,831,501
                                                  ===========     ===========

5.     Equity Securities
       -----------------

     The Palatin and Clinuvel common stocks we hold are categorized as available-for-sale and carried at fair value. The Palatin shares are classified in current assets, while the Clinuvel shares are classified in noncurrent assets. The fair value of the equity securities and other investments consists of the following:

                            April 30,     July 31,       Number
                              2007          2006        of shares       Type
                          ------------  ------------  ------------  ------------

Palatin (original
  basis $295,596)         $   343,400   $   327,420       170,000   Common Stock
                          ------------  ------------  ------------  ------------
Clinuvel (original
  basis $825,682)           1,684,100       499,141     1,913,032   Common Stock
                          ------------  ------------  ------------  ------------

     At July 31, 2006, the Palatin shares included shares held on behalf of our client. As of January 31, 2007, we had reported the value of these shares as royalty income to our client and had deducted allowable legal expenses against such royalty payment, as allowed under our agreement. As a result, the Company holds these shares on their own as of April 30, 2007.

6.     Investment in Non-public Companies
       ----------------------------------

     On April 18, 2007, the Company paid $750,000 to a Colombia-based non-public company, Agrofrut, E.U., for a) 5% ownership of Agrofrut, E.U., including the proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to exchange CTT's common stock for the remaining 95% ownership of Agrofrut, E.U.; and c) an exclusive marketing agreement for Agrofrut's products during the option period. The option is for a purchase within 180 days, using a formula provided in the agreement. This investment has been recorded at cost on the Consolidated Balance Sheet. The Company is currently evaluating the proper allocation of the $750,000 payment to each of the elements above.

     Agrofrut's proprietary technology uses the biomass waste of pineapples, sugar cane, oranges, grapefruits and other agricultural products to produce high quality, low cost nutraceutical ingredients. Agrofrut's valuable extraction technology produces nutraceutical ingredients such as bromelain and xylitol, among other important by-products, including ethanol and other alternative fuels. The principal shareholder of Agrofrut is the former spouse of one of our directors.

     The Company has a common stock investment position in two additional non-public companies. The Company owns 378,000 shares of common stock in MelanoTan, and 3,129,509 shares of common stock in NTRU Cryptosystems, Inc. Both companies were carried at zero value at July 31, 2006 and April 30, 2007.

7.     Accrued Expenses and Other Liabilities
       --------------------------------------

Accrued expenses and other liabilities consist of the following:

                                                    APRIL 30,       July 31,
                                                      2007           2006
                                                  -----------     -----------
Accrued royalties payable                        $ 2,973,938     $ 2,460,950
Accrued compensation                                 433,874         533,431
Accrued professional fees                            159,559         251,514
Accrued other                                         98,839         131,973
                                                  -----------     -----------
Accrued expenses and other liabilities           $ 3,666,210     $ 3,377,868
                                                  ===========     ===========

8.     Shareholder's Equity
       --------------------

     On August 31, 2006, the Company issued 52,846 shares of common stock valued at $124,980 as a discretionary contribution to the 401(k) Plan that had been accrued for at July 31, 2006.

     During the second quarter of fiscal 2007, the Company received $19,500 for the issuance of 10,000 shares of common stock at $1.95 per share under our employee stock option plan. During the third quarter of fiscal 2007, the Company received $58,925 for the issuance of 25,500 shares of common stock at a weighted average price of $2.31 per share under our employee stock option plan.

     On January 3, 2007, the Company issued 12,500 shares of common stock under our Directors' Stock Participation Plan. These shares were valued at $29,563. An amount of $75,000 was accrued as of December 31, 2006 for payment under this plan and the excess balance has been reversed.

     On February 2, 2007, the Company issued 50,000 shares of common stock as a retainer for future services from the Company's outside legal counsel. These shares were valued at $125,000.

9.     Stock Options
       -------------

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     During the first quarter of fiscal 2007, the Company granted to its employees options to purchase an aggregate of 150,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.33. The fair value of these options was $238,350, which would have been recognized as non-cash compensation expense over the next four years. Due to a change of control on February 2, 2007, as defined by the Plan, all of the then unvested shares outstanding became vested.

     During the quarter ended January 31, 2007, the Company granted to its directors options to purchase an aggregate of 10,000 shares of common stock under the Directors' Option Plan at an exercise price of $2.37 per share that vest immediately. The fair value of these options was $15,856, which was recorded as non-cash compensation expense during the three months ended January 31, 2007.

     During the third quarter of fiscal 2007, the Company granted to its Chief Executive Officer options to purchase an aggregate of 400,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.52. The fair value of these options was $662,800, of which $195,484 was recorded as non-cash compensation expense during the three months ended April 30, 2007. The remaining balance of $467,316 will be recognized as non-cash compensation expense over the next thirty-three months.

     On February 2, 2007, in accordance with the provisions of the 1997 Employees' Stock Option Plan, as a result of a change in control, as defined by the Plan, all of the then unvested shares outstanding became vested. As a result, the Company recorded $466,995 in non-cash compensation cost during the third quarter of fiscal 2007.

     The fair value of the Black-Scholes options-pricing model was calculated with the following weighted average assumptions used for the grant: risk-free interest rates from 4.66% to 4.82%; expected life five years; expected volatility from 77.268% to 81.97%, and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

     For the three and nine months ended April 30, 2007, the Company recognized approximately $0 and $167,000, respectively, of non-cash compensation expense for the fair value of options granted to employees in prior years for the adoption of SFAS 123R. This does not include the amount recognized for the accelerated vesting of stock options due to the change in control provision of the Plan.

10.     Contingencies
        -------------

     Carolina Liquid Chemistries Corporation, et al. On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid"), in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other alleged infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch"), and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. Re-examination proceedings are now underway.

     Palatin

     CTT initiated litigation on September 16, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties have filed their complaints, counterclaims, and answers, and discovery is currently underway.

     CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998. The three member panel of arbitrators has been selected, and a formal hearing should be held about the beginning of November, 2007. However, the Panel has agreed to allow both sides to file dispositive motions to summarily resolve certain claims. A decision on these summary claims should be announced by the Panel in July or early August, 2007.

     Employment  matters  -  former  President  and  Chief  Executive  Officer

     As a result of a proxy contest conducted for the election of Directors at the annual meeting of shareholders on January 16, 2007, adjourned until February 2, 2007, a complete new Board of Directors was elected and installed. The disputed matters regarding CTT's former Board of Directors and John B. Nano have now been settled by the new Board. Mr. Nano's suit was brought under the Sarbanes-Oxley law and requested $5.1 million plus damages against CTT. On
January 24, 2007, the parties met with Judge Thomas P. Smith, United States District Court of Connecticut, who demanded that CTT or a reputable insurance company post a bond of $2.5 million by the close of business January 26, 2007 to serve as security. Mr. Nano agreed to reduce his settlement demand and the new Board agreed to pay Mr. Nano $1 million and to pay his legal fees of $650,000 to settle the original $5.1 million suit. These amounts were accrued as of January 31, 2007. The $2.5 million bond was distributed on February 7, 2007, with Mr. Nano receiving $1 million, his legal advisors receiving $650,000, and the balance of $850,000 returned to CTT's treasury.

     Employment  matters  -  other

     On September 29, 2006, CTT received a demand letter from an attorney representing two of its officers, Aris D. Despo and Paul A. Levitsky, demanding approximately $300,000 in total for commission payments alleged to be due them for fiscal year 2006 under CTT's prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in fiscal year 2005 related to new homocysteine licenses granted in 2005, and claimed that the company was obligated, and they were promised, that the payments would continue for a period of two (2) years thereafter. The letter also claimed that these individuals anticipated that they would be entitled to at least an aggregate additional $350,000 in commission payments in fiscal year 2007. CTT put these individuals on administrative leave with pay on October 30, 2006.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $200,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 6, 2007, with Mr. Despo (the "Agreement 1"). Pursuant to the Agreement, Mr. Despo also agreed to resign his employment, and executed a release in favor of the Company. The Agreement 1 included bi-weekly severance payments to be paid over calendar 2007.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $150,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 17, 2007, with Mr. Levitsky (the "Agreement 2"). Pursuant to the Agreement, Mr. Levitsky also agreed to resign his employment, and executed a release in favor of the Company. The Agreement 2 included an initial $50,000 payment with the balance to be paid bi-weekly over a six-month period. Both Mr. Despo and Mr. Levitsky were rehired to their previous CTT positions by the new CTT management effective February 14, 2007; and their corresponding outstanding severance payments were paid in a lump sum at that time.

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

     Laboratory  Corporation  of  America  Holdings  d/b/a  LabCorp  ("LabCorp")

     This case ended on September 21, 2006. Please see our form 10-Q for the period ending October 31, 2006 for details on the ultimate disposition

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

     On May 1, 2006, the Court of Appeals for the Federal Circuit (the "CAFC") heard the University of Illinois' appeal of the summary judgment. On June 15, 2006, the CAFC ruled in favor of Fujitsu, effectively ending the case. The only claims in this matter still outstanding are Fujitsu's counterclaims against the University of Illinois and CTT. In January 2007, each of the parties to the case agreed to a stay of the matter pending settlement discussions. Those discussions are ongoing.

     Other

     Our complaint against Dr. Arnold H. Pross was dropped. Please see our Form 10-Q for the period ending January 31, 2007 for details on the ultimate disposition.

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

11.     Subsequent Events
        -----------------

     In April 2007, the Company sold at auction patents for $1.0 million on behalf of itself and its client, Lehigh University. This sale has not been reflected in the accompanying financial statements because we are awaiting receipt of the appropriate documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements
     --------------------------

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When and if used in this Form 10-Q, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect,""estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2006, filed with the Securities and Exchange Commission ("SEC") on October 30, 2006, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

     On April 18, 2007, the Company paid $750,000 to a Colombia-based non-public company, Agrofrut, E.U., for a) 5% ownership of Agrofrut, E.U., including the proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to exchange CTT's common stock for the remaining 95% ownership of Agrofrut, E.U.; and c) an exclusive marketing agreement for Agrofrut's products during the option period. The option is for a purchase within 180 days, using a formula provided in the agreement. This investment has been recorded at cost on the Consolidated Balance Sheet. The Company is currently evaluating the proper allocation of the $750,000 payment to each of the elements above.

     Agrofrut's proprietary technology uses the biomass waste of pineapples, sugar cane, oranges, grapefruits and other agricultural products to produce high quality, loss cost nutraceutical ingredients. Agrofrut's valuable extraction technology produces nutraceutical ingredients such as bromelain and xylitol among other important by-products, including ethanol and other alternative fuels. We will use our Business Development function, including our customer contacts and knowledge of distribution channels, to market Agrofrut's many products to potential end users. CTT and Agrofrut will share revenue from the sale of these products on a 40/60% basis respectively. Our investment in Agrofrut will be utilized by Agrofrut to accelerate the expansion of Agrofrut's extraction capacity. We believe that the nutraceutical market is expanding and that we can build a strong recurring revenue stream based on these products.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

     Reliance on one revenue source
     ------------------------------

     For the three and nine months ended April 30, 2007 and 2006, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expires in early July 2007, and after that date we will continue to receive revenues for any homocysteine assays conducted prior to the expiration date, but we will not receive revenues from this technology for sales made after that date. Revenues from our homocysteine assay technology decreased compared to last year due to upfront license fees received in the prior year that did not occur in the current year, and a decrease in the number of reported tests performed by two of our licensees. We believe that we have licenses with the premier distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. We perform audits of our licensees to insure that we capture all available revenues. We believe that part of the decrease in the number of tests reported may be due to suspected infringers who are selling homocysteine tests without a license.

     We filed a patent infringement complaint against three suspected infringers but we believe progress in this case may be subject to delaying tactics by the defendants, as well as the normal extended period of time it takes for such cases to work their way through the court system. In addition, in response to the patent enforcement action we filed, one of the defendants has requested that the United States Patent and Trademark Office (the "USPTO") re-evaluate the validity of our patent. While we do not expect an adverse finding by the USPTO, such actions could further delay the ultimate resolution of the case, and negatively impact our reported financial results through decreased revenues and increased legal costs. For further information see Note 9 in Notes to Condensed Consolidated Financial Statements in Item 1.

     Presentation
     ------------

     We rounded all amounts in this Item 2 to the nearest thousand dollars, so certain amounts may not total precisely. In addition, all periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2007 ("THIRD QUARTER 2007") VS. THREE MONTHS ENDED APRIL 30, 2006 ("THIRD QUARTER 2006")

     Summary of Results
     ------------------

     We incurred a net loss for the third quarter 2007 of $2,042,000 or $0.25 per share, compared to a net loss of $1,054,000 or $0.14 per share, for the third quarter 2006, an increased net loss of $988,000, or $0.11 per share. As explained in detail below, the increase in the net loss is due to a $306,000 decrease in revenues, offset by an $682,000 increase in expenses.

     Revenues
     --------

     In the third quarter 2007, total revenues were $893,000, compared to $1,199,000 for the third quarter 2006, a decrease of $306,000, or 26%.

     Retained royalties for the third quarter 2007 were $664,000, which was $379,000, or 36% less than the $1,043,000 of retained royalties reported in the third quarter 2006. The following compares retained royalty revenues by technology in the third quarter 2007 with the third quarter 2006.

                                For the three months ended April 30
                           ------------------------------------------------
                                                     Increase    % Increase
                             2007        2006       (Decrease)   (Decrease)
                           --------  ------------  ------------  ----------

Homocysteine assay          539,000      637,000       (98,000)       (15)%
All other technologies      125,000      406,000      (281,000)       (69)%
                           --------  ------------  ------------  ----------

TOTAL RETAINED ROYALTIES   $664,000  $ 1,043,000   $  (379,000)       (36)%
                           ========  ============  ============  ==========


     Royalty revenues from our homocysteine technology decreased $98,000 in the third quarter 2007 compared to the third quarter 2006, or 15% decrease. The decrease is due principally to fewer tests performed by two of our larger licensees. In addition, as explained above, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine technology. The decline in other technologies was the result of the reduction in royalty rate on an older non-patented technology as a result of reaching a 10-year milestone.

     Approximately 81% of our retained royalties for the third quarter 2007 were from the homocysteine assay technology. As explained above, the patent on this technology expires in early July 2007, and we will not receive revenue from this technology for sales made after that date. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $121,000 in the third quarter 2007, which was a decrease of $34,000, or 22% over the $155,000 reported for the third quarter 2006. The decrease was due to lower invested balances for the current quarter as compared to the prior year, offset by significantly higher rates of return earned on the invested cash.

     Other income consists of sales of product and revenue from a marketing study for the third quarter of fiscal 2007.

     Expenses
     --------

                                   For the three months ended April 30
                           ---------------------------------------------------
                                                        Increase    % Increase
                                2007        2006       (Decrease)   (Decrease)
                           -----------  ------------  ------------  ----------
Personnel and other
  direct expenses
  relating to revenues    $ 1,990,000  $  1,354,000  $    637,000         47%
General and
  administrative expenses     819,000       624,000       195,000         31%
Patent enforcement
  expenses net
  of reimbursements           125,000       275,000      (150,000)       (55)%
                           -----------  ------------  ------------  ----------

    TOTAL EXPENSES        $ 2,934,000  $  2,253,000  $    682,000         30%
                           ===========  ============  ============  ==========

     Total expenses increased $682,000 in the third quarter 2007, compared to the third quarter 2006.

     Personnel and other direct expenses relating to revenues increased a net $637,000 in the third quarter 2007, compared to the third quarter 2006, primarily as a result of compensation expense related to stock options and the acceleration of vesting on stock options that were outstanding on February 2, 2007, due to the change in control provisions of the 1997 Employees' Stock Option Plan and due to the grant of 400,000 options to purchase common stock granted during the third quarter of fiscal 2007 with 25% of such options vesting immediately and therefore requiring to be expensed. The third quarter of fiscal 2007 also includes an increase in recruiting costs, primarily related to the search for a new Chief Financial Officer.

     General and administrative expenses increased a net $195,000 in the third quarter 2007, compared to the third quarter 2006 as a result of increases related to rent for the additional office space taken during the first quarter of fiscal 2007, corporate legal and investor relations.

     Patent enforcement expenses, net of reimbursements, decreased a net $150,000 in the third quarter 2007, compared to the third quarter 2006. The decrease resulted from decreased activity in the current year quarter related to a homocysteine patent infringement lawsuit initiated at the beginning of the prior fiscal year (see Note 9 in Notes to Condensed Consolidated Financial Statements in Item 1). The level of patent enforcement expenses varies, depending on the stage and activity relating to the litigation.




RESULTS OF OPERATIONS - NINE MONTHS ENDED APRIL 30, 2007 ("NINE MONTHS OF 2007") VS. NINE MONTHS ENDED APRIL 30, 2006 ("NINE MONTHS OF 2006")

     Summary of Results
     ------------------

     We incurred a net loss for the nine months of 2007 of $6,727,000 or $0.84 per share, compared to a net loss of $2,028,000 or $0.27 per share, for the nine months of 2006, an increased net loss of $4699,000 or $0.57 per share. As explained in detail below, the increase in the net loss is due to $1,144,000 decrease in revenues, a $3,542,000 increase in operating expenses and a $12,000 loss of tax benefit.

     Revenues
     --------

     In the nine months of 2007, total revenues were $2,692,000, compared to $3,836,000 for the nine months of 2006, a decrease of $1,144,000, or 30%.

     Retained royalties for the nine months of 2007 were $2,139,000, which was $1,294,000, or 38% less than the $3,433,000 of retained royalties reported in the nine months of 2006. The following compares retained royalty revenues by technology for the nine months of 2007 with the same period in 2006.


                                   For the nine months ended April 30
                           ---------------------------------------------------
                                                        Increase    % Increase
                                2007        2006       (Decrease)   (Decrease)
                           -----------  ------------  ------------  ----------
Homocysteine assay        $ 1,694,000  $  2,620,000  $   (926,000)       (35)%
All other technologies        445,000       813,000      (368,000)       (45)%
                           -----------  ------------  ------------  ----------
Total retained royalties  $ 2,139,000  $  3,433,000  $ (1,294,000)       (38)%
                           ===========  ============  ============  ==========

     Royalty revenues from our homocysteine technology decreased $926,000 in the nine months of 2007 compared to the nine months of 2006, or 35% decrease. The decrease is due principally to fewer tests performed by two of our larger licensees. In addition, as explained above, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine technology. The decline in royalty revenues from other technologies was the result of the reduction in royalty rate on an older non-patented technology as a result of reaching a 10-year milestone.

     Approximately 79% of our retained royalties for the nine months of 2007 were from the homocysteine assay technology. As explained above, the patent on this technology expires in early July 2007, and we will not receive revenue from this technology for sales made after that date. We continue to seek revenue from new technology licenses to mitigate this concentration of revenues and replace revenues from expiring licenses.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $446,000 in the nine months of 2007, which was an increase of $55,000, or 14% over the $391,000 reported for the nine months of 2006. The increase was due to significantly higher rates of return earned on the invested cash in the current period compared to the same period of the prior year.

     Other income consists of sales of product and revenue from a marketing study for the third quarter of fiscal 2007.

     Expenses
     --------


                                   For the nine months ended April 30
                           ---------------------------------------------------
                                                        Increase    % Increase
                                2007        2006       (Decrease)   (Decrease)
                           -----------  ------------  ------------  ----------
Personnel and other
  direct expenses
  relating to revenues    $ 4,465,000  $  3,348,000  $  1,117,000         33%
General and
  administrative expenses   4,433,000     2,155,000     2,278,000        106%
Patent enforcement
  expenses net
  of reimbursements           521,000       374,000       147,000         39%
                           -----------  ------------  ------------  ----------
    TOTAL EXPENSES        $ 9,419,000  $  5,877,000  $  3,542,000         60%
                           ===========  ============  ============  ==========

     Total expenses increased $3,542,000 in the first nine months of 2007, compared to the first nine months of 2006. A major part of the expenditures in 2007 was from costs associated with the prior Board and management's annual meetings and proxy contest of about $1 million and amounts accrued to settle Mr. Nano's suit of $5.1 million for $1.0 million and related legal costs of $0.65 million, as well as an increase in compensation expense related to stock options.

     Personnel and other direct expenses relating to revenues increased a net $1,117,000 in the nine months of 2007, compared to the nine months of 2006, due to a combination of several factors. The increase in 2007 was due to $356,000 of severance costs accrued for Aris D. Despo and Paul A. Levitsky (see Note 10 in Notes to Condensed Consolidated Financial Statements in Item 1) and the addition of six new staff members, as well as the additional compensation expense related to the accelerated vesting of employee stock options and the third quarter stock option grant, which increased compensation expense for stock options by $626,000 over the same period on the prior year.

     General and administrative expenses increased a net $2,278,000 in the nine months of 2007, compared to the nine months of 2006, principally due to corporate litigation, annual meetings and proxy contest costs mentioned above.

     Patent enforcement expenses, net of reimbursements, increased a net $147,000 in the nine months of 2007, compared to the nine months of 2006. The increase resulted from activity in the current year related to homocysteine and Fujitsu patent infringement lawsuits (see Note 10 in Notes to Condensed
Consolidated  Financial  Statements  in  Item  1).

     Benefit for income taxes
     ------------------------

     We recorded a net benefit for income taxes of approximately $12,000 in the nine months of 2006 from tax refunds.

     Financial Condition and Liquidity
     ---------------------------------

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find, obtain and license new technologies, to protect and enforce our intellectual property rights, if necessary, and to execute our strategic plan to grow our business. We fund our liquidity requirements principally from our cash on hand, and also cash flows from operations, if any. At April 30, 2007, we had no credit facility or outstanding debt.

     Cash and cash equivalents consist of demand deposits and highly liquid, interest earning investments with maturities when purchased of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost, which approximates fair value.

     At April 30, 2007, cash and cash equivalents were $9,238,000, compared to $12,909,000 at July 31, 2006. Cash used in operating activities during the nine months of 2007 was $2,776,000, compared to cash used of $1,584,000 during the nine months of 2006. The difference in cash used in the nine months of 2007 compared to the nine months of 2006 was due principally to timing of receipt of revenues, collections of receivables and payments of accounts payable.

     Cash used in investing activities during the nine months of 2007 was $974,000, compared to $49,000 during the nine months of 2006. The increase in the current year primarily related to the investment in non-public Agrofrut E.U., described in footnote 6, Part I of this filing. The balance of the increase relates to the purchase of furniture and fixtures for CTT's new office space, which the prior management moved into in August 2006.

     Cash provided by financing activities during the nine months of fiscal 2006 of $1,814,000, principally due to sales of common stock pursuant to an equity financing arrangement that terminated in 2006. During the nine months of 2007, options exercised generated $78,000 in cash.

     Changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments, and fluctuate depending on income received and the date on which royalty receipts and payments are due to be paid out under our agreements with clients and customers.

     FUNDING AND CAPITAL REQUIREMENTS

     Capital requirements
     --------------------

     Our strategic plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have invested in Agrofrut E.U. (see above) and increased our global marketing capabilities, searching for new sources of technologies, licensing those technologies, and establishing strategic relationships.

     In August 2006 the prior management moved to a new office. The new office space has a seven-year lease agreement through August 2013. Since the new space is larger than the prior space, our annual rent expense will be $100,000 - $125,000 more than we incurred in 2006.

     General
     -------

     The amounts and timing of our future cash requirements will depend on many factors, including the results of our operations and marketing efforts, the results and costs of legal proceedings, and our equity financing. To achieve and sustain profitability, we must license technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors, some of which are beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe our cash on hand will be sufficient to meet our current and anticipated operating cash requirements for at least the next year.

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

     Other matters

     We believe we carry adequate liability insurance, directors' and officers' insurance, casualty insurance (for owned or leased tangible assets), and other insurance to cover us against potential claims that occur in the normal course of our business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

     We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Palatin Technologies, Inc. ("Palatin") and Clinuvel Pharmaceuticals Limited ("Clinuvel"). The value of the Palatin stock is included in current assets in equity securities, while the value of the Clinuvel shares is included in noncurrent assets in equity securities, since our current intention is to hold the Clinuvel shares as a long-term investment. The value of both assets is subject to market fluctuations in share price of the stock as well as foreign currency fluctuations of the Australian Stock Exchange-traded Clinuvel shares. We currently consider unrealized fluctuations in the fair value of both the Palatin and Clinuvel shares to be temporary, and therefore have recorded changes in the fair values as part of other comprehensive loss, which is a component of equity. During the nine months ended April 30, 2007, the following changes in fair value occurred with respect to the Palatin and Clinuvel shares:



                                  For the nine months ended
                                       April 30, 2007
                               --------------------------------

                               Palatin   Clinuvel    Total
                               --------  ----------  ----------
Unrealized increase in market
  value of securities          $ 15,980  $1,075,452  $1,091,432
Foreign currency translation
  adjustments on securities           -     109,506     109,506
                               --------  ----------  ----------

Other comprehensive income     $ 15,980  $1,184,958  $1,200,938
                               ========  ==========  ==========

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

     (a)     Evaluation of Disclosure Controls and Procedures
             ------------------------------------------------

     Our management, including our Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (positions all currently held by Mr. Nano), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a-15(e) and 15d-15(e)), as of April 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC's rules and forms. Based on this evaluation, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2007.

     (b)     Changes in Internal Control over Financial Reporting
             ----------------------------------------------------

     There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings

     See Note 10 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Changes in Registrant's Certifying Accountant

     None.

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


COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

                    By /s/ John B. Nano.
                    --------------------
                    John B. Nano
                    Chairman, President, Chief Executive Officer,
                    Interim Chief Financial Officer and
June 13, 2007       Authorized Signer

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