Form 10-K
period 2007-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2007-10-30
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE FISCAL YEAR ENDED JULY 31, 2007

                          Commission file number 1-8696

                        /X\
                      /XXXXX\
                    /XX------
                  /XXX----       COMPETITIVE
                  XXX----        TECHNOLOGIES
                  \XXX----       Unlocking the Potential of Innovation (R)
                    \XX------
                      \XXXXX/    Technology Transfer & Licensing Services
                        \X/

                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
                             www.competitivetech.net

       Registrant's telephone number, including area code:  (203) 368-6044

         Delaware                              36-2664428
         --------                              ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                 Name of Each Exchange on which Registered
-----------------------------        -------------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $18,746,515

The number of shares of the registrant's common stock outstanding as of October 18, 2007, was 8,107,380 shares.

                                                                     American
                                                                  Stock Exchange
                                                                      Listed
                                                                        CTT

                         COMPETITIVE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                     PART I


Forward-Looking Statements.....................................................3
Item 1.     Business...........................................................3
Item 1A.    Risk Factors..................................................... .9
Item 1B.    Unresolved Staff Comments........................................ 14
Item 2.     Properties........................................................14
Item 3.     Legal Proceedings.................................................14
Item 4.     Submission of Matters to a Vote of Security Holders...............20
Item 4A.    Executive Officers of the Registrant..............................20


                                     PART II


Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................21
Item 6.     Selected Financial Data...........................................22
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........33
Item 8.     Financial Statements and Supplementary Data.......................34
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................66
Item 9A.    Controls and Procedures...........................................67
Item 9B.    Other Information.................................................67


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant...............68
Item 11.     Executive Compensation...........................................72
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management...................................................79
Item 13.     Certain Relationships and Related Transactions...................80
Item 14.     Principal Accounting Fees and Services...........................81


                                     PART IV


Item 15.     Exhibits and Financial Statement Schedules.......................81
Signatures....................................................................83
Exhibit Index.................................................................84

                                     PART I

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2007, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

ITEM 1. BUSINESS

OVERVIEW: TECHNOLOGY COMMERCIALIZATION SERVICES

     Competitive Technologies, Inc. ("CTT"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTT and its subsidiaries (collectively, the "registrant," "we," "our," or "us"), provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and raw innovation. We do this in two ways. First, we continually develop relationships with the technology and research arms of universities, independent research institutions, companies, individual inventors, patent attorneys and patent or other intellectual property holders, who we then formally represent, becoming our clients. We obtain from our clients the right to serve as their agent, or a license to their invention, patent or intellectual property rights, their technology. Our goal is to make a profit for our clients and us by finding customers, or end users, who have a use for the particular technology, and granting them a license or a sublicense to commercialize, sell, or further develop the technology. Second, as we also have contacts and relationships with those who have a need or use for particular technologies, usually other businesses, who may or may not be our current customers, we match their needs with one of our technologies, or find a technology to fit their needs. Since we focus on available technologies, client side, and wanted or needed technologies, customer side, we believe that we provide a valuable service in matching market needs to technology solutions. Using our services provides benefits to the provider and user of the technology. The technology provider client can focus on research and invention, rather than on selling and marketing, as we effectively become their marketing department. The technology user customer can focus on selling and marketing, rather than on research and development. We maintain and enforce our clients' and our technology patent rights, and monitor and address any infringement. Our goal is to maximize the value of technologies for the benefit of our clients, customers and shareholders.

     When we acquire rights to commercialize a technology, we may acquire exclusive or non-exclusive rights, worldwide or limited to a specific geographic area. When we license or sublicense rights to our customers, we may grant exclusive or non-exclusive rights, worldwide or geographically limited, and/or we may limit rights to a defined field of use. Technologies can be early stage, mid stage, or late stage.

     We identify and commercialize, or find companies that commercialize for us, innovative technologies in life and physical sciences, electronics, and nanotechnologies. Life sciences include medical testing, diagnostics, pharmaceuticals, biotechnologies, medical devices and other medical or biological applications. Physical sciences include chemical, display, and environmental applications. Electronics include communications, semiconductors, Internet related, e-commerce and consumer electronics applications. Nanotechnologies deal with the manipulation of microscopic particles into useful arrangements, and smart or novel materials; a nano particle is one thousand times smaller than the width of a human hair. We have technologies in each of these areas with a concentration of revenues from life sciences.

     We estimate that over the years we have licensed nearly 500 technologies to and from corporations, and can count as our clients a number of major universities and inventors. We are a vital part of the technology commercialization community, and have paid over $100 million to universities in shared technology revenues.

TECHNOLOGY ACQUISITION AND PORTFOLIO

     We continue to work to expand our relationships with universities and inventors, increasing the number of clients and technologies we represent, and establishing us as the premier technology commercialization company. One of our goals is to have a pipeline of technologies to generate a long-term recurring revenue stream.

     In addition to contacts with universities, independent research institutions and inventors, inventors or intellectual property holders contact us directly for evaluation and assistance. We evaluate potential technologies based on the strength of the intellectual property, our ability to protect it, its life stage, further development time needed, compatibility with existing technology in our portfolio, marketability, market size, and potential profitability. A majority of technologies initially reviewed are rejected. A process to initiate representation is started for all technologies accepted. When we accept a technology we believe that we have a chance to market it successfully. We may reject a technology if more time and expense than we originally planned is needed to protect and market the technology. Certain technologies, once accepted, may be dormant for a period of time until a new customer or application is identified. As explained in TECHNOLOGY PROTECTION AND LITIGATION, some technologies may become involved in patent infringement and/or litigation.

     Generally, early stage technologies have limited current revenue potential but may have high long-term revenue potential. Mid and late stage technologies may produce more current revenues but depending on the time left on the related patent, may have limited long-term revenue potential. We review and evaluate numerous technologies since most are initially rejected. Of those we accept into our portfolio, many will be commercially unsuccessful, produce little or no revenues, and eventually abandoned. We expect others will produce steady revenues and profitability for a period that could last several years, and a small number will be very successful, producing significant revenues throughout the life of the patent. When we accept a technology, we try to obtain rights to improvements and/or refinements that extend the patentable life of the technology and potential revenues. Because of these characteristics, revenues, and profitability will fluctuate from year to year, in some cases significantly, as well as bottom line net income as a percentage of and return on revenues. If revenues are not generated as anticipated, we will incur a loss. We review the revenue potential of technologies in our portfolio continuously, adding and removing technologies as necessary.

     When we review and evaluate a technology, we usually first sign a non-disclosure confidentiality agreement with the prospective client. This allows us access to non-public information and other details about the technology that we agree to keep confidential. When we commercialize the technology we require similar non-disclosure confidentiality agreements from prospective customers. We include bilateral non-disclosure and confidentiality provisions as part of nearly all licenses and sublicenses granted to protect the technology's value, and our customers' business dealings and plans. As a result of these obligations, as well as federal regulations for disclosure of non-public information, we may not be able to disclose, and do not disclose except under limited conditions, details about licenses and sublicenses granted for technologies we are evaluating. Certain limited information that we believe is necessary for an understanding of our financial results may be disclosed.

MARKETING TECHNOLOGIES

     We commercialize technologies through many methods, from contacts in research and development, legal firms, marketing and executive levels at major corporations, to seminars and trade shows. We perform market research to determine the most likely users of technologies, and contact current or prospective customers to determine if they have an interest in or a use for a new technology.

TECHNOLOGY PROTECTION AND LITIGATION

     An important part of our business is protecting our technologies from patent infringement, domestically and internationally. We sometimes assist in preparation of initial patent applications, and often are responsible for prosecuting and maintaining patents. Patent enforcement is a part of our business due to unintentional and willful patent infringement. In the case of unintentional infringement, the infringer usually does not know that a patent exists. These cases often can be resolved by the granting of a license. In cases of willful infringement, certain infringers will continue to infringe absent legal action. In addition, companies will attempt to find work-arounds to avoid paying us, and our clients, proper royalties for use of our technologies. At times these work-arounds may be successful. We defend our technologies on behalf of our clients, CTT and licensees, and pursue patent infringement cases through litigation, if necessary. Such actions and cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our clients, by us, or shared. Any proceeds earned by the action usually are shared in the same proportion as the costs. As a result, we may incur significant expenses in some years and be reimbursed for them through proceeds of awards or settlements several years later. Patent law provides for the potential of treble damages in the event of a willful infringement, but such awards are solely at the discretion of the court.

REVENUE GENERATION

     We earn revenues principally from licensing technologies to generate royalty fees based on usage or sales of the technologies. Generally, agreements we enter into with clients and customers are for the duration of the technology life, which usually is determined by applicable patent law. When our customers pay us royalties, we share them with our clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our clients for their portion. Revenues we record are solely our share of gross revenues, net of our clients' shares, which usually are fixed percentages. For early stage technologies that may not be ready for commercial development without further research, we may receive annual minimum royalty payments and/or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. In certain sublicense or license arrangements, we may receive an upfront fee upon execution of the license. Our fees generally are non-refundable, and, except for annual minimum royalties, usually are not creditable against future royalties. In certain cases, we may waive the first year or few years' royalty fees in consideration for the upfront fee. In some cases, we apply the upfront fee or initial royalty fees to reimburse patent prosecution and/or maintenance costs incurred by either party. In these cases, we record payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our client, we record no revenue or expense. As a result, a new technology may not generate significant revenues in its early years.

     We set licensing terms in written agreements with clients and customers. Generally, we enter into single element arrangements with customers, under which we have no significant obligations after executing the agreements, other than patent prosecution and maintenance. In limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. We defer all revenue from multiple element arrangements until delivery of all required elements. We determine delivery of elements based on verifiable objective evidence. We also may have milestone billing arrangements, whereby we recognize non-refundable, upfront fees ratably over the entire arrangement and milestone payments as the specified milestone is achieved. We evaluate such billing arrangements on a case-by-case basis, and record revenues as appropriate. We do not have multiple element or milestone billing arrangements at this time, but we have had such arrangements in the past and could have in the future.

     We have a concentration of retained royalties derived from one technology. We are actively marketing our other technologies, and seeking new technologies to mitigate this concentration of revenues and provide a steadier future revenue stream. Technologies that produced revenues equal to or exceeding 15% of our total retained royalties revenue, or at least $250,000 in 2007, 2006 or 2005 were:

                           2007        2006        2005
                     ----------  ----------  ----------
Homocysteine assay   $2,037,000  $3,196,000  $8,932,000
Ethyol(TM)           $   29,000  $  483,000  $  500,000
Gallium arsenide     $   34,000  $  184,000  $  860,000
Sexual dysfunction   $   60,000  $   60,000  $  843,000

As a percentage of total retained royalties for the same periods, these technologies represented:

                           2007        2006        2005
                     ----------  ----------  ----------
Homocysteine assay          75%         70%         77%
Ethyol                       1%         11%          4%
Gallium arsenide             1%          4%          8%
Sexual dysfunction           2%          1%          7%

     The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine may be a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. Our U.S. patent for this homocysteine assay expired in July 2007. We expect to receive revenue from this technology for sales made prior to that date. In addition, we are in litigation with Carolina Liquid Chemistries Corporation to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent. For further information, see ITEM 3. LEGAL PROCEEDINGS. For further information see
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Ethyol is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute ("SRI"), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI paid us a maximum of $500,000 per calendar year from Ethyol license income it received. During fiscal 2006 the agreement between SRI and MedImmune reached its tenth anniversary. As a result, royalties will be earned in any of the five years following the anniversary to the extent that Ethyol sales in each of the next five years exceed the revenue generated in the anniversary year. We expect to earn minimal royalties on the technology going forward. This patent expires in December 2010.

     Gallium arsenide is used to improve semiconductor operating characteristics. U.S. patents were issued from March 1983 to May 1989. Patents expired from May 2001 through September 2006. After September 2006, we will not receive significant royalties for this technology.

     The 2007 and 2006 revenue related to our sexual dysfunction technology was due to receipt of an annual minimum license fee. According to our agreement with our licensee, Palatin Technologies, Inc. ("Palatin"), if the agreement were to stay in place, the minimum fee is due until such time as the technology is commercialized, whereupon royalties will be due if higher than the minimum. The increase in revenues in 2005 was due to a settlement with Palatin related to certain fees received by Palatin in 2005. Pursuant to our license, we are entitled to a portion of fees Palatin receives, which we believe have not been paid. On September 11, 2007, we presented Palatin with a Notice of Termination of the PT-14 technology license agreement stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998. For further information, see ITEM 3. LEGAL PROCEEDINGS. This technology is a therapeutic drug to treat male and female sexual dysfunction, which is undergoing testing prior to approval. Final government approval, assuming testing is successful, is still several years away.

     We also earn revenues from royalty legal awards. Such awards may be significant, generally are non-recurring and the result of successful patent enforcement actions, and may include punitive damages, attorneys' fees, court costs and interest. Out-of-court settlements may occur prior to or during trials. Revenues from out of court settlements usually are included in retained royalties.

     Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

     - Pain management therapy that treats oncological, neuropathic and morphine-resistant pain through a biophysical rather than a biochemical approach;

     - Nanotechnology bone cement biomaterial with a broad range of potential applications, including dental, spinal and other bone related applications. Exclusively licensed to Soteira Inc. for human spinal applications;

     - Lupus Diagnostic and Monitoring technology, a cost-effective scalable testing platform used to diagnose and monitor the autoimmune disease, Lupus;

     - Cholesterol Trapping/Regeneration technology, that traps and removes cholesterol in dairy products, including milk and cheese, without sacrificing taste or nutritional value;

     - Sunless tanning agent, a skin-pigment enhancer that may prevent skin cancer from unprotected exposure to the sun licensed to Clinuvel Pharmaceuticals, Ltd. (Australia);

     - Green tea based cleanser formulation used in nutraceutical skin products.

     Our applied science/electronics portfolio includes:

     - Age related memory improvement device that uses synchronized sound and light rhythms to influence brain activity for stress reduction, improved concentration and memory improvement;

     - Radio Alert Warning System, a low powered dual-mode transmitter capable of short-range interruption of commercial radio broadcasting received by vehicles within a radius of up to 700 feet;

     - Video and audio signal processing technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), and used in streaming video products for personal computers and wireless devices, including mobile phones;

     - Encryption technology that operates at high speeds with low memory requirements to secure applications used on the internet, telecommunications, smart cards and e-commerce;

     - AccuSpeech(TM), an interactive software platform designed to help individuals master English when it is not their native language.

     Our physical sciences portfolio includes:

     - A group of 50 patents related to the full value chain of light emitting diodes (LEDs) - chips, phosphors, packaging and encapsulants;

     - Primary optical device that significantly improves the brightness and efficiency of high brightness light emitting diodes (HB LEDs);

     - Clean, renewable fuel technologies, including patented alternative fuel formulations and a method to convert municipal waste to fuel grade ethanol and certain marketable chemicals;

RETAINED ROYALTIES FROM FOREIGN SOURCES

     Retained royalties received from foreign licensees totaled approximately $425,000, $477,000, and $757,000, in 2007, 2006 and 2005, respectively. Of the foreign sourced royalties received, $184,000, $334,000 and $402,000, in 2007, 2006 and 2005, respectively, were from Japanese licenses.

INVESTMENTS

     From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

EMPLOYEES

     As of October 18, 2007, we employed 15 people (full-time equivalents). We also have independent consultants under contract to provide business development services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside technical and professional specialists to fulfill our clients' and customers' unique technology needs.

CORPORATE GOVERNANCE

     CTT's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are all available on our website at www.competitivetech.net/investors/governance.html.


AVAILABLE INFORMATION

     We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission ("SEC") on our website, www.competitivetech.net, as soon as reasonably practicable after they are filed. Our website's content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

     You may read and copy materials we file with the SEC on the SEC's website at www.sec.gov, or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

FISCAL YEAR

     Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively.

ITEM 1A. RISK FACTORS

     The risk factors described below are not all inclusive. All risk factors should be considered carefully when evaluating our business, results of operations, and financial position. We undertake no obligation to update forward-looking statements or risk factors. There may be other risks and uncertainties not highlighted herein that may become material factors affecting our financial condition and business operations.

WE DERIVED MORE THAN 75% OF OUR RETAINED ROYALTIES IN FISCAL 2007 FROM ONE TECHNOLOGY.

     We derived approximately $2,037,000, or 75%, of 2007 retained royalties from our homocysteine assay technology. In fiscal 2006, we derived approximately 70% of our retained royalties from this same technology.

     Our U.S. patent for the homocysteine assay expired in July 2007, and although we will not receive significant revenues from this technology after that date, we expect to receive revenue for sales made prior to that date. In addition, we are in litigation with Carolina Liquid Chemistries Corporation to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent. For further information, see ITEM 3. LEGAL PROCEEDINGS.

     A concentration of revenues makes our operations vulnerable to patent changes or expiration, especially the homocysteine assay, and could have a significant adverse impact on our financial position.

CERTAIN OF OUR LICENSED PATENTS HAVE RECENTLY EXPIRED OR WILL EXPIRE IN THE NEAR FUTURE AND WE MAY NOT BE ABLE TO REPLACE THEIR ROYALTY REVENUES.

     In 2007, we earned retained royalties from licenses for 17 patented technologies. Royalties from 10 of those patented technologies have or will expire between 2007 and 2012. Those patented technologies represented approximately 88% of our retained royalties in 2007. Retained royalties of approximately $2,072,533, or 76%, $25,992, or 1%, $267,527, or 10% and $29,007,
or 1%, were from patents expiring in fiscal 2007, 2008, 2009 and 2011, respectively. The loss of these royalties, especially from the homocysteine assay, will materially, adversely affect our operating results if we are unable to replace them with revenues from other licenses or other sources. Since it often takes two or more years for a technology to produce significant revenues, we must continuously seek new sources of future revenues.

IN THREE OF THE LAST FIVE FISCAL YEARS, WE INCURRED SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS, AND OUR ABILITY TO FINANCE FUTURE LOSSES IS LIMITED, AND MAY SIGNIFICANTLY AFFECT EXISTING STOCKHOLDERS.

     The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2007:

                         2007         2006        2005       2004         2003
                  ------------ ------------ ---------- ----------- ------------

Net income
  (loss)          $(8,893,946) $(2,377,224) $5,701,787  $2,954,529  $(1,935,301)
Net cash
flows from:
  Operating
    activities     (5,437,443)  (3,527,318)  5,006,936   2,328,684   (1,604,910)
  Investing
    activities       (978,217)    (141,644)    803,220     499,663      221,910
  Financing
    activities         78,425    2,298,726   4,159,711     (22,962           --
Net increase
  (decrease) in
  cash and cash
  equivalents     $(6,337,235) $(1,370,236) $9,969,867  $2,805,385  $(1,383,000)

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005 and 2004, we were in part profitable because of unusually large, upfront license fees received related to our homocysteine technology that did not recur in 2007 or 2006. Without these revenues, we would have incurred a loss in both years, and for each of the five years ended July 31, 2007. To return to and sustain profitability, we must increase recurring revenues by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. Over the last six months we significantly reduced overhead with reductions in staff across all functional departments of the company, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     Our future royalty revenues, obtaining rights to new technologies, granting licenses, enforcing intellectual property rights, and profits or losses are subject to many factors outside our control, or that we cannot anticipate, including technological changes and developments, economic cycles, and the ability of our licensees to commercialize our technologies successfully.
Consequently, we may not be able to generate sufficient revenues to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe that our capital resources will sustain us at least through fiscal 2008.

     We have no outstanding debt or available credit facility, and believe it would be very difficult to obtain debt financing due to the current composition of our balance sheet, and unpredictable nature of our annual cash flows. Our financing options are limited, and we must rely on cash on hand and cash flows from operations, though this situation could change in the future. We did obtain equity financing in 2004 that we completed in 2006. We continue to review financing options for our business, which may in the future include more equity financing. If we enter into an equity financing arrangement in the future, and we sell shares of our common stock pursuant to such financing to raise cash to operate the business, existing holders of our common stock may suffer significant dilution to their equity position.

WE DEPEND ON RELATIONSHIPS WITH INVENTORS TO GAIN ACCESS TO NEW TECHNOLOGIES AND INVENTIONS. IF WE FAIL TO MAINTAIN EXISTING RELATIONSHIPS OR TO DEVELOP NEW RELATIONSHIPS, WE MAY HAVE FEWER TECHNOLOGIES AND INVENTIONS AVAILABLE TO GENERATE REVENUES. TECHNOLOGY CAN CHANGE RAPIDLY AND INDUSTRY STANDARDS CONTINUALLY EVOLVE, OFTEN MAKING PRODUCTS OBSOLETE, OR RESULTING IN SHORT PRODUCT LIFECYCLES. OUR PROFITABILITY DEPENDS ON OUR LICENSEES' ABILITY TO ADAPT TO SUCH CHANGES.

     We do not invent new technologies or products. We depend on relationships with universities, corporations, government agencies, research institutions, inventors, and others to provide technology-based opportunities that we can develop into profitable royalty-bearing licenses. Failure to maintain these relationships or to develop new relationships could adversely affect our operating results and financial condition. If we are unable to forge new relationships or to maintain current relationships, we may be unable to identify new technology-based opportunities and enter into royalty-bearing licenses. We also are dependent on our clients' abilities to develop new technologies, introduce new products, and adapt to changes in technology and economic needs.

     We cannot be certain that current or new relationships will provide the volume or quality of available new technologies necessary to sustain our business. In some cases, universities and other sources of new technologies may compete against us as they seek to develop and commercialize these technologies themselves, or through entities that they develop, finance and/or control. In other cases, universities receive financing for basic research from companies in exchange for the exclusive right to commercialize any resulting inventions. These and other strategies may reduce the number of technology sources, potential clients, to whom we can market our services. If we are unable to secure new sources of technology, it could have a material adverse effect on our operating results and financial condition.

WE RECEIVE MOST OF OUR REVENUES FROM CUSTOMERS OVER WHOM WE HAVE NO CONTROL.

     We rely on royalties received from our customers for revenues. The royalties we receive from customers depend on their efforts and expenditures over which we have no control. Additionally, customers' development of new products involves great risk since many new technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require customers to advise us of problems they may encounter in attempting to develop commercial products, and they usually treat such information as confidential. We expect that our customers will encounter problems frequently. Our customers' failure to resolve such problems may result in a material adverse effect on our operating results and financial condition.

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

FRANK R. MCPIKE, JR., A FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER OF CTT, CTT AND OTHER INDIVIDUALS HAVE BEEN NAMED IN A CIVIL SUIT FILED BY THE SEC.

     On August 11, 2004 the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Mr. McPike and six individual brokers, alleging that from at least July 1998 to June 2001, these persons were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Mr. McPike, whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC in the suit sought a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934 and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934; this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual. On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit, and on July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a motion for summary judgment to dismiss the case. On June
15,  2006,  the  SEC  filed  a motion to oppose our motion for summary judgment.

     Defense costs incurred in 2005 and thereafter have been covered by our insurance carrier, however, we cannot be certain that our insurance carrier will cover all future costs.

     On October 10, 2007 we agreed to settlement of this case. Without admitting or denying the allegation of the complaint, we have consented to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed by the SEC in connection with this settlement. The settlement agreement has been approved by the SEC. Its anticipated acceptance by the Connecticut Federal District Court will close the SEC's investigation and proceedings against the company. No members of CTT's current Board or management held positions with the company during the period of 1998-2001. For further information, see ITEM 3. LEGAL PROCEEDINGS.

OUR BY-LAWS PROVIDE THAT WE INDEMNIFY OUR DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS IN CERTAIN CIRCUMSTANCES. WE CARRY DIRECTORS AND OFFICERS LIABILITY INSURANCE, SUBJECT TO DEDUCTIBLES, TO REDUCE THESE FINANCIAL OBLIGATIONS.

     Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims by a former executive in connection with a civil suit filed by the SEC. For further information, see ITEM 3. LEGAL PROCEEDINGS.

WE ARE INVOLVED IN LAWSUITS THAT HISTORICALLY HAVE INVOLVED SIGNIFICANT LEGAL EXPENSES. IF THE COURTS OR REGULATORY AGENCIES IN THESE SUITS OR ACTIONS DECIDE AGAINST US, THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. LEGAL FEES AND OTHER COSTS WE INCURRED IN 2007 RELATING TO THESE CASES WERE SIGNIFICANT, AND THE AMOUNT OF COSTS WE INCUR IN THE FUTURE MAY BE SIGNIFICANT.

     For  a  complete description of all of the lawsuits we are involved in, see
ITEM  3.  LEGAL  PROCEEDINGS.

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO UNDERSTAND THE TECHNOLOGY REQUIREMENTS OF OUR CUSTOMERS IN THE CONTEXT OF THEIR MARKETS. IF WE FAIL TO UNDERSTAND THEIR TECHNOLOGY NEEDS OR MARKETS, WE LIMIT OUR ABILITY TO MEET THOSE NEEDS AND TO GENERATE REVENUES.

     We believe that by focusing on the technology needs of our customers, we are better positioned to generate revenues by providing technology solutions to them. The market demands of our customers drive our revenues. The better we understand their markets and requirements, the better we are able to identify and obtain effective technology solutions for our customers. We rely on our professional staff and contract business development consultants to understand our customers' technical, commercial, and market requirements and constraints, and to identify and obtain effective technology solutions for them.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success depends on the knowledge, efforts and abilities of a small number of key personnel. John B. Nano is our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer and Aris D. Despo is our Executive Vice President, Business Development. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary range and depth of experience is intense. We cannot be certain that we will be able to continue to attract and retain qualified personnel. If we are unable to hire and retain highly qualified professionals and consultants, especially with our small number of staff, our revenues, prospects, financial condition and future activities could be materially adversely affected.

OUR CUSTOMERS, AND WE, DEPEND ON GOVERNMENT APPROVALS TO COMMERCIALLY DEVELOP CERTAIN LICENSED PRODUCTS.

     Commercial development of some licensed patents may require the approval of governmental regulatory agencies, especially in the life sciences area, and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration ("FDA"). The FDA's approval process is rigorous, time consuming and costly. Unless and until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S., and therefore we will not receive royalty income based on U.S. sales of the product.

IF OUR CLIENTS AND WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR LICENSES, OR TO ENFORCE OUR PATENTS ADEQUATELY, WE MAY BE UNABLE TO DEVELOP SUCH LICENSED PATENTS OR TECHNOLOGIES SUCCESSFULLY.

     Our success in earning revenues from licenses is subject to the risk that issued patents may be declared invalid, that a patent may not be issued on a patent application, or that competitors may circumvent or infringe our licensed patents and thereby render our licensed patents not commercially viable. In addition, when all patents underlying a license expire, our royalties from that license cease, and there can be no assurance that we will be able to replace those royalties with royalty revenues from new or other licenses.

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

     We cannot be certain that our clients and/or we will be successful in any such litigation or proceeding, and the results and costs may materially adversely affect our business, operating results and financial condition.

DEVELOPING NEW PRODUCTS, CREATING EFFECTIVE COMMERCIALIZATION STRATEGIES FOR TECHNOLOGIES, AND ENHANCING THOSE PRODUCTS AND STRATEGIES ARE SUBJECT TO INHERENT RISKS. RISKS INCLUDE UNANTICIPATED DELAYS, UNRECOVERABLE EXPENSES, TECHNICAL PROBLEMS OR DIFFICULTIES, AND THE POSSIBILITY THAT DEVELOPMENT FUNDS WILL BE INSUFFICIENT. THE OCCURRENCE OF ANY ONE OR MORE OF THESE RISKS COULD CAUSE US TO ABANDON OR SUBSTANTIALLY CHANGE OUR TECHNOLOGY COMMERCIALIZATION STRATEGY.

     Our success depends on, among other factors, our clients developing new or improved technologies, our customers' products meeting targeted cost and performance objectives for large-scale production, and our customers' ability to adapt technologies to satisfy industry standards, and consumer expectations and needs, and bringing their products to market before market saturation. They may encounter unanticipated problems that result in increased costs or substantial delays in introducing and marketing new products. Products may not be reliable or durable under actual operating conditions or commercially viable and competitive. New products may not meet price or other performance objectives when introduced in the marketplace. Any of these events would adversely affect our realization of royalties from new products.

WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK.

     We have not paid cash dividends on our common stock since 1981, and, our Board of Directors does not currently have plans to declare or pay cash dividends in the future. The decision to pay dividends is solely at the discretion of our Board of Directors based upon factors that they deem relevant, and may change at any time.

AS A PUBLICLY HELD COMPANY, WE HAVE SIGNIFICANTLY HIGHER ADMINISTRATIVE COSTS.

     The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and new listing requirements adopted by the American Stock Exchange in response to the Sarbanes-Oxley Act of 2002, has required changes in corporate governance practices, internal control policies and audit committee practices of public companies. These new rules, regulations, and requirements have increased our legal, audit, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly. The additional costs are expected to continue. These new rules and regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance in the future, and could make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve on our audit committee.

IN DEVELOPING NEW PRODUCTS WE ARE AFFECTED BY PATENT LAWS AND REGULATIONS.

     Patent laws and regulations are constantly being reviewed for possible revision. We cannot be certain how we will be affected by revisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS,

     Not  applicable.

ITEM 2. PROPERTIES.

     Our executive office is approximately 11,000 square feet of leased space in an office building in Fairfield, Connecticut, under the terms of a seven-year lease signed April 28, 2006. The lease commenced on August 24, 2006 and expires on August 31, 2013. We have an option to terminate the lease after five years, or to renew the lease for an additional five years under similar terms and conditions. The lease provides for an average annual base rent of approximately $265,000 over the life of the lease, after incentives, exclusive of taxes, climate control, power and maintenance. The current management believes that we have excess space and is seeking sub-tenants.

     The lease for our prior executive office expired December 31, 2006. We were not responsible for rent payments after September 1, 2006. An agreement with our new landlord allowed us to vacate the former space by September 1, 2006, releasing us from further rent obligations.

ITEM 3. LEGAL PROCEEDINGS.

FUJITSU

     In December 2000, coincident with filing a complaint with the United States International Trade Commission ("ITC") that was withdrawn in 2001, the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al., collectively, "Fujitsu") in the United States District Court for the Central District of Illinois, seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our client, the University of Illinois. The two patents cover energy recovery technology for flat plasma display panels. In May 2002, the Central District Court of Illinois granted Fujitsu's motion to transfer this case to the Northern District of California.

     In September 2001, Fujitsu filed counterclaims against the University of Illinois and us in the United States District Court for the District of Delaware, which subsequently were dismissed and reinstituted in the Northern District of California. The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

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

     In July 2007 a settlement was reached between CTT, the University of Illinois and Fujitsu. As part of the settlement CTT agreed to pay Fujitsu a minor portion of the approximately $233,000 costs awarded to Fujitsu by the CAFC in 2006. The parties agreed to dismiss with prejudice all claims and counterclaims in the suit. CTT's settlement eliminates any need for contingent payment to our prior counsel in the ITC and District Court actions against Fujitsu.

CAROLINA LIQUID CHEMISTRIES CORPORATION, ET AL.

     On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On
September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in
Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. Re-examination proceedings are now underway. We do not expect an adverse finding by the USPTO, but completion of such action will delay the ultimate resolution of the case. Further action in this case is pending.

PALATIN TECHNOLOGIES, INC.

     CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties have filed their complaints, counterclaims, and answers, and discovery is currently underway.

     CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998. The three-member panel of arbitrators has been selected, and a formal hearing was to have been held in beginning of November 2007. The hearing date has been extended to March 2008. The panel has agreed to allow both sides to file dispositive motions to summarily resolve certain claims

     On September 11, 2007, we presented Palatin with a Notice of Termination of the PT-14 technology license agreement stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998.

BEN MARCOVITCH AND OTHER CO-DEFENDANTS

     On August 8, 2007 we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

     On August 15, 2007, we retained Greenberg Traurig, LLP, an international law firm, to recover the funds from Agrofrut, and Juan Carlos Esguerra of the Bogota, Colombia-based law firm, Esguerra, Barrera, Arriaga, to handle CTT's affairs in Colombia. CTT's advisors assembled the following information, which we included in our subsequent Federal complaint described below. Breen & Associates, an independent investigative firm, developed evidence that showed that Mr. Marcovitch and Agrofrut provided CTT's Board of Directors with false and misleading information. Included in those findings was the fact that papers submitted by Mr. Marcovitch and Agrofrut prior to the March 28, 2007 CTT Board meeting listed Dr. Raul Aragon Davalos as an executive and Chief Scientist of Agrofrut, and the inventor of Agrofrut's new technology to remove complex compounds such as bromelain and xylitol, at better than 99% purity, from pineapples and other organic waste. Dr. Raul Aragon Davalos had actually been killed in a drive-by shooting in Cali, Colombia on February 28, 2007. Dr. Raul Aragon Davalos's assassination was known to Mr. Marcovitch and Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, as well as to other executives of Agrofrut, but was never revealed to CTT by them. Mr. Marcovitch had admitted to a CTT outside counsel, and to a CTT shareholder, that he had attended Dr. Raul Aragon Davalos's funeral. Further, the investigations have shown that Dr. Raul Aragon Davalos was a convicted drug trafficker and that Ms. Rios Valencia also has a drug conviction record. Among other things, the involvement of Mr. Marcovitch, Ms. Rios Valencia and John
Derek Elwin, III, a former CTT employee, with convicted drug traffickers resulted in CTT's decisive actions against these individuals.

     On August 31, 2007 we filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch and other co-defendants. The complaint claims that false and misleading information had been provided to CTT in a conspiracy to fraudulently obtain funds from CTT using the Agrofrut transaction. Others named in the suit are Ms. Rios Valencia, Mr. Elwin, III, and Agrofrut, E.U. In our lawsuit, we requested, among other relief, punitive damages and attorneys' fees.

     Based upon our understanding of the facts and issues, we have presented our findings in our Federal complaint in a manner that will allow shareholders to understand the gravity of the charges. It is our opinion and that of our Board of Directors that this lawsuit is required to recover our $750,000 and to settle outstanding issues regarding the named parties. The recent in-depth due diligence and subsequent investigation by Breen & Associates, conducted prior to Mr. Marcovitch's removal from the Board, disclosed several issues of credibility and raised serious concerns regarding the defendants named in the lawsuit.

     On October 22, 2007 at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. A full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel by November 21, 2007. The Court adjourned the hearing on our Application for Prejudgment Remedy until December 7, 2007.

     We intend to aggressively pursue this matter.

EMPLOYMENT MATTERS

     EMPLOYMENT MATTERS - JOHN B. NANO On August 10, 2005, we received notice that John B. Nano, President and CEO from June 2002 to June 2005, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint, Mr. Nano sought to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claim that CTT allegedly had breached his employment contract because it denied him certain severance benefits when it terminated his employment on June 14, 2005. Mr. Nano also claimed, in the alternative, that CTT violated a draft of a separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claimed in his complaint that CTT withdrew the proposed draft agreement after he communicated his acceptance to the then Chairman of CTT's Board of Directors.

     On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration ("OSHA"), alleging a violation by CTT of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the "Sarbanes-Oxley Act") in connection with the termination of his employment. We filed an answer to the OSHA inquiry on October 3, 2005. On March 2, 2006, Mr. Nano notified OSHA that he withdrew his complaint, and reserved his right to file the action in U.S. District Court.

     On December 7, 2005, CTT filed a complaint against Mr. Nano in the Superior Court in the Judicial District of Stamford, Connecticut, for monetary and punitive damages.

     On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint, Mr. Nano sought monetary damages, punitive damages, attorneys' fees, and costs and other remuneration at the option of the court.

     As a result of a proxy contest conducted for the election of Directors at the annual meeting of shareholders on January 16, 2007, adjourned until February 2, 2007, a complete new Board of Directors was elected and installed. The disputed matters regarding CTT's former Board of Directors and John B. Nano were settled by the new Board. Mr. Nano's suit was brought under the Sarbanes-Oxley law and requested $5.1 million plus damages against CTT. On January 24, 2007, the parties met with Judge Thomas P. Smith, United States District Court of Connecticut, who demanded that CTT or a reputable insurance company post a bond of $2.5 million by the close of business on January 26, 2007 to serve as security. Mr. Nano agreed to reduce his settlement demand and the new Board agreed to pay Mr. Nano $1 million and to pay his legal fees of $650,000 to settle the original suit. These amounts were paid in 2007. The $2.5 million bond was distributed on February 7, 2007, with Mr. Nano receiving $1 million, his legal advisors receiving $650,000, and the balance of $850,000 returned to CTT's treasury.

     EMPLOYMENT MATTERS - OTHER FORMER EMPLOYEES On September 29, 2006, CTT received a demand letter from an attorney representing two of its officers, Aris
D. Despo and Paul A. Levitsky, demanding approximately $300,000 in total for commission payments alleged to be due them for fiscal year 2006 under CTT's prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in fiscal year 2005 related to new homocysteine licenses granted in 2005, and claimed that the company was obligated, and they were promised, that the payments would continue for a period of two years thereafter. The letter also claimed that these individuals anticipated that they would be entitled to at least an aggregate additional $350,000 in commission payments in fiscal year 2007. CTT put these individuals on administrative leave with pay on October 30, 2006.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $200,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 6, 2007 with Mr. Despo ("Agreement 1"). Pursuant to the
Agreement, Mr. Despo also agreed to resign his employment, and executed a release in favor of the Company. The Agreement included bi-weekly severance payments to be paid over calendar 2007.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $150,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 17, 2007, with Mr. Levitsky ("Agreement 2"). Pursuant to the Agreement, Mr. Levitsky also agreed to resign his employment, and executed a release in favor of the Company. The Agreement included an initial $50,000 payment with the balance to be paid bi-weekly over a six-month period. Both Mr. Despo and Mr. Levitsky were rehired to their previous CTT positions by the new CTT management effective February 14, 2007; and their corresponding outstanding severance payments of approximately $356,000 were paid in a lump sum at that time. Mr. Levitsky's employment with the Company has since been terminated as part of the organization restructuring in August 2007.

SECURITIES AND EXCHANGE COMMISSION

     On  August  11,  2004,  the  SEC  filed  a  civil suit in the United States
District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Frank R. McPike, Jr., whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC sought a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. On November 6, 2006, the court denied our motion for summary judgment. Our appeal of the denial of our motion for summary judgment in our favor was not successful.

     We previously filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005 and thereafter have been covered by our insurance carrier.

     On October 10, 2007 we agreed to a settlement of this case without the company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed by the SEC in connection with this settlement. The settlement agreement has been approved by the SEC. Its anticipated acceptance by the Connecticut Federal District Court will close the SEC's investigation and proceedings against the company. No members of CTT's current Board or management held positions with the company during the period of 1998-2001.

LABORATORY CORPORATION OF AMERICA HOLDINGS D/B/A LABCORP

     On May 4, 1999, a case was filed in the United States District Court for the District of Colorado against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") by Metabolite Laboratories, Inc. ("MLI") and us (collectively, the "Plaintiffs"). The case alleged, in part, breach of contract and homocysteine assay patent infringement, and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.

     In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp had willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs.

     In an amended judgment issued in November 2002, the court awarded CTT approximately $1,019,000 in damages, $1,019,000 in enhanced, punitive, damages, $560,000 in attorneys' fees, and $132,000 in prejudgment interest, and had issued a permanent injunction barring LabCorp from performing future homocysteine assays.

     The injunction against performing tests was stayed by the court pursuant to a stipulated court order that expired in April 2005; pursuant to the stipulated order LabCorp was allowed to perform assays in exchange for paying a royalty. LabCorp appealed the judgment, and on August 5, 2004, the CAFC denied LabCorp's appeal for a rehearing or a rehearing en banc (rehearing by the full CAFC). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million, our share of which was $921,000, and we recorded $815,000 in royalty legal awards and $105,000 in interest income during 2005. After this decision LabCorp had appealed the case to the U.S. Supreme Court (the "Supreme Court"). The payment did not include attorneys' fees or court costs previously awarded to the Plaintiffs that were under appeal with the court.

     On January 24, 2005, the CAFC issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case. Subsequently, we received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty legal awards and $10,000 in interest income, also in 2005.

     On June 22, 2006, the Supreme Court ruled that the writ of certiorari previously granted, had been improvidently granted, thus dismissing the writ and ending LabCorp's appeal of this homocysteine assay infringement case originally filed.

     On September 21, 2006, the District Court ruled on the remaining outstanding motions and claims related to this case, and as result of the ruling, the case effectively ended with no further awards granted.

     We did not receive any awards from this case in 2007 or 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

ICR, LLC

     On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The consulting contract was cancelled by the new management after their election in February 2007.

OTHER

     On May 17, 2006, we filed a complaint against Dr. Arnold H. Pross in the New York Supreme Court in Nassau County, alleging the posting of defamatory statements against Donald J. Freed, our former President and Chief Executive Officer, as well as CTT, on public message boards. On July 20, 2006, Dr. Pross filed a motion to dismiss our complaint based upon a lack of personal jurisdiction. On October 13, 2006, we filed a motion opposing Dr. Pross' motion. The Court ruled that it has no jurisdiction in New York State for the matters at issue. CTT has subsequently allowed the case to drop without further action.

SUMMARY

     We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover in these suits, if any, and we have not recorded any potential judgment losses or proceeds in our financial statements to date. We record expenses in connection with these suits as they are incurred.

     We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders.

     On February 2, 2007, at the reconvened Annual Meeting of Stockholders of the Company, the existing Board of Directors of the Company was replaced by the shareholders with the following new directors: John B. Nano, Ben Marcovitch, William L. Reali, Joel M. Evans, MD., Richard D. Hornidge, Jr. and Ralph S. Torello. The final confirmed vote by the Independent Inspectors of Election to elect the forgoing directors was 2,893,470 as opposed to 1,549,754 for the former management slate, a margin of 1,343,716 shares and a total of approximately two to one for those voting for directors.

     In addition, immediately following the stockholders meeting, the new board met and elected John B. Nano as Chairman of the Board of Directors, Chief Executive Officer and President. At that time the Board also terminated Donald
J.  Freed  as  Chief  Executive  Officer.

     The newly elected Board appointed William L. Reali as Chairman of the Audit Committee with Richard Hornidge and Joel Evans as members. The Board appointed Ben Marcovitch as Chairman of the Nominating committee with William L. Reali and Joel Evans as members. The Board appointed Richard Hornidge as chairman of the Compensation Committee with Ben Marcovitch and Ralph Torello as members.

     Subsequently, on August 8, 2007 we announced that Ben Marcovitch had been removed from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The names of our executive officers, their ages and background information are as follows:

     John B. Nano, 63, has served as our President and Chief Executive Officer and Interim Chief Financial Officer, as well as Chairman of the Board of Directors, since February 2007. From January 2006 to January 2007 he served as President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid state lighting applications. Mr. Nano previously served as President and Chief Executive Officer, and a member of the Board of CTT from June 2002 through June 2005. Prior to joining CTT, Mr. Nano served as a Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V., a global virtual private network provider, with positions in operating, strategic planning and finance from 2000 to 2001. From 1998 to 1999, Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, Inc., a subsidiary of ConAgra, Inc., an international food company. From 1983 to 1998, he served as Executive Vice President, Chief Financial Officer and President of an Internet Startup Division of Sunkyong America, a subsidiary of the Korean conglomerate, Sunkyong Group.

     Aris D. Despo, 54, has served as our Executive Vice President, Business Development since February 2007, a position he also held from January 2004 through December 2006. Mr. Despo served as a consultant to CTT from July 2002 through December 2003.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Market information. Our common stock has been quoted on the American Stock Exchange ("AMEX") under the ticker symbol CTT since April 25, 1984. The following table, for the periods indicated, sets forth the quarterly high and low sales price of our common shares as reported by the AMEX.

       YEAR ENDED                          Year Ended
      July 31, 2007                      JULY 31, 2006
----------------------------       ----------------------------
                HIGH   LOW                         High   Low
                -----  -----                       -----  -----
FIRST QUARTER   $2.85  $2.27       First Quarter   $7.03  $4.71
SECOND QUARTER  $2.80  $2.16       Second Quarter  $5.35  $3.61
THIRD QUARTER   $3.74  $2.40       Third Quarter   $5.00  $3.01
FOURTH QUARTER  $3.73  $2.30       Fourth Quarter  $3.95  $2.10

     Holders. At October 18, 2007, there were approximately 544 holders of record of our common stock.

     Dividends. No cash dividends were declared on our common stock during the last two fiscal years.

     Sales and issuances of unregistered securities. During the year ended July 31, 2006, we sold and issued a total of 595,092 shares of common stock pursuant to a $5 million equity financing arrangement, receiving a total of $2,282,459 in cash. The equity financing arrangement was completed and terminated in the fourth quarter of 2006 (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). All securities were issued without registration under Section 4(2) of the Securities Act. Private placement offers and sales were made and registered under the Securities Act for resale by the purchaser.

                         COMPETITIVE TECHNOLOGIES, INC.

ITEM 6. SELECTED FINANCIAL DATA (1) (4)

                                               2007          2006           2005        2004         2003
                                           ------------  ------------  ------------  ----------  ------------
STATEMENT OF OPERATIONS SUMMARY:
Total revenues (2)                         $ 4,167,216   $ 5,187,631   $ 14,174,354  $8,021,654  $ 3,319,556
Net income (loss) (2) (3)                  $(8,893,946)  $(2,377,224)  $  5,701,787  $2,954,529  $(1,935,301)
Net income (loss) per share:
Basic                                      $     (1.11)  $     (0.31)  $       0.84  $     0.47  $     (0.31)
Assuming dilution                          $     (1.11)  $     (0.31)  $       0.78  $     0.46  $     (0.31)
Weighted average number of common shares
  outstanding:
Basic                                        8,040,455     7,651,635      6,762,553   6,247,588    6,182,657
Assuming dilution                            8,040,455     7,651,635      7,324,701   6,456,860    6,182,657

     YEAR-END BALANCE SHEET SUMMARY:                                   At July 31,
                                           ------------  ------------  ------------  ----------  ------------
Cash and cash equivalents                  $ 6,572,076   $12,909,311   $ 14,279,547  $4,309,680  $ 1,504,295
Total assets                                 9,712,733    18,416,901     19,441,093   6,680,807    2,952,501
Total long-term obligations                     62,624             -              -           -            -
Total shareholders' interest                 7,598,816    14,454,200     14,107,881   4,938,518    1,169,427


(1) This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All amounts in these notes are rounded to thousands.

(2) 2007 includes $806,000 for the sale of video compression patents. 2006 includes upfront license fees totaling $460,000. 2005 includes homocysteine upfront license fees totaling $6,181,000, settlements with JDS Uniphase and Palatin totaling $1,390,000, $930,000 of dividends, and $1,037,000 from LabCorp awards. 2004 includes $4,694,000 from the Materna(TM) award and $1,203,000 from the Unilens settlement and stock sale. 2003 includes $600,000 relating to the Materna(TM) legal award.

(3) 2007 includes $877,000 of non-cash compensation related to stock options, $1,650,000 for the settlement of the case, including legal fees, brought against us by John B. Nano (see ITEM 3, LEGAL PROCEEDINGS), write-off of $750,000 investment in non-public companies and related investigative fees of $189,000, and $711,000 of costs related to the proxy contest, including $125,000 non-cash compensation in the form of shares of common stock. 2006 includes $398,000 of non-cash compensation expense related to stock options and $371,000 of legal costs relating to Mr. Nano (see ITEM 3, LEGAL PROCEEDINGS). 2005 includes $170,000 of non-cash compensation expense related to stock options, $782,000 in defense costs relating to an OSHA claim by two former employees, and $228,000 relating to compliance with
     Section  404  of  the  Sarbanes-Oxley  Act.

(4)  No cash  dividends  were  declared  or  paid  in  any  year  presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements
--------------------------

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2007, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

     We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property rights, principally patents and inventions (collectively, the "technology" or "technologies"). They become our clients, for whom we find markets to sell or further develop their technology. We also develop relationships with those who have a need or use for technologies. They become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life and physical sciences, electronics, and nano science developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

     We earn revenues primarily from licensing our clients' and our own technologies to our customers (licensees). Our customers pay us royalties based on usage of the technology, and we share those royalties with our clients. In the normal course of business, our revenues fluctuate from quarter to quarter, and year to year, due to changes in revenues of our customers, upfront license fees, new licenses granted, expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses.

     Reliance on one revenue source. For the three years ended July 31, 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007. We expect to receive revenues for any homocysteine assays conducted prior to the expiration date, but we will not receive revenues from this technology for sales made after that date. Revenues from our homocysteine assay technology decreased compared to 2006 due to upfront license fees received in 2006 that did not occur in the current year, and a decrease in the number of reported tests performed by two of our licensees. In 2005, we received over $6 million in upfront fees from new homocysteine licenses granted in that year. We believe that we had licenses with the premier distributors and laboratories in the United States that sell and/or perform tests used to measure homocysteine levels. We perform audits of our licensees to insure that we capture all available revenues. We believe that part of the decrease in the number of tests reported may be due to suspected infringers who are selling homocysteine tests without a license.

     We filed a patent infringement complaint against three suspected infringers, but we believe progress in this case may be subject to delaying tactics by the defendants, as well as the normal extended period of time it takes for such cases to work their way through the court system. In addition, in response to the patent enforcement action we filed, one of the defendants has requested that the United States Patent and Trademark Office ("USPTO") re-evaluate the validity of our patent. While we do not expect an adverse finding by the USPTO, such actions could further delay the ultimate resolution of the case, and negatively impact our reported financial results through decreased revenues and increased legal costs. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

     Presentation All amounts in this Item 7 have been rounded to the nearest thousand dollars. In addition, all periods discussed in this Item 7 relate to our fiscal year ending July 31; first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS - 2007 VS. 2006

     SUMMARY OF RESULTS

     We incurred a net loss for 2007 of $8,894,000, or $1.11 per share, compared to a net loss for 2006 of $2,377,000, or $0.31 per diluted share, an increased loss of $6,517,000, or $.80 per share. The reasons for the increase in net loss are explained in detail below. Our current revenue stream is insufficient for us to be profitable with our present cost structure. We have plans in place to increase revenues and we expect to be profitable on a long-term basis.

     REVENUES

     Total revenues for 2007 were $4,167,000, compared to $5,188,000 for 2006, a decrease of $1,021,000, or 20%.

     Retained royalties for 2007 were $2,731,000, which was $1,816,000, or 40% lower than the $4,547,000 reported in 2006. The following compares revenues from technologies with retained royalties greater than or equal to $150,000 in 2007 or 2006.

                                                      Increase   % Increase
                                 2007        2006    (Decrease)   (Decrease)
                           ----------  ----------  ------------  -----------
Homocysteine assay         $2,037,000  $3,196,000  $(1,159,000)         (36)
Ethyol(TM)                     29,000     483,000     (454,000)         (94)
Gallium arsenide               34,000     184,000     (150,000)         (82)
Wireless FM modulator         216,000     132,000       84,000           64
Plasma display                150,000     150,000            -           --
All other technologies        265,000     402,000     (137,000)         (34)
                           ----------  ----------  ------------  -----------
TOTAL RETAINED ROYALTIES   $2,731,000  $4,547,000  $(1,816,000)        (40)%
                           ==========  ==========  ============  ===========


     During 2007 and 2006, we received $0 and $386,000, respectively, of upfront fees from new homocysteine licenses granted in the year. While the receipt of upfront licensee fees is common, the magnitude of such fees fluctuates, sometimes significantly from period to period. Without upfront license fees, revenues from this technology were $2,037,000, and $2,810,000, for 2007 and 2006, respectively, a $773,000 decrease from 2006. This decrease is due principally to fewer tests performed by two of our larger licensees. In addition, we believe that infringers have negatively impacted the amount of revenues we are receiving relating to our homocysteine technology. Our U.S. patent that covers this homocysteine assay, the validity of which has been confirmed by a court decision, expired in July 2007. We expect to receive revenues for any homocysteine assays conducted prior to the expiration date, but we will not receive revenues from this technology for sales made after that date.

     Approximately 75% of our retained royalties for 2007 were from our homocysteine assays technology. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.

     In 2006, royalties from Ethyol sales were limited to a maximum of $500,000 per calendar year. During fiscal 2006 this agreement reached its tenth anniversary. As a result, royalties will be earned in any of the five years following the anniversary to the extent that Ethyol sales exceed the revenue generated in the anniversary year. We expect to earn minimal royalties on this technology going forward. This patent expires in December 2010.

     U.S. patents for gallium arsenide were issued from March 1983 to May 1989. This technology was licensed to several foreign and one U.S. licensee. Patents expired from May 2001 through September 2006. After September 2006, we do not expect significant future revenues for this technology. The decrease in gallium arsenide revenues in 2007 was due to the expiration of the last of the patents.

     Investment income includes dividends and interest earned on our invested cash. Investment income for 2007 was $554,000, compared to $592,000 in 2006 a decrease of $38,000, or 6%, compared to 2006. The decrease is due to lower average monthly cash balances in the current year compared to the prior year, offset by significantly higher rates of return earned on the invested cash.

     Other income for 2007 is primarily the proceeds of $806,000 on the sale of patents related to our Video Compression technology during the fourth quarter. Other income also includes sales of product and a marketing study.

EXPENSES

                                               Increase     % Increase
                             2007        2006   (Decrease)   (Decrease)
                      -----------  ----------  -----------  -----------
Personnel and other
  direct expenses
  relating to
  revenues            $ 5,598,000  $4,356,000  $ 1,242,000          29
General and
  administrative
  expenses              5,736,000   2,791,000    2,945,000         106
Patent enforcement
  expenses, net of
  reimbursements          977,000     465,000      512,000         110
Loss on investment        750,000           -      750,000           -
                      -----------  ----------  -----------  -----------
TOTAL EXPENSES        $13,061,000  $7,612,000  $ 5,449,000          72%
                      ===========  ==========  ===========  ===========

     Total expenses increased $5,449,000 in 2007 compared to 2006. A major part of the expenditures in 2007 was costs associated with the prior Board and management's annual meeting and proxy contest of about $1 million, amounts accrued to settle Mr. Nano's suit of $5.1 million for $1.0 million and related legal costs of $0.65 million, and the loss on the Agrofrut investment of $750,000, as well as an increase of $467,000 in compensation expense related to change of control stock options.

     Personnel and other direct expenses relating to revenues increased a net $1,242,000 in 2007, compared to 2006, due to a combination of several factors. The increase in 2007 was due to $356,000 of severance costs accrued for Aris D. Despo and Paul A. Levitsky (see ITEM 3. LEGAL PROCEEDINGS), and the addition of six new staff members early in the year. We have restructured our organization to lower overhead costs by cutting our senior level staff from 13 to 6. 2007 also includes non-cash compensation expense related to stock options of $467,000 for the acceleration of vesting of the options that were outstanding on February 2, 2007 due to the change in control provisions of the 1997 Employees' Stock Option Plan activated by the removal of the prior Board, and $195,000 for the grant of 400,000 options to purchase common stock granted during the third quarter of fiscal 2007 with 25% of such options vesting immediately and therefore required to be expensed.

     General and administrative expenses increased a net $2,945,000 in 2007, compared to 2006, principally due to corporate litigation, annual meetings and proxy contest costs as discussed above.

     Patent enforcement expenses, net of reimbursements, increased a net $512,000 in 2007, compared to 2006, as we incurred substantial costs to defend our homocysteine and Fujitsu patent infringement lawsuits. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

     Loss on Investment. In April 2007, we invested $750,000 in a non-public company located in Cali, Colombia for a) 5% ownership, including proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to purchase the remaining 95% ownership and c) an exclusive marketing agreement. During the fourth quarter, it was determined that the technology was not viable and that we had been defrauded. As a result, the entire investment of $750,000 was written off. We have brought a lawsuit against the non-public company, a former CTT director, his former spouse and a former CTT employee to attempt to recover our investment. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

PROVISION FOR INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2007 and in 2006, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below). However, we did record a $12,000 benefit due to a change in estimate of fiscal year 2005 federal AMT liability. In addition, we determined that we met certain conditions that made us eligible for a $35,000 refund of the AMT paid in 2005, which we received subsequent to 2006. As a result, in 2006 we recorded in total a benefit for income taxes of $47,000. We will be subject to the full AMT in future years.

     The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2007 and in 2006, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes, other than the benefit described above. We will reverse the valuation allowance if we have future taxable income. We have substantial federal and state operating and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at July 31, 2007, approximately $4,057,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

RESULTS OF OPERATIONS - 2006 VS. 2005

     SUMMARY OF RESULTS

     We incurred a net loss for 2006 of $2,377,000, or $0.31 per share, compared to net income for 2005 of $5,702,000, or $0.78 per diluted share, a decrease of $8,079,000, or $1.09 per diluted share. The decrease in net income is explained below.

     REVENUES

     Total revenues for 2006 were $5,188,000, compared to $14,174,000 for 2005, a decrease of $8,986,000, or 63%. In 2005, we received unusually high revenues from upfront license fees related to our homocysteine technology, and legal awards and dividends, which did not recur in 2006.

     Retained royalties for 2006 were $4,547,000, which was $7,091,000, or 61% lower than the $11,638,000 reported in 2005. The following table compares revenues from technologies with retained royalties greater than or equal to $150,000 in 2006 or 2005.

                                                   Increase      % Increase
                                2006         2005    (Decrease)   (Decrease)
                          ----------  -----------  ------------  -----------
Homocysteine assay        $3,196,000  $ 8,932,000  $(5,736,000)         (64)
Ethyol                       483,000      500,000      (17,000)          (3)
Gallium arsenide             184,000      860,000     (676,000)         (79)
Plasma display               150,000      150,000            -            -
Sexual dysfunction            60,000      843,000     (783,000)         (93)
All other technologies       474,000      353,000      121,000           34
                          ----------  -----------  ------------  -----------
Total retained royalties  $4,547,000  $11,638,000  $(7,091,000)        (61)%
                          ==========  ===========  ============  ===========

     Approximately 88% of our retained royalties for 2006 were from four technologies: 70% from homocysteine assays, 11% from Ethyol, 4% from gallium arsenide patents, and 3% from plasma display.

     During 2006 and 2005, we received $386,000 and $6,181,000, respectively, of upfront fees from new homocysteine licenses granted in the year. While the receipt of upfront licensee fees is common, the magnitude of such fees fluctuates, sometimes significantly from period to period. Without upfront license fees, revenues from this technology were $2,810,000, and $2,751,000, for 2006 and 2005, respectively. The increase in 2006 was due to a combination of new licenses granted and the inclusion of a full year of revenues from several licenses granted during the prior year, partially offset by a decrease in tests performed by one of our larger licensees. Our patent for this homocysteine assay, the validity of which has been confirmed by a court decision, expired in July 2007.

     Royalties from Ethyol sales were limited to a maximum of $500,000 per calendar year, and we have received this amount every calendar year since 2002. Differences from year-to-year are due to timing of receipts.

     U.S. patents for gallium arsenide were issued from March 1983 to May 1989. This technology was licensed to several foreign and one U.S. licensee. Patents expired in May 2001 through September 2006. After September 2006, we do not expect significant future revenues for this technology. The decrease in gallium arsenide revenues in 2006 was due to the receipt in 2005 of a one-time settlement of back royalties from one customer as a result of a royalty audit and subsequent litigation relating to an expired license. Our share of the settlement was $607,000, net of fees paid to a royalty auditing firm. Approximately $184,000 and $253,000 of royalties earned in 2006 and 2005, respectively, were from foreign licenses.

     The decrease in revenues in 2006 compared to 2005 related to our sexual dysfunction technology was due to a settlement received from Palatin Technologies, Inc. ("Palatin") on June 17, 2005, related to a fee received by Palatin in August 2004. The settlement was the result of a mediation of a prior dispute whereby we had demanded arbitration, which is the sole method of dispute resolution pursuant to the license between us and Palatin, due to our belief that Palatin was in material breach of the license for not paying us a percentage of the subcontract fee they received, as provided for in the license. Pursuant to the settlement, Palatin made a cash payment to us, our share of which was $680,000, and further agreed to issue to us promptly 170,000 shares of its unrestricted common stock, bringing the total in 2005 for the settlement to $783,000. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

     Royalty legal awards of $1,037,000 in 2005 were from two awards we received related to litigation against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp"), including $816,000 from the original November 2002 decision in this homocysteine patent infringement case, that

LabCorp had appealed unsuccessfully, and $221,000 for attorneys' fees and court costs also awarded to us in the original case. There were no legal awards in 2006. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

     Dividends received of $930,000 for 2005 were from our receipt of three separate dividends from Melanotan Corporation, in which we own approximately 20.9% of the common stock. These dividends are described in detail in Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8. No dividends were received in 2006.

     Investment income for 2006 was $592,000, compared to $433,000 in 2005. Included in 2005 were $115,000 of interest from the LabCorp awards, and $52,000 of interest earned on an outstanding note receivable that was fully repaid in 2005. Without these items, investment income for 2006 increased $326,000, or 123%, compared to 2005. The increase is due to a combination of significantly higher rates of return on invested cash and higher average monthly cash balances in the current year compared to the prior year.


                                                Increase     % Increase
Expenses                      2006        2005   (Decrease)   (Decrease)
--------------------    ----------  ----------  -----------  -----------
Personnel and other
  direct expenses
  relating to revenues  $4,356,000  $5,143,000  $ (787,000)         (15)
General and
  administrative
  expenses               2,791,000   3,046,000    (255,000)          (8)
Patent enforcement
  expenses, net of
  reimbursements           465,000     273,000     192,000           70
                        ----------  ----------  -----------  -----------
TOTAL EXPENSES          $7,612,000  $8,462,000  $ (850,000)        (10)%
                        ==========  ==========  ===========  ===========

     Personnel and other direct expenses relating to revenues decreased a net $787,000 in 2006, compared to 2005, due to a combination of several factors. Personnel expenses decreased a net $592,000 in 2006, compared to the prior year. This was due to a $1,095,000 decrease in commission and bonus expense, as a result of the decrease in our financial results, partially offset by an increase aggregating to $344,000 in other personnel costs for recruiting expenses incurred to add business development and business development support employees, and for severance costs, and a net $167,000 increase for non-cash compensation charges related to stock options. The 2006 non-cash stock option compensation expense of $265,000 was the result of our adoption of a new accounting pronouncement in 2006 that required us to recognize expense for stock options vesting during the year. This expense will continue in future years. Previously we did not have to recognize any expense except if a prior grant was modified. The non-cash stock option compensation expense of $98,000 recognized in 2005 was related to modifications of stock options previously granted to a former employee. Other direct expenses relating to revenues decreased $156,000, principally as a result of less costs incurred in 2006, compared to the prior year, for our review of the feasibility of certain technologies.

     General and administrative expenses decreased a net $255,000 in 2006, compared to 2005, due to a combination of several factors. Legal and other defense costs related to a whistleblower claim filed against us by a former employee decreased $670,000 from the prior year. General corporate legal expense decreased $69,000 compared to the prior year due to less activity. Investor relations and marketing expenses decreased $109,000. In addition, there was a $162,000 decrease in costs incurred in 2006 compared to the prior year to comply with internal control documentation, testing and audit requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). 2005 was our first year under the SOX 404 requirements, and costs were high as a result of initial implementation costs, including the creation of original documentation, management testing and external auditing of management's testing results. In 2006, we only had to update the documentation. In addition, as a result of new regulations issued by the Securities and Exchange Commission ("SEC"), we were not required to have our independent auditors test our assertions about the effectiveness of our internal controls in 2006. This reduced our current year costs since we did not have to accrue external audit fees for this purpose.

Since we have decided that we will maintain our internal control documentation and testing, we will have ongoing compliance costs.

     Partially offsetting these decreases, other legal expenses increased $371,000 in 2006, compared to 2005, related to our defense of two complaints filed against CTT by a former President and CEO, and the complaint we filed against him (see ITEM 3. "LEGAL PROCEEDINGS"). Legal expenses also increased because we recorded a $168,000 credit in 2005 to expense a reimbursement from our directors and officers liability insurance carrier for legal costs incurred and expensed in prior years related to an SEC investigation and subsequent civil suit. There was no such credit in 2006. Directors' fees and expenses increased an aggregate of $232,000, principally as a result of an increase in the coverage levels of our directors and officers liability insurance, and a net increase in non-cash stock option compensation expense. In 2006, we recognized non-cash expense for stock options granted to directors pursuant to the adoption of a new accounting pronouncement. Previously, we did not recognize expense related to stock options issued to directors, except that in 2005 we recognized expense relating to a modification of previously issued stock options.

     Patent enforcement expenses, net of reimbursements, increased a net $192,000 in 2006, compared to 2005, as we incurred substantial costs to defend our homocysteine patent from an appeal to the U.S. Supreme Court by LabCorp of an earlier decision in our favor. The appeal was unsuccessful. The level of patent enforcement expenses relates to our legal strategies and varies depending on the stage and activity, if any, relating to each litigation

     PROVISION FOR INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2005, we utilized a portion of our NOL carry-forwards against our regular federal and state taxable income, effectively eliminating our 2005 regular income tax liabilities. However, in 2005 we expected to be subject to the AMT liability, where we are limited to using 90% of our NOL carry-forwards against taxable income. Our 2005 provision for income taxes of $10,400 principally was for our estimated net AMT liability. In 2006, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below). However, we did record a $12,000 benefit due to a change in estimate of fiscal year 2005 federal AMT liability. In addition, we determined that we met certain conditions that made us eligible for a $35,000 refund of the AMT paid in 2005, which we received subsequent to 2006. As a result, in 2006 we recorded in total a benefit for income taxes of $47,000. We will be subject to the full AMT in future years.

     The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2006, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes, other than the benefit described above. We will reverse the valuation allowance if we have future taxable income. We have substantial federal and state operating and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at July 31, 2006, approximately $4,057,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards.

     At July 31, 2007, we had no outstanding debt or available credit facility, and we believe that it would be very difficult for CTT to obtain any form of debt financing due to the current composition of our balance sheet, including a lack of hard assets against which to borrow, and the unpredictable nature of our annual cash flows. Our financing options currently are limited. We must rely on cash on hand and cash flows from operations, if any, though this situation could change in the future. We did obtain equity financing in 2004 that we completed in 2006. We continue to review financing options for our business, which may in the future include more equity financing.

     We believe we will be successful in increasing recurring revenues in fiscal 2008 by licensing new technologies to customers and collecting due, but unpaid, royalties on existing licenses, to more than offset our operating costs and produce a profit for fiscal 2008. To date, such revenue and achievement of profitability has not yet occurred. However, if necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or monetizing assets. We believe that the combination of our cash on hand and existing revenue flow will be sufficient to meet our current and anticipated operating cash requirements through fiscal 2008.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     During the year ended July 31, 2006, we completed our equity financing (see below), which provided a significant amount of cash during the year. Since that financing has been completed, we will be limited in 2008 to financing our liquidity needs solely from cash on hand, and cash flow from operations, if any.

     At July 31, 2007, cash and cash equivalents were $6,572,000 compared to $12,909,000 at July 31, 2006. Cash used in operating activities in 2007 was $5,437,000, compared to $3,527,000 in 2006. The decrease in cash provided by operations in the current year principally was the result of the increased net loss incurred in 2007, offset by a decrease in receivable as a result of collection of the payment from Lab Corp in January 2007. Cash used in investing activities was $978,000, compared to $142,000 in the prior year. The increase in the current year is primarily related to the investment in Agrofrut, E.U. during the third quarter of 2007 (see ITEM 3. LEGAL PROCEEDINGS), as well as the purchase of furniture and fixtures for CTT's new offices, which the prior management moved into in August 2006. Net cash provided by financing activities was $78,000 in 2007, compared to $2,299,000 in 2006. The decrease in cash provided by financing activities in 2007 compared to 2006, was due to cash received in 2006 as the result of the sale of common stock pursuant to an equity financing arrangement. This arrangement was completed in 2006.

     In addition to fluctuations in the amounts of retained royalties revenues reported, changes in royalties receivable and payable reflect our normal cycle of royalty collections and payments.

FUNDING AND CAPITAL REQUIREMENTS

     EQUITY FINANCING

     In February 2004, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell them up to $5 million of our common stock over a twenty-month period from the commencement date of May 6, 2004 (the "Stock Sale Agreement"). We exercised our right to extend the term of the Stock Sale Agreement by six months. We also had the right to determine the timing and amount of stock sold, if any, to Fusion Capital. In June 2006, the Stock Sale Agreement terminated upon reaching the $5 million threshold of common stock sold to Fusion Capital.

     Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital at inception (the "Initial Shares"), and issued them 35,425 additional commitment shares on a pro-rata basis as we sold the $5 million of stock (collectively, the "Commitment Shares").

     Cash  received  and common stock sold and issued pursuant to the Stock Sale
Agreement  were  as  follows:

                                               Commitment
                          CASH        Shares   Shares      TOTAL
                          RECEIVED    Sold     Issued      SHARES
                          ----------  -------  ----------  ---------
Year ended July 31, 2004  $  200,002   50,938      54,554    105,492
Year ended July 31, 2005   2,517,539  367,875      17,837    385,712
Year ended July 31, 2006   2,282,459  578,920      16,172    595,092
                          ----------  -------  ----------  ---------
Total                     $5,000,000  997,733      88,563  1,086,296
                          ==========  =======  ==========  =========

     We did not exercise the option to enter into a second $5 million Stock Sale Agreement with Fusion Capital.

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

     CAPITAL REQUIREMENTS

     Our plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have increased our global marketing capabilities, searching for new sources of technologies, licensing those technologies, and establishing strategic relationships.

     In August 2006 the prior management moved to a new office. The new office space has a seven-year lease agreement through August 2013. Since the new space is larger than the prior space, our annual rent expense will be $100,000 - $125,000 more than we incurred in 2006. We are attempting to find a sub-tenant to offset some of the obligations under the lease. The increase in equipment and furnishings in 2007 was due to the purchase of furniture for CTT's new office space.

     GENERAL

     The amounts and timing of our future cash requirements depends on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing. To achieve and sustain profitability, we must license technologies with sufficient current and long-term revenue streams, and continually add new licenses. However, obtaining rights to new technologies, granting rights to licensees, enforcing intellectual property rights, and collecting royalty revenues are subject to many factors, some of which are beyond our control and/or that we cannot currently anticipate. Although there can be no assurance that we will be successful in our efforts, we believe our cash on hand will be sufficient to meet our current and anticipated operating cash requirements for at least the next year.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     At July 31, 2007, our contractual obligations were:

Contractual                   Within 1                              More than
Obligations:      Total       year           1-3 years   3-5 years     5 years
                  ----------  ------------  ----------  ----------  ----------
Operating lease
obligations,
principally rent  $1,775,000  $    285,000  $  591,000  $  572,000  $  327,000

Nano employment
agreement            875,000       350,000     525,000           -           -
                  ----------  ------------  ----------  ----------  ----------
                  $2,650,000  $    635,000  $1,116,000  $  572,000  $  327,000
                  ==========  ============  ==========  ==========  ==========

     Any other commitments we may have are contingent upon a future event.

     CONTINGENCIES. Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims by a former executive in connection with a civil suit filed by the SEC (see ITEM 3. LEGAL PROCEEDINGS). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers liability insurance, subject to deductibles.

     We also carry liability insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of business.

     Many of our license and service agreements provide that upfront license fees, license fees and/or royalties we receive are applied against amounts that our clients or we have incurred for patent application, prosecution, issuance and maintenance costs. If we incur such costs, we expense them as incurred, and reduce our expense if we are reimbursed from future fees and/or royalties we receive. If the reimbursement belongs to our client, we record no revenue or expense.

     As of July 31, 2007, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $210,123, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $10,900 of these obligations in 2007.

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

CRITICAL ACCOUNTING ESTIMATES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses for the reporting period, and related disclosures. We base our estimates on information available at the time, and assumptions we believe are reasonable. By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control. As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them in later periods.

     We believe the following significant estimates, assumptions and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

     UPFRONT LICENSE FEES RECEIVED. Upfront license fees received in 2007 and 2006 from new licenses were recorded in retained royalties in accordance with our revenue recognition policies, which are described in the notes to our consolidated financial statements.

     STOCK-BASED COMPENSATION. We account for stock-based compensation on a fair value basis. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of stock-based awards at the grant date requires judgment, including, estimating the expected life of the stock option, volatility, and the amount of stock-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock option awards.

     EQUITY SECURITIES. We believe that unrealized changes in the value of our equity securities are temporary and therefore we have not recognized any gains or losses in earnings. If we determine that the changes in value are not temporary, we will recognize gains or losses at that time.

RELATED PARTY TRANSACTIONS

     Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and other direct expenses relating to revenues.

     We incurred charges for consulting services, including expenses and use taxes, provided by one former director of $0, $1,000 and $25,000, in 2007, 2006 and 2005, respectively. We also incurred a charge of $22,000 in 2007, for consulting services provided by a relative of our current President and CEO, and of $17,000 in 2006 for consulting services provided by a relative of a former President and CEO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Palatin and Clinuvel. The value of both the Palatin and Clinuvel stock is included in current assets as available-for-sale securities. The value of both assets is subject to market fluctuations in the per share price of the stock as well as foreign currency fluctuations of the Australian Stock Exchange-traded Clinuvel shares. We currently consider unrealized fluctuations in the fair value of both the Palatin and Clinuval shares to be temporary, and therefore have recorded changes in the fair values as part of other comprehensive income (loss), which is included as a component of equity. During the year ended July 31, 2007, the following changes in fair value occurred with respect to the Palatin and Clinuvel shares:

                                  Palatin    Clinuvel   Total
                                  ---------  ---------  --------
Unrealized increase (decrease)
  in market price
  of securities held              $(16,320)  $ 668,311  $651,991
Unrealized translation
  adjustments on
  securities held                       --     151,685   151,685
                                  ---------  ---------  --------
Other comprehensive
  income (loss)                   $(16,320)  $ 819,996  $803,676
                                  =========  =========  ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-----------                                                                 ----

  Reports of Independent Registered Public Accounting Firms              35 - 36

  Consolidated Balance Sheets                                                 37

  Consolidated Statements of Operations                                       38

  Consolidated Statements of Changes in Shareholders' Interest                39

  Consolidated Statements of Cash Flows                                       41

  Notes to Consolidated Financial Statements                             42 - 65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Competitive Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2007 and the related consolidated statement of operations, changes in shareholders' interest and cash flows for the year ended July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at June 30, 2007, and the results of their operations and their cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.





/s/ Mahoney Cohen & Company, CPA, P.C.
Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 24, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Stockholders
Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheet of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2006, and the related consolidated statements of operations, changes in shareholders' interest and cash flows for each of the two years in the period ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Valhalla, New York
October 4, 2006

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                              July 31, 2007    July 31, 2006
                                              ---------------  ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                   $    6,572,076   $   12,909,311
  Receivables, net of allowance of
    $422,604 and $0 at
    July 31, 2007 and 2006                           739,797        3,831,501
  Available-for-sale securities                    1,630,237          327,420
  Prepaid expenses and other current assets          422,200          416,262
                                              ---------------  ---------------
    Total current assets                           9,364,310       17,484,494
Equity Securities                                          -          499,141
Prepaid Royalties                                          -          264,947
Property and equipment, net                          304,185          148,845
Other Long Term Assets                                43,861                -
Intangible assets acquired, net                          377           19,474
                                              ---------------  ---------------
      TOTAL ASSETS                            $    9,712,733   $   18,416,901
                                              ===============  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                            $      727,808   $      584,833
  Accrued expenses and other liabilities           1,323,485        3,377,868
                                              ---------------  ---------------
    Total current liabilities                      2,051,293        3,962,701
Deferred Rent                                         62,624                -
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427
    shares issued and outstanding                     60,675           60,675
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    8,107,380 and 7,956,534 shares
    issued respectively                               81,073           79,565
  Capital in excess of par value                  35,263,453       34,030,075
  Accumulated deficit                            (28,315,344)     (19,421,398)
  Accumulated other compre-
    hensive income (loss)                            508,959         (294,717)
                                              ---------------  ---------------
    Total shareholders' interest                   7,598,816       14,454,200
                                              ---------------  ---------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' INTEREST                $    9,712,733   $   18,416,901
                                              ===============  ===============

                             See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                          Years ended July 31,
                                ---------------------------------------
                                       2007          2006          2005
                                ------------  ------------  -----------
REVENUES
Retained royalties              $ 2,731,318   $ 4,546,815   $11,638,209
Royalty legal awards                      -             -     1,036,613
Dividends received                        -             -       930,042
Investment income                   553,951       591,633       433,110
Other income                        881,947        49,183       103,972
Settlement with Unilens, net              -             -        32,408
                                ------------  ------------  -----------
                                  4,167,216     5,187,631    14,174,354
                                ------------  ------------  -----------
EXPENSES
Personnel and other direct
  expenses relating to revenues   5,598,091     4,355,671     5,142,749
General and
  administrative expenses         5,735,661     2,791,304     3,046,464
Patent enforcement expenses,
  net of reimbursements             977,410       465,069       272,954
Loss on investment                  750,000             -             -
                                ------------  ------------  -----------
                                 13,061,162     7,612,044     8,462,167
                                ------------  ------------  -----------
Income (loss) before
  income taxes                   (8,893,946)   (2,424,413)    5,712,187
Provision (benefit) for
  income taxes                           --       (47,189)       10,400
                                ------------  ------------  -----------
NET INCOME (LOSS)               $(8,893,946)  $(2,377,224)  $ 5,701,787
                                ============  ============  ===========
Net income (loss) per
common share:
  Basic earnings (loss)
    per share                   $     (1.11)  $     (0.31)  $      0.84
                                ============  ============  ===========
  Diluted earnings (loss)
    per share                   $     (1.11)  $     (0.31)  $      0.78
                                ============  ============  ===========
Weighted average number
of common shares Outstanding:
  Basic                           8,040,455     7,651,635     6,762,553
  Diluted                         8,040,455     7,651,635     7,324,701

                              See accompanying notes


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest

                      PREFERRED STOCK  COMMON STOCK
                      ---------------  ------------------                                                            TOTAL
                      SHARES           SHARES              CAPITAL IN                   ACCUM. OTHER                 SHARE-
                      OUTST-           OUTST-              EXCESS OF     ACCUMULATED    COMPREHENSIVE    TREASURY    HOLDERS'
                      ANDING  AMOUNT   ANDING     AMOUNT   PAR VALUE     DEFICIT        INCOME/(LOSS)    STOCK       INTEREST
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
Balance - July 31,
2004                   2,427  $60,675  6,349,189  $63,492  $27,560,312   $(22,745,961)  $            -   $       -   $ 4,938,518
Comprehensive
Income:
 Net Income                                                                 5,701,787                                  5,701,787
 Unrealized de-
  crease in market
  price of secur-
  ities                                                                                       (387,419)                 (387,419)
 Foreign currency
  translation gain
  on securities                                                                                120,036                   120,036
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
 Comprehesive
  income                                                                    5,701,787         (267,383)                5,434,404
 Stock sold and
  issued in eq-
  uity financing                         385,712    3,857    2,513,682                                                 2,517,539
 Amortization of
  deferred equity
  financing costs                                             (815,720)                                                 (815,720)
 4,248 common
  shares received
  for exercise
  of options                                                                                               (46,410)      (46,410)
 Exercise of com-
  mon stock options                      522,701    5,226    1,682,591                                      46,410     1,734,227
 Stock option
  compensation
  expense                                                      170,350                                                   170,350
 Exercise of common
  stock warrants                          37,171      372         (372)                                                        -
 Stock issued to
  401(k)plan                              25,056      251       99,722                                                    99,973
 Stock issued
  to Directors                             6,920       69       74,931                                                    75,000
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
Balance - July 31,
 2005                  2,427   60,675  7,326,749   73,267   31,285,496    (17,044,174)        (267,383)          -    14,107,881
Comprehensive loss:
 Net loss                                                                  (2,377,224)                                (2,377,224)
 Unrealized de-
  crease in market
  price of secur-
  ities                                                                                       (183,621)                 (183,621)
 Foreign currency
  translation gain
  on securities                                                                                (75,837)                  (75,837)
 Reversal of sale
  restriction
  discounts on
  securities                                                                                   232,124                   232,124
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
 Comprehensive
  loss                                                                     (2,377,224)         (27,334)               (2,404,558)


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest

                      PREFERRED STOCK  COMMON STOCK
                      ---------------  ------------------                                                            TOTAL
                      SHARES           SHARES              CAPITAL IN                   ACCUM. OTHER                 SHARE-
                      OUTST-           OUTST-              EXCESS OF     ACCUMULATED    COMPREHENSIVE    TREASURY    HOLDERS'
                      ANDING  AMOUNT   ANDING     AMOUNT   PAR VALUE     DEFICIT        INCOME/(LOSS)    STOCK       INTEREST
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
Compensation
 expense from
 stock option
 grants                                                        398,416                                                   398,416
Stock sold
 and issued
 in equity
 financing                               595,092    5,952    2,276,507                                                 2,282,459
 Amortization
  of deferred
  equity fin-
  ancing costs                                                 (96,227)                                                  (96,227)
 Exercise of
  common stock
  options                                  6,250       62       16,205                                                    16,267
 Stock issued
  under 401(k)
  plan                                    15,943      159       99,803                                                    99,962
Stock issued
 to Directors                             12,500      125       49,875                                                    50,000
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
Balance - July 31,
 2006                  2,427   60,675  7,956,534   79,565   34,030,075    (19,421,398)        (294,717)          -    14,454,200
Comprehensive loss:
 Net loss                                                                  (8,893,946)                                (8,893,946)
 Unrealized in-
  crease in market
  value of secur-
  ities                                                                                        651,991                   651,991
 Foreign currency
  translation ad-
  justments on
  securities                                                                                   151,685                   151,685
                                                                                                                     ------------
 Comprehensive
  income                                                                                                              (8,090,270)
                                                                                                                     ------------
 Compensation
  expense from
  stock option
  grants                                                       845,368                                                   845,368
 Modification of
  stock options                                                 31,550                                                    31,550
 Exercise of com-
  mon stock options                       35,500      355       78,070                                                    78,425
 Stock issued to
  401(k) plan                             52,846      528      124,452                                                   124,980
 Stock issued for
  services provided                       50,000      500      124,500                                                   125,000
 Stock issued
  to Directors                            12,500      125       29,438                                                    29,563
                      ------  -------  ---------  -------  ------------  -------------  ---------------  ----------  ------------
Balance - July 31,
 2007                  2,427  $60,675  8,107,380  $81,073  $35,263,453   $(28,315,344)  $      508,959           -   $ 7,598,816
                      ======  =======  =========  =======  ============  =============  ===============  ==========  ============

See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                  Year ended July 31,
                                        ----------------------------------------
                                               2007          2006          2005
                                        ------------  ------------  ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income (loss)                     $(8,893,946)  $(2,377,224)  $ 5,701,787
  Non-cash and other expenses
    (income) included in
    net income (loss)
  Write-off of investment
    in non-public companies                 750,000             -             -
  Reserve for disputed receivables          169,042             -             -
  Write off of prepaid royalties            264,947             -             -
  Depreciation and amortization              91,974        46,759        33,028
  Deferred rent                              62,624             -             -
  Share-based compensation
    - stock options                         876,918       398,416       170,350
  Stock issued as compensation
    for services rendered                   125,000             -             -
  Stock compensation accrued                150,812       175,000       175,000
  Stock dividend                                  -             -      (825,682)
  Collection on Unilens receivable
    and sale of Unilens stock, net                -             -       (84,555)
  Other                                           -       (14,990)            -
  Changes in assets
    and liabilities:
    Receivables                           2,669,100        40,511    (3,613,310)
    Prepaid expenses and other assets       (49,799)     (318,917)     (138,191)
    Accounts payable, accrued
      expenses and other liabilities     (1,654,115)   (1,476,873)    3,588,509
                                        ------------  ------------  ------------
Net cash provided by (used in)
  operating activities                   (5,437,443)   (3,527,318)    5,006,936
                                        ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment      (228,217)     (141,644)      (34,920)
  Collection on Unilens
    receivable, net                               -             -       838,140
  Investment in non-public company         (750,000)            -             -
                                        ------------  ------------  ------------
Net cash provided by (used in)
  investing activities                     (978,217)     (141,644)      803,220
                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock              -     2,282,459     2,517,539
  Proceeds from exercises of
    stock options                            78,425        16,267     1,687,817
  Deferred equity financing
    costs paid                                    -             -       (45,645)
                                        ------------  ------------  ------------
Net cash provided by
  financing activities                       78,425     2,298,726     4,159,711
                                        ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents                   (6,337,235)   (1,370,236)    9,969,867
Cash and cash equivalents at
  beginning of year                      12,909,311    14,279,547     4,309,680
                                        ------------  ------------  ------------
Cash and cash equivalents at
  end of year                           $ 6,572,076   $12,909,311   $14,279,547
                                        ============  ============  ============

                             See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION

     Competitive Technologies, Inc. ("CTT") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S.A. and Asia, with respect to a broad range of life and physical sciences, electronics, and nano (microscopic particles) technology originally invented by various individuals, corporations and universities. We are compensated for our services primarily by sharing in the license and royalty fees generated from our successful licensing of our clients' technologies.

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

REVENUE RECOGNITION

     Retained royalties - We earn revenues primarily from patent and technology license and royalty fees. In most cases, we obtain or license the rights to an invention, patent or intellectual property (collectively, the "technology"), from a university, inventor, owner, corporation and/or assignee of the technology (collectively, "clients"), and then license or sublicense our rights to our customers, who either commercialize or further test and develop the technology. Generally, the licenses we enter into with our customers are for the duration of the technology life, which usually is determined by applicable patent law. Our customers (licensees) pay us royalties based on their usage or sales of the technology, and we share the fees with our clients. When we receive periodic reports of sales of licensed products and royalties earned from our customers, or we receive payment, whichever occurs first, we record revenues for our portion of the royalty, and record our obligation to our clients for their portion. The revenues we record are solely our share of the gross revenues, net of our clients' shares, which usually are fixed percentages. For early stage technologies that may not be ready for commercial development without further research, we may receive annual minimum royalty payments or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. We receive royalty payments based on our customers' usage or sales of the technology, and, under certain of our sublicense or license arrangements, we receive an upfront license fee. In certain cases we may waive the first year or few years royalty fees in consideration of the upfront license fee. Occasionally, we apply the upfront license fee or initial royalty fees to reimburse our client's and/or our patent prosecution and/or maintenance costs incurred. In these cases, we record the payments as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our client, we record no revenue or expense. As a result, a new technology may not generate significant revenues in its early years.

     We stipulate the terms of our licensing arrangements in separate written agreements with our clients and with our customers. Specific terms of such agreements generally are required to be confidential pursuant to the terms of the agreement. In the majority of licenses and sublicenses we grant, we enter into single element arrangements with our customers, under which we have no significant obligations after executing the agreements. We usually have a right to audit reported revenues as part of our agreements with our customers. Retained royalties earned are of the following types:

     Non-refundable, upfront license fee - Unless we remit the upfront license fee to our clients to reimburse them for patent prosecution and/or maintenance costs, we recognize our share of non-refundable, upfront license fees received as revenue upon execution of a license or sublicense agreement, and collection of the upfront fee from our customers since, upon the occurrence of these two events, we have an arrangement with our customer, delivery is complete, collection of the fee has occurred and we have no continuing obligations.

     Royalty fees - The royalty rate is fixed in the license agreement, with the amount of royalties earned contingent upon our customer's usage of our technology. The amount of royalties we earn in each reporting period is contingent upon the outcome of events that are not within our control, and is not directly tied to services that we provide. We determine the amount of royalty fee revenue to record when we can estimate the amount of royalty fees that we have earned for a period. This occurs either when we receive cash from our customers or we receive royalty reports from our customers listing usage or sales of licensed products and royalties earned in the period. We receive these reports monthly, quarterly, or semi-annually. Since reports are not received on the same frequency, revenues will fluctuate from one quarter to another.

     In certain limited instances, we may enter into multiple element arrangements under which we may have continuing service obligations. Unlike single element arrangements, we defer all revenue from multiple element arrangements until we have delivered all the required elements. We determine delivery of elements based on verifiable objective evidence. Currently, we do not have any multiple element or milestone billing arrangements, though we have had such arrangements in the past and could have such arrangements in the future. We also may have milestone billing arrangements. We evaluate milestone billing arrangements on a case-by-case basis, recording revenues under the milestone payment method, whereby we recognize non-refundable, upfront license fees ratably over the entire arrangement and milestone payments as we achieve the specified milestone.

     Retained royalties from foreign licensees were $425,466, $477,052, and $757,322 for 2007, 2006 and 2005, respectively, including $33,827, $184,209, and
$252,480, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $183,821, $334,203, and $402,744, in 2007, 2006 and
2005,  respectively.

     Royalty legal awards - We earn non-recurring revenues from royalty legal awards, principally from patent infringement actions filed on behalf of our clients and/or us. Patent infringement litigation cases occur generally when a customer or another party either ignores our patent rights, or challenges the legal standing of our clients' or our technology rights. These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our clients, by us, or shared. We share royalty legal awards in accordance with the agreements we have with our clients, usually after reimbursing each party for their related legal expenses. We recognize royalty legal award revenue when our rights to litigation awards are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash, from the adverse party or by sale of our rights to another party without recourse, and we have no obligation or are very unlikely to be obligated to repay such collected amounts. Proceeds from cases settled out of court are recorded as retained royalties.

     Legal awards in patent infringement cases usually include an amount for interest, as determined by the court, and payable through the date the judgment is paid. The court awards interest to recognize the fact that we were entitled to the income at a prior date but did not receive it at the time it was due. An amount for interest also may be included in other settlements with customers. If interest is included in an award or settlement, we generally record it as interest income when we receive it.

     Unless  otherwise  specified, we record all other revenues as we earn them.

CONCENTRATION OF REVENUES

     Approximately $2,037,000, or 75%, of 2007 retained royalties was derived from the homocysteine assay. In 2006 and 2005, we derived approximately 70% and 77%, respectively, of our retained royalties from this same technology.

     The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Our U.S. patent that covers this assay expired in July 2007, and we will not receive any significant royalties after that date.

     Certain of our other patents have expired recently or will soon expire. In 2007, we derived retained royalties from licenses on 17 patented technologies. Royalties from 10 of those patented technologies have or will expire between 2007 and 2012. Those patented technologies represented approximately 88% of our retained royalties in 2007. Retained royalties of $2,072,533, or 76%, $25,992, or 1%, $267,527, or 10%, and $29,007, or 1%, were from patents expiring in fiscal 2007, 2008, 2009 and 2011, respectively. We seek to replace revenues from expiring patents with revenues from new technologies, but we cannot be sure as to the timing of any new revenues.

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

     General and administrative expenses include directors' fees and expenses, public company related expenses, professional services, including financing, audit and legal, except for patent related legal, rent and other general business and operating expenses.

     Patent enforcement expenses, net of reimbursements, include direct costs incurred to enforce our patent rights, excluding personnel related costs. In certain instances we recover amounts previously expensed from future revenues received and record our reimbursement as a reduction of expense.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

EQUITY SECURITIES

     Equity securities are classified as currents assets and carried at fair value as determined by the closing stock price at the balance sheet date.
Temporary unrealized holding gains and losses are excluded from earnings and recorded as a component of other comprehensive income or loss. Permanent declines in fair value are included in income at the time the determination is made.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less an allowance for depreciation. Expenditures for normal maintenance and repair are charged to expense as incurred. The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives, three to five years for equipment, or the terms of the related lease for leasehold improvements. The cost and related accumulated depreciation or amortization of property and equipment are removed from the accounts upon retirement or other disposition, and any resulting gain or loss is reflected in earnings.

INTANGIBLE ASSETS ACQUIRED

     Intangible assets acquired are comprised of certain licenses and patented technologies acquired in 1996, and are stated at the lower of cost or estimated fair value. We amortize that value on a straight-line basis over the estimated remaining lives of the assets.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS ACQUIRED

     We review our long-lived and intangible assets acquired for impairment to determine if the carrying amount of the asset is recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss that is measured by the amount that the carrying value of the asset exceeds its estimated fair value. If a quoted market price is available for the asset or a similar asset, we use it in determining the estimated fair value. We also re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no items of impairment identified.

INCOME TAXES

     Income taxes are accounted for on the asset and liability method. The provision for income taxes is the estimated amount of our income tax liability for the year, combined with the change during the year in deferred tax assets and liabilities. We recognize deferred income taxes for the future income tax consequences of differences between the income tax and financial reporting bases of assets and liabilities at each balance sheet date. We base the amount of deferred income taxes recorded on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect our taxable income. We establish valuation allowances against deferred income tax assets to reduce their carrying values to the amount that we estimate we are more likely than not to realize. In addition, we may be subject to the alternative minimum tax ("AMT"). We record any AMT liability in the year in which it is incurred.

NET INCOME (LOSS) PER SHARE

     We calculate basic net income (loss) per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Net income (loss) per share, assuming dilution, is calculated giving effect to all potentially dilutive securities outstanding during the period.

STOCK-BASED COMPENSATION

     Effective August 1, 2005, we adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("FAS 123R"), which establishes the accounting required for share-based compensation, including stock options. FAS 123R requires us to measure the fair value at the grant date, as defined in FAS 123R, of all share-based awards, and recognize such value as compensation expense in our statements of operations over the requisite service, vesting period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement were applied going forward only from the date of adoption to new, issued subsequent to July 31, 2005, stock option awards, and for the portion of any previously issued and outstanding stock option awards which vested after the date of adoption. We recognized as expense the fair value of stock options issued prior to August 1, 2005, but vesting after August 1, 2005, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results was required. We use the Black-Scholes option-pricing model to measure fair value, which is the same method we used in prior years for disclosure purposes. This model requires the use of subjective input assumptions, including estimated life and related volatility, and expected forfeitures over the term of the grant. The estimate of forfeitures was not previously required for disclosure purposes and is a new variable for us. All of our assumptions are based upon historical experience; however, actual results could differ significantly from our current estimates.

     The adoption of this pronouncement has resulted in our recognizing non-cash compensation expense related to stock options granted to employees, which is included in personnel and other direct expenses related to revenues, and stock options granted to our directors, which is included in general and administrative expenses.

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In 2007 our non-cash operating activities included a reserve for our clients' share of disputed receivables of $253,562 and a corresponding decrease in royalties payable to our clients. In 2007 our non-cash investing activities were comprised of a net $803,676 unrealized gain on our Clinuvel and Palatin common stock (see Note 13). In 2006, our non-cash investing activities were comprised of a net $27,334 unrealized holding loss on our Clinuvel and Palatin common stock. In 2005, our non-cash investing activities were comprised of a net $267,383 unrealized holding loss on our Clinuvel common stock. Non-cash financing activities included $154,543, $149,962 and $174,973, in 2007, 2006 and 2005 respectively, of stock issued pursuant to our 401(k) plan and a directors' stock plan. Non-cash financing activities in 2005 included $46,410 of stock tendered for an option exercise.

FISCAL YEAR

     Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively. Fiscal year 2007 is the year ended July 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by requiring a tax position be recognized only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information. FIN 48 is effective for years beginning after December15, 2006. This statement becomes effective for the Company's annual reporting period that begins in August 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on the Company's financial condition, results of operations or cash flows.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statement" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover of reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 during 2006. The adoption did not have a material impact on our financial position and results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS")No. 157, "Fair Value Measurements" ("SFAS 157"). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

     No other new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

3.     RETAINED ROYALTIES: PRIOR YEAR LICENSES GRANTED AND SETTLEMENTS

     Abbott Laboratories, Inc. - In December 2004, we granted Abbott Laboratories, Inc. ("Abbott") a license to sell tests used to measure homocysteine levels. The license relieved Abbott's customers from their obligation to pay us royalties on tests performed using the Abbott homocysteine assay. The license also released Abbott's customers of any obligation to pay us royalties for past homocysteine tests performed using Abbott assays, but does not entitle them to any refund of any royalties previously paid to us. The term of the license was through July 2007, with certain limited exceptions.

     Pursuant to the license, Abbott paid us a one-time, non-refundable and non-creditable, against future royalties, upfront license fee, and agreed to pay certain "Milestone Fees," as defined in the license, and per test royalties on homocysteine assay sales in the United States after January 1, 2006. No per test royalties were due from Abbott in calendar year 2005. We recorded in retained royalties our share of the upfront license fee, which was $5,200,000 in 2005, and accrued over calendar 2005 the present value of the Milestone Fees. The difference between the present value and the gross amount of the Milestone Fees was recorded in interest income. Our share of the Milestone Fees aggregated to $1,600,000, of which we were paid $800,000 in February 2006, with the remaining $800,000 paid to us in January 2007.

     Diagnostic Products Corporation - Effective November 1, 2004, we granted Diagnostic Products Corporation ("DPC") a license to sell tests used to measure homocysteine levels. The license relieved DPC's customers from their obligation to pay us royalties on tests performed using DPC's products, and also released DPC's customers of any obligation to pay royalties to us for past homocysteine tests performed using DPC's assays, but does not entitle them to any refund of any royalties previously paid to us. Pursuant to this license, DPC paid us a one-time, non-refundable and non-creditable against future royalties, upfront license fee, our share of which was $550,000, and recorded in 2005, and per test royalties on homocysteine assay sales in the United States after November 1, 2004. We recorded in retained royalties our share of the upfront license fee in 2005. The term of the license was through July 2007, with certain limited exceptions.

     Bayer Corporation - On October 21, 2004, we granted Bayer Corporation, et al., ("Bayer") a license under which Bayer agreed to pay us a non-refundable, non-creditable upfront license fee and royalties on sales of homocysteine assays beginning as of July 1, 2004. The upfront license fee was paid one-half upon signing the license and the other half in October 2005. We recorded our share of the upfront license fee in 2006 and 2005 as it was paid, since the license is cancelable. This license settled a complaint we filed previously against Bayer alleging infringement of our patent covering homocysteine assays. The litigation was dismissed with prejudice after the license was signed.

     Axis-Shield - On April 28, 2005, we announced that we had settled all outstanding litigation with Axis-Shield plc and Axis-Shield, ASA (collectively, "Axis-Shield"). Pursuant to the settlement, Axis-Shield was granted a license to sell tests used to measure homocysteine levels, paid us a non-refundable, non-creditable upfront license fee, and agreed to pay royalties to us from the date of the license. The license also released Axis-Shield's customers of any obligation to pay royalties to us for past homocysteine tests performed using Axis-Shield's assays, but does not entitle them to any refund of any royalties previously paid to us. All of the litigation between the parties was dismissed with prejudice. The term of the license was through July 2007.

     Other homocysteine licenses - In 2006 and 2005, we granted new licenses to sell tests used to measure homocysteine levels to other laboratories and distributors. These licenses provided for non-refundable, non-creditable upfront license fees, the amount of which varied from licensee to licensee, back royalties up through the date of the license, and a royalty to be paid to us from the date of the license forward based on a fixed fee per test. The amount of the fixed fee per test is determined based on estimated volume. The term of all of the licenses granted was through July 2007.

     Our U.S. patent for the homocysteine assay expired in July 2007, and although we will not receive significant revenues from this technology after that date, we do expect to receive revenue for sales made prior to that date. We are in litigation with Carolina Liquid Chemistries Corporation to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent.

     Palatin Technologies, Inc. - In 2005, pursuant to a mediated settlement agreement with Palatin Technologies, Inc. ("Palatin") (for a description of the mediated agreement and other issues with Palatin, see Note 18), Palatin made a cash payment to us of $1,700,000, our share of which was $680,000, and which we recorded in retained royalties in 2005. In addition, Palatin further agreed to issue to us promptly 170,000 shares of Palatin unrestricted common stock. On July 5, 2005, Palatin issued restricted shares to us that were not registered for resale, restricting us from selling, transferring or otherwise disposing of the shares. We estimated the value of the common stock that we were owed on the day the settlement was reached, less a 20% discount to reflect the impact of the sale restriction, to be $102,816. This amount was accrued in retained royalties. The total recorded in 2005 for the settlement was $782,816.

     On October 13, 2005, Palatin filed a registration statement (prospectus) with the Securities and Exchange Commission ("SEC") to register the restricted shares for sale, and we later determined that we could trade the shares even though the legend was still in place. As a result, in 2006 we reversed $25,704, which was the original 20% discount to the value of the Palatin shares. The unrealized gain on the reversal was recorded as an increase to the value of the asset and a credit to other comprehensive income (loss), which is included as a component of shareholders' interest. We also reclassified the shares to available-for-sale securities included in current assets, as we may sell the shares at any time. Other unrealized changes in the fair value of the shares are included in other comprehensive income (loss). There were no realized gains or losses relating to the Palatin shares during 2007, 2006 or 2005.

     JDS Uniphase Corporation - On March 31, 2005, we announced that we had resolved litigation filed in October 2004 against JDS Uniphase Corporation ("JDS Uniphase"). The settlement was for back royalties determined as a result of a prior year royalty audit and subsequent litigation relating to an expired patent. As a result, in 2005 we recognized our share of the revenues, $607,411 in retained royalties, net of the costs of the audit.

     Summary of licenses granted and settlement activity - The aggregate total retained royalties recorded in 2006 for non-refundable, non-creditable upfront license fees, was $459,968. Of this amount, $386,178 was from homocysteine licenses. In 2005, we recorded $7,586,598 in retained royalties, representing the aggregate total received during the year for the non-refundable, non-creditable upfront homocysteine license fees, the sublicense fee from Palatin, and the settlement of the back royalty audit with JDS Uniphase. Of this amount, $6,181,117 was from homocysteine licenses. These revenues did not recur in the same magnitude in 2006, and may not recur at all in subsequent years, or may recur in different magnitudes. Without these upfront license fees and other revenues our retained royalties for 2006 and 2005 would have been $4,086,847 and $4,051,611, respectively. There were no significant upfront license fees and no royalty audit settlements in 2007.

4.     ROYALTY LEGAL AWARDS

     In 2005, pursuant to decisions against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp"), we received $920,552, from which we recorded $815,492 in royalty legal awards and $105,060 in interest income in 2005 (for a description of this case, see Note 18). The payment did not include attorneys' fees or court costs previously awarded from the original case that were under appeal with the court. Subsequently, LabCorp lost the appeal, and on April 15, 2005, we announced that we had received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,056, and we recorded an additional $221,121 in royalty legal awards and $9,935 in interest income in 2005, for a total of $1,036,613 in retained royalties in 2005.

5.     DIVIDENDS RECEIVED

     In 2005, we received three separate dividends from Melanotan Corporation ("MelanoTan"), in which we have an ownership interest of approximately 20.9%. We previously had purchased the shares of MelanoTan for a nominal amount, and, in a separate transaction, we licensed to MelanoTan certain rights relating to a sunless tanning technology that we own. The technology may lessen or prevent skin cancer caused by unprotected sun exposure. MelanoTan sublicensed the rights to Clinuvel Pharmaceuticals Limited (formerly EpiTan Limited, "Clinuvel") and also had received shares of Clinuvel. MelanoTan has no operations of its own.

     Clinuvel essentially is a research and development company that is in the process of conducting safety and efficacy trials, and evaluating the technology for future commercialization. They currently are planning expanded trials in Australia, Europe and the U.S. Clinuvel common stock is traded on the Australian Stock Exchange (quoted in Australian dollars) under the symbol CUV.

     In October 2004, MelanoTan paid its shareholders a dividend in the form of shares of Clinuvel common stock. As a result, we received 1,252,346 shares of Clinuvel common stock. As a condition to receiving the dividend, we agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005.

     We estimated the fair value of the Clinuvel common stock using the closing price of the shares ($0.93 per share, Australian dollars), and the exchange rate for converting Australian dollars to U.S. dollars ($0.7289 Australian dollars to $1.00 U.S. dollar), on the date that MelanoTan's board of directors approved the dividend. We then discounted the value of the shares using a 20% discount factor to recognize the estimated impact of the sale restriction and the risk associated with an investment in Clinuvel stock, since Clinuvel had minimal revenues and had incurred substantial accumulated net losses. We recorded the estimated value of the shares, $679,149, as dividend income.

     In May 2005 MelanoTan paid a special cash dividend. Our share of the dividend was $104,360. In addition, in June 2005, MelanoTan paid another dividend in the form of Clinuvel common stock. As a result, we received an additional 660,686 shares of Clinuvel common stock and recorded additional dividend income of $146,533. As a condition to receiving this dividend, we again agreed not to sell, transfer or otherwise dispose of the shares before October 21, 2005. We valued the shares and dividend received in the same manner as the October 2004 dividend, except with a price per share of $0.36 Australian dollars, and an exchange rate of $0.7701 Australian dollars to $1.00 U.S. dollar. In total in 2005, we recorded $930,042 of dividend income from MelanoTan, and we received and directly own 1,913,032 shares of Clinuvel common stock. Our ownership percentage of Clinuvel's common stock is not significant. As a result of the dividends, MelanoTan does not own any more stock of Clinuvel and our ownership in MelanoTan has limited value.

     In 2006, the sale restriction lapsed and we now are free to sell, transfer and dispose of the shares. As a result, we reversed the original 20% discount to the value of the shares and recorded an unrealized gain of $206,420 to increase the value of the asset, with the credit to other comprehensive income (loss). Other unrealized changes in the fair value of the Clinuvel shares due to market price and foreign exchange rate fluctuations from the date of receipt also have been recorded in other comprehensive income (loss), since we believe that the changes are temporary. There were no realized gains or losses relating to the Clinuvel shares during 2007 or 2006. We recorded the value of the shares as a non-current asset in equity securities at July 31, 2006, as we intended to hold the shares as a long-term investment at that time. As of July 31, 2007, these shares are shown as Available-for-sale Securities in current assets and we plan to start selling these shares during fiscal 2008.

6.     INVESTMENT IN NON-PUBLIC COMPANY

     On April 18, 2007, we paid $750,000 to a Colombia-based non-public company, Agrofrut, E.U. ("Agrofrut"), for a) 5% ownership of Agrofrut, including proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to exchange CTT's common stock for the remaining 95% ownership of Agrofrut; and c) an exclusive marketing agreement for Agrofrut's products during the option period. The option was for a purchase within 180 days, using a formula provided in the agreement. The investment was initially recorded at cost on the Consolidated Balance Sheet.

     Agrofrut's extraction technology was supposed to use biomass waste from pineapples and other agricultural products to produce nutraceutical ingredients such as bromelain and xylitol, among other important by-products, including ethanol and other alternative fuels. The principal shareholder of Agrofrut is Betty Rios Valencia, the former spouse of Ben Marcovitch, one of our former Directors.

     In August 2007, we determined that false and misleading information had been provided to CTT by Mr. Marcovitch and Ms. Rios Valencia in an attempt to defraud the company. We have instituted a lawsuit against Agrofrut, Ms. Rios Valencia, Mr. Marcovitch, and John Derek Elwin III, a former CTT employee, to recover our investment in Agrofrut (for further information, see Note 18). We have also filed a claim under our fraud insurance policy. As a result, during the fourth quarter of 2007, we recorded a Loss on Investment of $750,000.

7.     INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2005, we utilized a portion of our NOL carry-forwards against our regular federal and state taxable income, effectively eliminating our 2005 regular income tax liabilities. However, in 2005 we expected to be subject to the AMT liability, where we are limited to using 90% of our NOL carry-forwards against taxable income. Our 2005 provision of $10,400 principally was for our estimated net AMT liability. In 2006, we incurred a loss but did not record a benefit since, consistent with prior years, we provided a 100% valuation allowance against the asset. However, we did record a $12,000 benefit due to a change in estimate of the fiscal year 2005 federal AMT liability. In addition, we determined that we met certain conditions that made us eligible for a $35,189 refund of AMT paid in 2005, which we received subsequent to 2006. As a result, in 2006 we recorded in total a benefit for income taxes of $47,189. We will be subject to the full AMT in future years.

     A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

                                                        Year ended July 31,
                                                    --------------------------
                                                       2007     2006     2005
                                                    --------  -------  -------
Provision (benefit) at U.S. federal statutory rate   (34.0)%  (34.0)%    34.0%
State provision (benefit), net of U.S. federal tax     (5.1)    (5.5)     5.3
Permanent differences                                   2.8      3.8        -
Dividends received exclusion                              -        -     (3.7)
Other items                                               -     (9.1)     0.3
Deferred tax valuation allowance                       36.3     42.9    (35.7)
                                                    --------  -------  -------
Effective income tax rate                               0.0%   (1.9)%     0.2%
                                                    ========  =======  =======

Net deferred tax assets consist of the following:

                                                       JULY 31,      July 31,
                                                           2007          2006
                                                    ------------  ------------
Net federal and state operating loss carryforwards  $ 6,856,470   $ 4,042,744
Net capital loss carryforwards                          552,490       784,935
Impairment of investments                               760,931       480,554
Other, net                                              322,375       122,738
                                                    ------------  ------------
  Deferred tax assets                                 8,492,266     5,430,971
Valuation allowance                                  (8,492,266)   (5,430,971)
                                                    ------------  ------------
Net deferred tax assets                             $        --   $        --
                                                    ============  ============

     At July 31, 2007, we had aggregate federal net operating loss carryforwards of approximately $17,020,000, which expire at various times through 2026, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $13,876,000 that expire through fiscal year 2011.

     A significant portion of the NOLs remaining at July 31, 2007, approximately $4,057,000, was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     Changes  in  the  valuation  allowance  were  as  follows:

                                                    Year ended July 31,
                                            -----------------------------------
                                                  2007        2006        2005
                                            ----------  ----------  -----------
Balance, beginning of year                  $5,430,971  $4,391,180  $4,992,007
Change in temporary differences                480,014      37,144     (11,083)
Change in net operating and capital losses   2,581,281   1,002,647    (589,744)
                                            ----------  ----------  -----------
Balance, end of year                        $8,492,266  $5,430,971  $4,391,180
                                            ==========  ==========  ===========

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

8.     NET INCOME (LOSS) PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                            2007       2006       2005
                                       ---------  ---------  ---------
Denominator for basic net income
  (loss) per share, weighted
  average shares outstanding           8,040,455  7,651,635  6,762,553
Dilutive effect of warrants and
  common stock options                 N/A        N/A          562,148
                                       ---------  ---------  ---------
Denominator for net income
  (loss) per share, assuming dilution  8,040,455  7,651,635  7,324,701
                                       =========  =========  =========


     Options and warrants to purchase 960,825, 992,973, and 161,000 shares of our common stock at July 31, 2007, 2006 and 2005, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the years ended July 31, 2007 and 2006, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

9.     COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive loss consists of the following:

                                               JULY 31, 2007   July 31, 2006
                                               --------------  ---------------
Accumulated net unrealized holding
  gain/(loss) on equity securities             $       80,951  $     (571,040)
Accumulated unrealized foreign
  currency translation gain                           195,884          44,199
Accumulated unrealized gain from
  reversal of sale restriction discount               232,124         232,124
                                               --------------  ---------------
Accumulated other comprehensive income (loss)  $      508,959  $     (294,717)
                                               ==============  ===============

10.     EQUITY FINANCING

     In February 2004, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell them up to $5 million of our common stock over a twenty-month period from the commencement date of May 6, 2004 (the "Stock Sale Agreement"). We exercised our right to extend the term of the Stock Sale Agreement by six months. We also had the right to determine the timing and amount of stock sold, if any, to Fusion Capital. In June 2006, the Stock Sale Agreement terminated upon reaching the $5 million threshold of common stock sold to Fusion Capital.

     Pursuant to the Stock Sale Agreement, we issued 53,138 shares of our common stock to Fusion Capital at inception ("initial shares"), and issued them 35,425 additional shares on a pro-rata basis as we sold the $5 million of stock (collectively, "Commitment Shares").

     Cash  received  and common stock sold and issued pursuant to the Stock Sale
Agreement  were  as  follows:

                          CASH        Shares   Commitment     TOTAL
                          RECEIVED    Sold     Shares Issued  SHARES
                          ----------  -------  -------------  ---------
Year ended July 31, 2004  $  200,002   50,938         54,554    105,492
Year ended July 31, 2005   2,517,539  367,875         17,837    385,712
Year ended July 31, 2006   2,282,459  578,920         16,172    595,092
                          ----------  -------  -------------  ---------
Total                     $5,000,000  997,733         88,563  1,086,296
                          ==========  =======  =============  =========

     In consideration for assisting us in arranging the transaction with Fusion Capital, we paid our financial advisor a fee of $250,000 ("Success Fee") of 5% of the total potential equity financing from Fusion Capital. We granted the advisor warrants to purchase 57,537 shares of our common stock, approximately 5% of 1,159,552 shares, the estimated maximum number of shares that could have been sold to Fusion Capital, excluding the Commitment Shares. The warrants were exercisable upon receipt, at an exercise price of $4.345 per share, or 110% of the $3.95 average closing price of our common stock for the 10-day trading period ended January 21, 2004. On January 20, 2005, our advisor elected a cashless exercise pursuant to the terms of the warrant, and we issued them 37,171 shares of common stock, after withholding 20,366 shares tendered as payment for the exercise price of the warrant. We determined the number of shares to withhold based on a per share price equivalent to the average per share price on the exercise date, in accordance with the warrant.

     In addition to the Success Fee, we incurred other costs relating to the completion of the Stock Sale Agreement, including professional fees, listing fees and due diligence. We also incurred non-cash costs for the estimated fair value of the Initial Shares, $316,171, and the warrants issued to our financial advisor, $236,465. We capitalized all cash and non-cash costs, aggregating $1,008,204, including $45,645 incurred in 2005, as deferred financing costs. We amortized the asset by charging the balance against capital in excess of par value on a pro-rata basis as we sold shares to Fusion Capital.

     We did not exercise the option to enter into a second $5 million Stock Sale Agreement with Fusion Capital.

11.     RECEIVABLES

     Receivables consist of the following:

                                       JULY 31, 2007   July 31, 2006
                                       --------------  --------------
Royalties, net of reserve of $422,604
  at July 31, 2007                     $      513,085  $    3,307,482
Receivables from insurance carrier            177,304         354,832
Other                                          49,408         169,187
                                       --------------  --------------
Receivables                            $      739,797  $    3,831,501
                                       ==============  ==============

12.     PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following:

                                           JULY 31, 2007    July 31, 2006
                                           ---------------  ---------------
Equipment and furnishings                  $      419,279   $      330,113
Leasehold improvements                             93,063           64,285
                                           ---------------  ---------------
 Property and equipment, gross                    512,342          394,398
Accumulated depreciation and amortization        (208,157)        (245,553)
                                           ---------------  ---------------
Property and equipment, net                $      304,185   $      148,845
                                           ===============  ===============

     Depreciation expense was $72,879, $27,662, and $19,449, in 2007, 2006, and
2005, respectively.

13.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The Palatin and Clinuvel common stock we hold are categorized as available-for-sale and carried at fair value. As of July 31, 2007, shares of both Palatin and Clinuvel are classified in current assets. As of July 31, 2006, the Palatin shares were classified in current assets, while the Clinuvel shares were classified in noncurrent assets. The fair value of equity securities and other investments consists of the following:

                            JULY 31,    July 31,   Number of
                                  2007       2006  shares     Type
                            ----------  ---------  ---------  ------------
Palatin (current asset,
  original basis $295,596)  $  311,100  $ 327,420    170,000  Common stock
Clinuvel (original
  basis $825,682)           $1,319,137  $ 499,141  1,913,032  Common stock
MelanoTan                           --         --    378,000  Common stock
NTRU Cryptosystems, Inc.
  ("NTRU")                          --         --  3,129,509  Common stock

     At July 31, 2006 the Palatin shares included shares held on behalf of our client. As of January 31, 2007 we reported the value of these shares as royalty income to our client and deducted allowable legal expenses against such royalty payment, as allowed under our agreement. As a result, the Company holds these shares on their own as of July 31, 2007. For a description of Palatin, see Note
3. For a description of Clinuvel and MelanoTan, see Note 5. MelanoTan has no operations and its shares have limited value.

     In prior years, we acquired 3,129,509 shares of NTRU common stock, and certain preferred stock that later was redeemed, in exchange for cash and a reduction in our future royalty percentage on sales of NTRU's products. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. There is no active public market for NTRU shares. Although we previously wrote down the value of NTRU to $0, we continue to own the shares.

14.     INTANGIBLE ASSETS ACQUIRED, NET

     Intangible assets acquired, net, consist of the following:

                                         JULY 31, 2007    July 31, 2006
                                         ---------------  ---------------
Intangible assets acquired, principally
  licenses and patented Technologies,
  at cost, net of impairment charges     $    1,152,842   $    1,152,842
Accumulated amortization                     (1,152,465)      (1,133,368)
                                         ---------------  ---------------
Intangible assets acquired, net          $          377   $       19,474
                                         ===============  ===============

     The weighted average life of the remaining technologies was 0 years and 1.0 year, respectively, at July 31, 2007 and 2006.

     Amortization  expense  was $19,097, $19,097, and $13,579, in 2007, 2006 and
2005,  respectively.

15.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                        JULY 31, 2007   July 31, 2006
                                        --------------  --------------
Royalties payable                       $      594,331  $    2,460,950
Accrued compensation                           236,218         533,431
Accrued professional fees                      388,779         251,514
Other                                          104,157         131,973
                                        --------------  --------------
Accrued expenses and other liabilities  $    1,323,485  $    3,377,868
                                        ==============  ==============

16.     SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

     Preferred Stock - At our option, we may redeem our preferred stock at its par value at any time. Dividends on the preferred stock are non-cumulative. The preferred stock is not registered to be publicly traded.

     Employee Stock Option Plans - Pursuant to our 1997 Employees' Stock Option Plan, as amended (the "1997 Option Plan"), we may grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service). The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. No options may be granted under this plan after September 30, 2007. The following information relates to the 1997 Option Plan:

                                           JULY 31, 2007  July 31, 2006
                                           -------------  -------------
Common shares reserved for issuance
  on exercise of options                         618,575      1,044,348
                                           =============  =============
Shares available for future option grants        436,723        437,075
                                           =============  =============

     Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which date no option could be granted under the plan. Pursuant to this plan both incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of the common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. No options may be granted under this plan. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2007 and 2006 is 15,250 and 51,250, respectively.

     2000 Directors Stock Option Plan - We also have a Directors Stock Option Plan (the "Directors Option Plan"), under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected as a director, and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 4, 2010. In 2007, the remaining 10,000 stock options in the plan were allocated equally to the five outgoing non-employee directors. In 2006, 50,000 stock options were granted pursuant to this plan, and 10,000 stock options expired. In 2005, 60,000, stock options were granted pursuant to this plan.

     The  following information relates to the 2000 Directors Stock Option Plan:

                                           JULY 31, 2007  July 31, 2006
                                           -------------  -------------
Common shares reserved for issuance
  on exercise of options                         327,000        329,000
                                           =============  =============
Shares available for future option grants              -         10,000
                                           =============  =============

     At the Annual Meeting on February 2, 2007, our former Board of Directors was not reelected. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007.

     Summary of Common Stock Options - Pursuantto FAS 123R, the total fair value of shares vested in 2007 and 2006 was $845,368 and $388,529, respectively, of non-cash compensation expense. Of this amount, $829,512 and $254,548, respectively, was included in personnel and other direct expenses relating to revenues, from stock options granted to employees in the current and prior years, and vesting during 2007 and 2006. This amount includes a one-time charge of $466,995 on February 2, 2007 when all of the thenoutstanding stock options became vested under the change in control provisions of the plan. Stock options granted during the year are outstanding only a portion of theyear, with the compensation expense recognized for that portion of the year. As of July 31, 2007, there was $435,815 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan. This cost is expected to be recognized over a weighted average period of 1.48 years. We also recognized $15,856 of noncash compensation expense from stock options granted to directors pursuant to the Directors Option Plan. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

     In 2007, 2006 and 2005, we recorded non-cash charges of $31,550, $9,887 and $97,750, respectively, as a result of extending the exercise terms of certain stock options previously granted to former employees. In addition, in 2005 we recorded a noncash charge of $72,600 as a result of modifying the terms of certain stock options previously granted to a former director to extend the exercise term of the awards.

     In total for 2007, we recognized non-cash expense of $861,062 included in personnel and other direct expenses relating to revenues, and $15,856 included in general and administrative expenses. In total for 2006, we recognized non-cash expense of $264,435 included in personnel and other direct expenses relating to revenues, and $133,981 included in general and administrative expenses.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                    Year ended July 31,
                              ------------------------------
                                   2007      2006      2005
                              ----------  --------  --------
Dividend yield (1)                  0.0%      0.0%      0.0%
Expected volatility (2)            78.6%     80.2%     75.8%
Risk-free interest rates (3)        4.8%      4.1%      3.6%
Expected lives (2)              5 YEARS   5 years   5 years

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

     A summary of the status of all our common stock options as of July 31, 2007, 2006 and 2005, and changes during the years then ended is presented below.

                                        Year Ended July 31,
                   -------------------------------------------------------------
                       2007                 2006                  2005
                   -------------------  ------------------  --------------------
                             WEIGHTED            Weighted              Weighted
                             AVERAGE             Average               Average
                             EXERCISE            Exercise              Exercise
                   SHARES    PRICE      Shares   Price      Shares     Price
                   --------- ---------  -------- ---------  ---------- ---------
Outstanding at
  beginning
  of year           992,973  $    5.46  740,223  $    5.72  1,134,795  $    4.35
Granted             560,000       2.47  279,000       4.97    253,000       5.42
Forfeited          (514,648)      4.52       --         --   (115,623)      2.59
Exercised           (35,500)      2.21   (1,250)      3.01   (531,949)      3.17
Expired or
  terminated        (42,000)      8.92  (25,000)      8.79         --         --
                   --------- ---------  -------- ---------  ---------- ---------
Outstanding at
  end of year       960,825  $    4.19  992,973  $    5.46    740,223  $    5.72
                   ========= =========  ======== =========  ========== =========
Exercisable at
  end of year       660,825  $    4.95  609,473  $    6.04    509,979  $    6.74
Weighted aver-
  age fair value
  per share of
  options issued
  during the year             $    1.64           $   3.32             $    3.30

     The total intrinsic value of stock options exercised during 2007, 2006 and 2005, was $38,744, $2,135 and $2,959,902, respectively. Total proceeds from stock option exercises were $78,425, $16,267 and $1,687,817, in 2007, 2006 and
2005, respectively. Generally, we issue new shares of common stock to satisfy stock option exercises.

     The following table summarizes information about all common stock options outstanding at July 31, 2007.

                         Weighted                         Weighted
                         Average                          Average
                         Remaining    Weighted            Remaining    Weighted
Range of        Number   Contractual  Average    Number   Contractual  Average
Exercise        Outst-   Life in      Exercise   Exer-    Life in      Exercise
Prices          anding   Years        Price      cisable  Years        Price
--------------  -------  -----------  ---------  -------  -----------  ---------
1.95 - $2.50   154,000         7.48  $    2.31  154,000         7.48  $    2.31
2.51 - $3.50   407,500         9.50  $    2.53  107,500         9.48  $    2.57
3.51 - $6.50   267,325         6.13  $    5.26  267,325         6.13  $    5.26
6.51 - $11.09  132,000         4.55  $    9.32  132,000         4.55  $    9.32

     A summary of the status of the Company's non-vested shares as of July 31, 2007 and changes during the year ended July 31, 2007 is presented below:

Non Vested Shares            Shares     Weighted Average Grant Date Fair Value
Non vested at July 31, 2006   383,500   $                                  2.95
Granted                       560,000                                      1.64
Vested                       (490,250)                                     2.32
Forfeited and expired        (153,250)                                     2.77
                             ---------  ---------------------------------------
Non vested at July 31, 2007   300,000   $                                  1.66
                             =========  =======================================

     Prior to the adoption of FAS 123R, in 2005 we accounted for our share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Since the exercise price of stock options granted pursuant to our stock option plans to employees and directors was at least equal to the market value of the underlying common stock on the grant date, we did not record any compensation expense for stock options granted in prior years. However, prior to the adoption of SFAS 123R, we did record compensation expense related to modifications made to vested option awards previously granted.

     If compensation cost for our stock-based compensation plans had been determined based on the fair value method, estimated using the Black-Scholes option pricing model, at the grant dates in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", our pro forma net income and earnings per share would have been as follows:

                                     Year Ended
                                     July 31, 2005
                                     ---------------
Net income, as reported              $    5,701,787
Deduct:  Pro forma compensation
  expense for stock options issued
  using a fair value method (1)            (509,796)
Pro forma net income                 $    5,191,991
                                     ===============
Basic net income per share:
  As reported                        $         0.84
                                     ===============
  Pro forma                          $         0.77
                                     ===============
Net income per share,
  assuming dilution:
  As reported                        $         0.78
                                     ===============
  Pro forma                          $         0.71
                                     ---------------

(1)  Compensation expense was reduced for forfeitures as they actually occurred.

     1996 Directors' Stock Participation Plan - Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we issue to each outside director who has been elected by a vote of our shareholders and has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the proportion of the year served by that director. This plan expires on January 3, 2011.

     We issued 12,500, 12,500, and 6,920 shares of common stock to eligible directors in 2007, 2006 and 2005, respectively, and charged to expense $29,563, $50,000, and $75,000, in 2007, 2006 and 2005, respectively, for the shares issued under this plan. The following information relates to the 1996 Directors' Stock Participation Plan:

                            JULY 31, 2007  July 31, 2006
                            -------------  -------------
Common shares reserved for
  future share issuances           59,159         71,659
                            =============  =============

     There was no significant impact on the calculation of net income (loss) per share for the years ended July 31, 2007, 2006 and 2005, as a result of the issuance of shares to our directors.

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

     We may make discretionary contributions to the Plan solely on the authorization of our directors, who may authorize a contribution of a dollar amount to be allocated to participants according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed to the Plan. Our directors authorized and we expensed $140,000, $125,000, and $100,000 in 2007, 2006, and 2005, respectively, for such discretionary contributions. We have not yet contributed the related shares of our common stock to the Plan for 2007, however, we did contribute the related shares of our common stock to the Plan for 2006 and 2005.

18.     COMMITMENTS AND CONTINGENCIES

     Operating Leases - We have our offices in Fairfield, Connecticut under a new lease that commenced on August 24, 2006, and expires on August 31, 2013. We have an option to renew this lease for an additional five years.

     At July 31, 2007, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, including the new office lease, were:

Year ending July 31,
2008                               $  285,433
2009                                  296,055
2010                                  294,567
2011                                  280,598
2012                                  291,220
Thereafter                            327,069
                                   ----------
  Total minimum payments required  $1,774,942
                                   ==========

     Total rental expense for all operating leases was:

                              Year ended July 31,
                         -----------------------------
                             2007      2006      2005
                         --------  --------  ---------
Minimum rental payments  $295,992  $181,267  $236,572
Less: Sublease rentals         --        --    (2,412)
                         --------  --------  ---------
Net rent expense         $295,992  $181,267  $234,160
                         ========  ========  =========

     Employment Agreement - On February 2, 2007, we entered into an employment agreement with John B. Nano, our President and Chief Executive Officer. He was also appointed Chairman of the Board at no additional compensation. This agreement expires on February 2, 2010. Pursuant to the terms of the agreement, Mr. Nano will receive a minimum base compensation of $350,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, and is eligible, in the event of a termination of his employment for other than cause, to receive the continuation of base compensation and benefits through the term of the agreement, but not less than twelve months. In the event of a change in control, as defined, he is eligible to receive a continuation of the amount of base compensation in effect immediately prior to such termination or resignation for a period equal to twice that for a termination without cause or for the remainder of the employment agreement term, whichever is longer. The agreement automatically renews for one year periods, unless notice is given 180 days in advance. Mr. Nano is also entitled to a car allowance or lease of a car equal to an S-class Mercedes. The agreement also called for the payment of $1 million to Mr. Nano and $650,000 to his legal advisors in settlement of his lawsuit against us. See below under "Employment Matters - John B. Nano."

     Contingencies - Revenue based - As of July 31, 2007, CTT and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $210,123, respectively, from grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized $10,900 and $0 related to these obligations in 2007 and 2006.

     Contingencies - Litigation

FUJITSU

     In December 2000, coincident with filing a complaint with the United States International Trade Commission ("ITC") that was withdrawn in 2001, the University of Illinois and CTT filed a complaint against Fujitsu Limited, Fujitsu General Limited, Fujitsu General America, Fujitsu Microelectronics, Inc. and Fujitsu Hitachi Plasma Display Ltd. (Fujitsu et al., collectively, "Fujitsu") in the United States District Court for the Central District of Illinois, seeking damages for past infringements and an injunction against future sales of plasma display panels alleged to infringe two U.S. patents held by our Client, the University of Illinois. The two patents cover energy recovery technology for flat plasma display panels. In May 2002, the Central District Court of Illinois granted Fujitsu's motion to transfer this case to the Northern District of California.

     In September 2001, Fujitsu filed counterclaims against the University of Illinois and us in the United States District Court for the District of Delaware, which subsequently were dismissed and reinstituted in the Northern District of California. The counterclaims alleged, among other things, that we had misappropriated confidential information and trade secrets supplied by Fujitsu, and committed unfair competition in litigating the ITC action.

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

     In July 2007 a settlement was reached between CTT, the University of Illinois and Fujitsu. As part of the settlement CTT agreed to pay Fujitsu a minor portion of the approximately $233,000 costs awarded to Fujitsu by the CAFC in 2006. The parties agreed to dismiss with prejudice all claims and counterclaims in the suit. CTT's settlement eliminates any need for contingent payment to our prior counsel in the ITC and District Court actions against Fujitsu.

CAROLINA LIQUID CHEMISTRIES CORPORATION, ET AL.

     On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On
September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in
Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. Re-examination proceedings are now underway. We do not expect an adverse finding by the USPTO, but completion of such action will delay the ultimate resolution of the case. Further action in this case is pending.

PALATIN TECHNOLOGIES, INC.

     CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties have filed their complaints, counterclaims, and answers, and discovery is currently underway.

     CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998. The three-member panel of arbitrators has been selected, and a formal hearing was to have been held in beginning of November 2007. The hearing date has been extended to March 2008. The Panel has agreed to allow both sides to file dispositive motions to summarily resolve certain claims

     On September 11, 2007, we presented Palatin with a Notice of Termination of the PT-14 technology license agreement stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998.

BEN MARCOVITCH AND OTHER CO-DEFENDANTS

     On August 8, 2007 we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

     On August 15, 2007, we retained Greenberg Traurig, LLP, an international law firm, to recover the funds from Agrofrut, and Juan Carlos Esguerra of the Bogota, Colombia-based law firm, Esguerra, Barrera, Arriaga, to handle CTT's affairs in Colombia. CTT's advisors assembled the following information, which we included in our subsequent Federal complaint described below. Breen & Associates, an independent investigative firm, developed evidence that showed that Mr. Marcovitch and Agrofrut provided CTT's Board of Directors with false and misleading information. Included in those findings was the fact that papers submitted by Mr. Marcovitch and Agrofrut prior to the March 28, 2007 CTT Board meeting listed Dr. Raul Aragon Davalos, as an executive and Chief Scientist of Agrofrut, and the inventor of Agrofrut's new technology to remove complex compounds such as bromelain and xylitol, at better than 99% purity, from pineapples and other organic waste. Dr Raul Aragon Davalos had actually been killed in a drive-by shooting in Cali, Colombia on February 28, 2007. Dr. Raul Aragon Davalos's assassination was known to Mr. Marcovitch and Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, as well as to other executives of Agrofrut, but was never revealed to CTT by them. Mr. Marcovitch had admitted to a CTT outside counsel, and to a CTT shareholder, that he had attended Dr. Raul Aragon Davalos's funeral.
Further, the investigations have shown that Dr. Raul Aragon Davalos was a convicted drug trafficker and that Ms. Rios Valencia also has a drug conviction record. Among other things, the involvement of Mr. Marcovitch, Ms. Rios Valencia and John Derek Elwin, III, a former CTT employee, with convicted drug traffickers resulted in CTT's decisive actions against these individuals.

     On August 31, 2007 we filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch and other co-defendants. The complaint claims that false and misleading information had been provided to CTT in a conspiracy to fraudulently obtain funds from CTT using the Agrofrut transaction. Others named in the suit are Ms. Rios Valencia, Mr. Elwin, III, and Agrofrut, E.U. In our lawsuit, we requested, among other relief, punitive damages and attorneys' fees.

     Based upon our understanding of the facts and issues, we have presented our findings in our Federal complaint in a manner that will allow shareholders to understand the gravity of the charges. It is our opinion and that of our Board of Directors that this lawsuit is required to recover our $750,000 and to settle outstanding issues regarding the named parties. The recent in-depth due diligence and subsequent investigation by Breen & Associates, conducted prior to Mr. Marcovitch's removal from the Board, disclosed several issues of credibility and raised serious concerns regarding the defendants named in the lawsuit

     On October 22, 2007 at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. A full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel by November 21, 2007. The Court adjourned the hearing on our Application for Prejudgment Remedy until December 7, 2007.

     We  intend  to  aggressively  pursue  this  matter.

EMPLOYMENT MATTERS

     Employment matters - John B. Nano - On August 10, 2005, we received notice that John B. Nano, President and CEO from June 2002 to June 2005, had commenced suit in the Superior Court in the Judicial District of Stamford, Connecticut seeking the pre-judgment remedy of attachment. In his complaint, Mr. Nano sought to attach our bank accounts in the amount of $1.4 million to preserve his ability to collect should he succeed on his claim that CTT allegedly had breached his employment contract because it denied him certain severance benefits when it terminated his employment on June 14, 2005. Mr. Nano also claimed, in the alternative, that CTT violated a draft of a separation agreement and general release which it sought to negotiate with him at the time of his departure. Mr. Nano claimed in his complaint that CTT withdrew the proposed draft agreement after he communicated his acceptance to the then Chairman of CTT's Board of Directors. .

     On September 14, 2005, we announced that we had received notice that Mr. Nano also had filed a complaint with the Occupational Safety and Health Administration ("OSHA"), alleging a violation by CTT of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, 18 U.S.C. 1514A (the "Sarbanes-Oxley Act") in connection with the termination of his employment. We filed an answer to the OSHA inquiry on October 3, 2005. On March 2, 2006, Mr. Nano notified OSHA that he withdrew his complaint, and reserved his right to file the action in U.S. District Court.

     On December 7, 2005, CTT filed a complaint against Mr. Nano in the Superior Court in the Judicial District of Stamford, Connecticut, for monetary and punitive damages.

     On May 26, 2006, Mr. Nano filed a complaint in the United States District Court of Connecticut, alleging that CTT violated Section 806 of the Sarbanes-Oxley Act in connection with the termination of his employment. In his complaint, Mr. Nano sought monetary damages, punitive damages, attorneys' fees, and costs and other remuneration at the option of the court.

     As a result of a proxy contest conducted for the election of Directors at the annual meeting of shareholders on January 16, 2007, adjourned until February 2, 2007, a complete new Board of Directors was elected and installed. The disputed matters regarding CTT's former Board of Directors and John B. Nano were settled by the new Board. The new Board appointed Mr. Nano as President and CEO, and elected him Chairman of the Board. Mr. Nano was later appointed Interim CFO. Mr. Nano's suit was brought under the Sarbanes-Oxley law and requested $5.1 million plus damages against CTT. On January 24, 2007, the parties met with Judge Thomas P. Smith, United States District Court of Connecticut, who demanded that CTT or a reputable insurance company post a bond of $2.5 million by the close of business on January 26, 2007 to serve as security. Mr. Nano agreed to reduce his settlement demand and the new Board agreed to pay Mr. Nano $1 million and to pay his legal fees of $650,000 to settle the original suit. These amounts were paid in 2007. The $2.5 million bond was distributed on February 7, 2007, with Mr. Nano receiving $1 million, his legal advisors receiving $650,000, and the balance of $850,000 returned to CTT's treasury.

     Employment matters - other former employees - On September 29, 2006, CTT received a demand letter from an attorney representing two of its officers, Aris
D. Despo and Paul A. Levitsky, demanding approximately $300,000 in total for commission payments alleged to be due them for fiscal year 2006 under CTT's prior annual incentive compensation plan, which was terminated in November 2005. These individuals received commission payments in fiscal year 2005 related to new homocysteine licenses granted in 2005, and claimed that CTT was obligated, and they were promised, that payments would continue for a period of two years thereafter. The letter also claimed that these individuals anticipated that they would be entitled to at least an aggregate additional $350,000 in commission payments in fiscal year 2007. CTT put these individuals on administrative leave with pay on October 30, 2006.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $200,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 6, 2007 with Mr. Despo. Pursuant to the agreement, Mr. Despo also agreed to resign his employment, and executed a release in favor of the Company. The agreement included bi-weekly severance payments to be paid over calendar 2007.

     During the quarter ended January 31, 2007, the Company took a charge of approximately $150,000 in severance costs in full and final settlement of any claims against the Company, pursuant to the terms of a separation agreement effective January 17, 2007, with Mr. Levitsky. Pursuant to the agreement, Mr. Levitsky also agreed to resign his employment, and executed a release in favor of the Company. The agreement included an initial $50,000 payment with the balance to be paid bi-weekly over a six-month period. Both Mr. Despo and Mr. Levitsky were rehired to their previous CTT positions by the new CTT management effective February 14, 2007; and their corresponding outstanding severance payments of approximately $356,000 were paid in a lump sum at that time. Mr. Levitsky's employment with the company has since been terminated as part of the organization restructuring in August 2007.

SECURITIES AND EXCHANGE COMMISSION

     On  August  11,  2004,  the  SEC  filed  a  civil suit in the United States
District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Frank R. McPike, Jr., whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC sought a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. On November 6, 2006, the court denied our motion for summary judgment. Our appeal of the denial of our motion for summary judgment in our favor was not successful.

     We previously filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005 and thereafter have been covered by our insurance carrier.

     On October 10, 2007 we agreed to a settlement of this case without the company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed by the SEC in connection with this settlement. The settlement agreement has been approved by the SEC. Its anticipated acceptance by the Connecticut Federal District Court will close the SEC's investigation and proceedings against the company. No members of CTT's current Board or management held positions with the company during the period of 1998-2001.

LABORATORY CORPORATION OF AMERICA HOLDINGS D/B/A LABCORP

     On May 4, 1999, a case was filed in the U.S. District Court for the District of Colorado against Laboratory Corporation of America Holdings d/b/a LabCorp ("LabCorp") by Metabolite Laboratories, Inc. ("MLI") and us (collectively, the "Plaintiffs"). The case alleged, in part, breach of contract and homocysteine assay patent infringement, and that LabCorp owed the Plaintiffs royalties for homocysteine assays performed beginning in the summer of 1998 using methods falling within the claims of a patent we own. We licensed the patent on a non-exclusive basis to MLI and MLI sublicensed it to LabCorp.

     In November 2001 a jury confirmed the validity of our patent rights, found that LabCorp had willfully infringed our patent and breached their sublicense contract, and awarded damages to the Plaintiffs.

     In an amended judgment issued in November 2002, the court awarded CTT approximately $1,019,000 in damages, $1,019,000 in enhanced, punitive, damages, $560,000 in attorneys' fees, and $132,000 in prejudgment interest, and had issued a permanent injunction barring LabCorp from performing future homocysteine assays.

     The injunction against performing tests was stayed by the court pursuant to a stipulated court order that expired in April 2005; pursuant to the stipulated order LabCorp was allowed to perform assays in exchange for paying a royalty. LabCorp appealed the judgment, and on August 5, 2004, the CAFC denied LabCorp's appeal for a rehearing or a rehearing en banc (rehearing by the full CAFC). As a result of this decision, on August 16, 2004, the Plaintiffs received approximately $6.7 million, our share of which was $921,000, and we recorded $815,000 in royalty legal awards and $105,000 in interest income during 2005. After this decision LabCorp had appealed the case to the U.S. Supreme Court (the "Supreme Court"). The payment did not include attorneys' fees or court costs previously awarded to the Plaintiffs that were under appeal with the court.

     On January 24, 2005, the CAFC issued a summary dismissal of LabCorp's appeal of the court's award of attorneys' fees and court costs from the original case. Subsequently, we received payment from LabCorp for the attorneys' fees and court costs. Our share of the payment was $231,000, and we recorded $221,000 in royalty legal awards and $10,000 in interest income, also in 2005.

     On June 22, 2006, the Supreme Court ruled that the writ of certiorari previously granted, had been improvidently granted, thus dismissing the writ and ending LabCorp's appeal of this homocysteine assay infringement case originally filed.

     On September 21, 2006, the district court ruled on the remaining outstanding motions and claims related to this case, and as result of the ruling, the case effectively ended with no further awards granted.

     We did not receive any awards from this case in 2007 or 2006. As a result of this decision, the validity of our homocysteine patent was upheld.

ICR, LLC

     On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The consulting contract was cancelled by the new management after their election in February 2007.

OTHER

     On May 17, 2006, we filed a complaint against Dr. Arnold H. Pross in the New York Supreme Court in Nassau County, alleging the posting of defamatory statements against Donald J. Freed, our former President and Chief Executive Officer, as well as CTT, on public message boards. On July 20, 2006, Dr. Pross filed a motion to dismiss our complaint based upon a lack of personal jurisdiction. On October 13, 2006, we filed a motion opposing Dr. Pross' motion. The Court ruled that it has no jurisdiction in New York State for the matters at issue. CTT subsequently allowed the case to drop without further action.

CONSULTANTS

     Currently, we engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice. Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant. For the years ended July 31, 2007, 2006 and 2005, we neither accrued nor paid incentive compensation under such contracts.

SUMMARY

     We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover in these suits, if any, and we have not recorded any potential judgment losses or proceeds in our financial statements to date. We record expenses in connection with these suits as they are incurred.

     We believe that we carry adequate liability insurance, directors and officers insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First         Second        Third         Fourth
                          Quarter       Quarter       Quarter       Quarter
YEAR ENDED JULY 31, 2007
Total revenues            $   895,176   $   903,992   $   892,586   $ 1,475,462
Operating loss (1)         (1,287,134)   (3,722,614)   (2,163,091)   (2,275,058)
Net loss                   (1,122,162)   (3,562,831)   (2,041,854)   (2,167,099)
Net loss per share:
 Basic                          (0.14)        (0.44)        (0.25)        (0.28)
 Assuming dilution              (0.14)        (0.44)        (0.25)        (0.28)
Weighted average number
  of common shares
  outstanding
   Basic                    7,988,701     8,017,260     8,047,899     8,107,380
   Assuming dilution        7,988,701     8,017,260     8,047,899     8,107,380

YEAR ENDED JULY 31, 2006
Total revenues            $ 1,366,321   $ 1,271,242   $ 1,198,602   $ 1,351,466
Operating loss (1)           (459,846)     (761,887)   (1,209,530)     (584,783)
Net loss                     (333,005)     (641,153)   (1,054,040)     (349,026)
Net loss per share:
 Basic                          (0.04)        (0.09)        (0.14)        (0.04)
 Assuming dilution              (0.04)        (0.09)        (0.14)        (0.04)
Weighted average number
  of common shares
  outstanding
   Basic                    7,410,416     7,579,940     7,710,134     7,907,972
   Assuming dilution        7,410,416     7,579,940     7,710,134     7,907,972

1) Operating (loss) is defined herein as revenues less expenses, excluding investment income, net and income taxes.

20.     SUBSEQUENT EVENTS

     On August 8, 2007, the Company announced that it had restructured its organization to lower overhead costs. Effective August 1, 2007, the Company's staff was reduced by four senior members, who all signed termination agreements between August 1 and August 8, 2007, including severance benefits. The cost of those benefits was $202,728, and will be reflected in the Company's first quarter fiscal 2008 financial results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

TERMINATION  OF  PREVIOUS  INDEPENDENT  ACCOUNTANT

     Effective February 12, 2007, the accounting firm BDO Seidman, LLP (BDO) resigned as the CTT's independent registered public accountant.

     BDO's reports on CTT's financial statements for the past two years have not contained any adverse opinion or disclaimer of opinion, or been qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two most recent fiscal years and through February 12, 2007, there have been no disagreements between CTT and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused them to make reference to the subject matter thereof in their report on the Registrant's financial statements for such periods.

     During the two most recent fiscal years and through February 12, 2007, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K.

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANT

     Effective February 20, 2007, CTT engaged Mahoney Cohen & Company, CPA, P.C., (Mahoney Cohen) as their independent registered public accountants. Mahoney Cohen is a premier certified public accounting firm servicing the middle market. Founded in 1969, Mahoney Cohen is the 38th largest CPA firm in the United States. The firm currently has a staff of over 215, including 26 partners, and offices in New York City, Miami, Florida and Boca Raton, Florida.

DEPARTURE OF CHIEF FINANCIAL OFFICER

     Effective February 6, 2007, CTT terminated Michael D. Davidson as Senior Vice President and Chief Financial Officer. Pending finding a suitable replacement, Mr. Nano presently operates as the company's Interim Chief Financial Officer.

ITEM 9A. CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

          Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, except as noted below, were effective as of July 31, 2007.

     (b)     Evaluation of internal controls over financial reporting
             --------------------------------------------------------

          CTT management and public accountants have identified deficiencies within its internal control framework, which, if left uncorrected could result in a material weakness. Our internal control deficiencies related to the recording of certain accruals, financial statement presentation and stock option information. Disclosure controls and procedures have now been put in place, and we believe that the remedial steps the Company has taken addresses the conditions identified. We will continue to monitor the effectiveness of the internal policies and believe that there are no material inaccuracies, or omissions of material facts in this reporting 10-K.

     (c)     Change in Internal Controls
             ---------------------------

          There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the ones identified in (b) above.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     All persons named below are directors of CTT on the filing date of this document. No director or executive officer is related by family to any other director or executive officer. The following table sets forth information regarding each director according to information furnished to us by each:

                               POSITIONS CURRENTLY  COMMITTEE    DIRECTOR OF
NAME                      AGE  HELD WITH CTT        MEMBERSHIPS  CTT SINCE
------------------------  ---  -------------------  -----------  -------------

Joel M. Evans, M.D.        47  Director             A, N         February 2007

Richard D. Hornidge, Jr.   61  Director             A, C*        February 2007

Rustin Howard.             51  Director             C            October 2007

John B. Nano               63  Chairman of the      --           February 2007
                               Board of Directors,
                               President and Chief
                               Executive Officer

William L. Reali           65  Director             A*, N        February 2007

Ralph S. Torello           69  Director             C            February 2007

A - Audit Committee
C - Compensation and Stock Option Committee
N - Nominating and Corporate Governance Committee
* - Committee Chair

JOEL M. EVANS, M.D. Dr. Evans founded The Center for Women's Health in Stamford, Connecticut in June 1996 and since then has been its Director. From November 1996 to present, Dr. Evans has been a lecturer and senior faculty member of The Center for Mind Body Medicine in Washington, D.C. Dr. Evans has been featured in magazines as well as interviewed on television and radio shows across the country. Dr. Evans is an Assistant Clinical Professor at the Albert Einstein College of Medicine in New York City and helped create a clinical study at Columbia University Medical Center for use of the herb, black cohosh, in breast cancer. From November 2005 to present, Dr. Evans has been a member of the Scientific Advisory Board for Metagenics Incorporated, a nutritional supplement manufacturer. Dr. Evans brings key nutriceutical experience to the Company.

     Dr. Evans completed his undergraduate and medical studies at the Sophie Davis School of Biomedical Education of the City College of New York and the Mt. Sinai School of Medicine. He fulfilled his residency at the Albert Einstein College of Medicine.

RICHARD D. HORNIDGE, JR. Mr. Hornidge has been a tennis professional at Willows Racquet Club in North Andover, Massachusetts since February 2005. Prior to that he was an independent consultant. From June 1984 through June 1989, Mr. Hornidge was President of Travis Associates, an employment agency. Mr. Hornidge was a program coordinator for Raytheon from 1973 through 1984, where he was involved in the Patriot Missile test equipment program.

     Mr. Hornidge received a BA from Boston University.

RUSTIN HOWARD. Mr. Howard is principal of Whitesand Investments LLC, an angel investment organization that operates as a traditional venture fund.

     In 1990, he founded and served as CEO and Chairman of Phyton, Inc., a world leader in the use of proprietary plant cell fermentation technology, including the production of paclitaxel, the active ingredient of

Bristol-Myers Squibb's multi-billion dollar anticancer drug, Taxol(R). Phyton was sold to DFB Pharmaceuticals, Inc. in 2003.

     Additionally, Mr. Howard is the Chairman of DeepGulf, Inc., and a co-owner and officer of Silver Bullet Technology. DeepGulf builds underwater pipelines and associated facilities in deep and ultra-deep offshore oil and gas production fields. Silver Bullet Technology, where he has been primarily responsible for corporate and financial oversight as well as strategic planning, manufactures and sells software for the banking and payment processing industry. Previously, he served as president and CEO of BioWorks Inc., a biotechnology company he founded to develop, produce, and sell products that replace chemical pesticides.

     He earned his MBA from Cornell University's Johnson Graduate School of Management, where he focused his studies on Entrepreneurship, and managing innovation and technology.

JOHN B. NANO. Mr. Nano is President and Chief Executive Officer of Competitive Technologies, Inc. and Chairman of the Board of Directors. In January 2006 Mr. Nano became President and Chief Executive Officer of Articulated Technologies, LLC, a company involved in creating and commercializing patented light emitting diode technologies for global solid state lighting applications. He is currently a member of their Board of Directors. Mr. Nano served as President and CEO, and a member of the Board of CTT from June 2002 through June 2005. He has a broad background in domestic and international operating experience with technology-based companies focusing on life sciences, physical sciences, digital technology and electronics. Prior to joining CTT in 2002, Mr. Nano held various executive leadership positions in operations, strategic planning, business development, M&A and finance, including at Stonehenge Network Holdings, N.V. as a Principal, at ConAgra Trade Group, Inc., a subsidiary of ConAgra, Inc., as Executive VP and Chief Financial Officer; at Sunkyong America, a subsidiary of the Sunkyong Group, a Korean conglomerate, as Executive VP and Chief Financial Officer, and as President of an Internet Startup Division of Sunkyong America.

     Mr. Nano is a graduate of MIT's Sloan School Executive Program, holds an MBA in Finance from Northeastern University, and a BS in Chemical Engineering from Worcester Polytechnic Institute.

WILLIAM L. REALI. Mr. Reali is a Certified Public Accountant with the firm of Reali, Giampetro and Scott in Canfield, Ohio. The firm provides auditing and other related accounting and tax services to a diverse group of business clients. Over the past five years, Mr. Reali's primary responsibility with the firm has been business consulting, working with large and small national and multinational clients. He has worked with distressed companies assisting them with cost reduction, turn-around programs and re-organization.

     Serving as Chairman of various community associations, Mr. Reali donates a great deal of time to local organizations.

     Mr. Reali received his BA from Youngstown State University.

RALPH S. TORELLO. Mr. Torello has been an independent financial consultant for the past five years. With over 45 years' experience in the financial and venture capital field, he advises various companies on their financial strategies. Included among the companies and individuals that Mr. Torello has performed consulting services for are Goodnight Audio, a full service recording studio, Patriot American Mortgage, a commercial and home mortgage company, DDS Technologies, Inc., an organic waste processor, and Coit Medical, a medical accessory marketer.

     During the eighties and nineties he handled personal ventures in oil exploration, real estate and the development of bio-organic products. During the seventies and eighties, Mr. Torello was Managing Partner of his own venture capital and development firm. During the sixties, he was Director of Financial Analysis for The Singer Company, Assistant to the President of Illinois Tool Works, Vice President of Laird Industries, and head of Investment Banking for Bay Securities in San Francisco.

     Mr. Torello received a BS from Fordham University, and holds an MBA from Harvard University.

EXECUTIVE OFFICERS

     The names of our executive officers, their ages and background information are as follows:

     John B. Nano, 63, has served as our President and Chief Executive Officer and Interim Chief Financial Officer, as well as Chairman of the Board of Directors, since February 2007. From January 2006 to January 2007 he served as President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid state lighting applications. Mr. Nano previously served as President and Chief Executive Officer, and a member of the Board of CTT from June 2002 through June 2005. Prior to joining CTT, Mr. Nano served as a Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V., a global virtual private network provider, with positions in operating, strategic planning and finance from 2000 to 2001. From 1998 to 1999, Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, Inc., a subsidiary of ConAgra, Inc., an international food company. From 1983 to 1998, he served as Executive Vice President, Chief Financial Officer and President of an Internet Startup Division of Sunkyong America, a subsidiary of the Korean conglomerate, Sunkyong Group.

     Aris D. Despo, 54, has served as our Executive Vice President, Business Development since February 2007, a position he also held from January 2004 through December 2006. Mr. Despo served as a consultant to CTT from July 2002 through December 2003.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. SEC regulations require reporting persons to furnish us with copies of all
Section 16(a) forms they file.

     Based solely on a review of the copies of such reports received or written representations from certain reporting persons with respect to fiscal 2007, we believe that all reporting persons complied with all applicable reporting requirements.

CORPORATE GOVERNANCE

     CTT's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are all available on our website at www.competitivetech.net/investors/governance.html.


AUDIT COMMITTEE

     The function of the Audit Committee is to assist the Board in fulfilling its responsibility to the stockholders relating to our corporate accounting matters, financial reporting practices, and the quality and integrity of our financial reports. The Audit Committee's purpose is to assist the Board with overseeing:
-- the reliability and integrity of our financial statements, accounting policies, internal controls and disclosure practices;
-- our compliance with legal and regulatory requirements, including our disclosure controls and procedures;
-- our independent auditor's qualifications, engagement, compensation, and independence;
--   the performance  of  our  independent  auditor;  and
-- the production of an annual report of the Audit Committee for inclusion in our annual proxy statement.

     The Audit Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Audit Committee is an independent director in accordance with the applicable rules of the American Stock Exchange and the Securities Exchange Act of 1934. It has also determined that each member is financially literate and has identified Mr. Reali, who is a certified public accountant, as an audit committee financial expert as defined by the Securities and Exchange Commission. The Audit Committee operates pursuant to its charter, which was adopted by the Board, a copy of which was filed as Appendix A to our 2004 Proxy Statement. The Audit Committee evaluates the adequacy of its charter annually.

COMPENSATION AND STOCK OPTION COMMITTEE

     The  purpose  of  the  Compensation  Committee  is  to:
     -- review and approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO's performance in light of those goals and objectives, and determine and approve the CEO's compensation level based on this evaluation;
     -- review and approve the compensation of our other officers based on recommendations from the CEO;
     -- review, approve and make recommendations to the Board with respect to incentive compensation plans or programs, or other equity-based plans or programs, including but not limited to our Annual Incentive Plan, our 1997 Employees' Stock Option Plan, and our 401(k) Plan; and
     -- produce an annual report of the Compensation Committee on executive compensation for inclusion in our annual proxy statement.

     The Compensation Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Compensation Committee is (a) an independent director in accordance with the applicable rules of the American Stock Exchange and any other applicable legal or regulatory requirement, (b) a non-employee director within the meaning of Rule 16-b3(i) under the Securities Exchange Act of 1934, and (c) an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "Internal Revenue Code").

     The new Board of Directors is reviewing all compensation plans to assure effectiveness and fiduciary responsibility.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

     The  purpose  of  the  Nominating  Committee  is  to:
     -- identify individuals qualified to become members of the Board, consistent with criteria approved by the Board;
     -- recommend to the Board candidates for all directorships to be filled by the Board or our stockholders;
     -- in consultation with the Chairman of the Board, recommend to the Board members of the Board to be appointed to committees of the Board and the chairpersons thereof, including filling any vacancies;
     -- develop and recommend to the Board a set of corporate governance principles applicable to us;
     -- oversee, evaluate and monitor the Board and its individual members, and our corporate governance principles and procedures; and
     -- fulfill such other duties and responsibilities as may be set forth in its charter or assigned by the Board from time to time.

     The Nominating Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Nominating Committee is an independent director in accordance with the applicable rules of the American Stock Exchange and any other applicable legal or regulatory requirement. The Nominating Committee operates pursuant to its charter, which was adopted by the Board, a copy of which was filed as Appendix B to our 2004 Proxy Statement.

     The Nominating Committee will consider nominees recommended by stockholders but it has not identified any special procedures stockholders need to follow in submitting such recommendations. The Nominating Committee has not identified any such procedures because as discussed below under the heading "Stockholder Communications to the Board," stockholders are free to send communications in writing directly to the Board, committees of the Board, and/or individual directors, at our corporate address in care of our Secretary.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2007 to the named executive officers that served during the year ended July 31, 2007 (the "Named Executive Officers").

                                              Stock
Name and                                      Option    All Other
Principal Position    Year  Salary    Bonus   Awards    Compensation    Total
--------------------  ----  --------  ------  --------  --------------  --------
Current Executive
Officers:
--------------------  ----  --------  ------  --------  --------------  --------
John Nano (1)
Chairman of the
Board of Directors,
President and Chief
Executive Officer,
Interim Chief
Financial Officer     2007  $134,615  $    -  $226,985  $ 23,084(2)(3)  $384,684
--------------------  ----  --------  ------  --------  --------------  --------
Aris Despo
Executive Vice
President -
Business
Development           2007   189,139       -       991   216,169(3)(4)   406,299
--------------------  ----  --------  ------  --------  --------------  --------
Former Executive
Officers:
--------------------  ----  --------  ------  --------  --------------  --------
Donald J. Freed (5)
Former President
and Chief
Executive Officer     2007   214,531       -   210,515    20,969(2)(3)   446,015
--------------------  ----  --------  ------  --------  --------------  --------
Michael E. Kiley (6)
Former Executive
Vice President
and Chief
Operating Officer     2007   113,462       -    24,616       63,379(6)   201,457
--------------------  ----  --------  ------  --------  --------------  --------
Michael D.
Davidson (7)
Former Chief
Financial
Officer               2007   144,365   5,000    98,329              -    247,694
--------------------  ----  --------  ------  --------  --------------  --------
Paul Levitsky (8)
Former Vice
President and
General Counsel       2007   182,862       -       237   164,169(3)(4)   347,268
--------------------  ----  --------  ------  --------  --------------  --------

(1) Represents salary since February 6, 2007. Mr. Nano does not receive additional compensation for serving as Chairman of the Board.
(2) Represents payment of $13,787 auto lease for Mr. Nano; $8,800 auto allowance for Dr. Freed.
(3) Represents accrual for discretionary contribution to 401(k) plan for year ended July 31, 2007 of $9,297 for Mr. Nano, $12,169 for Mr. Despo, $12,169
     for  Mr.  Levitsky  and  $12,169  for  Dr.  Freed.
(4) Represents severance payments of $204,000 for Mr. Despo, and $152,000 for Mr. Levitsky. See Note 18 of Notes to Consolidated Financial Statements in
     Part II, Item 8.
(5)  Dr. Freed's  employment  with  the  company terminated on February 4, 2007.

(6) Mr. Kiley resigned on November 27, 2006. We recognized $31,550 in compensation expense for modification of terms of his vested stock options outstanding, and reversed $6,934 of compensation expense related to stock options accrued, but not vested. Mr. Kiley received $63,379 for a consulting agreement with CTT from November 28, 2006 through February 21, 2007.
(7)  Mr. Davidson's  employment with the company terminated on February 6, 2007.
(8)  Mr. Levitsky's  employment  with  the company terminated on August 7, 2007.

GRANTS OF PLAN BASED AWARDS

     The following table shows equity awards granted to named executive officers during 2007. Equity awards granted in 2007 identified in the table below are also reported in the Outstanding Equity Awards at 2007 Year End Table.

                            Option
                            Awards:
                            Number of               Closing      Grant Date
                            Securities              Market       Fair Value
                            Underlying   Exercise   Price on     of Stock
                            Options      Price      Grant Date   Option Grants
Name           Grant Date        (#)(1)  ($/Share)          ($)          ($)(2)
Current
Executive
Officers
John Nano      02/02/07(3)     400,000        2.52         2.50        662,800
Aris Despo     08/16/06(4)      10,000        2.33         2.35         15,890
Former
Executive
Officers
Donald Freed   08/16/06(5)      18,000        2.33         2.35         28,602
Michael Kiley  08/16/06(4)      15,000        2.33         2.35         23,835
Michael
Davidson       08/16/06(5)      12,000        2.33         2.35         19,068
Paul Levitsky  08/16/06(4)      12,000        2.33         2.35         19,068

(1)  Granted  pursuant  to  our  1997  Employees'  Stock  Option  Plan.
(2) These amounts reflect the fair value as of the option grant date as determined by SFAS 123(R) for accounting purposes. For a description of the assumptions used to determine the grant date fair value, see Note 16 of Notes to Consolidated Financial Statements in Part II, Item 8. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3) These stock options vest 25% on issuance and 25% annually for three additional years.
(4) These stock options as issued would have vested 25% on the first anniversary of the grant and 25% annually thereafter. However, these employees resigned prior to the first anniversary of the grant and none of these options vested. Mr. Despo was subsequently rehired. Mr. Levitsky was subsequently rehired and later his employment with the company was terminated.
(5) These stock options as issued would have vested 25% on the first anniversary of the grant and 25% annually thereafter. However, due to the change in control on February 2, 2007, these options vested 100% on that date.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           Number of       Number of
           Securities      Securities
           Underlying      Underlying
           Unexercised     Unexercised                      Option
           Options (#)     Options (#)                      Expiration
Name       Exercisable(1)  Unexercisable(1)  Option Price   Date
John Nano         100,000        300,000(2)  $        2.52    02/02/17

(1)  Option  awards  under  our  1997  Employees'  Stock  Option  Plan.
(2) Vesting schedule: 25% each on February 2, 2008, 2009 and 2010, respectively.

OPTION EXERCISES DURING FISCAL YEAR 2007

     The following table sets forth information with respect to the named executive officers concerning exercises of options during fiscal year 2007.

                             Option Awards
                  -----------------------------------
                  Number of Shares   Value
                  Acquired or        Realized on
Name              Exercised (#)      Exercise ($)(1)
                  -----------------  ----------------
Michael Davidson             12,000  $         15,360
Paul Levitsky                10,000             6,650

(1) The value realized on exercise is calculated as the difference between the closing price of the shares underlying the options exercised and the applicable exercise price of those options.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

     John B. Nano signed an employment agreement with the Company in February 2, 2007. The agreement provides for employment for a period of three years from the effective date, ending at the close of business on February 2, 2010. The agreement states that the Company employs Mr. Nano as its President and Chief Executive Officer, and that he reports to the Company's Board of Directors. The agreement also states that Mr. Nano was appointed to the Board as its Chairman, without any additional compensation. The agreement established his starting annual base salary at $350,000, subject to reviews and increases at the sole discretion of the Board. The complete agreement, including all terms and definitions, can be found at www.sec.gov with the current report on Form 8-K dated February 6, 2007.

     Mr. Nano's responsibilities and duties are appropriate to the position of Chief Executive Officer the Company, including, without limitation, developing and implementing an overall strategic plan and annual business plans, raising new capital, and supervising day-to-day operations. The agreement entitles Mr. Nano to receive a yearly bonus of up to 50% of his base compensation, based upon the Company's performance and his performance of objectives during that time period as determined by the Compensation Committee of the Board. Mr. Nano's agreement provides for reimbursement of business related expenses, a leased car, and participation in employee benefit programs and plans.

     The company granted Mr. Nano ten year options ("Plan Options") for the purchase of an aggregate of 400,000 shares of the Company's common stock at the mean average of the high and low share price on the effective date of the agreement. The Plan Options vest 25% on each of the following four dates: immediately upon employment; on each successive one year anniversary of the date of employment.

     If Mr. Nano resigns his employment for good reason, or the Company terminates his employment without cause, he will be entitled to receive all accrued but unpaid salary and benefits through the date of termination plus severance benefits. In the event Mr. Nano resigns from the Company without good reason, or if the Company terminates his employment with cause, the Company has no liability to him except to pay his base compensation and any accrued benefits through his last day worked, and he will not be entitled to receive severance or other benefits.

     In the event of Mr. Nano's death, or if he is unable to fulfill his obligations to the Company due to illness, injury, physical or mental incapacity or other disability, for any 120 days within any 12 month period, all obligations under the agreement are terminated; except that: the Company will pay his base compensation and accrued benefits to him or to his estate, and any unvested Plan Options granted under this agreement will become fully vested and immediately exercisable for a period of one year by him or his estate. In the event of his death, any post-retirement benefits shall be paid to Executive's estate. In the event of his disability, he will be reimbursed for one-time premium post-retirement health coverage not to exceed $120,000.

     If the Company terminates Mr. Nano's employment without cause in conjunction with a Change in Control, he will be entitled to receive all accrued but unpaid salary and benefits through the date of termination plus the Change in Control benefit.

     The agreement's severance benefit granted to Mr. Nano provides for no less than twelve months continuation of his base compensation, his employment benefits, vesting of Options granted, and reimbursement for post retirement health coverage.

     The agreement's Changes in Control benefit granted to Mr. Nano provides for continuation of compensation in effect to be paid for a period of either twice the amount of the severance benefit period, or the remainder of his employment term, whichever is longer; continuation of his employment benefits and reimbursement for post-retirement health care benefits; and full and immediate vesting of any unvested but outstanding Options


     The following table summarizes the value of benefits payable to Mr. Nano pursuant to the arrangements described above:

    SUMMARY OF POTENTIAL PAYMENTS AT JULY 31, 2007 FOR JOHN B. NANO EMPLOYMENT
                                  CONTRACT (1)

                                                      Post
                            Benefits                  Retirement
               Severance    Summary      Options      Healthcare   Total
               ($)          ($)          Vesting ($)  ($)          ($)
               -----------  -----------  -----------  -----------  ----------
Resignation             -            -            -             -           -
Termination
- cause                 -            -            -             -           -
Death or
  disability            -            -   434,324 (4)      120,000     554,324
Resignation
- good reason  875,000 (2)  130,890 (3)  434,324 (4)      120,000   1,560,214
Termination
- w/o cause    875,000 (2)  130,890 (3)  434,324 (4)      120,000   1,560,214
Change of
  control      875,000 (2)  130,890 (3)  434,324 (4)      120,000   1,560,214

(1) Calculated based on the termination, resignation or change of control taking place as of July 31, 2007, the last day of our most recent fiscal year.
(2)  Reflects  continued  base  salary  for  remaining  term  of  the agreement.
(3) Reflects continued benefits of auto, medical, dental, vision and life insurance plan coverage for remaining term of the agreement.
(4) Reflects accelerated vesting of the unamortized cost of the options, as if the officer continued employment for the remaining term of the agreement.

COMPENSATION DISCUSSION AND ANALYSIS

     The purpose of CTT's Incentive Plan, which was approved by the Board on November 22, 2005, is to attract and retain personnel of experience and ability by providing an incentive to those who contribute to the successful operation of CTT. The Incentive Plan provides for eligible employees to earn an annual bonus incentive in cash. The targeted annual bonus incentive award is a percentage of the participant's salary earned during the plan year, as defined in the Incentive Plan, and is comprised of two parts, 50% of which is dependent upon attainment of financial performance metrics that serve as our company wide goals and objectives and are set at the beginning of the year (the "Company Component"), and 50% of which is dependent upon the individual's performance compared to each individuals' pre-established goals and objectives (the "Individual Component"). If our financial performance is less than 70% of its goal, there will be no award for the Company Component. If our financial performance is more than 120% of its goal, then the Company Component award will increase up to 125% of the award and may, under certain conditions, as defined, increase up to a maximum of 200% of the award. If a participant meets his or her individual goals, we may pay the Individual Component regardless of whether the Company Component is met. The Committee may suspend or amend the Incentive Plan at any time from time to time, and the Board may terminate the Incentive Plan.

     The Committee also determines the number and terms of stock options to grant to all employees pursuant to the Stock Option Plan. This plan provides additional long-term incentive for employees to maximize stockholder value and to attract, retain and motivate our employees to continue employment with us. To encourage and recognize the cooperative teamwork of all employees that is required to achieve our goals, we grant stock options to all employees to give them a proprietary interest in CTT.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

     This report of the Compensation and Stock Option Committee (the "Committee") shall not be deemed incorporated by reference by any general statement incorporating the Proxy Statement by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Acts"), except to the extent that CTT specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     CTT's compensation program consists of base salary, bonus, stock options, other incentive awards and other benefits, which the Committee generally reviews annually. The Committee's overall philosophy is to align compensation with our business strategy and to support achievement of our long-term goals. In order to attract and retain competent executives, we believe that it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience.

     The new Board of Directors is reviewing all compensation plans to assure effectiveness and fiduciary responsibility.

                 COMPENSATION AND STOCK OPTION COMMITTEE REPORT:

     We have reviewed and discussed with management certain Executive Compensation and Compensation Discussion and Analysis provisions to be included in the Company's Annual Report on Form 10-K, filed pursuant to the Securities Exchange Act of 1934, as amended (the "Annual Report"). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Executive Compensation and Compensation Discussion and Analysis provisions referred to above be included in the Company's Annual Report.

     Submitted by the Compensation and Stock Option Committee of the Board of
                                    Directors
                       Richard D. Hornidge, Jr. (Chairman)
                                  Rustin Howard
                                Ralph S. Torello

     This Compensation Committee Report is not deemed incorporated by reference by any general statement incorporating by reference of this Annual Report into any filing under the Securities Act of 1933, as Amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either such Acts.

DIRECTOR COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2007 to the non-employee Board of Director members:

                                    Fees                    Other
                                    Earned or               Equity
                                    Paid in     Option      Compen-
Name                                Cash        Awards(1)   sation(2)   Total
 Current Board:
 Joel M. Evans, M.D. (3)            $   10,000           -           -  $10,000
 Richard D. Hornidge, Jr. (3)           12,000           -           -   12,000
 Rustin Howard (4)                                       -           -        -
 Ben Marcovitch (3)(5)                   9,500           -           -    9,500
 William L. Reali (3)                   14,500           -           -   14,500
 Ralph S. Torello (3)                   10,500           -           -   10,500
Former Board:
 Richard E. Carver (6)                  37,500  $    3,172  $    5,913   46,585
 George W. Dunbar, Jr. (6)              13,500       3,172       5,913   22,585
 Maria-Luisa Maccecchini, Ph.D. (6)     15,000       3,172       5,913   24,085
 Charles J. Philippin (6)               16,000       3,172       5,913   25,085
 John M. Sabin (6)                      18,000       3,172       5,913   27,085

(1) Each director serving as such on January 3, 2007 received a stock option for 2,000 shares of common stock at $2.37 per share. We estimated the fair value of stock awards at $1.586 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 4.66%, volatility of 79.678% and dividend yield of 0. See Footnote 16 in Notes to Consolidated Financial Statements in Part II, Item 8.
(2) Each director serving as such on January 3, 2007 received 2,500 shares of stock under the 1996 Directors' Stock Participation Plan. The fair market value of the stock was $2.37 per share.
(3)  Elected  to  office  on  February  2,  2007.
(4)  Appointed  by  the  Board  on  October  5,  2007.
(5)  Terminated  by  the  Board  on  August  8,  2007.
(6)  Not reelected  on  February  2,  2007.

OUTSTANDING EQUITY AWARDS AT JULY 31, 2007

                                Number of
                                Securities
                                Underlying    Option     Option
                                Unexercised   Exercise   Expiration
Name                            Options (1)   Price      Date(2)
Richard E Carver                       4,000  $   8.375       8/1/07
                                      20,000       6.50       8/1/07
                                      10,000       2.14       8/1/07
                                      10,000       2.50       8/1/07
                                      10,000     10.835       8/1/07
                                      10,000       4.00       8/1/07
                                       2,000       2.37       8/1/07
George W. Dunbar, Jr.                 10,000  $   8.375       8/1/07
                                      20,000       6.50       8/1/07
                                      10,000       2.14       8/1/07
                                      10,000       2.50       8/1/07
                                      10,000     10.835       8/1/07
                                      10,000       4.00       8/1/07
                                       2,000       2.37       8/1/07
Maria-Luisa Maccecchini, Ph.D.        10,000     11.035       8/1/07
                                      10,000       4.00       8/1/07
                                       2,000       2.37       8/1/07
Charles J. Philippin                  10,000  $   8.375       8/1/07
                                      20,000       6.50       8/1/07
                                      10,000       2.14       8/1/07
                                      10,000       2.50       8/1/07
                                      10,000     10.835       8/1/07
                                      10,000       4.00       8/1/07
                                       2,000       2.37       8/1/07
John M. Sabin                         10,000      8.375       8/1/07
                                      20,000       6.50       8/1/07
                                      10,000     10.835       8/1/07
                                      10,000       4.00       8/1/07

(1)  Each stock  option  was granted pursuant to our 2000 Directors Stock Option
     Plan.  The  shares  were  vested  immediately  on  issuance.

(2) When the directors were terminated on February 2, 2007, they had 180 days in which to exercise their options. This expiration date is reflected in the table above.

     Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company. In addition, directors are issued shares of common stock pursuant to our 1996 Directors' Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below. In addition, effective in fiscal year 2005, the Chairman of the Board, if a non-employee, and the Chairman of the Audit Committee are paid annual stipends for the additional responsibilities and time commitments required of them. Mr. Nano, as an employee of the Company, has not been paid any compensation for serving as Chairman of the Board. Mr. Carver received stipends of $24,000 and $48,000 in 2007 and 2006, respectively. Mr. Reali has served as Chairman of the Audit Committee since February 2, 2007 and he has received a $3,000 stipend in 2007. Mr. Sabin served as Chairman of the Audit Committee until February 2, 2007 and received a $3,000 and $6,000 stipend in 2007 and 2006, respectively.

     Each non-employee director is also paid $1,000 for each Board meeting attended and $500 for each committee meeting attended. All directors are reimbursed for out-of-pocket expenses incurred to attend Board and committee meetings.

     Pursuant to our 1996 Directors' Stock Participation Plan, as amended, on the first business day of January, each non-employee director who has been elected by the stockholders and has served at least one full year as a director is issued a number of shares of common stock equal to the lesser of $15,000 divided by the per share fair market value of such stock on the issuance date, or 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year, but prior to the January issuance date, we will issue shares of common stock to the director on a pro-rata basis up to the termination date. Common stock may not be issued to pursuant to this plan after January 3, 2011.

     Pursuant to our 2000 Directors Stock Option Plan, non-employee directors are granted 10,000 fully vested, non-qualified stock options to purchase our common stock on the date the individual is first elected as a director, whether by the stockholders or by the Board, and is granted 10,000 options on the first business day of January thereafter, provided the individual is still a director. The stock options granted are at an exercise price not less than 100% of the fair market value of the common stock at the grant date and have a term of ten years from date of grant. If an individual's directorship terminates because of death or permanent disability, the stock options may be exercised within one year after termination. If the termination is for any other reason, the stock options may be exercised within 180 days after termination. However, the Board has the discretion to amend previously granted stock options to provide that such stock options may continue to be exercisable for specified additional periods following termination. In no event may a stock option be exercised after the expiration of its ten-year term. Stock options may not be granted under this plan after the first business day of January 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES:

Names of Beneficial Owners                        Amount
(and address, if ownership                        Beneficially
is more than 5%)                                  Owned         (A)  Percent (%)
------------------------------------------------  ------------  ---  -----------
Directors and executive officers
------------------------------------------------  ------------  ---  -----------
 Aris Despo                                              3,492                 *
------------------------------------------------  ------------  ---  -----------
 Joel M. Evans, M.D.                                    11,000  (B)            *
------------------------------------------------  ------------  ---  -----------
 Richard D. Hornidge, Jr.                               80,000  (B)          1.0
------------------------------------------------  ------------  ---  -----------
 Rustin Howard                                          10,000  (B)            *
------------------------------------------------  ------------  ---  -----------
 Paul A. Levitsky (C)                                   10,000                 *
------------------------------------------------  ------------  ---  -----------
 John B. Nano                                          109,022  (B)          1.3
------------------------------------------------  ------------  ---  -----------
 William L. Reali                                       15,000  (B)            *
------------------------------------------------  ------------  ---  -----------
 Ralph S. Torello                                       10,000  (B)            *
------------------------------------------------  ------------  ---  -----------
All directors and executive officers as a group        248,514               3.0
------------------------------------------------  ------------  ---  -----------

*    Less than  1%
(A) Except as indicated in notes that follow, designated person or group has sole voting and investment power
(B) Persons listed below have right to acquire the listed number of shares within 60 days from October 15, 2007 upon the exercise of stock options:

          Name                      Right to Acquire
          ------------------------  ----------------
          Joel M. Evans, M.D.                 10,000
          Richard D. Hornidge, Jr.            10,000
          Rustin Howard                       10,000
          John B. Nano                       100,000
          William L. Reali                    10,000
          Ralph S. Torello                    10,000
                                    ----------------
          All Directors and
          Executive Officers
          as a Group                         150,000
                                    ================

(C)  Mr. Levitsky's  employment  with  the company terminated on August 7, 2007.

Equity Compensation Plan Information

                                                                 Number of
                                                                 securities
                                                                 remaining
                                 Number of         Weighted-     available
                                 Securities to be  average       for future
                                 issued upon       exercise      issuance
                                 exercise of       price of      (excluding
                                 outstanding       outstanding   options
Plan Category                    options           options       outstanding)
-------------------------------  ----------------  ------------  ------------
Equity Compensation plans
  approved by security holders
-------------------------------  ----------------  ------------  ------------
1997 Employees'
  Stock Option Plan (1)                   618,575  $       3.04       436,723
-------------------------------  ----------------  ------------  ------------
2000 Directors'
  Stock Option Plan (2)                   327,000          6.24            --
-------------------------------  ----------------  ------------  ------------
1996 Directors'
  Stock Participation Plan (3)                  -                      59,159
-------------------------------  ----------------  ------------  ------------

(1) The 1997 Employees' Stock Option Plan provides for the granting of stock options to purchase our common stock. Stock options granted under the Plan must be granted at not less than 100% of the fair market value on the date of grant. The Compensation Committee determines the vesting period for the stock options. Stock options expire upon termination of grantee's employment or ten years after date of grant. At the option of the Compensation Committee, grants may continue to be exercisable through up to ten years after the grant date, irrespective of the termination of the optionee's employment with us. No options may be granted pursuant to this plan after September 30, 2007. On September 28, 2007, we granted 190,000 options under this plan.

(2) The 2000 Directors' Stock Option Plan provides for the granting of stock options to purchase our common stock. Stock options may be granted under this Plan to non-employee directors at not less than 100% of the fair market value on the date of grant. Each non-employee director is eligible to receive a grant of 10,000 fully vested common stock options when first elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. The maximum life of options granted under this plan is ten years from the date of grant. No options may be granted after January 4, 2010, the first business day in January 2010. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007.

(3) The 1996 Directors' Stock Participation Plan calls for the issuance of stock to each non-employee who has been served at least one year as a director on the first business day in January. They are entitled to receive the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director. This plan expires on January 3, 2011, the first business day in January 2011.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Our Board of Directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and other direct expenses relating to revenues.

     We incurred charges for consulting services, including expenses and use taxes, provided by one former director of $0, $1,000 and $25,000, in 2007, 2006 and 2005, respectively. We also incurred a charge of $22,000 in 2007, for consulting services provided by a relative of our current President and CEO, and of $17,000 in 2006 for consulting services provided by a relative of a former President and CEO.

     CTT's Board of Directors is composed of six members (refer to Item 10, Part
III). Directors Evans, Hornidge, Howard, Reali and Torello are considered to be independent directors. Director Nano is not considered an independent director, as he is an employee of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

     Effective February 12, 2007, the accounting firm BDO Seidman, LLP resigned as the company's independent registered public accountants. Effective February 20, 2007, the company engaged Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") as their independent registered public accountants.

     Fees Billed by Principal Accountants - The following table presents fees for professional services rendered by Mahoney Cohen and BDO for the years ended July 31, 2007 and 2006:

                                    2007           2006
                             ------------------  --------
                              Mahoney       BDO       BDO
                                Cohen   Seidman   Seidman
                             --------  --------  --------
     Audit fees              $129,056  $ 17,375  $117,000
     Audit related fees (1)     2,355     8,580         -
     All other fees                                    --
                             --------  --------  --------
     TOTAL                   $131,411  $ 25,955  $117,000
                             ========  ========  ========

(1)  Fees for  review  of  work  papers  and  proxy  consultation.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTANTS

     The Audit Committee has the sole authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor. After determining that providing the non-audit services is compatible with maintaining the auditor's independence, the Audit Committee pre-approves all audit and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts. If it is not practical for the Audit Committee to meet to approve fees for permitted non-audit services, the Audit Committee has authorized its chairman, currently Mr. Reali, to approve them and to review such pre-approvals with the Audit Committee at its next meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of financial statements and schedules.

     The following consolidated financial statements of Competitive Technologies, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

     Reports of Independent Registered Public Accounting Firms

     Consolidated Balance Sheets as of July 31, 2007 and 2006

     Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005

     Consolidated  Statements  of  Changes  in  Shareholders'  Interest  for the
     years  ended  July  31,  2007,  2006  and  2005

     Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005

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

                                       COMPETITIVE TECHNOLOGIES, INC.
                                       (the registrant)


                                       By /s/ John B. Nano
                                         -----------------
                                       John B. Nano
                                       Chairman, President and Chief Executive
                                       Officer, Interim Chief Financial Officer,
                                       Director and Authorized Signer


                                       Date: October ____, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       )  Date
----------------------------  ------------------------    )  ------------------
                                                          )
/s/ Joel M. Evans, M.D.       Director                    )  October 29, 2007
----------------------------                              )
Joel M. Evans, M.D.                                       )
                                                          )
                                                          )
/s/ Richard D. Hornidge, Jr.  Director                    )  October 29, 2007
----------------------------                              )
Richard D. Hornidge, Jr.                                  )
                                                          )
                                                          )
/s/ Rustin Howard             Director                    )  October 29, 2007
----------------------------                              )
Rustin Howard                                             )
                                                          )
                              Chairman, President,        )
                              Chief Executive Officer,    )
/s/ John B. Nano              Interim Chief Financial     )  October 29, 2007
----------------------------  Officer and Director        )
John B. Nano                                              )
                                                          )
                                                          )
/s/ William L. Reali          Director                    )  October 29, 2007
----------------------------                              )
William L. Reali                                          )
                                                          )
                                                          )
Ralph S. Torello              Director                    )
----------------------------                              )
Ralph S. Torello                                          )
                                                          )

                                  EXHIBIT INDEX

Exhibit
No.      Description
---      -----------

3.1 Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant's Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2 By-laws of the registrant as amended effective October 14, 2005, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005, and hereby incorporated by reference.

10.1* Registrant's Restated Key Employees' Stock Option Plan filed (on January 29, 2003) as Exhibit 4.3 to registrant's Registration Statement on Form S-8, File Number 33-87756, and hereby incorporated by reference.

10.2*    Registrant's  Annual  Incentive  Plan  filed  (on November 25, 2005) as
         Exhibit 99.1 to registrant's Current Report on Form 8-K dated November 22, 2005, and hereby incorporated by reference.

10.3* Registrant's 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant's Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.4* Registrant's 1996 Directors' Stock Participation Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 10.2 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.5* Registrant's 1997 Employees' Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.6* Severance Agreement and General Release between registrant and Frank R. McPike, Jr. effective November 1, 2003, filed (on March 16, 2004) as
         Exhibit 10.2 to registrant's Form 10-Q for the quarterly period ended January 31, 2004, and hereby incorporated by reference.

10.7 Common Stock Purchase Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27,
         2004) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.8 Registration Rights Agreement between the registrant and Fusion Capital Fund II, LLC dated February 25, 2004 filed (on February 27, 2004) as
         Exhibit 10.2 to registrant's Current Report on Form 8-K dated February 25, 2004, and hereby incorporated by reference.

10.9* Amended and Restated Employment Agreement by and between registrant and Donald J. Freed effective October 1, 2005, filed (on October 13, 2005) as Exhibit 10.22 to registrant's Annual Report on Form 10-K for the year ended July 31, 2005, and hereby incorporated by reference.

10.10* Amendment number one made February 15, 2006, to Amended and Restated Employment Agreement, dated as of October 1, 2005, between registrant and Donald J. Freed, filed (on February 23, 2006) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 23, 2006, and hereby incorporated by reference.

10.11* Employment Agreement dated as of February 15, 2006 between registrant and Michael E. Kiley, filed (on February 23, 2006) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 23, 2006, and hereby incorporated by reference.

10.12 Lease agreement dated April 28, 2006, between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc. filed (on June 9,
         2006) as Exhibit 10.27 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006, and hereby incorporated by reference.

10.13 Amendment to Lease made July 20, 2006 by and between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC, and Competitive Technologies, Inc., filed (on October 30, 2006) as Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended July 31, 2006, and hereby incorporated by reference.

10.14    Employment Agreement dated February 2, 2007 between registrant and John
         B. Nano, filed (on February 6, 2007) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 6, 2007, and hereby incorporated by reference.

10.15 Stock Purchase Agreement dated April 17, 2007 between registrant and Betty Rios Valencia, and Agrofrut E.U. filed on April 19, 2007 as
         Exhibit 10.1 to registrant's Current Report on Form 8-K dated April 19, 2007, and hereby incorporated by reference.

10.16^ Second Amendment to Lease made July 20, 2006 by and between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC and Competitive Technologies, Inc., and hereby incorporated by reference.

21^      Subsidiaries  of  registrant.

23.1^    Consent of  Mahoney  Cohen  &  Company,  CPA,  P.C.

23.2^    Consent of  BDO  Seidman,  LLP.

31.1^ Certification of the Principal Executive and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1+ Certification by the Principal Executive and Interim Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*        Management  Contract  or  Compensatory  Plan

^        Filed herewith

+        Furnished herewith