Form 10-K/A
period 2007-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2007-11-06
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  AMENDMENT 1
                                      TO
                                   FORM 10-K

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

                                                                     American
                                                                  Stock Exchange
                                                                      Listed
                                                                        CTT

     The Company's Form 10-K for the Fiscal Year ended July 31, 2007 is hereby Amended by replacing the Signature Page, page 83, with the following page.

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


Date: October 29, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                          Title                   )  Date
----------------------------  --------------------    )  ----------------
                                                      )
/s/ Joel M. Evans, M.D.       Director                )
----------------------------                          )
Joel M. Evans, M.D.                                   )
                                                      )
                                                      )
/s/ Richard D. Hornidge, Jr.  Director                )
----------------------------                          )
Richard D. Hornidge, Jr.                              )
                                                      )
                                                      )
/s/ Rustin Howard             Director                )
----------------------------                          )
Rustin Howard                                         )
                                                      )
                                                      )
                              Chairman, President,    )  October 29, 2007
                              Chief Executive         )
                              Officer, Interim        )
                              Chief Financial Officer )
                              and Director            )
/s/ John B. Nano                                      )
----------------------------                          )
John B. Nano                                          )
                                                      )
                                                      )
/s/ William L. Reali          Director                )
----------------------------                          )
William L. Reali                                      )
                                                      )
                                                      )
/s/ Ralph S. Torello          Director                )
----------------------------                          )
Ralph S. Torello                                      )
                                                      )