Form 10-Q
period 2007-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2007-12-14
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2007
                                -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to

                          Commission file number 1-8696
                                                 ------

                  *
                *****
              **-----**
            **-----       COMPETITIVE
          ****----        TECHNOLOGIES
            **=====       Unlocking the Potential of Innovation (R)
              **=====**
                *****
                  *  (R)  Technology Transfer and Licensing Services


                         COMPETITIVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
                             www.competitivetech.net

Delaware                                                36-2664428
--------                                                ----------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                       Identification No.)

777 Commerce Drive, Suite 100
Fairfield, Connecticut                                   06825
----------------------                                   -----
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

The number of shares of the registrant's common stock outstanding as of December 13, 2007 was 8,169,872 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          October 31, 2007 and July 31, 2007...................................3

          Condensed Consolidated Statements of Operations for the
          three months ended October 31, 2007 and 2006.........................4

          Condensed Consolidated Statement of Comprehensive
          Income (Loss) and Changes in Shareholders' Interest for
          the three months ended October 31, 2007..............................5

          Condensed Consolidated Statement of Cash Flows for the
          three months ended October 31, 2007 and 2006.........................6

          Notes to Condensed Consolidated Financial Statements............7 - 13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................14 - 18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........19

Item 4.   Controls and Procedures.............................................20


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings.................................................21

Item 1A.    Risk factors......................................................21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......21

Item 4.     Submission of Matters to a Vote of Security Holders...............21

Item 5.     Other.............................................................21

Item 6.     Exhibits..........................................................21

Signatures....................................................................22

Exhibit Index.................................................................23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                              OCTOBER 31, 2007  July 31, 2007
                                              ----------------  ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                   $     5,069,983   $    6,572,076
  Receivables, net of allowance of $422,604
    at October 31, 2007 and July 31, 2007             445,456          739,797
  Available-for-sale securities                       462,623        1,630,237
  Inventory                                            62,881           44,781
  Prepaid expenses and other current assets           263,870          377,419
                                              ----------------  ---------------
    Total current assets                            6,304,813        9,364,310

Property and equipment, net                           309,018          304,185
Other long term assets                                 43,861           43,861
Intangible assets acquired, net                             -              377
                                              ----------------  ---------------
      TOTAL ASSETS                            $     6,657,692   $    9,712,733
                                              ================  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                            $       690,967   $      727,808
  Accrued expenses and other liabilities            1,241,528        1,323,485
                                              ----------------  ---------------
    Total current liabilities                       1,932,495        2,051,293
Deferred Rent                                          67,337           62,624
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427 shares
    issued and outstanding                             60,675           60,675
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    8,107,380 shares issued                            81,073           81,073
  Capital in excess of par value                   35,390,549       35,263,453
  Accumulated deficit                             (30,874,988)     (28,315,344)
  Accumulated other comprehensive
    income (loss)                                         551          508,959
                                              ----------------  ---------------

    Total shareholders' interest                    4,657,860        7,598,816
                                              ----------------  ---------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' INTEREST                $     6,657,692   $    9,712,733
                                              ================  ===============

                             See accompanying notes

                   ------------------------------------------


                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations


                                           Three months ended October 31,
                                        ------------------------------------
                                                    2007               2006
                                        -----------------  -----------------
REVENUES
Retained royalties                      $        123,799   $        730,204
Investment income                                 80,014            164,972
Product Sales                                      6,796                  -
                                        -----------------  -----------------
                                                 210,609            895,176
                                        -----------------  -----------------
EXPENSES
Cost of Product Sales                              3,400                  -
Personnel and other direct
  expenses relating to revenues                1,107,524          1,057,008
General and administrative expenses            1,276,960            743,934
Patent enforcement expenses,
  net of reimbursements                          154,773            216,396
Loss on permanent impairment
  of available-for-sale securities               227,596                  -
                                        -----------------  -----------------
                                               2,770,253          2,017,338
                                        -----------------  -----------------
Loss before income taxes                      (2,559,644)        (1,122,162)
Provision (benefit) for income taxes                   -                  -
                                        -----------------  -----------------
NET LOSS                                $     (2,559,644)  $     (1,122,162)
                                        =================  =================
Basic and diluted loss per share        $          (0.32)  $          (0.14)
                                        =================  =================

Basic and diluted weighted
  average number of common
  shares outstanding:                          8,107,380          7,988,701

                             See accompanying notes

                   PART I.  FINANCIAL INFORMATION (Continued)
                   ------------------------------------------

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
  Condensed Consolidated Statement of Comprehensive Income (Loss) and Changes in
       Shareholders' Interest for the three months ended October 31, 2007



                                                                                          ACCUMU-
                                                                                          LATED
                         PREFERRED STOCK  COMMON STOCK                                    OTHER
                         ---------------  -----------------   CAPITAL                     COMPRE-     TOTAL
                         SHARES           SHARES              IN EXCESS    ACCUMU-        HENSIVE     SHARE-
                         OUTST-           OUTST-              OF PAR       LATED          INCOME/     HOLDERS'
                         ANDING  AMOUNT   ANDING     AMOUNT   VALUE        DEFICIT        (LOSS)      INTEREST
                         ------  -------  ---------  -------  -----------  -------------  ----------  ------------
Balance -
July 31, 2007             2,427  $60,675  8,107,380  $81,073  $35,263,453  $(28,315,344)  $ 508,959   $ 7,598,816

Comprehensive loss:
  Net loss                                                                   (2,559,644)               (2,559,644)
  Unrealized decrease
    in market value
    of securities                                                                          (585,452)     (585,452)
  Foreign currency
    translation
    adjustments
    on securities                                                                            62,490        62,490
  Reclassification
    to net loss                                                                              14,554        14,554
                                                                                                      ------------
  Comprehensive loss                                                                                   (3,068,052)
                                                                                                      ------------
  Compensation
    expense from
    stock option grants                                           127,096                                 127,096
                         ------  -------  ---------  -------  -----------  -------------  ----------  ------------
Balance -
October 31, 2007          2,427  $60,675  8,107,380  $81,073  $35,390,549  $(30,874,988)  $     551   $ 4,657,860
                         ======  =======  =========  =======  ===========  =============  ==========  ============

                                             See accompanying notes


                   ------------------------------------------
                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

                                             Three months ended October 31,
                                                   2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (2,559,644)  $  (1,122,162)
  Non-cash and other expenses (income)
    included in net income (loss):
  Depreciation and amortization                     17,745          20,449
  Deferred rent                                      4,713               -
  Share-based compensation - stock options         127,096          68,245
  Stock compensation accrued                        40,500          50,000
  Gain on available-for-sale securities            (10,592)              -
  Loss on permanent impairment
    of available-for-sale securities               227,596               -
  Changes in assets and liabilities:
    Receivables                                    294,341         142,676
    Inventory                                      (18,100)              -
    Prepaid expenses and other assets              113,548         101,856
    Accounts payable and accrued
      expenses and other liabilities              (159,298)        328,992
                                             --------------  --------------
Net cash used in operating activities           (1,922,095)       (409,944)
                                             --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (22,200)       (180,425)
  Proceeds from sale of
    available-for-sale securities                  442,202               -
                                             --------------  --------------
Net cash provided by (used in)
  investing activities                             420,002        (180,425)
                                             --------------  --------------

Net decrease in cash and cash equivalents       (1,502,093)       (590,369)
Cash and cash equivalents
  at beginning of period                         6,572,076      12,909,311
                                             --------------  --------------
Cash and cash equivalents
  at end of period                           $   5,069,983   $  12,318,942
                                             =============  ===============

                             See accompanying notes

                 COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

     Competitive Technologies, Inc. ("CTT"), and its wholly owned and majority owned subsidiaries (collectively, "we" or "us"), provide patent and technology licensing and commercialization services throughout the world (with concentrations in the U.S.A. and Asia), with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various universities, corporations and individuals. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients' technologies. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling about 20 units in the 2008 first quarter. The Company is seeking US distributors for this product. The condensed consolidated financial statements include the accounts of CTT and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     We believe we made all adjustments necessary to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three months ended October 31, 2007, are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2008.

     The interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2007, filed on October 29, 2007.

     The Company incurred an operating loss for the first quarter of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. At the current spending levels, the Company does not have sufficient cash flow to fund operating expenses beyond fiscal 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent on its developing other recurring revenue streams sufficient to cover operating costs. The Company is currently pursuing sale of certain assets and technologies while it pursues licensing opportunities for its remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would significantly negatively affect the Company's financial position.

2.   NET LOSS PER COMMON SHARE

     For the three months ended October 31, 2007 and 2006, respectively, 791,999 and 1,097,973 shares of outstanding common stock options were excluded from the computation of diluted net loss per share because they were anti-dilutive.

3.   COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss:               Three months Ended October 31,
                                       2007            2006
                                  --------------  --------------
Net loss                          $  (2,559,644)  $  (1,122,162)
Unrealized increase (decrease)
  in market price of securities        (585,452)        235,717
Foreign currency translation
  adjustments on securities              62,490           1,106
Reclassification to net income           14,554               -
                                  --------------  --------------
Comprehensive loss                $  (3,068,052)  $    (885,339)
                                  ==============  ==============

Accumulated other comprehensive loss consists of the following:

                                   October 31,    July 31,
                                      2007          2007
Accumulated net unrealized
  holding income (loss) on
  equity securities              $   (241,968)  $  80,951
Accumulated unrealized foreign
  currency translation gains          144,001     195,884
Accumulated unrealized gain
  from reversal of sale
  restriction discount                 98,518     232,124
                                 -------------  ---------
Accumulated other
  comprehensive income (loss)    $        551   $ 508,959
                                 =============  =========

4.   RECEIVABLES

Receivables consist of the following:
                                        October 31,   July 31,
                                              2007       2007
                                       ------------  ---------
Royalties, net of allowance of
  $422,604 at October 31, 2007
  and July 31, 2007                    $     61,333  $ 513,085
Receivable from insurance carrier           342,267    177,304
Other                                        41,856     49,408
                                       ------------  ---------
Total receivables                      $    445,456  $ 739,797
                                       ============  =========
5.     INVENTORY

Inventory consists primarily of thermal therapy units which were sold in the second quarter 2008. The balance of the inventory is for the stress reduction and memory improvement device.

Inventories, consisting of finished goods, are stated at the lower of cost (first-in, first-out) or market.

6.     EQUITY SECURITIES

     The Palatin and Clinuvel common stocks we hold are categorized as available-for-sale securities, carried at fair value, and classified as current assets. The fair value of the equity securities and other investments consists of the following:

                               October 31,     July 31,     Number
                                      2007         2007  of shares          Type
                                ----------  -----------  ---------  ------------

Palatin (at fair market value)  $   68,000  $   311,100    170,000  Common Stock
Clinuvel (basis $394,073)          394,623            -    913,032  Common Stock
    (original basis $825,682)            -    1,319,137  1,913,032  Common Stock
MelanoTan                               --           --    378,000  Common Stock
NTRU Cryptosystems, Inc.                --           --  3,129,509  Common Stock
                                ----------  -----------  ---------  ------------
                                $  462,623  $ 1,630,237

     During the first three months of fiscal 2008 we sold 1,000,000 shares of Clinuvel stock for $442,201 with a cost basis of $431,609. The gain on sale of $10,592, including gross gains of $23,190 and gross losses of $12,598, is included in investment income.

     As of October 31, 2007, the Company determined that the decline in value of the Palatin shares was other than temporary. As a result, the Company reduced the amount recorded as available for sale securities to equal the fair market value of such shares at October 31, 2007 and recognized a Loss on permanent impairment of available for sale securities of $227,596 during the first quarter of fiscal 2008.

     The following components of other comprehensive income were reclassified to net income:

                                          For the three
                                          months ended
                                          October 31, 2007
Unrealized net holding losses             $        262,533
Foreign currency translation adjustments          (114,373)
Sale restriction discount                         (133,606)
                                          -----------------
Reclassified to net income                $         14,554
                                          =================

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                         October 31,     July 31,
                                                2007         2007
                                        ------------  -----------

Royalties payable                       $    415,301  $   594,331
Accrued compensation                         354,504      236,218
Accrued professional fees                    342,371      388,779
Other                                        129,352      104,157
                                        ------------  -----------
Accrued expenses and other liabilities  $  1,241,528  $ 1,323,485
                                        ============  ===========

8.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     During the first quarter of fiscal 2008, the Company granted to its directors options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $2.52 per share that vest immediately. The fair value of these options was approximately $81,440, which was recorded as non-cash compensation expense during the three months ended October 31, 2007.

     During the first quarter of fiscal 2008, the Company granted to its employees options to purchase an aggregate of 190,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.25 which vest over the next four years. The fair value of these options was $272,080, which will be recognized as non-cash compensation expense over the vesting period.

     For the three months ended October 31, 2007, the Company recognized approximately $45,656 of non-cash compensation expense for the fair value of options granted to employees.

     The fair value of the Black-Scholes options-pricing model was calculated with the following weighted average assumptions used for the grant: risk-free interest rates from 4.23% to 4.62%; expected life five years; expected volatility from 74.408% to 75.746%, and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

9.     CONTINGENCIES

     Carolina Liquid Chemistries Corporation, et al. - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. We became aware of other infringers and amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court of Colorado ruled that Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") re-evaluate the validity of our patent. This request was granted by the USPTO on December 14, 2006 and re-examination proceedings are underway. We do not expect an adverse finding by the USPTO, however, the re-examination process will further delay the resolution of the case. Further action in this case is pending.

     Palatin - CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties have filed their complaints, counterclaims, and responses, and discovery is underway.

     CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998. The three-member arbitrators' panel has been selected and a formal hearing was to have been held at beginning of November 2007. The November hearing has been postponed amid continuing discussions by both parties. The arbitrators' panel agreed to allow both sides to file dispositive motions to summarily resolve certain claims.

     On October 2, 2007, we presented Palatin with a notice that it was in default of the PT-14 technology license agreement stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998.

     Ben Marcovitch and other co-defendants - On August 8, 2007 we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On October 22, 2007 at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel. At a

December 7, 2007 hearing, the Court requested CTT to specify an appropriate Prejudgment Remedy for the Court to consider. We intend to aggressively pursue this matter. We have also filed a claim under our fraud insurance policy.

Securities and Exchange Commission --On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program under which we repurchased shares of our common stock from time to time during the period from October 28, 1998 to March 22, 2001. CTT was named as a defendant in the suit due to the alleged conduct of Frank R. McPike, Jr., whose conduct in connection with the stock repurchase program was imputed to CTT as a matter of law. Relating to CTT, the SEC sought a permanent injunction prohibiting us from further violations of the Securities Exchange Act of 1934, and a civil penalty pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934 (this section provides for maximum penalties of $550,000 for a corporate entity and $110,000 per individual). On September 24, 2004, we responded to this civil suit, and filed a motion to dismiss the suit. On October 15, 2004, the SEC filed a motion opposing our motion to dismiss the suit. On July 21, 2005, our motion to dismiss the suit was denied. On April 10, 2006, we filed a separate motion for summary judgment to dismiss the case, and on June 15, 2006, the SEC filed a motion opposing our motion for summary judgment. On November 6, 2006, the court denied our motion for summary judgment. Our appeal of the denial of our motion for summary judgment in our favor was not successful.

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

     On October 10, 2007 we agreed to a settlement of this case without the Company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed on the Company by the SEC in connection with this settlement. The settlement agreement has been approved by the SEC and on October 26, 2007 was accepted by the Connecticut Federal District Court. This will close the SEC's investigation and proceedings against the Company. No members of CTT's current Board or management held positions with the Company during the period of 1998-2001.

     Frank R. McPike, who was charged separately from the Company but covered under the Company's insurance, personally agreed on a settlement with the SEC, which was accepted by the court on October 31, 2007. The Company incurred no costs in connection with Mr. McPike's settlement. The penalty phase for Mr. McPike is now under review by Mr. McPike, the SEC, and the Court.

     ICR, LLC - On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The consulting contract was cancelled by the new management after their election in February 2007.

     Employment Matters - In August 2007, a former employee filed another complaint with OSHA alleging that CTT had unfairly banned him from the workplace. We believe the complaint is without merit and expect to overcome the complaint as in other filings by Mr. Bechtel. This case is still in preliminary stages and no outcome can be predicted at this time.

     Summary - We may be a party to other legal actions and proceedings from time to time. We are unable to estimate the legal expenses or losses we may incur, or damages we may recover in these actions, if any, and have not accrued potential gains or losses in our financial statements. We record expenses in connection with these actions as they are incurred.

     We believe we carry adequate liability insurance, directors' and officers' insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of legal fees and other costs to defend or prosecute any of these actions may have a material adverse effect on our consolidated financial position, results of operations and cash flows in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in this Form 10-Q, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2007, filed with the Securities and Exchange Commission ("SEC") on October 29, 2007, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

     We are a full service technology transfer and licensing provider. We provide technology transfer, selling and licensing services focused on the technology needs of our customers, matching those requirements with commercially viable technology solutions, bridging the gap between market demand and innovation. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property, principally patents and inventions (collectively, the "technology" or "technologies"). They become our clients, for whom we find markets to sell or further develop their technology. We also develop relationships with those who have a need or use for technologies. They become our customers, usually through a license or sublicense. We identify and commercialize innovative technologies in life and physical sciences, electronics, and nano science developed by universities, companies and inventors. Our goal is to maximize the value of intellectual assets for the benefit of our clients, customers and shareholders.

     We earn revenues primarily from licensing our clients' and our own technologies to our customers (licensees). Our customers pay us royalties based on usage of the technology, and we share those royalties with our clients. Our customer's revenues and therefore our revenues fluctuate due to one-time upfront license fees, frequency of new licenses granted, expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling about 20 units in the 2008 first quarter. The Company is seeking US distributors for this product.

     The following discussion and analysis provides information we believe is relevant to an understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

     RELIANCE ON ONE REVENUE SOURCE. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. We continue to seek new technology licenses to mitigate the concentration of revenues, and replace revenues from expiring licenses.

     Presentation

     We rounded all amounts in this Item 2 to the nearest thousand dollars (except per share data). Certain amounts may not total precisely. All periods discussed in this Item 2 relate to our fiscal year ending July 31 (first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively).

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2007 ("FIRST QUARTER 2008") VS. THREE MONTHS ENDED OCTOBER 31, 2006 ("FIRST QUARTER 2007")

     SUMMARY OF RESULTS

     We incurred a net loss for the first quarter 2008 of $2,560,000 or $0.32 per share, compared to a net loss of $1,122,000 or $0.14 per share, for the first quarter 2007, an increased net loss of $1,438,000, or $0.18 per share. As explained in detail below, the increase in the net loss is due to a $685,000 decrease in revenues and a $753,000 increase in expenses.

     REVENUES

     In the first quarter 2008, total revenues were $211,000, compared to $895,000 for the first quarter 2007, a decrease of $685,000, or 76%.

     Retained royalties for the first quarter 2008 were $124,000, which was $606,000, or 83% less than the $730,000 of retained royalties reported in the first quarter 2007. The following compares retained royalty revenues by technology in the first quarter 2008 with the first quarter 2007.

                          For the three months
                             ended October 31,
                          --------------------
                                                   Increase   % Increase
                               2007       2006    (Decrease)   (Decrease)
                          ---------  ---------  ------------  -----------
Homocysteine assay           26,000    575,000     (549,000)        (95)%
All other technologies       98,000    155,000      (57,000)        (37)%
                          ---------  ---------  ------------  -----------
TOTAL RETAINED ROYALTIES  $ 124,000  $ 730,000  $  (606,000)        (83)%
                          =========  =========  ============  ===========

     Royalty revenues from our homocysteine technology decreased $549,000 in the first quarter 2008 compared to the first quarter 2007, or a 95% decrease. The decrease is due to the expiration of the underlying patent in July 2007.

     Investment income includes dividends and interest earned on our invested cash, as well as gains from the sale of available-for-sale securities. Investment income was $80,000 in the first quarter 2008, which was a decrease of $85,000, or 52% from the $165,000 reported for the first quarter 2007. The decrease was due to lower invested balances for the current quarter as compared to the prior year.

     Product sales consists of sales of our new stress management and electronic memory improvement product for the first quarter of fiscal 2008. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling about 20 units in the 2008 first quarter. The Company is seeking US distributors for this product.

     EXPENSES
                                   For the three months
                                      ended October 31,
                                 ----------------------
                                                          Increase   % Increase
                                       2007        2006  (Decrease)   (Decrease)
                                 ----------  ----------  ----------  -----------
Cost of product sales            $    3,000  $        -  $  3,000           na
Personnel and other direct
  expenses relating to revenues   1,108,000   1,057,000    51,000            5 %
General and administrative
   expenses                       1,277,000     744,000   533,000           72 %
Patent enforcement expenses net
  of reimbursements                 155,000     216,000   (61,000)         (28)%
Loss on permanent impairment
  of available-for-sale
  securities                        227,000           -   227,000           na
                                 ----------  ----------  ----------  -----------
    TOTAL EXPENSES               $2,770,000  $2,017,000  $753,000           37 %
                                 ==========  ==========  ==========  ===========

     Total expenses increased $753,000 in the first quarter 2008, compared to the first quarter 2007.

     Cost of product sales consist of the cost of our new electronic stress management and memory improvement product for the first quarter of fiscal 2008.

     Personnel and other direct expenses relating to revenues increased a net $51,000 in the first quarter 2008, compared to the first quarter 2007, with increases in patent and technology costs of $39,000, marketing costs of $17,000, consulting costs of $37,000, as well as severance costs associated with staff reductions in August 2007 of $203,000, offset by decreased payroll and related expenses of $244,000.

     General and administrative expenses increased a net $533,000 in the first quarter 2008, compared to the first quarter 2007 primarily due to litigation expense regarding Agrofrut E.U. investment of $348,000 and increased activity in a complaint filed by a former employee of $59,000, as well as an increase in investor relations costs of $60,000 and non-cash compensation related to stock options granted to Directors in August of $81,000, offset by decreases in Directors' fees and expenses of $44,000.

     Patent enforcement expenses, net of reimbursements, decreased a net $61,000 in the first quarter 2008, compared to the first quarter 2007. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation.

     Loss on permanent impairment of available-for-sale securities of $227,000 relates to our investment in Palatin shares. During the first quarter of fiscal 2008, the Company determined that the decline in market value of the Palatin shares was other than temporary and wrote the investment down to its fair market value as of October 31, 2007.

     Financial Condition and Liquidity

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies and to protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards.

     At October 31, 2007, we had no outstanding debt or available credit facility, and we believe that it would be very difficult for CTT to obtain any form of debt financing due to the current composition of our balance sheet, including a lack of hard assets against which to borrow, and the unpredictable nature of our annual cash flows. Our financing options currently are limited. We must rely on cash on hand and cash flows from operations, if any, though this situation could change in the future.

     While we still believe we will be successful in increasing recurring revenues in fiscal 2008 by licensing new technologies to customers and collecting due, but unpaid, royalties on existing licenses, to more than offset our operating costs and produce a profit for fiscal 2008, to date, such revenue and achievement of profitability has not yet occurred. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or monetizing assets. Through December 10, 2007, we have continued to sell our available-for-sale securities including all of our holdings of Palatin shares for proceeds of approximately $314,000. We have approximately 200,0000 shares of Clinuvel stock remaining to be sold. The market value at current prices is approximately $70,000. We expect to be able to sell our pain management device (which already has CE approval in the European Union) starting in the third quarter of fiscal 2008. The Palatin arbitration and the lawsuit against Ben Marcovitch should have future costs at greatly reduced levels than what is reflected in our Statement of Operations through October 31, 2007. We believe that the combination of our cash on hand and existing revenue flow will be sufficient to meet our current and anticipated operating cash requirements through fiscal 2008.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At October 31, 2007, cash and cash equivalents were $5,069,983 compared to $6,572,076 at July 31, 2007. Cash used in operating activities was $1,922,095, reflecting our net loss, which included legal fees of approximately $500,000 which we do not believe will continue. Cash flow provided by investing activities includes $442,000 proceeds from the sale of securities available for sale. Our cash and cash equivalents balance is approximately $4,800,000 as of December 10, 2007.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs (federal and state). However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for the first quarter of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. At the current spending levels, the Company does not have sufficient cash flow to fund operating expenses beyond fiscal 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent on its developing other recurring revenue streams sufficient to cover operating costs. Our plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have increased our global marketing capabilities, searching for new sources of technologies, licensing those technologies, and establishing strategic relationships. The Company is currently pursuing sale of certain assets and technologies while it puts its plan into operation. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would significantly negatively affect the Company's financial position.


     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     There have been no substantial changes to our contractual obligations since July 31, 2007.

     Contingencies. Our directors, officers, employees and agents may claim indemnification in certain circumstances. We are currently exposed to potential indemnification claims by a former executive in connection with a civil suit filed by the SEC (See Note 9 of Notes to Condensed Consolidated Financial Statements includes in Part I, Item 1). We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers liability insurance, subject to deductibles.

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

     As of October 31, 2007, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $210,123, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $912 of these obligations in 2008.

     Currently, we engage independent consultants who provide us with business development, consulting and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2008 or 2007.

CRITICAL ACCOUNTING ESTIMATES

     There have been no significant changes in our accounting estimates described under the caption "Critical Accounting Estimates" included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual report on Form 10-K for the year ended July 31, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have significant market risk to the valuation of our assets other than risks related to our equity security holdings of Clinuvel Pharmaceuticals Limited ("Clinuvel"). The value of this investment is included as current assets. During the quarter ended October 31, 2007, 1,000,000 shares of the Clinuvel stock were sold. The value of this asset is subject to share price fluctuations as well as foreign currency fluctuations of the Australian Stock Exchange-traded Clinuvel shares. We consider unrealized fluctuations in the fair value of the Clinuvel shares to be temporary, and have recorded those changes in other comprehensive loss.

     As of October 31, 2007, we determined that the decline in value of our securities holdings of Palatin Technologies, Inc. ("Palatin") was other than temporary. As a result, the Company recorded a loss on permanent impairment of available-for-sale securities of $227,596 during the first quarter of fiscal 2007.

     During the three months ended October 31, 2007, the following changes in value occurred with respect to Palatin and Clinuvel shares:

                                   For the three months ended October 31, 2007
                                   -------------------------------------------

                                       Palatin     Clinuvel    Total
                                       ----------  ----------  ----------

Unrealized increase (loss) in market
  value of securities                  $       -   $(585,452)  $(585,452)
Foreign currency translation
  adjustments on securities                    -      62,490      62,490
Reclassification to net income           (15,504)     30,058      14,554
                                       ----------  ----------  ----------

Other comprehensive income (loss)      $ (15,504)  $(492,904)  $(508,408)
                                       ==========  ==========  ==========

ITEM 4.     CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures
          ------------------------------------------------

          Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, were effective as of October 31, 2007.

     (b)  Change in Internal Controls
          ---------------------------

          There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings

     See Note 9 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ John B. Nano.
                              --------------------
                              John B. Nano
                              Chairman, President, Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer and Authorized Signer

December 13, 2007

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

























                                    AMERICAN
                                 STOCK EXCHANGE
                                     LISTED
                                       CTT