Form 10-Q
period 2008-03-14
COMPETITIVE TECHNOLOGIES INC
filed 2008-03-17
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2008
                 -----------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of March 10, 2008 was 8,179,872 shares

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at January 31,
          2008 and July 31, 2007...............................................3

     Condensed Consolidated Statements of Operations for the
          three months ended January 31, 2008 and 2007.........................4

     Condensed Consolidated Statements of Operations for the
          six months ended January 31, 2008 and 2007...........................5

     Condensed Consolidated Statement of Comprehensive Income
          (Loss) and Changes in Shareholders' Interest for
          the six months ended January 31, 2008................................6

     Condensed Consolidated Statement of Cash Flows for the
          six months ended January 31, 2008 and 2007...........................7

     Notes to Condensed Consolidated Financial Statements.................8 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................14 - 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................22


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................23

Item 1A. Risk factors.........................................................23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other................................................................23

Item 6.  Exhibits.............................................................23

Signatures....................................................................24

Exhibit Index.................................................................25

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


                                             JANUARY 31, 2008   July 31, 2007
                                             -----------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $      4,522,207   $   6,572,076
  Receivables, net of allowance of $422,604
    at January 31, 2008 and July 31, 2007             679,736         739,797
  Available-for-sale securities                             -       1,630,237
  Inventory                                            34,100          44,781
  Prepaid expenses and other current assets           193,542         377,419
                                             -----------------  --------------
    Total current assets                            5,429,585       9,364,310

Property and equipment, net                           290,338         304,185
Other long term assets                                 41,583          43,861
Intangible assets acquired, net                             -             377
                                             -----------------  --------------
      TOTAL ASSETS                           $      5,761,506   $   9,712,733
                                             =================  ==============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                           $      1,290,193   $     727,808
  Accrued expenses and other liabilities              799,808       1,323,485
                                             -----------------  --------------
    Total current liabilities                       2,090,001       2,051,293
Deferred Rent                                          71,166          62,624
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427 shares
    issued and outstanding                             60,675          60,675
  Common stock, $.01 par value, 20,000,000
    shares authorized, 8,179,872 and
    8,107,380 shares issued and outstanding            81,798          81,073
  Capital in excess of par value                   35,632,174      35,263,453
  Accumulated deficit                             (32,174,308)    (28,315,344)
  Accumulated other comprehensive income                    -         508,959
                                             -----------------  --------------

    Total shareholders' interest                    3,600,339       7,598,816
                                             -----------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
        INTEREST                             $      5,761,506   $   9,712,733
                                             =================  ==============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                         Three months ended January 31,
                                                  2008            2007
                                         --------------  --------------
REVENUES
Retained royalties                       $     429,240   $     744,209
Investment income                               50,765         159,783
Product sales                                   50,488               -
                                         --------------  --------------
                                               530,493         903,992
                                         --------------  --------------
EXPENSES
Cost of product sales                           47,981               -
Personnel and other direct expenses
  relating to revenues                         907,412       1,417,825
General and administrative expenses            915,874       2,869,289
Patent enforcement expenses, net of
  reimbursements                              (122,855)        179,709
Loss on sale of available-for-sale
  securities                                    81,401               -
                                         --------------  --------------

                                             1,829,813       4,466,823
                                         --------------  --------------
(Loss) before income taxes                  (1,299,320)     (3,562,831)
Provision (benefit) for income taxes                 -               -
                                         --------------  --------------

NET (LOSS)                               $  (1,299,320)  $  (3,562,831)
                                         ==============  ==============

Basic and diluted (loss) per share       $       (0.16)  $       (0.44)
                                         ==============  ==============


Basic and diluted weighted average
  number of common shares outstanding:       8,158,760       8,017,260


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                         Six months ended January 31,
                                                  2008            2007
                                         --------------  --------------
REVENUES
Retained royalties                       $     553,039   $   1,474,413
Investment income                              120,187         324,755
Product sales                                   57,284               -
                                         --------------  --------------
                                               730,510       1,799,168
                                         --------------  --------------
EXPENSES
Cost of product sales                           51,381               -
Personnel and other direct expenses
  relating to revenues                       2,014,936       2,474,833
General and administrative expenses          2,192,834       3,613,223
Patent enforcement expenses, net of
  Reimbursements                                31,918         396,105
Impairment of available-for-sale
  securities                                   227,596               -
Loss on sale of available-for-sale
  securities, net of gains                      70,809               -
                                         --------------  --------------

                                             4,589,474       6,484,161
                                         --------------  --------------
(Loss) before income taxes                  (3,858,964)     (4,684,993)
Provision (benefit) for income taxes                 -               -
                                         --------------  --------------

NET (LOSS)                               $  (3,858,964)  $  (4,684,993)
                                         ==============  ==============

Basic and diluted (loss) per share       $       (0.47)  $       (0.59)
                                         ==============  ==============


Basic and diluted weighted average
  Number of common shares outstanding:       8,133,070         8,002,981

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
 Condensed Consolidated Statement of Comprehensive Income (Loss) and Changes in
                             Shareholders' Interest
                   For the six months ended January 31, 2008

                                 PREFERRED STOCK  COMMON STOCK                                         ACCUMULATED
                                 ---------------- ---------------------                                OTHER           TOTAL
                                 SHARES                                  CAPITAL                       COMPRE-         SHARE-
                                 OUTST-           SHARES                 IN EXCESS      ACCUMULATED    HENSIVE         HOLDERS'
                                 ANDING  AMOUNT   OUTSTANDING   AMOUNT   OF PAR VALUE   DEFICIT        INCOME/(LOSS)   INTEREST
                                 ------  -------  ------------  -------  -------------  -------------  --------------  ------------

Balance - July 31, 2007           2,427  $60,675    8,107,380   $81,073  $  35,263,453  $(28,315,344)  $     508,959   $ 7,598,816
Comprehensive loss:
  Net (loss)                                                                              (3,858,964)                   (3,858,964)
  Unrealized decrease in
    market value of securities                                                                              (626,144)     (626,144)
  Foreign currency translation
    adjustments on securities                                                                                 60,923        60,923
  Reclassification to net loss                                                                                56,262        56,262
                                                                                                                       ------------

  Total comprehensive (loss)                                                                                            (4,367,923)

  Compensation expense
    from stock option grants                                                   221,238                                     221,238
  Stock issued under
    401(k) Plan                                        62,492       625        132,483                                     133,108
  Stock issued to Directors                            10,000       100         15,000                                      15,100
                                 ------  -------  ------------  -------  -------------  -------------  --------------  ------------

Balance - January 31, 2008        2,427  $60,675    8,179,872   $81,798  $  35,632,174  $(32,174,308)  $           -   $ 3,600,339
                                 ======  =======  ============  =======  =============  =============  ==============  ============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows

                                                   Six months ended January 31,
                                                            2008          2007
                                                   --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $  (3,858,964)  $(4,684,993)
  Non-cash and other expenses (income)
    included in net loss:
  Interest earned on restricted cash                           -        (1,755)
  Depreciation and amortization                           35,957        44,565
  Deferred rent                                            8,542             -
  Share-based compensation - stock options               221,238       182,938
  Accrued stock contribution                              71,350        54,562
  Loss on available-for-sale securities                   70,809             -
  Loss on permanent impairment of
    available-for-sale securities                        227,596             -
  Changes in assets and liabilities:
    Receivables                                           60,061     2,420,207
    Inventory                                             10,681             -
    Prepaid expenses and other
      long-term assets                                   186,154       153,835
    Accounts payable and accrued
      expenses and other liabilities                     115,566     1,496,332
                                                   --------------  ------------
Net cash used in operating activities                 (2,851,010)     (334,309)
                                                   --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (21,732)     (214,722)
  Restricted cash                                              -    (2,500,000)
  Proceeds from sales of available-for-sale
    securities                                           822,873             -
                                                   --------------  ------------
Net cash provided by (used in)
  investing activities                                   801,141    (2,714,722)
                                                   --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                     -        19,500
                                                   --------------  ------------
Net cash provided by financing activities                      -        19,500
                                                   --------------  ------------

Net (decrease) in cash and cash equivalents           (2,049,869)   (3,029,531)
Cash and cash equivalents at beginning of period       6,572,076    12,909,311
                                                   --------------  ------------

Cash and cash equivalents at end of period         $   4,522,207   $ 9,879,780
                                                   ==============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On November 21, 2007, the Company contributed 62,492 shares of common stock valued at $133,108 to the 401(k) Plan. On January 2, 2008, the Company issued 10,000 shares valued at $15,100 as compensation to four non-employee directors under the 1996 Directors' Stock Participation Plan.

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

     Competitive Technologies, Inc. ("CTT"), and its wholly owned and majority owned subsidiaries (collectively, "we" or "us"), provide patent and technology licensing and commercialization services throughout the world with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various universities, corporations and individuals. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients' technologies. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling 33 units in the first six months 2008. The Company is seeking US distributors for this product. The condensed consolidated financial statements include the accounts of CTT and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended
January 31, 2008 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2008.

     The interim unaudited condensed consolidated financial statements and notes thereto, as well as the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2007, filed on October 29, 2007.

     The Company incurred an operating loss for the first six months of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the next 12 months. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

2.   NET LOSS  PER  COMMON  SHARE

     For the six months ended January 31, 2008 and 2007, respectively, 831,080 and 1,097,973 shares of outstanding common stock options were excluded from the computation of diluted net loss per share because they were anti-dilutive.

3.   COMPREHENSIVE  LOSS  AND  ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Comprehensive  loss  consists  of  the  following:
     -------------------------------------------------

                          Three months ended          Six months ended
                          January 31,                 January 31,
                          2008          2007          2008          2007
                          ------------  ------------  ------------  ------------

Net (loss)                $(1,299,320)  $(3,562,831)  $(3,858,964)  $(4,684,993)
Unrealized increase
  (decrease) in market
  price of securities         (40,692)      635,730      (626,144)      871,447
Foreign currency
  translation adjustments
  on securities                (1,567)        2,992        60,923         4,098
Reclassification to
  net income                   41,708             -        56,262             -
                          ------------  ------------  ------------  ------------
Comprehensive (loss)      $(1,299,871)  $(2,924,109)  $(4,367,923)  $(3,809,448)
                          ============  ============  ============  ============

     Accumulated  other  comprehensive  loss  consists  of  the  following:
     ---------------------------------------------------------------------

                                        JANUARY 31,   July 31,
                                        2008          2007
                                        ------------  ---------

Accumulated net unrealized holding
 income on equity securities            $          -  $  80,951
Accumulated unrealized foreign
 Currency translation gains                        -    195,884
Accumulated unrealized gain from
 reversal of sale restriction discount             -    232,124
                                        ------------  ---------
Accumulated other comprehensive
 income                                 $          -  $ 508,959
                                        ============  =========

4.   RECEIVABLES

     Receivables  consist  of  the  following:
     -----------------------------------------

                                         JANUARY 31,   July 31,
                                         2008          2007
                                         ------------  ---------

Royalties, net of allowance of $422,604
 at January 31, 2008 and July 31, 2007   $     51,083  $ 513,085
Receivable from insurance carrier             603,298    177,304
Other                                          25,355     49,408
                                         ------------  ---------
Total receivables                        $    679,736  $ 739,797
                                         ============  =========

     Receivable from insurance carrier relates to SEC litigation regarding Mr. McPike as noted in Part I, Note 9.

5.   INVENTORY

     Inventory  consists of the stress reduction and memory improvement devices.

     Inventories, consisting of finished goods, are stated at the lower of cost (first-in, first-out) or market.

6.   EQUITY  SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at fair value, and classified as current assets, consisted of the following:

                           JANUARY 31,   July 31,    Number
                           2008          2007        of shares  Type
                           ------------  ----------  ---------  ------------

Palatin (original
  basis $295,596)                     -  $  311,100    170,000  Common Stock
Clinuvel (original
  basis $825,682)                     -   1,319,137  1,913,032  Common Stock
MelanoTan                             -           -    378,000  Common Stock
NTRU Cryptosystems, Inc.              -           -  3,129,509  Common Stock
                           ------------  ----------
                           $        -0-  $1,630,237
                           ============  ==========

     At October 31, 2007, the Company determined that the decline in value of the Palatin shares was other than temporary. As a result, the Company reduced the amount recorded as available-for-sale securities to equal the fair market value of such shares at October 31, 2007 and recognized an impairment of available-for-sale securities of $227,596 during the first quarter of fiscal 2008.

     During the first six months of fiscal 2008 we sold 170,000 shares of Palatin stock with a cost basis of $68,000 for $40,716. The loss on the sale of $27,284, including gross gains of $-0- and gross losses of $27,284, is included in loss on sale of available-for-sale securities.

     In addition, during the first six months of fiscal 2008 we sold 1.9 million shares of Clinuvel stock for $782,157 with a cost basis of $825,682. The loss on sale of $43,525, including gross gains of $24,325 and gross losses of $67,850, is included in loss on sale of available-for-sale securities.

7.   ACCRUED  EXPENSES  AND  OTHER  LIABILITIES

     Accrued  expenses  and  other  liabilities  consist  of  the  following:
     -----------------------------------------------------------------------

                                        JANUARY 31,   July 31,
`                                       2008          2007
                                        ------------  ----------

Royalties payable                       $    102,077  $  594,331
Accrued compensation                         306,856     236,218
Accrued professional fees                    176,223     388,779
Other                                        214,652     104,157
                                        ------------  ----------
Accrued expenses and other liabilities  $    799,808  $1,323,485
                                        ============  ==========

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

     During the first quarter of fiscal 2008, the Company granted to its non-employee directors as their initial directors award, options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $2.52 per share that vest immediately. During the second quarter of fiscal 2008, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $1.51 per share that vest immediately. The fair value of the options granted for the three months ended

October 31, 2007 was $81,440, and $46,250 for options granted for the three months ended January 31, 2008. These amounts were recorded as non-cash compensation expense during the respective periods.

During the first quarter of fiscal 2008, the Company granted to its employees options to purchase an aggregate of 190,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.25 which vest over four years. The fair value of these options was $272,080, which will be recognized as non-cash compensation expense over the vesting period. For the three months and six months ended January 31, 2008, the Company recognized $47,892 and $93,548, respectively, of non-cash compensation expense for the fair value of options granted to employees.

     The fair value of the Black-Scholes options-pricing model was calculated with the following weighted average assumptions used for the grant: risk-free interest rates from 3.28% to 4.62%; expected life five years; expected volatility from 71.909% to 75.746%, and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, to the option holder.

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

     Palatin Technologies - CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties filed their complaints, counterclaims, and responses. CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998.

     On October 2, 2007, we presented Palatin with a notice that it was in default of the PT-14 technology license agreement stating that Palatin committed a material breach of the March 31, 1998 agreement.

     On January 22, 2008, we announced an agreement with Palatin terminating the License Agreement of March 31, 1998. As part of this agreement, Palatin agreed to pay CTT $800,000. These funds were received in January 2008. In addition, it was agreed that all disputes and liabilities related to the Agreement being discussed in both the litigation and arbitration proceedings would be dismissed. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client.

     CTT retains all rights to the technology commonly known as PT-14, and is pursuing discussions with parties to develop this technology.

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

     On August 31, 2007, we filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch, Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, John Derek Elwin, III, a former CTT employee, and other defendants. The complaint claims that false and misleading information had been provided to CTT in a conspiracy to fraudulently obtain funds from CTT using the Agrofrut transaction. We have requested, among other relief, punitive damages and attorneys' fees. It is our opinion and that of our Board of Directors that this lawsuit is required to recover our $750,000 and to settle outstanding issues regarding the named parties.

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

     Securities and Exchange Commission-- On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program.

     We filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005 and thereafter have been covered by our insurance carrier.

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

     ICR, LLC - On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The consulting contract was cancelled by the new management after their election in February 2007. CTT has filed counter-claims against ICR. The matter remains unresolved.

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

     We earn revenues primarily from licensing our clients' and our own technologies to our customers (licensees). Our customers pay us royalties based on usage of the technology, and we share those royalties with our clients. Our customer's revenues and therefore our revenues fluctuate due to one-time upfront license fees, frequency of new licenses granted, expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling 33 units in the first six months 2008. The Company is seeking US distributors for this product.

     The following discussion and analysis provides information we believe relevant to an understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

     RELIANCE  ON  ONE  REVENUE  SOURCE

During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenues from expiring licenses.

     PRESENTATION

     We rounded all amounts in this Item 2 to the nearest thousand dollars, except per share data. Certain amounts may not total precisely. All periods discussed in this Item 2 relate to our fiscal year ending July 31: first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively.

RESULTS  OF  OPERATIONS  -  THREE MONTHS ENDED JANUARY 31, 2008 ("SECOND QUARTER
2008")  VS.  THREE  MONTHS  ENDED  JANUARY  31,  2007  ("SECOND  QUARTER  2007")

     SUMMARY  OF  RESULTS

     We incurred a net loss for the second quarter 2008 of $1,299,000 or $0.16 per share, compared to a net loss of $3,563,000 or $0.44 per share, for the second quarter 2007, a decreased net loss of $2,264,000, or $0.28 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $2,637,000 in expenses partially offset by a decrease in revenue of $374,000.

     REVENUES

     In the second quarter 2008, total revenues were $530,000, compared to $904,000 for the second quarter 2007, a decrease of $374,000, or 41%.

     Retained royalties for the second quarter 2008 were $429,000, which was $315,000, or 42% less than the $744,000 of retained royalties reported in the second quarter 2007. The following compares retained royalty revenues by technology in the second quarter 2008 with the second quarter 2007.

                           For  the  three  months  ended  January  31,
                           --------------------------------------------
                                                 Increase   % Increase
                               2008      2007   (Decrease)   (Decrease)
                           --------  --------  -----------  -----------

Homocysteine assay         $ 57,000  $579,000  $ (522,000)        (90)%
Sexual Dysfunction          320,000    60,000     260,000          433%
All other technologies       52,000   105,000     (53,000)        (50)%
                           --------  --------  -----------
 TOTAL RETAINED ROYALTIES  $429,000  $744,000  $ (315,000)        (42)%
                           ========  ========  ===========

     Royalty revenues from our homocysteine technology decreased $522,000 in the second quarter 2008 compared to the second quarter 2007, or a 90% decrease. The decrease is due to the expiration of the underlying patent in July 2007.

     Royalty revenues from our sexual dysfunction technology increased $260,000 in the second quarter of 2008 compared to the second quarter of 2007, or a 433% increase. As a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc., we recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $51,000 in the second quarter 2008, which was a decrease of $109,000, or 68% from the $160,000 reported for the second quarter 2007. The decrease was due to lower invested balances for the current quarter as compared to the prior year.

     Product sales for the second quarter of fiscal 2008 consist of sales of our thermal therapy units, and our new electronic stress management and memory improvement device. In fiscal 2008, we began test marketing the stress reduction and memory improvement device in the US, selling 13 units in the second quarter 2008. The Company is seeking US distributors for this product.

     EXPENSES
                                        For the three months ended January 31,
                            --------------------------------------------------
                                                        Increase   % Increase
                                  2008         2007    (Decrease)   (Decrease)
                            -----------  ----------  ------------  -----------

Cost of product sales       $   48,000   $        -  $    48,000            -
Personnel and other
  direct expenses relating
  to revenues                  907,000    1,418,000     (511,000)         (36)
General and adminis-
  trative expenses             916,000    2,869,000   (1,953,000)         (68)
Patent enforcement
   expenses net
  of reimbursements           (123,000)     180,000     (303,000)        (168)
Loss on sale of available-
  for-sale securities           81,000            -       81,000            -
                            -----------  ----------  ------------
 TOTAL EXPENSES             $1,829,000   $4,467,000  $(2,638,000)         (59)
                            ===========  ==========  ============

     Total expenses decreased $2,638,000 in the second quarter 2008, compared to the second quarter 2007.

     Cost of product sales for the second quarter of fiscal 2008 consist of the cost of our thermal therapy units, and our new electronic stress management and memory improvement product.

     Personnel and other direct expenses relating to revenues decreased a net $511,000 in the second quarter 2008, compared to the second quarter 2007, with decreases in payroll and related taxes of $229,000, a result of reducing headcount 40%, from 20 to 12, severance $266,000, employee stock option expense $51,000, employee bonuses $16,000, and recruiting expenses $21,000, offset by increases in consulting fees of $13,000 and direct expenses incurred to develop new technologies $63,000.

     General and administrative expenses decreased a net $1,953,000 in the second quarter 2008, compared to the second quarter 2007 primarily due to settlement of litigation with our current CEO last year for $1,000,000, plus the related legal fees of $713,000, including $650,000 paid directly to the plaintiffs attorney as part of the settlement, proxy and annual meeting costs from last year totaling $571,000 and elimination of prior year investment banking expenses totaling $31,000, offset by increases in other litigation costs of $212,000, primarily for Marcovitch, investor relations costs $48,000, audit and SOX section 404 compliance expenses $53,000, marketing costs $33,000, and directors fees and expenses $22,000, including stock option expenses.

     Patent enforcement expenses, net of reimbursements, decreased a net $303,000 in the second quarter 2008, compared to the second quarter 2007. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The benefit recorded for reimbursements in the second quarter is the result of settling our arbitration proceeding with Palatin Technologies, Inc., whereby we were able to recoup $480,000 of incurred legal fees.

     Loss on sale of available-for-sale securities of $81,000 relates to sale of available for sale Palatin and Clinuvel securities.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JANUARY 31, 2008 ("FIRST HALF 2008") VS. SIX MONTHS ENDED JANUARY 31, 2007 ("FIRST HALF 2007")

     SUMMARY  OF  RESULTS

     We incurred a net loss for the first half 2008 of $3,859,000 or $0.47 per share, compared to a net loss of $4,685,000 or $0.59 per share, for the first half 2007, a decreased net loss of $826,000, or $0.12 per share. As explained in detail below, the decrease in the net loss is due to a decrease in expenses of $1,895,000 partially offset by a decrease in revenue of $1,068,000.

REVENUES

     In the first half 2008, total revenues were $731,000, compared to $1,799,000 for the first half 2007, a decrease of $1,068,000, or 59%.

     Retained royalties for the first half 2008 were $553,000, which was $921,000, or 62% less than the $1,474,000 of retained royalties reported in the first half 2007. The following compares retained royalty revenues by technology in the first half 2008 with the first half 2007.

                                     For  six  months  ended  January  31,
                                     -------------------------------------

                                                    Increase   % Increase
                               2008        2007    (Decrease)   (Decrease)
                           --------  ----------  ------------  -----------

Homocysteine assay         $ 83,000  $1,155,000  $(1,072,000)        (93)%
Sexual Dysfunction          320,000      60,000      260,000          433%
All other technologies      150,000     259,000     (109,000)        (42)%
                           --------  ----------  ------------
 TOTAL RETAINED ROYALTIES  $553,000  $1,474,000  $  (921,000)        (62)%
                           ========  ==========  ============


     Royalty revenues from our homocysteine technology decreased $1,072,000 in the first half 2008 compared to the first half 2007, or a 93% decrease. The decrease is due to the expiration of the underlying patent in July 2007.

     Royalty revenues from our sexual dysfunction technology increased $260,000 in the first half of 2008 compared with the first half of 2007, or a 433% increase. As a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc., we recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $120,000 in the first half 2008, which was a decrease of $205,000, or 63% from the $325,000 reported for the first half 2007. The decrease was due to lower invested balances for the first half as compared to the prior year.

     Product sales for the first half 2008 consists of sales of our thermal therapy unit, and our new electronic stress management and memory improvement device. In fiscal 2008, we began test marketing the stress reduction and memory improvement device in the US, selling 33 units in the first half 2008. The Company is seeking US distributors for this product.

     EXPENSES

                                         For the six months ended January 31,
                                         ------------------------------------
                                                    Increase      % Increase
                                  2008        2007    (Decrease)   (Decrease)
                            ----------  ----------  ------------  -----------

Cost of product sales       $   51,000  $        -  $    51,000            -
Personnel and other
  direct expenses
  relating to revenues       2,015,000   2,475,000     (460,000)         (19)
General and administ-
  rative expenses            2,193,000   3,613,000   (1,420,000)         (39)
Patent enforcement
  expenses net
  of reimbursements             32,000     396,000     (364,000)         (92)
Loss on permanent
  impairment of available-
  for-sale securities          228,000           -      228,000            -
Loss on sale of available-
  for-sale securities           71,000           -       71,000            -
                            ----------  ----------  ------------  -----------
  TOTAL EXPENSES            $4,590,000  $6,484,000  $(1,894,000)         (29)
                            ==========  ==========  ============

     Total expenses decreased $1,894,000 in the first half 2008, compared to the first half 2007.

     Cost of product sales for the first half fiscal 2008 consist of the cost of our thermal therapy unit, and our new electronic stress management and memory improvement product.

     Personnel and other direct expenses relating to revenues decreased a net $460,000 in the first half 2008, compared to the first half 2007, with decreases in payroll and related taxes $483,000, the result of reducing headcount 40% from 20 to 12, severance expense $93,000, and employee stock option expense $74,000, offset by increased consulting expenses $24,000, employee bonuses $44,000, and other direct expenses incurred to develop new technologies $118,000.

     General and administrative expenses decreased a net $1,420,000 in the first half 2008, compared to the first half 2007, primarily due to settlement of litigation with our current CEO for $1,000,000 last year plus the related legal fees of $730,000, including $650,000 paid directly to the plaintiffs attorney as part of the settlement. In addition, we incurred approximately $562,000 of costs last year related to the proxy fight and the annual meeting. Last year we incurred $63,000 in investment banking costs on a contract that was cancelled when the new management team assumed control. These savings were offset by current year expenses of $480,000 related to the Marcovitch litigation, increased audit and section 404 compliance expenses of $138,000, increased investor relations expenses $109,000, increased marketing expenses $76,000 primarily related to launching our stress reduction and memory improvement device, a net increase in directors fees and expenses $60,000, including stock expenses, and an increase other legal/litigation fees of $72,000.

     Patent  enforcement  expenses,  net  of  reimbursements,  decreased  a  net
$364,000 in the first half 2008, compared to the first half 2007. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction in patent enforcement expenses for the first half of 2008 compared with the first half of 2007 is the result of settling our arbitration proceeding with Palatin Technologies, Inc., whereby we were able to recoup $480,000 of incurred legal fees.

     Loss on permanent impairment of available-for-sale securities of $228,000 relates to our investment in Palatin shares. During the first quarter of fiscal 2008, the Company determined that the decline in market value of the Palatin shares was other than temporary and wrote the investment down to its fair market value as of October 31, 2007.

Loss on sale of securities of $71,000 relates to our sale of available for sale Palatin and Clinuvel securities.

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

     At January 31, 2008, we had no outstanding debt or available credit facility, and believe it would be very difficult for CTT to obtain debt financing due to the current composition of our balance sheet, including a lack of hard assets against which to borrow, and the unpredictable nature of our annual cash flows. Our financing options currently are limited. We must rely on cash on hand and cash flows from operations, if any, though this situation could change in the future.

     We believe we will successfully increase recurring revenues in fiscal 2008 by licensing new technologies to customers and collecting due, but unpaid, royalties on existing licenses, to more than offset our operating costs and produce a profit for fiscal 2008. To date, such revenue and achievement of profitability has not yet occurred. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. Our litigation costs, including the lawsuit against Ben Marcovitch, should have future costs at greatly reduced levels than what is reflected in our Statement of Operations through January 31, 2008. The Company may not have sufficient cash flow to fund operating expenses beyond the next 12 months.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At January 31, 2008, cash and cash equivalents were $4,522,000 compared to $6,572,000 at July 31, 2007. The loss of $3,859,000 for the first six months of fiscal 2008 contained non-cash charges of $565,000 and changes in assets and liabilities of $372,000, resulting in cash used in operations of $2,851,000. Cash flow provided by investing activities includes proceeds of $823,000 primarily from the sale of available-for-sale securities. These activities reduced cash by $2,050,000. As of March 10, 2008, our cash and cash equivalents balance is approximately $3,600,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL  REQUIREMENTS

     The Company incurred an operating loss for the first half of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. At the current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the next 12 months. This condition raises substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. Our plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have increased our global marketing capabilities, searching for new sources of technologies, licensing those technologies, and establishing strategic relationships. The Company is currently pursuing sale of certain assets and technologies while it puts its plan into operation. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses could significantly negatively affect the Company's financial position.

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

     We also carry liability insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against claims and lawsuits that occur in the ordinary course of business.

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

     As of January 31, 2008, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $208,394, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $1,729 of these obligations in 2008.

     Currently, we engage independent consultants who provide us with business development, consulting and/or evaluation services under contracts that are cancelable upon certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2008 or 2007.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our marketable securities were sold in the first half 2008, eliminating market risk to the valuation of those assets.

ITEM  4.  CONTROLS  AND  PROCEDURES

     (a)     Evaluation  of  disclosure  controls  and  procedures
             -----------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President, Chief
Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008.

     (b)     Change  in  Internal  Controls
             ------------------------------

     There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ John B. Nano.
                              ------------------------
                              John B. Nano
                              Chairman, President, Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer and Authorized Signer
                              March 17, 2008

                               INDEX TO EXHIBITS


Exhibit  No.     Description
------------     -----------


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