Form 10-Q
period 2008-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2008-06-12
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2008
                         -------------------------------------

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

Delaware                                    36-2664428
--------                                    ----------
(State or other jurisdiction if             (I.R.S. Employer Identification No.)
 incorporation or organization)

777 Commerce Drive, Suite 100
Fairfield, Connecticut                                   06825
----------------------                                   -----
(Address of principal executive offices)                 (Zip Code)

                                 (203) 368-6044
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]     Accelerated filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [ ]          No [ ]

The number of shares of the registrant's common stock outstanding as of June 12, 2008 was 8,179,872 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at April 30, 2008
          (unaudited) and July 31, 2007........................................3

     Condensed Consolidated Statements of Operations for the
          three months ended April 30, 2008 and 2007 (unaudited)...............4

     Condensed Consolidated Statements of Operations for the
          nine months ended April 30, 2008 and 2007 (unaudited)................5

     Condensed Consolidated Statement of Comprehensive Income (Loss)
          and Changes in Shareholders' Interest for the nine months
          ended April 30, 2008 (unaudited).....................................6

     Condensed Consolidated Statement of Cash Flows for the
          nine months ended April 30, 2008 and 2007 (unaudited)................7

     Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)..........................................8 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................15 - 21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

Item 4.  Controls and Procedures..............................................23


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................24

Item 1A. Risk factors.........................................................24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other................................................................24

Item 6.  Exhibits.............................................................24

Signatures....................................................................25

Exhibit Index.................................................................26

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                           APRIL 30, 2008    July 31, 2007
                                            (Unaudited)
                                          ----------------  ---------------
ASSETS
Current Assets:
  Cash and cash equivalents               $     2,900,705   $    6,572,076
  Receivables, net of allowance
    of $101,154 and $422,604 at
    April 30, 2008 and July 31, 2007              948,037          739,797
  Available-for-sale securities                         -        1,630,237
  Inventory                                        31,300           44,781
  Prepaid expenses and other
    current assets                                170,070          377,419
                                          ----------------  ---------------
    Total current assets                        4,050,112        9,364,310

Property and equipment, net                       280,711          304,185
Other long term assets                             40,833           43,861
Intangible assets acquired, net                         -              377
                                          ----------------  ---------------
      TOTAL ASSETS                        $     4,371,656   $    9,712,733
                                          ================  ===============

LIABILITIES AND
SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                        $       586,693   $      727,808
  Accrued expenses and other liabilities        1,071,173        1,323,485
                                          ----------------  ---------------
    Total current liabilities                   1,657,866        2,051,293
Deferred Rent                                      74,994           62,624
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427
    shares issued and outstanding                  60,675           60,675
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    8,179,872 and 8,107,380 shares
    issued and outstanding                         81,798           81,073
  Capital in excess of par value               35,681,426       35,263,453
  Accumulated deficit                         (33,185,103)     (28,315,344)
  Accumulated other comprehensive income                -          508,959
                                          ----------------  ---------------

    Total shareholders' interest                2,638,796        7,598,816
                                          ----------------  ---------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' INTEREST              $     4,371,656   $    9,712,733
                                          ================  ===============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                         Three months ended April 30,
                                                 2008           2007
                                         -------------  -------------
REVENUES
Retained royalties                       $    210,490   $    664,308
Investment income                              26,337        121,237
Product sales                                   1,302        107,041
                                         -------------  -------------
                                              238,129        892,586
                                         -------------  -------------
EXPENSES
Cost of product sales                             800         76,539
Personnel and other direct
  expenses relating to revenues               539,065      1,913,644
General and administrative expenses           708,317        819,300
Patent enforcement expenses,
  net of reimbursements                           742        124,957
                                         -------------  -------------

                                            1,248,924      2,934,440
                                         -------------  -------------
(Loss) before income taxes                 (1,010,795)    (2,041,854)
Provision (benefit) for income taxes                -              -
                                         -------------  -------------

NET (LOSS)                               $ (1,010,795)  $ (2,041,854)
                                         =============  =============

Basic and diluted (loss) per share       $      (0.12)  $      (0.25)
                                         =============  =============


Basic and diluted weighted average
  number of common shares outstanding:     8,179,872     8,047,899

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                         Nine months ended April 30,
                                                2008          2007
                                         ------------  ------------
REVENUES
Retained royalties                       $   763,529   $ 2,138,721
Investment income                            146,524       445,992
Product sales                                 58,586       107,041
                                         ------------  ------------
                                             968,639     2,691,754
                                         ------------  ------------
EXPENSES
Cost of product sales                         52,181        76,539
Personnel and other direct
  expenses relating to revenues            2,554,001     4,388,477
General and administrative expenses        2,901,151     4,432,523
Patent enforcement expenses,
  net of reimbursements                       32,660       521,062
Impairment of available-for-sale
  securities                                 227,596             -
Loss on sale of available-for-sale
  securities, net of gains                    70,809             -
                                         ------------  ------------

                                           5,838,398     9,418,601
                                         ------------  ------------
(Loss) before income taxes                (4,869,759)   (6,726,847)
Provision (benefit) for income taxes               -             -
                                         ------------  ------------

NET (LOSS)                               $(4,869,759)  $(6,726,847)
                                         ============  ============

Basic and diluted (loss) per share       $     (0.60)  $     (0.84)
                                         ============  ============


Basic and diluted weighted average
  number of common shares outstanding:     8,148,443     8,017,901

                             See accompanying notes



                                            PART I. FINANCIAL INFORMATION (CONTINUED)

                                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Comprehensive Income (Loss) and Changes in Shareholders' Interest
                                             For the nine months ended April 30, 2008
                                                           (Unaudited)


                              PREFERRED STOCK     COMMON STOCK
                              ------------------  --------------------  CAPITAL                     ACCUMU-          TOTAL
                              SHARES                                    IN EXCESS    ACCUMU-        LATED OTHER      SHARE-
                              OUTST-              SHARES                OF PAR       LATED          COMPREHENSIVE    HOLDERS'
                              ANDING   AMOUNT     OUTSTANDING  AMOUNT   VALUE        DEFICIT        INCOME/(LOSS)    INTEREST
                              -------  ---------  -----------  -------  -----------  -------------  ---------------  ------------

Balance - July 31, 2007         2,427  $  60,675    8,107,380  $81,073  $35,263,453  $(28,315,344)  $      508,959   $ 7,598,816
Comprehensive loss:
  Net (loss)                                                                           (4,869,759)                    (4,869,759)
  Unrealized decrease
     in market value
    of securities                                                                                         (626,144)     (626,144)
  Foreign currency
    translation adjust-
    ments on securities                                                                                     60,923        60,923
  Reclassification
    to net loss                                                                                             56,262        56,262
                                                                                                                     ------------

  Total compre-
    hensive (loss)                                                                                                    (5,378,718)

  Compensation
    expense from stock
    option grants                                                           270,490                                      270,490
  Stock issued under
    401(k) Plan                                        62,492      625      132,483                                      133,108
  Stock issued to Directors                            10,000      100       15,000                                       15,100
                              -------  ---------  -----------  -------  -----------  -------------  ---------------  ------------

Balance - April 30, 2008        2,427  $  60,675    8,179,872  $81,798  $35,681,426  $(33,185,103)  $            -   $ 2,638,796
  (Unaudited)                 =======  =========  ===========  =======  ===========  =============  ===============  ============


                                                 See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)



                                              Nine months ended April 30,
                                                     2008          2007
                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                  $(4,869,759)  $(6,726,847)
  Non-cash and other expenses (income)
    included in net loss:

  Depreciation and amortization                    54,186        68,155
  Deferred rent                                    12,370             -
  Share-based compensation - stock options        270,490       845,417
  Accrued stock contribution                      120,662       104,562
  Loss on available-for-sale securities            70,809             -
  Loss on permanent impairment of
    available-for-sale securities                 227,596             -
  Changes in assets and liabilities:
    Receivables                                  (208,240)    1,872,416
    Inventory                                      13,481             -
    Prepaid expenses and other
      long-term assets                            210,376       138,290
    Accounts payable and accrued
      expenses and other liabilities             (365,881)      922,502
                                              ------------  ------------
Net cash used in operating activities          (4,463,910)   (2,775,505)
                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (30,334)     (223,757)
  Proceeds from sales of
    available-for-sale securities                 822,873             -
  Investment in non-public companies                    -      (750,000)
                                              ------------  ------------
Net cash provided by (used in)
  investing activities                            792,539      (973,757)
                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options              -        78,425
                                              ------------  ------------
Net cash provided by financing activities               -        78,425
                                              ------------  ------------

Net (decrease) in cash and cash equivalents    (3,671,371)   (3,670,837)
Cash and cash equivalents at
  beginning of period                           6,572,076    12,909,311
                                              ------------  ------------

Cash and cash equivalents at end of period    $ 2,900,705   $ 9,238,474
                                              ============  ============

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

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Interim Financial Statements
                                  (Unaudited)

1.     BASIS OF PRESENTATION

     The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

     Competitive Technologies, Inc. ("CTT"), and its wholly owned and majority owned subsidiaries (collectively, "we" or "us"), provide patent and technology licensing and commercialization services throughout the world with respect to a broad range of life, electronic, physical, and nano science technologies originally invented by various universities, corporations and individuals. We are compensated for our services primarily by sharing in the license and royalty fees generated from the successful licensing of our clients' technologies. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling 37 units in the first nine months fiscal 2008. The Company is seeking US distributors for this product. The condensed consolidated financial statements include the accounts of CTT and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2008.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2007, filed on October 29, 2007.

     The Company incurred an operating loss for the first nine months of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

2.     NET LOSS PER COMMON SHARE

     For the nine months ended April 30, 2008 and 2007, respectively, 837,478 and 1,116,415 shares of outstanding common stock options were excluded from the computation of diluted net loss per share because they were anti-dilutive.

3.     COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss consists of the following:
     --------------------------------------------

                                Three months ended           Nine months ended
                                          April 30,                  April 30,
                                2008          2007          2008          2007
                         ------------  ------------  ------------  ------------
Net (loss)               $(1,010,795)  $(2,041,854)  $(4,869,759)  $(6,726,847)
Unrealized increase
  (decrease) in market
  price of securities              -       219,985      (626,144)    1,091,432
Foreign currency
  translation adjust-
  ments on securities              -       105,408        60,923       109,506
Reclassification to
  net income                       -             -        56,262             -
                         ------------  ------------  ------------  ------------
Comprehensive (loss)     $(1,010,795)  $(1,716,461)  $(5,378,718)  $(5,525,909)
                         ============  ============  ============  ============


     Accumulated other comprehensive loss consists of the following:
     --------------------------------------------------------------

                                         APRIL 30,   July 31,
                                              2008       2007
                                        ----------  ---------

Accumulated net unrealized holding
 income on equity securities            $        -  $  80,951
Accumulated unrealized foreign
 Currency translation gains                      -    195,884
Accumulated unrealized gain from
 reversal of sale restriction discount           -    232,124
                                        ----------  ---------
Accumulated other comprehensive
 income                                 $        -  $ 508,959
                                        ==========  =========


4.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

     In February 2008, the FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP FAS 157-1"). FSP FAS 157-1 excludes FASB Statement No. 13, "Accounting for Leases" (SFAS 13"), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157. The Company believes that upon the adoption of SFAS 157, FSP FAS 157-1 will have no affect on the way the Company accounts for its leases under SFAS 13.

     In February 2008, the FASB issues FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial

Liabilities". FSP FAS 157-2 is effective upon issuance. The Company is currently evaluating the impact adoption of FAP FAS 157-2 may have on the financial statements.

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

     In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

     In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

     SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements.

5.     RECEIVABLES

     Receivables consist of the following:
     ------------------------------------

                                       APRIL 30,   July 31,
                                            2008       2007
                                      ----------  ---------
Royalties, net of allowance of
  $101,154 and $422,604 at April 30,
  2008 and July 31, 2007              $  709,949  $ 513,085
Receivable from insurance carrier        207,283    177,304
Other                                     30,805     49,408
                                      ----------  ---------
Total receivables                     $  948,037  $ 739,797
                                      ==========  =========

Receivable from insurance carrier relates to SEC litigation regarding Mr. McPike as noted in Part I, Note 10.

     6.     INVENTORY

     Inventory consists of the stress reduction and memory improvement devices.

     Inventories, consisting of finished goods, are stated at the lower of cost (first-in, first-out) or market.

7.     EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at fair value, and classified as current assets, consisted of the following:

                            APRIL 30,    July 31,  Number
                                 2008        2007  of shares  Type
                           ----------  ----------  ---------  ------------
Palatin (original
  basis $295,596)                   -  $  311,100    170,000  Common Stock
Clinuvel (original
  basis $825,682)                   -   1,319,137  1,913,032  Common Stock
MelanoTan                           -           -    378,000  Common Stock
NTRU Cryptosystems, Inc.            -           -  3,129,509  Common Stock
                           ----------  ----------
                           $      -0-  $1,630,237
                           ==========  ==========

     At October 31, 2007, the Company determined that the decline in value of the Palatin shares was other than temporary. As a result, the Company reduced the amount recorded as available-for-sale securities to equal the fair market value of such shares at October 31, 2007 and recognized an impairment of available-for-sale securities of $227,596 during the first quarter of fiscal 2008.

     During the first nine months of fiscal 2008 we sold 170,000 shares of Palatin stock with an adjusted cost basis of $68,000 for $40,716. The loss on the sale of $27,284, including gross gains of $-0- and gross losses of $27,284, is included in loss on sale of available-for-sale securities.

     In addition, during the first nine months of fiscal 2008 we sold 1.9 million shares of Clinuvel stock for $782,157 with a cost basis of $825,682. The loss on sale of $43,525, including gross gains of $24,325 and gross losses of $67,850, is included in loss on sale of available-for-sale securities.

8.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:
     ---------------------------------------------------------------

                                         APRIL 30,    July 31,
                                              2008        2007
                                        ----------  ----------

Royalties payable                       $  514,247  $  594,331
Accrued compensation                       153,679     236,218
Accrued professional fees                  196,028     388,779
Customer refunds                            54,749           -
Accrued payables - inventory                34,911           -
Other                                      117,559     104,157
                                        ----------  ----------
Accrued expenses and other liabilities  $1,071,173  $1,323,485
                                        ==========  ==========

9.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company accounts for its non-employee options under EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services" ("EITF 96-18").
`
     During the first quarter of fiscal 2008, the Company granted to its non-employee directors as their initial directors award, options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $2.52 per share that vested immediately. The fair value of the options granted for the first quarter fiscal 2008 was $81,440. This amount was recorded as non-cash compensation expense during the respective period.

     During the second quarter of fiscal 2008, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $1.51 per share that vested immediately. The fair value of the options granted for the second quarter fiscal 2008 was $46,250. This amount was recorded as non-cash compensation expense during the respective period.

     During the first quarter of fiscal 2008, the Company granted to its employees options to purchase an aggregate of 190,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.25 which vest over four years. The fair value of these options was $272,080, which will be recognized as non-cash compensation expense over the vesting period. For the three and nine months ended April 30, 2008, the Company recognized $49,252 and $142,800, respectively, of non-cash compensation expense for the fair value of options granted to employees.

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

10.     CONTINGENCIES

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

     Ben Marcovitch and other co-defendants - On August 8, 2007, we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On October 22, 2007, at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel. At a December 7, 2007 hearing, the Court requested CTT to specify an appropriate Prejudgment Remedy for the Court to consider. On December 20, 2007, a Prejudgment Remedy was issued granting garnishment of the $750,000 CTT is seeking to recover.

     On January 11, 2008, the Court denied the defendants' attempts at demonstrating that Connecticut was not the proper jurisdiction for these hearings.

     On April 22, 2008, the Court ruled that the defendants must make arrangements for depositions to be completed by May 2, 2008, a date that was then extended by the Court. The Court granted permission for the defendants' depositions to be conducted via video conferencing when the defendants indicated their inability to travel to the Connecticut court. The depositions were conducted on June 2, 2008.

     We intend to aggressively pursue this matter. We have also filed a claim under our fraud insurance policy with Federal Insurance Company, a part of the Chubb Group.

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

     We filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005 and thereafter, have been covered by our insurance carrier.

     On October 10, 2007, we agreed to a settlement of this case without the Company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed on the Company by the SEC in connection with this settlement. The settlement agreement has been approved by the SEC and on October 26, 2007 was accepted by the Connecticut Federal District Court. This will close the SEC's investigation and proceedings against the Company. No members of CTT's current Board or management held positions with the Company during the period of 1998-2001.

     Frank R. McPike, who was charged separately from the Company but covered under the Company's insurance, personally agreed on a settlement with the SEC, which was accepted by the court on October 31, 2007. The Company incurred no costs in connection with Mr. McPike's settlement. The penalty phase review for Mr. McPike has now been completed between Mr. McPike, the SEC and the Court. This case has now been settled regarding CTT and Mr. McPike.

     ICR, LLC - On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The consulting contract was cancelled by the new management after their election in February 2007. CTT filed counter-claims against ICR. On June 6, 2008 the matter was resolved with mutual withdrawal of the respective complaints. No monetary payment was made by either party.

Federal Insurance Co. - On April 2, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal. CTT asserts that Federal is obligated to insure CTT for its $750,000 loss and legal fees associated with the case involving Ben Marcovitch and other co-defendants. The case is proceeding through the court.

     Employment Matters - In September 2003, a former employee filed a complaint with OSHA. The hearing held before the Administrative Law Judge in May 2005 resulted in a dismissal of the case by the ALJ, which was appealed by the former employee to the Administrative Review Board. In March 2008 the ARB remanded the case back to the ALJ for further proceedings.

In August 2007, a complaint filed in a separate action with OSHA alleged that CTT had unfairly banned the same former employee from the workplace. In March 2008, this case, dismissed by OSHA, was also appealed by the former employee to the ARB.

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

     We earn revenues primarily from licensing our clients' and our own technologies to our customers (licensees). Our customers pay us royalties based on usage of the technology, and we share those royalties with our clients. Our customer's revenues and therefore our revenues fluctuate due to one-time upfront license fees, frequency of new licenses granted, expiration of existing licenses, and/or the expiration or economic obsolescence of patents underlying licenses. In fiscal 2008, we began test marketing in the US an electronic device used for stress reduction and memory improvement purposes, selling 37 units in the first nine months 2008. The Company is seeking US distributors for this product.

     The following discussion and analysis provides information we believe relevant to an understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

     RELIANCE ON ONE REVENUE SOURCE

     During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenues from expiring licenses.

     PRESENTATION

     We rounded all amounts in this Item 2 to the nearest thousand dollars, except per share data. Certain amounts may not total precisely. All periods discussed in this Item 2 relate to our fiscal year ending July 31: first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2008 ("THIRD QUARTER 2008") VS. THREE MONTHS ENDED APRIL 30, 2007 ("THIRD QUARTER 2007")

     SUMMARY OF RESULTS

     We incurred a net loss of $1,011,000 or $0.12 per share for the third quarter 2008, compared to a net loss of $2,042,000 or $0.25 per share for the third quarter 2007, a 50% decrease in net loss of $1,031,000, or $0.13 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $1,686,000 in expenses partially offset by a decrease in revenue of $655,000.

     REVENUES

     In the third quarter 2008, total revenues were $238,000, compared to $893,000 for the third quarter 2007, a 73% decrease of $655,000.

     Retained royalties for the third quarter 2008 were $210,000, which was $454,000, or 68% less than the $664,000 of retained royalties reported in the third quarter 2007. The following compares retained royalty revenues by technology in the third quarter 2008 with the third quarter 2007.


                                    For the three months ended April 30,
                           ---------------------------------------------
                               2008      2007   (Decrease)  % (Decrease)
                           --------  --------  -----------  ------------

Homocysteine assay         $164,000  $539,000  $ (375,000)         (70)%
All other technologies       46,000   125,000     (79,000)         (63)%
                           --------  --------  -----------
 TOTAL RETAINED ROYALTIES  $210,000  $664,000  $ (454,000)         (68)%
                           ========  ========  ===========

     Royalty revenues from our homocysteine technology decreased $375,000 in the third quarter 2008 compared to the third quarter 2007, or a 70% decrease. The decrease is due to the expiration of the underlying patent in July 2007. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $26,000 in the third quarter 2008, which was a decrease of $95,000, or 79% from the $121,000 reported for the third quarter 2007. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year.

     Product sales for the third quarter of fiscal 2008 consist of sales of our new electronic stress management and memory improvement device. In fiscal 2008, we began test marketing the stress reduction and memory improvement device in the US, selling four units in the third quarter 2008. The Company is seeking US distributors for this product. Product sales for the third quarter of fiscal 2007 consisted of sales of our thermal therapy units, which we no longer have available.

     EXPENSES


                                     For the three months ended April 30,
                        -------------------------------------------------
                                                Increase      % Increase
                              2008        2007    (Decrease)   (Decrease)
                        ----------  ----------  ------------  -----------

Cost of product sales   $    1,000  $   77,000  $   (76,000)         (99)
Personnel and other
  direct expenses
  relating to revenues     539,000   1,914,000   (1,375,000)         (72)
General and administ-
  rative expenses          708,000     819,000     (111,000)         (14)
Patent enforcement
  expenses net of
  reimbursements             1,000     125,000     (124,000)         (99)
                        ----------  ----------  ------------
  TOTAL EXPENSES        $1,249,000  $2,935,000  $(1,686,000)         (57)
                        ==========  ==========  ============

     Total expenses decreased $1,686,000 or 57% in the third quarter 2008, compared to the third quarter 2007.

     Cost of product sales for the third quarter of fiscal 2008 consists of the cost of our new electronic stress management and memory improvement product. Cost of sales for 2007 is for our thermal therapy unit, which we no longer have available.

     Personnel and other direct expenses relating to revenues decreased a net $1,375,000 in the third quarter 2008, compared to the third quarter 2007, with decreases in payroll of $335,000, a result of reducing headcount 40%, from 20 to 12, employee stock option expense $613,000, the result of all outstanding options vesting in the third quarter 2007 as a result of the change in control provision in the stock option plan, employee bonuses $304,000, the result of reversing the current year bonus accrual in the third quarter as it is unlikely the company will be paying any bonuses for fiscal 2008, and recruiting expenses $134,000. Recruiting expense in fiscal 2007 was for the hiring of two financial staff and a retainer for the search for an additional business development executive.

     General and administrative expenses decreased a net $111,000 in the third quarter 2008, compared to the third quarter 2007 primarily due to reductions in investor relations expenses as a result of negotiation of more favorable terms with outside consultants $56,000, investment banking expenses as a result of termination of a contract $34,000, and reduced travel and entertainment expenses as a result of lower headcount and the concerted effort by management to reduce costs $30,000, offset by expenses for the new CTT Innovation Conference $110,000, and a net increase in legal and litigation costs $30,000, primarily due to the Marcovitch case. We collected a previously reserved homocysteine receivable of $320,000. This resulted in a recovery of previously recorded bad debt expense of $129,000, and an increase in royalties payable of $191,000, in accordance with the agreement with our client.

     Patent enforcement expenses, net of reimbursements, decreased a net $124,000 in the third quarter 2008, compared to the third quarter 2007. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction of expenses is primarily due to settlement of litigation with Fujitsu and Palatin before the current quarter started. In addition, in the Carolina Liquids case, there has been less activity as we await the results of the patent reexam and this has resulted in fewer reimbursements.

RESULTS OF OPERATIONS - NINE MONTHS ENDED APRIL 30, 2008 ("FIRST NINE MONTHS 2008") VS. NINE MONTHS ENDED APRIL 30, 2007 ("FIRST NINE MONTHS 2007")

     SUMMARY OF RESULTS

     We incurred a net loss of $4,870,000 or $0.60 per share for the first nine months 2008, compared to a net loss of $6,727,000 or $0.84 per share for the first nine months 2007, a 28% decrease in net loss of $1,857,000, or $0.24 per share. As explained in detail below, the decrease in the net loss is due to a decrease in expenses of $3,580,000 partially offset by a decrease in revenue of $1,723,000.

REVENUES

     In the first nine months 2008, total revenues were $968,000, compared to $2,692,000 for the first nine months 2007, a decrease of $1,724,000, or 64%.

     Retained royalties for the first nine months 2008 were $764,000, which was $1,375,000, or 64% less than the $2,139,000 of retained royalties reported in the first nine months 2007. The following compares retained royalty revenues by technology in the first nine months 2008 with the first nine months 2007.

                                           For nine months ended April 30,
                           -----------------------------------------------
                                                 Increase      % Increase
                               2008        2007  (Decrease)    (Decrease)
                           --------  ----------  ------------  -----------

Homocysteine assay         $247,000  $1,694,000  $(1,447,000)        (85)%
Sexual Dysfunction          320,000      60,000      260,000          433%
All other technologies      197,000     385,000     (188,000)        (49)%
                           --------  ----------  ------------
 TOTAL RETAINED ROYALTIES  $764,000  $2,139,000  $(1,375,000)        (64)%
                           ========  ==========  ============

     Royalty revenues from our homocysteine technology decreased $1,447,000 in the first nine months 2008 compared to the first nine months 2007, or an 85% decrease. The decrease is due to the expiration of the underlying patent in July 2007. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties.

     Royalty revenues from our sexual dysfunction technology increased $260,000 in the first nine months of 2008 compared with the first nine months of 2007, or a 433% increase. As a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc., we recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $147,000 in the first nine months 2008, which was a decrease of $299,000, or 67% from the $446,000 reported for the first nine months 2007. The decrease was primarily due to lower invested balances for the first nine months as compared to the prior year.

     Product sales for the first nine months 2008 consist of sales of our thermal therapy unit, and our new electronic stress management and memory improvement device. In fiscal 2008, we began test marketing the stress reduction and memory improvement device in the US, selling 37 units in the first nine months 2008. The Company is seeking US distributors for this product. Product sales for 2007 consist entirely of sales of our thermal therapy unit, which we no longer have available.

     EXPENSES

                                            For the nine months ended April 30,
                              -------------------------------------------------
                                                      Increase      % Increase
                                    2008        2007  (Decrease)    (Decrease)
                              ----------  ----------  ------------  -----------

Cost of product sales         $   52,000  $   77,000  $   (25,000)         (32)
Personnel and other
  direct expenses relating
  to revenues                  2,554,000   4,388,000   (1,834,000)         (42)
General and administ-
  rative expenses              2,901,000   4,433,000   (1,532,000)         (35)
Patent enforcement
  expenses net of
  reimbursements                  33,000     521,000     (488,000)         (94)
Loss on permanent
  impairment of   available-
  for sale securities            228,000           -      228,000            -
Loss on sale of available-
  for-sale securities             71,000           -       71,000            -
                              ----------  ----------  ------------
  TOTAL EXPENSES              $5,839,000  $9,419,000  $(3,580,000)         (38)
                              ==========  ==========  ============

     Total expenses decreased $3,580,000 or 38% in the first nine months 2008, compared to the first nine months 2007.

     Cost of product sales for the first nine months fiscal 2008 consists of the cost of our thermal therapy unit, which we no longer have available, and our new electronic stress management and memory improvement product. Cost of product sales for 2007 was solely the cost of our thermal therapy unit.

     Personnel and other direct expenses relating to revenues decreased a net $1,834,000 in the first nine months 2008, compared to the first nine months 2007, with decreases in payroll and related taxes $844,000, the result of reducing headcount 40% from 20 to 12, severance expense $93,000, employee stock option expense $686,000 due to all outstanding options vesting in the third quarter of 2007 due to the change in control provision of the stock option plan, recruiting expense $155,000 due to fees paid to replace two finance staff members and the search for a new business development executive, and employee bonus expense $260,000, offset by increased consulting expenses $84,000, and other direct expenses incurred to develop new technologies $130,000.

     General and administrative expenses decreased a net $1,532,000 in the first nine months 2008, compared to first nine months 2007, primarily due to settlement of litigation with our current CEO for $1,000,000 last year plus related legal fees of $740,000, including $650,000 paid directly to the plaintiff's attorney as part of the settlement. In addition, last year we incurred approximately $564,000 related to the proxy fight and annual meeting. Last year we incurred $97,000 in investment banking costs for a contract cancelled when the new management team assumed control. In addition, travel and entertainment expenses are lower in 2008 by $34,000 due to lower headcount and the concerted effort by management to reduce costs. We collected a previously reserved homocysteine receivable of $320,000. This resulted in a recovery of previously recorded bad debt expense of $129,000, and an increase in royalties payable of $191,000, in accordance with the agreement with our client. These savings were offset by increased legal fees of $592,000 primarily related to the Marcovitch litigation, increased audit and section 404 compliance expenses of $150,000, increased investor relations expenses $53,000, increased marketing expenses $72,000 primarily related to launching our stress reduction and memory improvement device, the new 2008 CTT Innovation Conference $125,000, and a net increase in directors fees and expenses $45,000, including stock compensation expenses.

     Patent enforcement expenses, net of reimbursements, decreased a net $488,000 in the first nine months 2008, compared to the first nine months 2007. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction in patent enforcement expenses for the first nine months of 2008 compared with the first nine months of 2007 is the result of settling our arbitration proceeding with Palatin Technologies, Inc., whereby we were able to recoup $480,000 of incurred legal fees. In addition, Fujitsu and LabCorp litigations were settled prior to fiscal 2008 and there has been little activity in the Carolina Liquids litigation as we await patent reexam results.

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

     At April 30, 2008, we had no outstanding debt or available credit facility, and believe it would be very difficult for CTT to obtain debt financing due to the current composition of our balance sheet, including a lack of hard assets against which to borrow, and the unpredictable nature of our annual cash flows. Our financing options currently are limited. We must rely on cash on hand and cash flows from operations, if any, though this situation could change in the future.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add to revenues, but will likely not be able to offset our operating costs or produce a profit for fiscal 2008. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. Our litigation costs, including the lawsuit against Ben Marcovitch, should have future costs at greatly reduced levels than what is reflected in our Statement of Operations through April 30, 2008. The Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At April 30, 2008, cash and cash equivalents were $2,901,000 compared to $6,572,000 at July 31, 2007. The first nine months of fiscal 2008 loss of $4,870,000 contained non-cash charges of $756,000 and reduction in assets and liabilities of $350,000, resulting in cash used in operations of $4,464,000. Cash flow provided by investing activities includes proceeds of $823,000 primarily from the sale of available-for-sale securities. These activities reduced cash by $3,671,000. As of June 12, 2008, our cash and cash equivalents balance is approximately $3,000,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for the first nine months of fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenues from expiring licenses. At the current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. Our plan is to increase annual recurring revenues, achieve profitability and increase shareholder value. To accomplish our goals, we have increased our global marketing capabilities, searching for new sources of technologies, licensing those technologies, and establishing strategic relationships. The Company is currently pursuing sale of certain assets and technologies while it puts its plan into operation. The company does not have any significant individual cash or capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses could significantly negatively affect the Company's financial position.

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

     As of April 30, 2008, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $207,503, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $2,620 of these obligations in 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held April 18, 2008, shareholders voted on the following issues:

     -     Election of Directors

               Election of Directors     For        Withheld
               ------------------------  ---------  ---------

               Joel M. Evans, M.D.       6,009,763    725,028
               Richard D. Hornidge, Jr.  6,138,905    595,886
               Rustin Howard             5,730,224  1,004,567
               John B. Nano              6,119,347    615,444
               William L. Reali          6,133,127    601,664
               Ralph S. Torello          6,004,983    729,808

     - Ratification of selection of Mahoney Cohen & Company, CPA, P.C. as the independent public accounting firm:

               Accounting Firm                  For         Against   Abstained
               ---------------                  ---         -------   ---------

               Mahoney Cohen & Co., CPA, P.C.   6,277,721   306,343   150,727

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

June 12, 2008

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



























                                    AMERICAN
                                 STOCK EXCHANGE
                                     LISTED
                                      CTT

                                                                    Exhibit 31.1
                                 CERTIFICATION
                                 -------------

I, John B. Nano, Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and Director, certify that:

1. I have reviewed this Report on Form 10-Q of Competitive Technologies, Inc. (the "Company") for the period ending April 30, 2008;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

                                   Date: June 12, 2008

                                   /s/ John B. Nano
                                   ----------------
                                   John B. Nano
                                   Chairman, President Chief Executive Officer,
                                   Interim Chief Financial Officer and Chief
                                   Accounting Officer

Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                                (18 U.S.C. 1350)


     In connection with the Report of Competitive Technologies, Inc. (the "Company") on Form 10-Q for the quarter ended April 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Nano, Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   /s/ John B. Nano
                                   ----------------
                                   John B. Nano
                                   Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer

                                   June 12, 2008






                  *
                *****
              **-----**
            **-----       COMPETITIVE
          ****----        TECHNOLOGIES
            **=====       Unlocking the Potential of Innovation (R)
              **=====**
                *****
                  *  (R)  Technology Transfer and Licensing Services


                            www.competitivetech.net
                            -----------------------