Form 10-K
period 2008-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2008-10-28
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2008
                                              -------------

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
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
     Title of Each Class                         which Registered
     -------------------                         ----------------
Common Stock ($.01 par value)                    NYSE Alternext US

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $13,800,897

The number of shares of the registrant's common stock outstanding as of October 17, 2008, was 8,278,194 shares.

                                                                        CTT
                                                                       LISTED
                                                                        NYSE
                                                                    ALTERNEXT US

                         COMPETITIVE TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward-Looking Statements.....................................................3
Item 1.     Business...........................................................3
Item 1A.    Risk Factors.......................................................9
Item 1B.    Unresolved Staff Comments.........................................13
Item 2.     Properties........................................................13
Item 3.     Legal Proceedings.................................................14
Item 4.     Submission of Matters to a Vote of Security Holders...............16
Item 4A.    Executive Officers of the Registrant..............................17


                                    PART II

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities.....17
Item 6.     Selected Financial Data...........................................18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........26
Item 8.     Financial Statements and Supplementary Data.......................27
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................51
Item 9A.    Controls and Procedures...........................................52
Item 9B.    Other Information.................................................53


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................53
Item 11.    Executive Compensation............................................57
Item 12.    Security Ownership of Certain Beneficial Owners and Management....63
Item 13.    Certain Relationships and Related Transactions....................64
Item 14.    Principal Accounting Fees and Services............................65


                                    PART IV

Item 15.    Exhibits and Financial Statement Schedules........................65
Signatures....................................................................66
Exhibit Index.................................................................67

                                     PART I

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

ITEM 1. BUSINESS
----------------

OVERVIEW:

     Competitive Technologies, Inc. ("CTT"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTT and its subsidiaries (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their technology, or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

     We earn revenues in two ways, from licensing our clients' and our own technologies to our customer licensees, and in a business model that allows us to share in the profits of distribution of finished products. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. Our revenue fluctuates due to changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

     We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense those rights to our customers, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage. Products we evaluate must be a working prototype or finished product. We establish channel partners based on forging relationships with mutually aligned goals and matched competencies to deliver solutions that benefit the ultimate end-user.

     The Company incurred an operating loss for fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     PRODUCT DISTRIBUTION SERVICES

     Our services are beneficial to the inventor, manufacturer and distributor of the product. We evaluate a working prototype or finished product for marketability. We find opportunities through industry connections and contacts, and trade shows. We select products we will represent, negotiate with potential domestic and international distributors, and sign agreements on a country and/or area exclusive basis. We earn revenue on a per-unit basis through product distribution agreements. We share the revenue with the product inventor, and/or manufacturer.

TECHNOLOGY COMMERCIALIZATION SERVICES

     Our services are beneficial to the provider and user of the technology. The technology client can focus on research and development, rather than selling and marketing, as we effectively become their marketing department. The technology customer can focus on selling and marketing, rather than research and development. We maintain and enforce our clients' and our technology patent rights, by monitoring and addressing infringement. We maximize the value of technologies for the benefit of our clients, customers and shareholders.

     We identify and commercialize innovative technologies in life and physical sciences, electronics, and nano science. Life sciences include medical testing, diagnostics, pharmaceuticals, biotechnologies, medical devices and other medical or biological applications. Physical sciences include chemical, display, and environmental applications. Electronics include communications, semiconductors, Internet related, e-commerce and consumer electronics applications. Nanotechnologies are the manipulation of microscopic particles into useful arrangements, and smart or novel materials; a nano particle is one thousand times smaller than the width of a human hair. We have technologies in each area, with a concentration in life sciences.

     Over the years we have licensed nearly 500 technologies to and from corporations, and can count as our clients a number of major universities and inventors. We are a vital part of the technology commercialization community, and have paid over $100 million in shared technology revenues to universities.

PORTFOLIO ACQUISITION

     We continue to expand relationships with universities and inventors, increasing the number of clients, products and technologies we represent, and establishing us as the premier technology commercialization and product distribution company. The goal is to have a pipeline of technologies and distribution products that will generate a long-term recurring revenue stream.

     We evaluate potential technologies based on the strength of the intellectual property, our ability to protect it, its life stage, further development time needed, compatibility with existing technology in our portfolio, marketability, market size, and potential profitability.

     We evaluate potential products for distribution based on their capability to fulfill an unmet market need and/or social responsibility. We focus on products that improve quality-of-life issues. The goal is to acquire products for distribution that have a competitive advantage, proprietary know-how and/or regulatory approval. We seek exclusive rights to manufacture, market and distribute the products.

     Numerous technologies and products are reviewed and evaluated in terms of current, mid- and long-term revenue potential. Both products and technologies have the potential to produce different levels of revenue throughout the life of the agreement. We obtain rights to improvements and/or refinements that extend the life of the product or technology, increasing the potential revenue. We continuously review the revenue potential of our product and technology portfolio to generate a long-term recurring revenue stream.

     A non-disclosure agreement signed with a prospective client allows us access to confidential information about the product or technology. We require similar non-disclosure agreements from prospective customers when we commercialize the product or technology. We include mutual non-disclosure provisions about the product or technology in agreements granted to protect value, for CTT, our clients and our customers. As a result of these obligations, as well as federal regulations for disclosure of confidential information, we may only be able to disclose limited information about licenses and sublicenses granted for products or technologies we evaluate, as is necessary for an understanding of our financial results.

MARKETING TECHNOLOGIES AND PRODUCTS

     We commercialize technologies and products through contacts in research and development, legal firms, major corporations, seminars and trade shows. We determine the most likely users of the technologies or distributors of products, and contact prospective customers.

TECHNOLOGY PROTECTION AND LITIGATION

     Protecting our technologies from unintentional and willful patent infringement, domestically and internationally, is an important part of our business. We sometimes assist in preparation of initial patent applications, and often are responsible for prosecuting and maintaining patents. Unintentional infringement, where the infringer usually does not know that a patent exists, can often be resolved by the granting of a license. In cases of willful infringement, certain infringers will continue to infringe absent legal action, or, companies may successfully find work-arounds to avoid paying proper monies to us and our clients for use of our technologies. We defend our technologies on behalf of ourselves, our clients and licensees, and pursue patent infringement cases through litigation, if necessary. Such cases, even if settled out of court, may take several years to resolve, with expenses borne by our clients, us, or shared. Proceeds from the case are usually shared in proportion to the costs. As a result, we may incur significant expenses in some years and be reimbursed through proceeds of awards or settlements several years later. In cases of willful infringement, patent law provides for the potential of treble damages at the discretion of the Court.

REVENUE GENERATION

     We license technologies to generate revenue based on usage or sales of the technologies, or by sharing in the profits of distribution. When our customers pay us, we share the revenue with our clients.

     Product distribution We have established a new business model for
     --------------------
appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution. Distribution terms are set in written agreements for products, and are generally signed for exclusive area parameters.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. A U.S. patent has been applied for, and CTT is working with the FDA for 510(k) authorization for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT partner GEOMC Co., Ltd. of Korea is manufacturing the product commercially for worldwide distribution.

     In fiscal 2008, distribution agreements granted country-exclusive rights to Excel Life Sciences, Inc. for India. Subsequent agreements have granted country-exclusive rights to Biogene Pharma Limited for Bangladesh, and to GEOMC Co., Ltd. for Korea. Each of these companies is obtaining local sales authorization.

Other products in our distribution group include:

- Age related memory improvement device that uses synchronized sound and light rhythms to influence brain activity for stress reduction, improved concentration and memory;

- Compressed air drying device eliminates water condensation, oil residues and solid particles that are contaminants present in compressed air lines, extending the life of pneumatic tools;

     Technology royalties Client and customer agreements are generally for the
     --------------------
duration of the technology life, which usually is determined by applicable patent law. When we receive customer reports of sales or payments, whichever occurs first, we record revenue for our portion, and record our obligation to our clients for their portion. For early stage technologies that may not be ready for commercial development without further research, we may receive annual minimum payments and/or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. In certain sublicense or license agreements, we may receive an upfront fee upon execution of the license. Our fees are generally non-refundable, and, except for annual minimums, are usually not creditable against future royalties. In certain cases, the first year or several years' royalties may be waived in consideration for an upfront fee. We may apply the upfront fee or initial fees to reimburse patent prosecution and/or maintenance costs incurred by either party. In these cases, payments are recorded as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our client, we record no revenue or expense. As a result, a new technology may not generate significant revenue in its early years.

     Licensing terms are set in written agreements with customers. We generally enter into single element agreements with customers, under which we have no additional obligations other than patent prosecution and maintenance. We may enter into multiple element agreements under which we have continuing service obligations. All revenue from multiple element agreements is deferred until delivery of all verifiable required elements. In milestone billing agreements we recognize non-refundable, upfront fees ratably over the life of the agreement, and milestone payments as the specified milestone is achieved. We evaluate billing agreements on a case-by-case basis, and record revenue as appropriate. We do not have multiple element or milestone billing agreements at this time, but have had such agreements in the past, and could have in the future.

     In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution. Technologies that produced revenue equal to or exceeding 15% of our total retained royalties revenue, or at least $250,000 in 2008, 2007 and 2006 were:

                              2008        2007        2006
                          --------  ----------  ----------
     Homocysteine assay   $276,000  $2,037,000  $3,196,000
     Ethyol(TM)           $ 13,000  $   29,000  $  483,000
     Plasma display       $150,000  $  150,000  $  150,000
     Sexual dysfunction   $320,000  $   60,000  $   60,000

     As a percentage of total retained royalties for the same periods, these technologies represented:

                          2008   2007   2006
                          -----  -----  -----
     Homocysteine assay     28%    75%    70%
     Ethyol(TM)              1%     1%    11%
     Plasma display         15%     5%     3%
     Sexual dysfunction     33%     2%     1%

     The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine may be a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. The patent for this technology expired in July 2007. We expect to receive revenue from this technology for sales made prior to that date. We will not receive revenue for sales made after that date. We are in litigation with Carolina Liquid Chemistries Corporation to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent. (For further information, see ITEM 3. LEGAL PROCEEDINGS.) (For further information see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

     Ethyol is an agent that reduces certain side effects of chemotherapy, and is licensed by Southern Research Institute ("SRI"), exclusively to MedImmune, Inc. (formerly U.S. BioScience, Inc.). Pursuant to an agreement between CTT and SRI, SRI paid us a maximum of $500,000 per calendar year from Ethyol license income it received. During fiscal 2006 the agreement between SRI and MedImmune reached its tenth anniversary. As a result, revenue will be earned at a lower rate in any of the five years following the anniversary to the extent that licensee Ethyol sales in any of the next five years exceed the sales generated in the anniversary year. We expect to earn minimal revenue on the technology going forward. This patent expires in December 2010.

     The 2007 and 2006 revenue related to our sexual dysfunction technology included receipt of an annual minimum license fee of $60,000. On September 11, 2007, we presented Palatin with a Notice of Termination of the PT-14 technology license agreement stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998. On January 22, 2008, we announced an agreement with Palatin terminating the March 31, 1998 agreement. As part of the January agreement, Palatin agreed to pay CTT $800,000. These funds were received in January 2008. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client. (For further information, see ITEM 3. LEGAL PROCEEDINGS.) CTT retains all rights to the technology commonly known as PT-14, and is pursuing discussions with parties to develop this technology.

     We receive revenue from legal awards that result from successful patent enforcement actions and/or out of court settlements. Such awards or settlements may be significant, are non-recurring and may include punitive damages, attorneys' fees, court costs and interest.

     Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

- Nanotechnology bone cement biomaterial with a broad range of potential applications, including dental, spinal and other bone related applications. Exclusively licensed to Soteira Inc. for human spinal applications;

- Breast Cancer Test, a non-invasive device that generates an analysis that detects angiogenesis, using adhesive pads embedded with hundreds of thermistors, micro-thermometers;

- Unitary Anastomotic Device, a prosthetic device for vascular and visceral surgical procedures, with no suturing or clamping required, no post-operative complications, and greatly reduced surgical and recovery time;

- Sunless tanning agent, a skin-pigment enhancer being researched as a skin cancer preventative, and therapeutic for vitiligo, albinism and psoriasis, exclusively licensed to Clinuvel Pharmaceuticals, Ltd. (Australia);

- Lupus Diagnostic and Monitoring technology, a cost-effective scalable testing platform used to detect and monitor the autoimmune disease, Lupus;

- Green tea based cleanser formulation using naturally occurring compounds with anti-oxidant, anti-cancer, anti-microbial and anti-inflammation properties in nutraceutical skin products.

Our applied science/electronics portfolio includes:

- Encryption technology that operates at high speeds with low memory requirements to secure applications used on the Internet, telecommunications, smart cards and e-commerce.

- Video and audio signal processing technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), and used in streaming video products for personal computers and wireless devices, including mobile phones;

- Radio Alert Warning System, a low powered dual-mode transmitter capable of short-range interruption of commercial radio broadcasting with a message alerting of an emergency situation;

- Structural Steel Fissure Detection Paint contains a built-in, self-activating, crack-indicating or warning capability effective coincident with application of the paint to the structure, and requiring minimum training for its use.

Our physical sciences portfolio includes:

- Solar technology, methods of adapting organic light emitting diodes technology for solar power using the OLED donor/acceptor particles in a charge carrier matrix, with bilayer particles in the matrix to cost-efficiently produce electric current from light.

- Ultra Low Pulse Oximeter providing wireless and remote monitoring of patients' vital signs, in a novel receptor with an advanced ultra low power and compact circuit design

RETAINED ROYALTIES FROM FOREIGN SOURCES

     Retained royalties received from foreign licensees totaled approximately $237,000, $425,000, and $477,000, in 2008, 2007 and 2006, respectively. Of the foreign sourced royalties received, $176,000, $184,000, and $334,000, in 2008, 2007 and 2006, respectively, were from Japanese licenses.

INVESTMENTS

     From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

EMPLOYEES

     As of October 17, 2008, we employed the full-time equivalent of 12 people. We also had independent consultants under contract to provide business development services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology needs.

CORPORATE GOVERNANCE

     CTT's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.competitivetech.net/investors/ governance.html.

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

ITEM 1A. RISK FACTORS
---------------------

RISKS RELATED TO OUR BUSINESS AND THE MARKET ENVIRONMENT

     The risk factors described below are not all-inclusive. All risk factors should be carefully considered when evaluating our business, results of operations, and financial position. We undertake no obligation to update forward-looking statements or risk factors. There may be other risks and uncertainties not highlighted herein that may affect our financial condition and business operations.

CERTAIN OF OUR LICENSED PATENTS HAVE RECENTLY EXPIRED OR WILL EXPIRE IN THE NEAR FUTURE AND WE MAY NOT BE ABLE TO REPLACE THEIR ROYALTY REVENUE.

     In 2008, we earned retained royalties from licenses for 16 patented technologies. Eight of those patented technologies have or will expire between 2008 and 2011. Those patented technologies represented approximately 53% of our retained royalties in 2008. Retained royalties of approximately $273,961, or 28%, $232,919, or 24%, and $13,143, or 1%, were from patents expiring in fiscal, 2008, 2010 and 2011, respectively. The loss of this revenue, especially from the homocysteine assay, will materially and adversely affect our operating results if we are unable to replace it with revenue from other licenses or sources. Since it often takes two or more years for a technology to produce significant revenue, we continuously seek new sources of future revenue.

WE DERIVED MORE THAN 75% OF OUR RETAINED ROYALTIES IN FISCAL 2007 FROM ONE TECHNOLOGY.

     We derived approximately $2,037,000, or 75%, of 2007 retained royalties from our homocysteine assay technology. In fiscal 2008, we derived approximately $276, 000 or 28% of our retained royalties from this same technology.

     The patent for this homocysteine technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties. In addition, we are in litigation with Carolina Liquid Chemistries Corporation to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent. For further information, see ITEM 3. LEGAL PROCEEDINGS.

     A concentration of revenue makes our operations vulnerable to patent change or expiration, especially the homocysteine assay, and could have a significant adverse impact on our financial position.

SALES OF OUR COMMON STOCK TO FUSION CAPITAL WILL CAUSE DILUTION TO CURRENT SHAREHOLDERS AND FUSION CAPITAL'S RESALE OF THOSE SHARES OF COMMON STOCK COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     In July 2008, we entered into an agreement with Fusion Capital to sell up to $5 million of our common stock to Fusion Capital over a twenty-four (24) month period, subject to certain limitations and extensions. The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement fluctuates based on the price of our common stock. The purchase price per share is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date or (ii) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. Pursuant to a registration statement filed with the SEC, all shares sold to Fusion Capital are freely tradable.

     Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that Fusion Capital will resell any shares that they purchase over a period of up to twenty-four (24) months from the date of the agreement. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price at which we might otherwise wish to effect sales.

     There are 1,605,467 shares of our common stock registered for sale to Fusion Capital, including 63,280 commitment shares that were issued on September 30, 2008 to Fusion Capital and additional commitment shares issuable under the agreement. Through July 31, 2008, we had not sold any shares to Fusion Capital. We have the right, but not the obligation, to sell additional shares to Fusion Capital under the common stock purchase agreement. The 1,605,467 registered shares equaled 19.6% of our outstanding shares of common stock at July 31, 2008. In addition to the 63,280 shares that were issued to Fusion Capital as an initial commitment fee subsequent to July 31, 2008, we may issue an additional 42,187 commitment shares to Fusion Capital as we sell shares to Fusion Capital.

     Since July 31, 2008 through October 17, 2008, we sold 34,620 shares, and issued 422 Commitment Shares of our common stock to Fusion Capital for approximately $50,000, and amortized approximately $2,618 of deferred charges against capital in excess of par value.

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

     The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2008:

                          2008         2007         2006        2005       2004
                   ------------ ------------ ------------ ---------- -----------
Net income (loss)  $(5,966,454) $(8,893,946) $(2,377,224) $5,701,787 $2,954,529
Net cash flows
  from:
  Operating
    activities      (5,127,520)  (5,437,443)  (3,527,318)  5,006,936  2,328,684
  Investing
    activities         792,539     (978,217)    (141,644)    803,220    499,663
  Financing
    activities               -       78,425    2,298,726   4,159,711    (22,962)
Net increase
  (decrease) in
  cash and cash
  equivalents      $(4,334,981) $(6,337,235) $(1,370,236) $9,969,867 $2,805,385

     The Company incurred an operating loss for fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005 and 2004, we were profitable because of unusually large, upfront license fees related to our homocysteine technology that did not recur in 2008, 2007 or 2006. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. The $5.0 million pursuant to this financing remained available at July 31, 2008.

     Future revenue, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors beyond our control. These include technological changes, economic cycles, and our licensees' ability to successfully commercialize our technologies. Consequently, we may not be able to generate sufficient revenue to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital Agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements.

WE DEPEND ON RELATIONSHIPS WITH INVENTORS TO GAIN ACCESS TO NEW TECHNOLOGIES AND INVENTIONS. IF WE FAIL TO MAINTAIN EXISTING RELATIONSHIPS OR TO DEVELOP NEW RELATIONSHIPS, WE MAY HAVE FEWER TECHNOLOGIES AND INVENTIONS AVAILABLE TO GENERATE REVENUE. TECHNOLOGY CAN CHANGE RAPIDLY AND INDUSTRY STANDARDS CONTINUALLY EVOLVE, OFTEN MAKING PRODUCTS OBSOLETE, OR RESULTING IN SHORT PRODUCT LIFECYCLES. OUR PROFITABILITY DEPENDS ON OUR LICENSEES' ABILITY TO ADAPT TO SUCH CHANGES.

     We do not invent new technologies or products. We depend on relationships with universities, corporations, government agencies, research institutions, inventors, and others to provide technology-based opportunities that can develop into profitable licenses, and/or allow us to share in the profits of distribution. Failure to maintain or develop relationships could adversely affect operating results and financial conditions. We are dependent upon our clients' abilities to develop new technologies, introduce new products, and adapt to technology and economic changes.

     We cannot be certain that current or new relationships will provide the volume or quality of technologies necessary to sustain our business. In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources, potential clients, to whom we can market our services. If we are unable to secure new sources of technology, it could have a material adverse effect on our operating results and financial condition.

WE RECEIVE MOST OF OUR REVENUE FROM CUSTOMERS OVER WHOM WE HAVE NO CONTROL.

     We rely on our customers for revenue. Development of new products utilizing our technology involves risk. Many technologies do not become commercially profitable products despite extensive development efforts. Our license agreements do not require customers to advise us of problems they encounter in development of commercial products, and usually treat such information as confidential. Their failure to resolve problems may result in a material adverse effect on our operating results and financial condition.

STRONG COMPETITION WITHIN OUR INDUSTRY MAY REDUCE OUR CLIENT BASE.

     We compete with universities, law firms, venture capital firms and other technology commercialization firms. Many organizations offer some aspect of technology transfer services, and are well established with more financial and human resources than we provide. This market is highly fragmented and participants frequently focus on a specific technology area.

FROM TIME-TO-TIME WE ARE INVOLVED IN LAWSUITS THAT HISTORICALLY HAVE INVOLVED SIGNIFICANT LEGAL EXPENSES. IF THE COURTS OR REGULATORY AGENCIES IN THESE SUITS OR ACTIONS DECIDE AGAINST US, THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. LEGAL FEES AND OTHER COSTS WE INCURRED IN 2008 RELATING TO THE CURRENT CASES WERE SIGNIFICANT, AND THE AMOUNT OF COSTS WE INCUR IN THE FUTURE MAY BE SIGNIFICANT.

     For a complete description of all lawsuits in which we are currently involved, see ITEM 3. LEGAL PROCEEDINGS.

OUR REVENUE GROWTH DEPENDS ON OUR ABILITY TO UNDERSTAND THE TECHNOLOGY REQUIREMENTS OF OUR CUSTOMERS IN THE CONTEXT OF THEIR MARKETS. IF WE FAIL TO UNDERSTAND THEIR TECHNOLOGY NEEDS OR MARKETS, WE LIMIT OUR ABILITY TO MEET THOSE NEEDS AND GENERATE REVENUES.

     By focusing on the technology needs of our customers, we are better positioned to generate revenue by providing technology solutions. The market demands of our customers drive our revenue. The better we understand their markets, the better we are able to identify and obtain effective technology solutions for our customers. We rely on our professional staff and contract business development consultants to understand our customers' technical, commercial, and market requirements and constraints, to identify and obtain effective technology solutions for them.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success depends on the knowledge, efforts and abilities of a small number of key personnel, including John B. Nano, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary range and depth of experience is intense. We cannot be certain that we will be able to continue to attract and retain qualified personnel. If we are unable to hire and retain highly qualified professionals and consultants, especially with our small number of staff, our revenue, financial condition and future activities could be materially adversely affected.

OUR CUSTOMERS, AND WE, DEPEND ON GOVERNMENT APPROVALS TO COMMERCIALLY DEVELOP CERTAIN LICENSED PRODUCTS.

     Commercial development of some licensed patents may require the approval of foreign or domestic governmental regulatory agencies, especially in the life sciences area, and there is no assurance that those agencies will grant such approvals. In the United States, the principal governmental agency involved is the U.S. Food and Drug Administration ("FDA"). The FDA's approval process is rigorous, time consuming and costly. Until a licensee obtains approval for a product requiring such approval, the licensee may not sell the product in the U.S., and therefore we will not receive revenue based on U.S. sales.

IF WE, AND OUR CLIENTS, ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR LICENSES, OR TO ENFORCE OUR PATENTS ADEQUATELY, WE MAY BE UNABLE TO DEVELOP SUCH LICENSED PATENTS OR TECHNOLOGIES SUCCESSFULLY.

     License revenue is subject to the risk that issued patents may be declared invalid, may not be issued upon application, or that competitors may circumvent or infringe our licensed patents rendering them commercially inadequate. When all patents underlying a license expire, our revenue from that license ceases, and there can be no assurance that we will be able to replace it with revenue from new or existing licenses.

PATENT LITIGATION HAS INCREASED; IT CAN BE EXPENSIVE, AND MAY DELAY OR PREVENT OUR CUSTOMERS' PRODUCTS FROM ENTERING THE MARKET.

     Our clients and/or we may pursue patent infringement litigation or interference proceedings against holders of conflicting patents or sellers of competing products that we believe infringe our patent rights. For a description of proceedings in which we are currently involved, see ITEM 3. LEGAL PROCEEDINGS.

     We cannot be certain that our clients and/or we will be successful in any litigation or proceeding. The costs and outcome may materially adversely affect our business, operating results and financial condition.

DEVELOPING NEW PRODUCTS, AND CREATING EFFECTIVE COMMERCIALIZATION STRATEGIES FOR TECHNOLOGIES ARE SUBJECT TO INHERENT RISKS THAT INCLUDE UNANTICIPATED DELAYS, UNRECOVERABLE EXPENSES, TECHNICAL PROBLEM, AND THE POSSIBILITY THAT DEVELOPMENT FUNDS WILL BE INSUFFICIENT. THE OCCURRENCE OF ANY ONE OR MORE OF THESE RISKS COULD CAUSE US TO ABANDON OR SUBSTANTIALLY CHANGE OUR TECHNOLOGY COMMERCIALIZATION STRATEGY.

     Our success depends upon, among other factors, our clients' ability to develop new or improved technologies, and our customers' products meeting targeted cost and performance objectives for large-scale production, adapting technologies to satisfy industry standards and consumer expectations and needs, and bringing the product to market before saturation. They may encounter unanticipated problems that result in increased costs or substantial delays in the product launch. Products may not be reliable or durable under actual operating conditions, or commercially viable and competitive. They may not meet price or other performance objectives when introduced into the marketplace. Any of these events may adversely affect our realization of revenue from new products.

WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK.

     We have not paid cash dividends on our common stock since 1981, and, our Board of Directors does not currently have plans to declare or pay cash dividends in the future. The decision to pay dividends is solely at the discretion of our Board of Directors based upon factors that they deem relevant, and may change at any time.

AS A PUBLICLY HELD COMPANY, WE HAVE SIGNIFICANT ADMINISTRATIVE COSTS.

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

IN DEVELOPING NEW PRODUCTS WE ARE AFFECTED BY PATENT LAWS AND REGULATIONS.

     Patent laws and regulations are continuously reviewed for possible revision. We cannot be certain how we will be affected by revisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

     None.

ITEM 2. PROPERTIES
------------------

     Our executive offices are approximately 11,000 square feet of leased space in a building in Fairfield, Connecticut. The seven-year lease commenced August 24, 2006 and expires August 31, 2013. We have an option to terminate the lease after five years, or renew for an additional five years under similar terms and conditions. The average annual base rent is approximately $265,000 over the life of the lease, after incentives, exclusive of taxes, climate control, power and maintenance. Management has sub-leased some excess space and is pursuing additional sub-tenants.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Palatin Technologies (Case completed) - CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties filed their complaints, counterclaims, and responses. CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998.

     On October 2, 2007, we presented Palatin with a notice that it was in default of the PT-14 technology license agreement stating that Palatin committed a material breach of the March 31, 1998 agreement.

     On January 22, 2008, we announced an agreement with Palatin terminating the License Agreement of March 31, 1998. As part of the January 22 agreement, Palatin agreed to pay CTT $800,000. These funds were received in January 2008. In addition, it was agreed that all disputes and liabilities related to the Agreement being discussed in both the litigation and arbitration proceedings would be dismissed. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client.

     CTT retains all rights to the technology commonly known as PT-14, and is pursuing discussions with parties to develop this technology

     Securities and Exchange Commission (Case completed) - On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program.

     We filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, our insurance carrier has covered defense costs incurred in 2005, and thereafter.

     On October 10, 2007, we agreed to a settlement of this case without the Company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. The SEC did not impose any fines or penalties on the Company in connection with this settlement. The settlement agreement was approved by the SEC and on October 26, 2007 was accepted by the Connecticut Federal District Court. This closed the SEC's investigation and proceedings against the Company. No members of CTT's current Board or management held positions with the Company during the period of 1998-2001.

     Frank R. McPike, who was charged separately from the Company but covered under the Company's insurance, personally agreed on a settlement with the SEC, which was accepted by the court on October 31, 2007. The Company incurred no costs in connection with Mr. McPike's settlement. The penalty phase review for Mr. McPike was completed between Mr. McPike, the SEC and the Court. This case was settled regarding CTT and Mr. McPike.

     ICR, LLC (Case completed) - On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The new management canceled the consulting contract after their election in February 2007. CTT filed counter-claims against ICR. On June 6, 2008 the matter was resolved with mutual withdrawal of the respective complaints. No monetary payment was made by either party.

     Federal Insurance Co. (Case completed) - On April 2, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal. CTT asserts that Federal is obligated to insure CTT for its $750,000 loss and legal fees associated with the case involving Ben Marcovitch and other co-defendants.

     In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter with Federal.

     Carolina Liquid Chemistries Corporation, et al (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent. This request was granted by the USPTO on December 14, 2006. Re-examination proceedings are now underway at the USPTO Board of Appeals. We do not expect an adverse finding, but completion of such action will delay the ultimate resolution of the case. Further action in this case is pending.

     Ben Marcovitch and other co-defendants (Case pending) - On August 8, 2007, we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On June 23, 2008, the Court ruled that the defendants are compelled to respond to interrogatories and to produce any supplemental discovery documents by the deadline of July 7, 2008.

     On August 15, 2008 CTT filed a motion for Summary Judgment to which a Memorandum in Opposition was filed by Marcovitch et al on September 15, 2008. CTT responded to the Memorandum on September 24, 2008. The case awaits the judge's decision regarding the Summary Judgment.

     We are aggressively pursuing this matter. Our previously filed claim under our fraud insurance policy with Federal Insurance Company, a part of the Chubb Group has been honored. (See Federal Insurance case above.)

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTT filed objections and requested a de novo hearing before an administrative law judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, seeking clarification of the ALJ's analysis of quantum of evidence presented by the employee to sustain the employee's retaliation claim before the ALJ shifted the burden to CTT to prove by clear and convincing evidence that it would have terminated the employee regardless of protected activity. The employee has requested consideration of the order of remand based on the Board's failure to address the employee's appeal issues, but the ARB has not yet ruled on that request.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer for the award of a consulting contract. In March 2008, OSHA dismissed the employee's complaint for lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. On September 5, 2008 CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. In October 2008 the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. The employee is scheduled to respond to CTT's suit in Connecticut in mid-November 2008.

     Summary - We may be a party to other legal actions and proceedings from time to time. We are unable to estimate legal expenses or losses we may incur, or damages we may recover in these actions, if any, and have not accrued potential gains or losses in our financial statements. Expenses in connection with these actions are recorded as they are incurred.

     We believe we carry adequate liability insurance, directors' and officers' insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of legal fees and other costs to defend or prosecute any of these actions may have a material adverse effect on our consolidated financial position, results of operation and cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     At the Annual Meeting of Shareholders held April 18, 2008, shareholders voted on the following issues:

-     Election of Directors

  Election of Directors     For        Withheld
  ------------------------  ---------  ---------
  Joel M. Evans, M.D.       6,009,763    725,028
  Richard D. Hornidge, Jr.  6,138,905    595,886
  Rustin Howard             5,730,224  1,004,567
  John B. Nano              6,119,347    615,444
  William L. Reali          6,133,127    601,664
  Ralph S. Torello          6,004,983    729,808

     Ratification of selection of Mahoney Cohen & Company, CPA, P.C. as the independent public accounting firm:

  Accounting Firm                 For        Against  Abstained
  ------------------------------  ---------  -------  ---------
  Mahoney Cohen & Co., CPA, P.C.  6,277,721  306,343    150,727


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

     The name of our executive officer, his age and background information is as follows:

     John B. Nano, 63, has served as our President and Chief Executive Officer and Interim Chief Financial Officer, as well as Chairman of the Board of Directors, since February 2007. From January 2006 to January 2007 he served as President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid state lighting applications. He is currently a member of their Board of Directors. Mr. Nano served as President and Chief Executive Officer, and a member of the Board of CTT from June 2002 through June 2005. Prior to joining CTT, Mr. Nano served as a Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V., a global virtual private network provider, with positions in operating, strategic planning and finance from 2000 to 2001. From 1998 to 1999, Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, a subsidiary of ConAgra, Inc., an international food company. From 1983 to 1998, he served as Executive Vice President, Chief Financial Officer and President of an Internet Startup Division of Sunkyong America, a subsidiary of the Korean conglomerate, Sunkyong Group.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------     ------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

     Market information. Our common stock has been traded on the American Stock Exchange ("AMEX") under the ticker symbol CTT since April 25, 1984. Effective October 1, 2008 the NYSE Euronext completed its acquisition of the AMEX. The new entity is now known as NYSE Alternext US. CTT's ticker symbol remains the same on the new entity. The following table, sets forth for the periods indicated, the quarterly high and low trading prices for our common stock, as of the close of trading, as reported by the AMEX.

  YEAR ENDED JULY 31, 2008        Year Ended July 31, 2007
  ------------------------        ------------------------
                High   Low                      High   Low
                -----  -----                    -----  -----
First Quarter   $3.05  $2.02    First Quarter   $2.85  $2.27
Second Quarter  $2.45  $1.25    Second Quarter  $2.80  $2.16
Third Quarter   $1.93  $1.12    Third Quarter   $3.74  $2.40
Fourth Quarter  $3.42  $1.60    Fourth Quarter  $3.73  $2.30


     Holders. At October 17, 2008, there were approximately 533 holders of record of our common stock.

     Dividends. No cash dividends were declared on our common stock during the last two fiscal years.




                                       COMPETITIVE TECHNOLOGIES, INC.

ITEM 6. SELECTED FINANCIAL DATA(1) (4)
-------------------------------


                                                  2008          2007           2006          2005        2004
                                           ------------  ------------  -------------  -----------  ----------
STATEMENT OF OPERATIONS SUMMARY:
Total revenues (2)                         $ 1,193,353   $ 4,167,216   $  5,187,631   $14,174,354  $8,021,654
Net income (loss) (2) (3)                  $(5,966,454)  $(8,893,946)  $ (2,377,224)  $ 5,701,787  $2,954,529
Net income (loss) per share:
    Basic                                  $     (0.73)  $     (1.11)  $      (0.31)  $      0.84  $     0.47
    Assuming dilution                      $     (0.73)  $     (1.11)  $      (0.31)  $      0.78  $     0.46
Weighted average number of common shares
  outstanding:
    Basic                                    8,156,343     8,040,455      7,651,635     6,762,553   6,247,588
    Assuming dilution                        8,156,343     8,040,455      7,651,635     7,324,701   6,456,860

YEAR-END BALANCE SHEET SUMMARY:                                        At July 31,
                                           ------------  ------------  -------------  -----------  ----------
Cash and cash equivalents                  $ 2,237,095   $ 6,572,076   $ 12,909,311   $14,279,547  $4,309,680
Total assets                                 3,110,983     9,712,733     18,416,901    19,441,093   6,680,807
Total long-term obligations                     78,822        62,624              -             -           -
Total shareholders' interest                 1,593,436     7,598,816     14,454,200    14,107,881   4,938,518



(1)     This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.  All amounts in these notes are rounded to thousands.
(2)     2008 includes $320,000 for the settlement of our dispute with Palatin regarding their breach of our
License Agreement.  2007 includes $806,000 for the sale of video compression patents.  2006 includes upfront license fees totaling $460,000.  2005 includes homocysteine upfront license fees totaling $6,181,000, settlements with JDS Uniphase and Palatin totaling $1,390,000, $930,000 of dividends, and $1,037,000 from
LabCorp awards.  2004 includes $4,694,000 from the Materna(TM) award and $1,203,000 from the Unilens settlement and stock sale.
(3)     2008 includes recovery of $480,000 in legal fees related to the settlement of our dispute with
Palatin.  2007 includes $877,000 of non-cash compensation related to stock options, $1,650,000 for the settlement of the case, including legal fees, brought against us by John B. Nano, write-off of $750,000 investment in non-public companies and related investigative fees of $189,000, and $711,000 of costs related to the proxy contest, including $125,000 non-cash compensation in the form of shares of common stock.  2006 includes $398,000 of non-cash compensation expense related to stock options and $371,000 of legal costs relating to Mr. Nano.  2005 includes $170,000 of non-cash compensation expense related to stock options,
$782,000 in defense costs relating to an OSHA claim by two former employees, and $228,000 relating to compliance with Section 404 of the Sarbanes-Oxley Act.
(4)     No cash dividends were declared or paid in any year presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

     Competitive Technologies, Inc. ("CTT"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTT and its subsidiaries (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

     We earn revenues in two ways, from licensing our clients' and our own technologies to our customer licensees, and in a business model that allows us to share in the profits of distribution of finished products. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. Our revenue fluctuates due to changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

     We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense those rights to our customers, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage. Products we evaluate must be a working prototype or finished product. We establish channel partners based on forging relationships with mutually aligned goals and matching competencies, to deliver solutions that benefit the ultimate end-user.

     Reliance on one revenue source. In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties. We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     We filed a patent infringement complaint against three suspected infringers, but believe progress in this case may be subject to delaying tactics by the defendants, adding to the normal period of time it takes for such cases to work their way through the court system. In response to the action we filed, one defendant has requested that the United States Patent and Trademark Office ("USPTO") re-evaluate the validity of our patent. Re-examination proceedings are now underway at the USPTO Board of Appeals. We do not expect an adverse finding, but completion of such action will delay the ultimate resolution of the case. Further action in this case is pending. (For further information, see ITEM 3. LEGAL PROCEEDINGS.)

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

     The Company incurred an operating loss for fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS - 2008 VS. 2007

SUMMARY OF RESULTS

     We incurred a net loss for 2008 of $5,966,000, or $0.73 per share, compared to a net loss for 2007 of $8,894,000, or $1.11 per share, a decreased loss of $2,928,000, or $.38 per share. The reasons for the decrease in net loss are explained in detail below.

     Our future cash requirements depend on many factors, including operations and sales, outcome and cost of legal proceedings, and equity financing. To achieve and sustain profitability, we must license technologies with sufficient current and long-term revenue streams, add new licenses, sign additional distribution agreements, and broaden the base of technologies and products with which we are involved. Some of these factors are subject to activities beyond our control. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital Agreement, and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

     REVENUES

     Total revenue for 2008 was $1,193,000, compared to $4,167,000 for 2007, a decrease of $2,974,000, or 71%.

     Retained royalties for 2008 were $973,000, which was $1,758,000, or 64% lower than the $2,731,000 reported in 2007. The following compares revenue from technologies with retained royalties greater than or equal to $150,000 in 2008 or 2007.

                                                Increase      % Increase
                              2008        2007  (Decrease)    (Decrease)
                          --------  ----------  ------------  -----------
Homocysteine assay        $276,000  $2,037,000  $(1,761,000)         (86)
Sexual dysfunction         320,000      60,000      260,000          433
Wireless FM modulator       26,000     216,000     (190,000)         (88)
Plasma display             150,000     150,000            -            -
All other technologies     201,000     268,000      (67,000)         (25)
                          --------  ----------  ------------
TOTAL RETAINED ROYALTIES  $973,000  $2,731,000  $(1,758,000)        (64)%
                          ========  ==========  ============

     During 2008 and 2007, we received no upfront fees from new homocysteine licenses granted in the year. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     Approximately 28% of our retained royalties for 2008 were from our homocysteine assay technology. We actively market existing technologies, and seek new technologies to mitigate this concentration of revenue and to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     During 2008, we announced an agreement with Palatin terminating the License Agreement of March 31, 1998 for our sexual dysfunction technology. As part of the agreement, Palatin agreed to pay CTT $800,000. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client.

     Investment income includes dividends and interest earned on our invested cash. Investment income for 2008 was $159,000, compared to $554,000 in 2007 a decrease of $395,000, or 71%. The decrease is due to lower average monthly cash balances in the current year compared to the prior year, and significantly lower rates of return earned on invested cash.

     Product sales for 2008 represents sales of our thermal therapy, which we no longer carry, and our electronic stress management and memory improvement product. For 2007, sales were for the thermal therapy unit only.

     Other income for 2007 was primarily the proceeds of $806,000 on the sale of patents related to our Video Compression technology during the fourth quarter. It also included a marketing study.

     EXPENSES

                                                     Increase      % Increase
                                  2008         2007    (Decrease)   (Decrease)
                            ----------  -----------  ------------  -----------

Cost of product sales       $   54,000  $   135,000  $   (81,000)         (60)
Personnel and other
  direct expenses
  relating to revenues       3,202,000    5,463,000   (2,261,000)         (41)
General and
  administrative expenses    3,563,000    5,736,000   (2,173,000)         (38)
Patent enforcement
  expenses, net of
  reimbursements                42,000      977,000     (935,000)         (96)
Loss on permanent
  impairment of
  available-for-sale
  securities                   228,000            -      228,000            -
Loss on sale of available-
  for-sale securities           71,000            -       71,000            -
Loss on investment                   -      750,000     (750,000)        (100)
                            ----------  -----------  ------------
TOTAL EXPENSES              $7,160,000  $13,061,000  $(5,901,000)         (45)
                            ==========  ===========  ============

     Total expenses decreased $5,901,000 or 45% in 2008 compared to 2007.

     Cost of product sales in 2007 represents costs of our thermal therapy, which we no longer carry. Costs were high relative to revenue because we had sold units at a loss after the decision was made to eliminate this product.

     Personnel and other direct expenses relating to revenues decreased a net $2,261,000 or 41% in 2008, compared to 2007, with decreases in payroll and related benefits of $1.25 million as a result of reducing full-time equivalent headcount 40%, from 20 to 12. A major part of the expenditures in 2007 was costs associated with the prior Board and management's annual meeting and proxy contest, which triggered the change in control provision in our employee stock option plan. As a result, all outstanding options vested and we incurred $667,000 more in stock option expense in 2007 than in 2008. We also incurred one-time charges in 2007 for the write-off of $264,000 in prepaid royalties related to RFID technology, and commission on the sale of video compression patents of $156,000. These savings were offset by $112,000 paid in 2008 to University of Connecticut for the development of an asthma assay.

     General and administrative expenses decreased a net $2,173,000 or 38% in 2008, compared to 2007. In 2007 the company paid $1 million to settle litigation with our current CEO and related legal costs of $740,000, including $650,000 paid directly to the plaintiff's attorney. We also incurred over $703,000 related to the annual meeting and proxy contest noted above. In addition, we incurred $103,000 in investment banking expenses last year for a contract that was cancelled when the new management took control. Travel and entertainment expenses are lower in 2008 by $34,000, due to lower headcount and the concerted effort by management to reduce costs. We incurred a bad debt expense of $181,000 in 2007. Most of this charge, $129,000, was reversed in 2008 as we received payment on disputed homocysteine royalties. These savings were offset by increases in legal fees of $624,000, primarily related to the Marcovitch litigation (For further information, see ITEM 3. LEGAL PROCEEDINGS), and costs of $125,000 related to the 2008 CTT Innovation Conference.

     Patent enforcement expenses, net of reimbursements, decreased a net $935,000 or 96% in 2008, compared to 2007, as the result of settling our arbitration proceeding with Palatin Technologies, Inc., whereby we were able to recoup $480,000 of incurred legal fees. CTT retains all rights to the technology commonly known as PT-14, and is pursuing discussions with parties to develop this technology. In addition, Fujitsu and LabCorp litigations were settled prior to fiscal 2008 and there has been little activity in the Carolina Liquids litigation as we await patent reexam results. (For further information, see ITEM
3. LEGAL PROCEEDINGS.)

     Loss on permanent impairment of available for sale securities of $228,000 relates to our investment in Palatin shares. During the first quarter of fiscal 2008, we determined that the decline in market value of the Palatin shares was other than temporary and wrote the investment down to its fair market value as of October 31, 2007.

     Loss on sale of securities of $71,000 relates to the sale of our available for sale Palatin and Clinuvel securities.

     Loss on Investment. In April 2007, we invested $750,000 in a non-public company located in Cali, Colombia for a) 5% ownership, including proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to purchase the remaining 95% ownership and c) an exclusive marketing agreement. During the fourth quarter, it was determined that the technology was not viable and that we had been defrauded. As a result, the entire investment of $750,000 was written off. We have brought a lawsuit against the non-public company, a former CTT director, his former spouse and a former CTT employee to attempt to recover our investment. (For further information, see the Marcovitch and Federal cases, ITEM 3. LEGAL PROCEEDINGS.)

PROVISION FOR INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2008 and in 2007, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below).

     The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2008 and in 2007, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance if we have future taxable income. We have substantial federal and state NOLs and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at July 31, 2008, approximately $4,057,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     We adopted the provisions of FIN 48 on August 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN
48. At the adoption date, and at July 31, 2008 we had no unrecognized tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At July 31, 2008, we had no outstanding debt or credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in our efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements. In fiscal 2009, we will raise cash through sale of stock to Fusion Capital as needed, provided that our stock price does not drop below $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. Our litigation costs, including the lawsuit against Ben Marcovitch, should have future costs at greatly reduced levels than what is reflected in our Statement of Operations through July 31, 2008.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. A U.S. patent has been applied for, and CTT is working with the FDA for 510(k) authorization for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT partner GEOMC Co., Ltd. of Korea is manufacturing the product commercially for worldwide distribution.

     In fiscal 2008, distribution agreements granted country-exclusive rights to Excel Life Sciences, Inc. for India. Subsequent agreements have granted country-exclusive rights to Biogene Pharma Limited for Bangladesh, and to GEOMC Co., Ltd. for Korea. Each of these companies is obtaining local sales authorization.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At July 31, 2008, cash and cash equivalents were $2,237,000 compared to $6,572,000 at July 31, 2007. The fiscal 2008 loss of $5,966,000 contained non-cash charges of $878,000 and reduction in assets and liabilities of $40,000, resulting in cash used in operations of $5,128,000. Cash flow provided by investing activities includes proceeds of $823,000 primarily from the sale of available-for-sale securities. These activities reduced cash by $4,335,000. As of October 17, 2008, our cash and cash equivalents balance is approximately $1.3 million.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

FUNDING AND CAPITAL REQUIREMENTS

     EQUITY FINANCING

     On July 22, 2008, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $5 million of our common stock to Fusion Capital over a 24-month period (the "Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the Agreement, we subsequently issued 63,280 registered shares of our common stock to Fusion Capital for its initial commitment (the "Initial Commitment Shares"), and agreed to issue 42,187 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sell the $5 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,605,467 shares of common stock potentially to be issued under the Agreement. On September 26, 2008, the SEC declared our registration statement effective.

     Subject to our right at any time to suspend sales of our common stock or to terminate the Agreement, Fusion Capital is obligated to purchase up to $50,000 of our common stock each three business days (the "Base Purchase Amount"). No sales will be made below a $1.00 per share floor price. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     Fusion Capital may not purchase shares of our common stock under the Agreement if Fusion Capital would beneficially own in excess of 19.99% of our common stock outstanding at the time of purchase. Fusion Capital has agreed not to sell the Commitment Shares for 24 months or termination of the Agreement.

     We incurred cash costs relating to the completion of the Agreement, including professional fees, listing fees and due diligence costs. We also incurred noncash costs for the estimated fair value of the Initial Shares of $123,396. We have capitalized all of the cash and noncash costs, aggregating $261,716, as deferred financing costs, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Agreement.

     Since July 31, 2008 through October 17, 2008, we sold 34,620 shares, and issued 422 Commitment Shares of our common stock to Fusion Capital for approximately $50,000, and amortized approximately $2,618 of deferred charges against capital in excess of par value.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for fiscal 2008 and 2007. In fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     For fiscal 2009, we expect our capital expenditures to be less than $25,000.

     GENERAL

     Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing. To achieve and sustain profitability, we must increase the number of distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses. Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital Agreement, and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     At July 31, 2008, our contractual obligations were:

                                                                       MORE THAN
CONTRACTUAL OBLIGATIONS  TOTAL       YEAR        1-3 YEARS  3-5 YEARS  5 YEARS
-----------------------  ----------  ---------  ----------  ---------  ---------
Operating lease
  obligations,
  principally rent       $1,490,000  $ 296,000  $  575,000  $ 593,000  $ 26,000
Nano employment
  agreement                 525,000    350,000     175,000          -         -
                         ----------  ---------  ----------  ---------  ---------
                         $2,015,000  $ 646,000  $  750,000  $ 593,000  $ 26,000
                         ==========  =========  ==========  =========  =========

     Any other commitments we may have are contingent upon a future event.

     Contingencies. Our directors, officers, employees and agents may claim indemnification in certain circumstances. We seek to limit and reduce potential obligations for indemnification by carrying directors and officers liability insurance, subject to deductibles.

     We also carry liability insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of business.

     Many of our license and service agreements provide that upfront license fees, license fees and/or royalties we receive are applied against amounts that our clients or we have incurred for patent application, prosecution, issuance and maintenance costs. We expense such costs as incurred, and reduce expense if reimbursed from future fees and/or royalties. If the reimbursement belongs to our client, we record no revenue or expense.

     As of July 31, 2008, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $207,318, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $2,805 of these obligations in 2008.

     We engage independent consultants who provide us with business development, consulting and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2008 or 2007. For the year ended July 31, 2008, we paid $1,500 under such contract. For the year ended July 31, 2007, we neither accrued nor paid incentive compensation under such contracts.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses for the reporting period, and related disclosures. We base our estimates on information available at the time, and assumptions we believe are reasonable. By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control. As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them in later periods.

     We believe the following significant estimates, assumptions and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

     Deferred tax assets. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of uncertainty of achieving sufficient taxable income in the future, a full valuation allowance against its deferred tax asset has been recorded. If these estimates and assumptions change in the future, the Company may be required to reverse the valuation allowance against deferred tax assets, which could result in additional income tax income.

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

     Deferred equity financing costs. We have incurred cash costs relating to the completion of the Agreement, including professional fees, listing fees and due diligence costs. We have capitalized all of the cash costs, aggregating $133,109, as deferred financing costs which have been included as Other long-term assets at July 31, 2008, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Agreement. We currently estimate that we will sell $5 million of common stock to Fusion Capital pursuant to the Agreement.

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

     We incurred charges of $70,500, and $22,000 in 2008 and 2007, respectively, for consulting services provided by a relative of our President and CEO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-----------                                                                 ----

Report of Independent Registered Public Accounting Firm                       28

Consolidated Balance Sheets                                                   29

Consolidated Statements of Operations                                         30

Consolidated Statements of Changes in Shareholders' Interest                  31

Consolidated Statements of Cash Flows                                         32

Notes to Consolidated Financial Statements                               33 - 51

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Competitive Technologies, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the related consolidated statement of operations, changes in shareholders' interest and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at July 31, 2008, the Company has incurred operating losses for fiscal years 2006 through 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 28, 2008

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                             JULY 31, 2008      July 31, 2007
                                             ---------------    ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $    2,237,095     $    6,572,076
  Receivables, net of allowance of
    $101,154 and $422,604
    at July 31, 2008 and 2007                       120,077            739,797
  Available-for-sale securities                           -          1,630,237
  Inventory                                               -             44,781
  Prepaid expenses and other current assets         317,756            377,419
                                             ---------------    ---------------
    Total current assets                          2,674,928          9,364,310

Property and equipment, net                         262,863            304,185
Other long term assets                              173,192             43,861
Intangible assets acquired, net                           -                377
                                             ---------------    ---------------
      TOTAL ASSETS                           $    3,110,983     $    9,712,733
                                             ===============    ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                           $      679,644     $      727,808
  Accrued expenses and other liabilities            759,081          1,323,485
                                             ---------------    ---------------
    Total current liabilities                     1,438,725          2,051,293
Deferred rent                                        78,822             62,624
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized,
    2,427 shares issued and outstanding              60,675             60,675
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    8,179,872 and 8,107,380 shares
    issued respectively                              81,798             81,073
  Capital in excess of par value                 35,732,761         35,263,453
  Accumulated deficit                           (34,281,798)       (28,315,344)
  Accumulated other comprehensive income                  -            508,959
                                             ---------------    ---------------

    Total shareholders' interest                  1,593,436          7,598,816
                                             ---------------    ---------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' INTEREST                 $    3,110,983     $    9,712,733
                                             ===============    ===============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                           Year ended July 31,
                                       ----------------------------
                                              2008            2007
                                       ------------    ------------
REVENUES
Retained royalties                     $   973,181     $ 2,731,318
Product Sales                               61,463          66,798
Investment income                          158,709         553,951
Other income                                     -         815,149
                                       ------------    ------------
                                         1,193,353       4,167,216
                                       ------------    ------------
EXPENSES
Cost of product sales                       54,419         134,665
Personnel and other
  direct expenses
  relating to revenues                   3,201,833       5,463,426
General and administrative
  expenses                               3,562,919       5,735,661
Patent enforcement expenses,
  net of reimbursements                     42,231         977,410
Impairment of available-
  for-sale securities                      227,596               -
Loss on sale of available-
  for-sale securities,
  net of gains                              70,809               -
Loss on Investment                               -         750,000
                                       ------------    ------------
                                         7,159,807      13,061,162
                                       ------------    ------------
Income (loss) before income taxes       (5,966,454)     (8,893,946)
Provision (benefit) for income taxes             -               -
                                       ------------    ------------
NET INCOME (LOSS)                      $(5,966,454)    $(8,893,946)
                                       ============    ============
Net income (loss) per common share:
  Basic earnings (loss) per share      $     (0.73)    $     (1.11)
  Diluted earnings (loss) per share    $     (0.73)    $     (1.11)
Weighted average number of
  common shares outstanding:
  Basic                                  8,156,343       8,040,455
  Diluted                                8,156,343       8,040,455

                             See accompanying notes
                                   Page 30

                                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Changes in Shareholders' Interest

                              PREFERRED STOCK  COMMON STOCK
                              ---------------  --------------------
                              SHARES                                 CAPITAL IN                  ACCUM. OTHER     TOTAL
                              OUTST-           SHARES                EXCESS OF    ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                              ANDING  AMOUNT   OUTSTANDING  AMOUNT   PAR VALUE    DEFICIT        INCOME/(LOSS)    INTEREST
                              ------  -------  -----------  -------  -----------  -------------  ---------------  ---------------
Balance - July 31, 2006        2,427   60,675    7,956,534  $79,565  $34,030,075  $(19,421,398)  $     (294,717)  $   14,454,200
Comprehensive loss:
  Net loss                                                                          (8,893,946)                       (8,893,946)
  Unrealized increase
    in market value of
    securities                                                                                          651,991          651,991
  Foreign currency
    translation adjust-
    ments on securities                                                                                 151,685          151,685
                                                                                                                  ---------------
  Comprehensive loss                                                                                                  (8,090,270)
  Compensation
    expense from
    stock option grants                                                  845,368                                         845,368
  Modification of
    stock options                                                         31,550                                          31,550
  Exercise of common
    stock options                                   35,500      355       78,070                                          78,425
  Stock issued to
    401(k) plan                                     52,846      528      124,452                                         124,980
  Stock issued for
    services provided                               50,000      500      124,500                                         125,000
  Stock issued
    to Directors                                    12,500      125       29,438                                          29,563
                              ------  -------  -----------  -------  -----------  -------------  ---------------  ---------------

Balance - July 31, 2007        2,427   60,675    8,107,380  $81,073  $35,263,453  $(28,315,344)  $      508,959   $    7,598,816
COMPREHENSIVE LOSS:
  NET LOSS                                                                          (5,966,454)                       (5,966,454)
  RECLASSIFICATION
    ADJUSTMENT FOR
    REALIZED LOSS ON
    AVAILABLE-FOR-
    SALE SECURITIES                                                                                    (569,882)        (569,882)
  FOREIGN CURRENCY
    TRANSLATION ADJUSTMENTS
    ON SECURITIES                                                                                        60,923           60,923
                                                                                                                  ---------------
  COMPREHENSIVE LOSS                                                                                                  (6,475,413)
  COMPENSATION EXPENSE
    FROM STOCK OPTION GRANTS                                             321,825                                         321,825
  STOCK ISSUED TO
    401(K) PLAN                                     62,492      625      132,483                                         133,108
  STOCK ISSUED TO
    DIRECTORS                                       10,000      100       15,000                                          15,100
                              ------  -------  -----------  -------  -----------  -------------  ---------------  ---------------
BALANCE - JULY 31, 2008        2,427  $60,675    8,179,872  $81,798  $35,732,761  $(34,281,798)  $            -   $    1,593,436
                              ======  =======  ===========  =======  ===========  =============  ===============  ===============

                                                 See accompanying notes

                                                        Page 31

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                      Year ended July 31,
                                                 ----------------------------
                                                        2008            2007
                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(5,966,454)    $(8,893,946)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Write-off of investment in non-public
    companies                                              -         750,000
  Reserve for disputed receivables                         -         169,042
  Write off of prepaid royalties                           -         264,947
  Depreciation and amortization                       72,034          91,974
  Deferred rent                                       16,198          62,624
  Share-based compensation - stock options           321,825         876,918
  Stock issued as compensation for services
    rendered                                               -         125,000
  Accrued stock contribution                         170,644         150,812
  Loss on available-for-sale securities               70,809               -
  Loss on permanent impairment of
    available-for-sale securities                    227,596               -
  Changes in assets and liabilities:
    Receivables                                      619,720       2,669,100
    Inventory                                         44,781               -
    Prepaid expenses and other long-term
      assets                                         (69,669)        (49,799)
    Accounts payable, accrued expenses
      and other liabilities                         (635,004)     (1,654,115)
                                                 ------------    ------------
Net cash used in operating activities             (5,127,520)     (5,437,443)
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (30,334)       (228,217)
  Proceeds from sale of available-for-sale
    securities                                       822,873               -
  Investment in non-public company                         -        (750,000)
                                                 ------------    ------------
Net cash provided by (used in)
  investing activities                               792,539        (978,217)
                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                 -          78,425
                                                 ------------    ------------
Net (decrease) in cash and cash equivalents       (4,334,981)     (6,337,235)
Cash and cash equivalents at beginning of year     6,572,076      12,909,311
                                                 ------------    ------------
Cash and cash equivalents at end of year         $ 2,237,095     $ 6,572,076
                                                 ============    ============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION

     Competitive Technologies, Inc. ("CTT") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S.A. and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from successful licensing of clients' technologies.

     The consolidated financial statements include the accounts of CTT, CTT Trading and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     The Company incurred an operating loss for fiscal 2008, as well as operating losses in fiscal 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005 and 2004, we were profitable because of unusually large, upfront license fees related to our homocysteine technology that did not recur in 2008, 2007 or 2006. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. The $5.0 million pursuant to this financing remained available at July 31, 2008.

     Future revenue, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors beyond our control. These include technological changes, economic cycles, and our licensees' ability to successfully commercialize our technologies. Consequently, we may not be able to generate sufficient revenue to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital Agreement, provided that the Company's stock price does not drop below $1.00, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. Actual results could differ significantly from our estimates.

REVENUE RECOGNITION

     We earn revenue in two ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, and product sales fees in a business model that allows us to share in the profits of distribution of finished products.

     We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property, principally patents and inventions, or to their products. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement. We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense these rights to our customer, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage. Products must be a working prototype or finished product.

     Our customers pay us license fees based on usage of the technology, or per unit fees, and we share the revenue with our clients. When we receive reports of sales or payments from customers, whichever occurs first, we record revenue for our portion, and record our obligation to our clients. Revenue we record is solely our share of the gross revenue, net of our clients' share, which is usually a fixed percentage.

     We may receive annual minimum royalty payments or unit fees, milestone payments or unit fees, or an upfront payment or fee upon execution of the license or distribution agreement. These are generally non-refundable, and, except for annual minimums, are usually not creditable against future payments. We may apply the upfront fee or initial fees to reimburse patent prosecution and/or maintenance costs incurred by either party. In these cases, payments are recorded as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our client, we record no revenue or expense reduction. As a result, a new technology may not generate significant revenue in its early years.

     Licensing and distribution terms are set in written agreements with customers. In licensing technologies, we generally enter into single element agreements with customers, under which we have no additional obligations other than patent prosecution and maintenance. We may enter into multiple element agreements under which we have continuing service obligations. All revenue from multiple element agreements is deferred until delivery of all verifiable required elements. In milestone billing agreements we recognize non-refundable, upfront fees ratably over the life of the agreement, and milestone payments as the specified milestone is achieved. Retained royalties or distribution fees earned are of the following types:

     Non-refundable, upfront license fee - We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement. Once delivery is complete, and the fee is collected, we have no continuing obligation. In fiscal 2008, we received $50,000 in upfront fees.

     Royalty or per unit fees - The royalty or per unit rate is fixed in the license or distribution agreement, with the amount earned contingent upon our customer's usage of our technology or sale of our product. Some agreements may contain stipulated minimum monthly or annual fee payments to CTT. We determine the amount of revenue to record when we can estimate the amount earned for a period. We receive payment or royalty reports on a monthly, quarterly or semi-annual basis indicating usage or sales of licensed technologies or products to determine the revenue earned in the period. Revenue may fluctuate from one quarter to another based on receipt of reports from customers.

     Retained royalties from foreign licensees were $237,262, and $425,466 for 2008 and 2007, respectively, including $0, and $33,827, respectively, from the gallium arsenide portfolio. Retained royalties from Japanese licenses were $176,462, and $183,821, in 2008 and 2007, respectively.

     Royalty legal awards - We earn non-recurring revenues from royalty legal awards, principally from patent infringement actions filed on behalf of our clients and/or us. Patent infringement litigation cases generally occur when a customer or another party ignores our patent rights, or challenges the legal standing of our clients' or our technology rights. These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our clients, by us, or shared. We share royalty legal awards in accordance with the agreement we have with our clients, usually after reimbursing each party for their related legal expenses. We recognize royalty legal award revenue when our rights to litigation awards are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash from the adverse party, or by sale of our rights to another party without recourse, and we have no obligation or are very unlikely to be obligated to repay such collected amounts. Proceeds from cases settled out of court are recorded as retained royalties. (For further information, see NOTE 3.)

     Legal awards in patent infringement cases usually include accrued interest through the date of payment, as determined by the court. The court awards interest for unpaid earned income. Interest may also be included in other settlements with customers. Interest included in an award or settlement is generally recorded as interest income when received.

     Unless otherwise specified, we record all other revenue, as earned.

CONCENTRATION OF REVENUES

     Approximately $276,000, or 28%, of 2008 retained royalties was derived from the homocysteine assay. In 2007 we derived approximately 75% of our retained royalties from this same technology.

     The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     Certain of our other patents have or will soon expire. In 2008, we derived retained royalties from licenses on 16 patented technologies. Royalties from eight of those patented technologies have or will expire between 2008 and 2011. Those patented technologies represented approximately 53% of our retained royalties in 2008. Retained royalties of $273,961, or 28%, $232,919, or 24%, and $13,143, or 1%, were from patents expiring in fiscal 2008, 2010 and 2011, respectively. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

EXPENSES

     We recognize expenses related to evaluating, patenting and licensing inventions, and enforcing intellectual property rights in the period incurred.

     Personnel and other direct expenses relating to revenue include employee salaries and benefits, marketing and consulting expenses related to technologies and specific revenue initiatives, domestic and foreign patent legal filing, prosecution and maintenance expenses, net of reimbursements, amortization and impairment of intangible assets acquired, royalty audits, and other direct costs.

     General and administrative expenses include directors' fees and expenses, public company related expenses, professional services, including financing, audit and legal services, rent and other general business and operating expenses.

     Patent enforcement expenses, net of reimbursements, include direct costs incurred to enforce our patent rights, excluding personnel related costs. In certain instances we recover amounts previously expensed from future revenue and record our reimbursement as a reduction of expense. (For further information, see NOTE 3.)

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities were classified as current assets and carried at fair value as determined by the closing stock price at the balance sheet date. Temporary unrealized holding gains and losses were excluded from earnings and recorded as a component of other comprehensive income or loss. Permanent declines in fair value and actual losses upon the sale of securities were included in income at the time the determination was made, or the sale occurred.

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

INTANGIBLE ASSETS ACQUIRED

     Intangible assets acquired are comprised of certain licenses and patented technologies acquired in 1996, and are stated at the lower of cost or estimated fair value. We amortize that value on a straight-line basis over the estimated remaining lives of the assets. At July 31, 2008, these assets have been fully amortized.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS ACQUIRED

     We review our long-lived and intangible assets acquired for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment items identified.

INCOME TAXES

     Income taxes are accounted for on the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The provision for income taxes is the estimated amount of our income tax liability for the year, combined with the change during the year in deferred tax assets and liabilities. We recognize deferred income taxes for the future income tax consequences of differences between the income tax and financial reporting bases of assets and liabilities at each balance sheet date. We base the amount of deferred income taxes recorded on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect our taxable income. We establish valuation allowances against deferred income tax assets to reduce their carrying values to the amount that we estimate we are more likely than not to realize. We may be subject to the alternative minimum tax ("AMT"). We record any AMT liability in the year in which it is incurred.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In 2007 our non-cash operating activities included a reserve for our clients' share of disputed receivables of $253,562 and a corresponding decrease in royalties payable to our clients. In 2007 our non-cash investing activities were comprised of a net $803,676 unrealized gain on our Clinuvel and Palatin common stock. In 2008, prior to the sale of our Clinuvel and Palatin common stock, the Company recorded a non-cash reclassification adjustment for realized losses of $508,959 on these stocks. Non-cash financing activities included $148,208, and $154,543, in 2008 and 2007 respectively, of stock issued pursuant to our 401(k) plan and a directors' stock plan.

FISCAL YEAR

     Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively. Fiscal year 2008 is the year ended July 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. The Company is currently evaluating the impact of SFAS 157 on our consolidated financial statements.

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

     In October 2008, the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of Statement 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS 157-3 is effective upon issuance. The Company is currently evaluating the impact adoption of FSP FAS 157-3 may have on the financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

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

3.     RETAINED ROYALTIES: PRIOR YEAR LICENSES GRANTED AND SETTLEMENTS

     Palatin Technologies, Inc. -During the second quarter of fiscal 2008, we agreed to a settlement with Palatin regarding our arbitration proceeding against them. As part of the agreement Palatin agreed to pay us $800,000. We recorded $320,000 of revenue, and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client. (For further information, see
NOTE 18.)

4.     INVESTMENT IN NON-PUBLIC COMPANY

     On April 18, 2007, we paid $750,000 to a Colombia-based non-public company, Agrofrut, E.U. ("Agrofrut"), for a) a 5% ownership of Agrofrut, including proprietary technology for converting biomass waste to nutraceutical ingredients; b) an option to exchange CTT's common stock for the remaining 95% ownership of Agrofrut; and c) an exclusive marketing agreement for Agrofrut's products during the option period. The option was for a purchase within 180 days, using a formula provided in the agreement. The investment was initially recorded at cost on the Consolidated Balance Sheet.

     Agrofrut's extraction technology was supposed to use biomass waste from pineapples and other agricultural products to produce nutraceutical ingredients such as bromelain and xylitol, among other important by-products, including ethanol and other alternative fuels. The principal shareholder of Agrofrut is Betty Rios Valencia, the former spouse of Ben Marcovitch, one of our former Directors.

     In August 2007, we determined that false and misleading information had been provided to CTT by Mr. Marcovitch and Ms. Rios Valencia in an attempt to defraud the company. We have instituted a lawsuit against Agrofrut, Ms. Rios Valencia, Mr. Marcovitch, and John Derek Elwin III, a former CTT employee, to recover our investment in Agrofrut. During the fourth quarter of 2007, we recorded a Loss on Investment of $750,000. In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter. (For further information see NOTE 18.)

5.     INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.

     A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

                                            Year ended July 31,
                                            -------------------
                                               2008     2007
                                             -------  -------
     Provision (benefit) at U.S. federal
       statutory rate                        (34.0)%  (34.0)%
     State provision (benefit), net of U.S.
       federal tax                             (6.1)    (5.1)
     Permanent differences                       .7      2.8
     Other items                                (.2)       -
     Deferred tax valuation allowance          39.6     36.3
                                             -------  -------
     Effective income tax rate                  0.0%     0.0%
                                             =======  =======

     Net deferred tax assets consist of the following:

                                      JULY 31, 2008    July 31, 2007
                                      ---------------  ---------------
     Net federal and state operating
       loss carryforwards             $    8,856,492   $    6,856,470
     Net capital loss carryforwards          358,256          552,490
     Impairment of investments               733,802          760,931
     Other, net                              357,410          322,375
                                      ---------------  ---------------
       Deferred tax assets                10,305,960        8,492,266
     Valuation allowance                 (10,305,960)      (8,492,266)
                                      ---------------  ---------------
     Net deferred tax assets          $            -   $            -
                                      ===============  ===============

     At July 31, 2008, we had aggregate federal net operating loss carryforwards of approximately $22,560,000, which expire at various times through 2028, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $15,932,000 that expire through fiscal year 2012.

     A significant portion of the NOLs remaining at July 31, 2008, approximately $4,057,000, was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     Changes in the valuation allowance were as follows:

                                                   Year ended July 31,
                                                 -----------------------
                                                        2008        2007
                                                 -----------  ----------
     Balance, beginning of year                  $ 8,492,266  $5,430,971
     Change in temporary differences                   7,907     480,014
     Change in net operating and capital losses    1,805,787   2,581,281
                                                 -----------  ----------
     Balance, end of year                        $10,305,960  $8,492,266
                                                 ===========  ==========

     Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

     We adopted the provisions of FIN 48 on August 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN
48. At the adoption date, and at July 31, 2008 we had no unrecognized tax benefits.

     Prior to the adoption of FIN 48, we included interest and penalties on the underpayment of income taxes in income tax expense. Upon adoption of FIN 48, we have continued to follow this policy.

     We file income tax returns in the United States and Connecticut. The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005. Our open tax years for review are fiscal years ending July 31, 2006 through 2008. The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

6.     NET INCOME (LOSS) PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                                Year ended July 31,
                                               --------------------
                                                    2008       2007
                                               ---------  ---------
     Denominator for basic net income
       (loss) per share, weighted average
       shares outstanding                      8,156,343  8,040,455
     Dilutive effect of common stock options   N/A        N/A
     Denominator for net income (loss)
       per share, assuming dilution            8,156,343  8,040,455
                                               =========  =========

     Options to purchase 806,325 and 960,825 shares of our common stock at July 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the years ended July 31, 2008 and 2007, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

7.     COMPREHENSIVE INCOME

     Accumulated other comprehensive income consists of the following:

                                                JULY 31, 2008   July 31, 2007
                                                --------------  --------------
     Accumulated net unrealized holding gain
       on equity securities                     $            -  $       80,951
     Accumulated unrealized foreign currency
       translation gain                                      -         195,884
     Accumulated unrealized gain from reversal
       of sale restriction discount                          -         232,124
                                                --------------  --------------
     Accumulated other comprehensive income     $            -  $      508,959
                                                ==============  ==============

8.     EQUITY FINANCING

     On July 22, 2008, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $5.0 million of our common stock to Fusion Capital over a 24-month period (the "Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the Agreement, subsequently we issued 63,280 registered shares of our common stock to Fusion Capital for its initial commitment (the "Initial Commitment Shares"), and agreed to issue 42,187 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sell the $5.0 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,605,467 shares of common stock potentially to be issued under the Agreement. On September 26, 2008, the SEC declared our registration statement effective.

     Subject to our right to suspend sales of our common stock at any time and to terminate the Agreement at any time, Fusion Capital is obligated to purchase up to $50,000 of our common stock each three business days (the "Base Purchase Amount"). No sales will be made below a $1.00 per share floor price. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     Fusion Capital may not purchase shares of our common stock under the Agreement if Fusion Capital would beneficially own in excess of 19.99% of our common stock outstanding at the time of purchase. Fusion Capital has agreed not to sell the Commitment Shares for 24 months or termination of the Agreement.

     Through July 31, 2008, we sold zero shares, and issued zero Commitment Shares, of our common stock to Fusion Capital. We plan to use the eventual proceeds for general working capital needs.

     We have incurred cash costs relating to the completion of the Agreement, including professional fees, listing fees and due diligence costs. We have capitalized all of the cash costs, aggregating $133,109, as deferred financing costs which have been included as Other long-term assets at July 31, 2008, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Agreement. We currently estimate that we will sell $5 million of common stock to Fusion Capital pursuant to the Agreement.

     Since July 31, 2008 through October 17, 2008, we sold 34,620 shares, and issued 422 Commitment Shares of our common stock to Fusion Capital for approximately $50,000, and amortized approximately $2,618 of deferred charges against capital in excess of par value.

9.     RECEIVABLES

     Receivables consist of the following:

                                         JULY 31, 2008   July 31, 2007
                                         --------------  --------------
     Royalties, net of reserve of
       $101,154 and $422,604
       at July 31, 2008 and 2007         $       26,524  $      513,085
     Receivables from insurance carrier          63,440         177,304
     Other                                       30,113          49,408
                                         --------------  --------------
     Receivables                         $      120,077  $      739,797
                                         ==============  ==============


10.     INVENTORY

     At July 31, 2007 inventory consisted of our thermal therapy unit. Inventories consisting of finished goods are stated at the lower of cost (first in, first out) or market.

11.     PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following:

                                                JULY 31, 2008    July 31, 2007
                                                ---------------  ---------------
     Equipment and furnishings                  $      418,641   $      419,279
     Leasehold improvements                            113,838           93,063
                                                ---------------  ---------------
       Property and equipment, gross                   532,479          512,342
     Accumulated depreciation and amortization        (269,616)        (208,157)
                                                ---------------  ---------------
       Property and equipment, net              $      262,863   $      304,185
                                                ===============  ===============

     Depreciation expense was $71,656 and $72,879, in 2008 and 2007, respectively.

12.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The Palatin and Clinuvel common stock we held were categorized as available-for-sale and carried at fair value. As of July 31, 2007, shares of both Palatin and Clinuvel were classified in current assets. The fair value of equity securities and other investments consists of the following:

                                   JULY 31,  July 31,    Number of
                                       2008        2007  shares     Type
                                   --------  ----------  ---------  ------------
Palatin (current asset,
  original basis $295,596)         $      -  $  311,100    170,000  Common stock
Clinuvel (original basis $825,682) $      -  $1,319,137  1,913,032  Common stock
MelanoTan                                --          --    378,000  Common stock
NTRU Cryptosystems, Inc. ("NTRU")        --          --  3,129,509  Common stock

     During the first quarter of fiscal 2008 we determined that the decline in the market value of our Palatin shares was other than temporary and wrote the investment down to its fair market value as of October 31, 2007. This resulted in an impairment charge of approximately $228,000.

     During the first and second quarters of fiscal 2008 we sold all Palatin and Clinuvel holdings for a net loss of $70,809.

     An ownership interest in Melanotan Corporation ("Melanotan") was purchased in prior years for a nominal amount. In a separate transaction, we licensed to Melanotan certain rights relating to a sunless tanning technology that we own. Melanotan sublicensed the rights to Clinuvel Pharmaceuticals. Melanotan has no operations of its own, and is currently being dissolved.

     In prior years, we acquired 3,129,509 shares of NTRU common stock, and certain preferred stock that later was redeemed, in exchange for cash and a reduction in our future royalty rate on sales of NTRU's products. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. There is no public market for NTRU shares. We previously wrote down the value of NTRU to $0, but we continue to own the shares.

13.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

                                                JULY 31, 2008   July 31, 2007
                                                --------------  --------------
     Prepaid insurance                          $      249,428  $      261,377
     Other                                              68,328         116,042
                                                --------------  --------------
     Prepaid expenses and other current assets  $      317,756  $      377,419
                                                ==============  ==============

14.     INTANGIBLE ASSETS ACQUIRED, NET

Intangible assets acquired, net, consist of the following:

                                      JULY 31, 2008    July 31, 2007
                                      ---------------  ---------------
     Intangible assets acquired,
       principally licenses
       and patented technologies,
       at cost, net of
       impairment charges             $    1,152,842   $    1,152,842
     Accumulated amortization             (1,152,842)      (1,152,465)
                                      ---------------  ---------------
     Intangible assets acquired, net  $            -   $          377
                                      ===============  ===============

     The weighted average life of the remaining technologies was 0 years at both July 31, 2008 and 2007.

     Amortization expense was $377 and $19,097 in 2008 and 2007, respectively.

15.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                             JULY 31, 2008   July 31, 2007
                                             --------------  --------------
     Royalties payable                       $      243,951  $      594,331
     Accrued compensation                           187,500         236,218
     Accrued professional fees                      139,728         388,779
     Accrued AMEX listing fee                        33,109               -
     Other                                          154,793         104,157
                                             --------------  --------------
     Accrued expenses and other liabilities  $      759,081  $    1,323,485
                                             ==============  ==============

16.     SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

     Preferred Stock - Holders of preferred stock are entitled to receive, if, as and when declared by the Board of Directors, out of funds legally available therefore, preferential non-cumulative dividends at the rate of $1.25 per share per annum, payable quarterly, before any dividends may be declared or paid upon or other distribution made in respect of any share of common stock. Preferred stock is redeemable, in whole at any time or in part from time to time, on 30 days' notice, at the option of the Company, at a redemption price of $25. In the event of voluntary or involuntary liquidation, the holders of preferred stock are entitled to $25 per share in cash before any distribution of assets can be made to holders of common stock.

     Each share of preferred stock is entitled to one vote. Holders of preferred stock have no preemptive or conversion rights. The preferred stock is not registered to be publicly traded.

     Employee Stock Option Plans - Pursuant to our 1997 Employees' Stock Option Plan, as amended (the "1997 Option Plan"), we could grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service). The stock options had to be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. No options could be granted under this plan after September 30, 2007.

     The following information relates to the 1997 Option Plan:

                                                JULY 31, 2008  July 31, 2007
                                                -------------  -------------
     Common shares reserved for
       issuance on exercise of options                646,075        618,575
     Shares available for future option grants              -        436,723

     Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2008 and 2007 is 15,250 in each year.

     2000 Directors Stock Option Plan - We also have a Directors Stock Option Plan (the "Directors Option Plan"), under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected, and 10,000 common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 4, 2010. In 2007, the remaining 10,000 stock options in the plan were allocated equally to the five outgoing non-employee directors.

     The following information relates to the 2000 Directors Stock Option Plan:

                                                JULY 31, 2008  July 31, 2007
                                                -------------  -------------
     Common shares reserved for
       issuance on exercise of options                145,000        327,000
     Shares available for future option grants        182,000              -


     At the Annual Meeting on February 2, 2007, a new Board of Directors was elected. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007. On January 2, 2008 we issued each Director 10,000 options as prescribed by the plan.

     Summary of Common Stock Options - Pursuant to FAS 123R, the total fair value of shares vested in 2008 and 2007 was $321,825 and $845,368, respectively, of non-cash compensation expense. Of this amount, $194,135 and $829,512, respectively, was included in personnel and other direct expenses relating to revenues, from stock options granted to employees in current and prior years, and vesting during 2008 and 2007. This amount includes a one-time charge of $466,995 on February 2, 2007 when all then outstanding stock options became vested under the change in control provisions of the plan. Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year. As of July 31, 2008, there was approximately $435,000 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan. This cost is expected to be recognized over a weighted average period of
1.33 years. Included in the $321,825 of expense recognized in 2008 is $127,690 of noncash compensation expense from stock options granted to directors pursuant to the Directors Option Plan. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

     In 2007, we recorded non-cash charges of $31,550 as a result of extending the exercise terms of certain stock options previously granted to former employees.

     In 2008, we recognized non-cash expense of $194,135 included in personnel and other direct expenses relating to revenues, and $127,690 included in general and administrative expenses. In 2007, we recognized non-cash expense of $861,062 included in personnel and other direct expenses relating to revenues, and $15,856 included in general and administrative expenses.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Year ended July 31,
                                   ------------------
                                      2008      2007
                                   --------  --------
     Dividend yield (1)                0.0%      0.0%
     Expected volatility (2)          74.2%     78.6%
     Risk-free interest rates (3)      4.1%      4.8%
     Expected lives (2)            5 YEARS   5 years

     (1) We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
     (2) Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
     (3) Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

     A summary of the status of all our common stock options as of July 31, 2008 and 2007, and changes during the years then ended is presented below.

                                           2008               2007
                                  ------------------------------------------
                                             WEIGHTED              Weighted
                                             AVERAGE               Average
                                             EXERCISE              Exercise
                                  SHARES     PRICE      Shares     Price
                                  ---------  ---------  ---------  ---------
Outstanding at beginning of year   960,825   $    4.19   992,973   $    5.46
Granted                            290,000        2.17   560,000        2.47
Forfeited                         (444,500)       5.11  (514,648)       4.52
Exercised                                -           -   (35,500)       2.21
Expired or terminated                    -           -   (42,000)       8.92
                                  ---------  ---------  ---------  ---------
Outstanding at end of year         806,325   $    2.96   960,825   $    4.19
                                  =========  =========  =========  =========
Exercisable at end of year         471,325   $    3.35   660,825   $    4.95
Weighted average fair value
  per share of options
  issued during the year                     $    1.38             $    1.64


     The total intrinsic value of stock options exercised during 2007 was $38,744, respectively. Total proceeds from stock option exercises were $78,425 in 2007. Generally, we issue new shares of common stock to satisfy stock option exercises.

     The following table summarizes information about all common stock options outstanding at July 31, 2008.

                         WEIGHTED                         WEIGHTED
                         AVERAGE                          AVERAGE
                         REMAINING    WEIGHTED            REMAINING    WEIGHTED
RANGE OF        NUMBER   CONTRACTUAL  AVERAGE    NUMBER   CONTRACTUAL  AVERAGE
EXERCISE        OUTST    LIFE IN      EXERCISE   EXER-    LIFE IN      EXERCISE
PRICES          ANDING   YEARS        PRICE      CISABLE  YEARS        PRICE
--------------  -------  -----------  ---------  -------  -----------  ---------
1.51 - $2.50    237,000         8.78  $    2.10  102,000         8.32  $    1.90
2.51 - $3.50    440,000         8.56  $    2.53  240,000         8.58  $    2.53
3.51 - $6.50     98,325         4.90  $    5.10   98,325         4.90  $    5.10
6.51 - $11.04    31,000         1.78  $    8.86   31,000         1.78  $    8.86

     A summary of the status of the Company's non-vested shares as of July 31, 2008 and changes during the year ended July 31, 2008 is presented below:

                                             WEIGHTED AVERAGE GRANT
     NON VESTED SHARES            SHARES     DATE FAIR VALUE
     ---------------------------  ---------  -----------------------
     Non vested at July 31, 2007   300,000   $                  1.66
     Granted                       290,000                      1.38
     Vested                       (200,000)                     1.47
     Forfeited and expired         (55,000)                     1.43
                                  ---------  -----------------------
     Non vested at July 31, 2008   335,000   $                  1.57
                                  =========  =======================

     1996 Directors' Stock Participation Plan - Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we issue to each non-employee director who has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director. This plan expires on January 3, 2011.

     We issued 10,000 and 12,500 shares of common stock to eligible directors in 2008 and 2007, respectively, and charged to expense $15,100 and $29,563, in 2008 and 2007 respectively, for the shares issued under this plan. The following information relates to the 1996 Directors' Stock Participation Plan:

                                 JULY 31, 2008  July 31, 2007
                                 -------------  -------------
     Common shares reserved for
       future share issuances           49,159         59,159

     There was no significant impact on the calculation of net loss per share for the years ended July 31, 2008 and 2007, as a result of the issuance of shares to our directors.

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

     During the first quarter of fiscal 2008, the Company granted to its employees options to purchase an aggregate of 190,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.25 which vest over four years. The fair value of these options was $272,080, which will be recognized as non-cash compensation expense over the vesting period. For the year ended July 31, 2008, the Company recognized $40,386 of non-cash compensation expense for the fair value of options granted to employees.

17.     401(K) PLAN

     We have an employee-defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the "Plan"), for all employees age 21 or over, and meet certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for each calendar year. We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

     Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. Our directors authorized and we expensed $140,000 in 2007 for such discretionary contributions. In 2008, we expensed 143,063 for discretionary contributions, subject to final approval by our directors. We have not contributed the related shares of our common stock to the Plan for 2008; however, in 2008, we contributed 62,492 shares of our common stock to the Plan for 2007.

18.     COMMITMENTS AND CONTINGENCIES

     Operating Leases - We have our offices in Fairfield, Connecticut under a lease that began August 24, 2006, and will end August 31, 2013, with an option to renew for an additional five years.

     At July 31, 2008, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were:

     YEAR ENDING JULY 31,
     --------------------------------
     2009                              $  296,055
     2010                                 294,567
     2011                                 280,598
     2012                                 291,220
     2013                                 301,842
     Thereafter                            25,226
                                       ----------
      Total minimum payments required  $1,489,508
                                       ==========

     Total rental expense for all operating leases was:

                              YEAR ENDED JULY 31,
                              -------------------
                                  2008      2007
                              --------  --------
     Minimum rental payments  $301,006  $295,992
     Less: Sublease rentals      4,075        --
                              --------  --------
     Net rent expense         $296,931  $295,992
                              ========  ========

     Employment Agreement - On February 2, 2007, we entered into an employment agreement with John B. Nano, our President and Chief Executive Officer. He was also appointed Chairman of the Board at no additional compensation. This agreement expires on February 2, 2010. Pursuant to the terms of the agreement, Mr. Nano will receive a minimum base compensation of $350,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, and is eligible, in the event of a termination of his employment for other than cause, to receive the continuation of base compensation and benefits through the term of the agreement, but not less than twelve months. In the event of a change in control, as defined, he is eligible to receive a continuation of the amount of base compensation in effect immediately prior to such termination or resignation for a period equal to twice that for a termination without cause or for the remainder of the employment agreement term, whichever is longer. The agreement automatically renews for one-year periods, unless notice is given 180 days in advance. Mr. Nano is also entitled to a car allowance or lease of a car equal to an S-class Mercedes. The agreement also called for the payment of $1 million to Mr. Nano and $650,000 to his legal advisors in settlement of his lawsuit against us. See below under "Employment Matters - John B. Nano."

     Contingencies - Revenue based - As of July 31, 2008, CTT and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $207,318, respectively, from grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.
VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized $2,805 and $10,900 related to these obligations in 2008 and 2007.

     Contingencies - Litigation

     Palatin Technologies, Inc. (Case completed) - CTT initiated litigation on September 14, 2005, against Palatin as a result of Palatin's breach of a Settlement Agreement between CTT and Palatin dated June 17, 2005. The settlement resolved a prior dispute regarding CTT's rightful portion of certain sublicense fees Palatin received from King Pharmaceuticals. The parties filed their complaints, counterclaims, and responses. CTT commenced an arbitration proceeding on June 5, 2006, as a result of Palatin's breach of a License Agreement between CTT and Palatin dated March 31, 1998.

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

     Securities and Exchange Commission (Case completed) - On August 11, 2004, the SEC filed a civil suit in the United States District Court for the District of Connecticut, naming Frank R. McPike, Jr., former President and CEO of CTT, and six individual brokers, alleging that from at least July 1998 to June 2001, the defendants were involved in a scheme to manipulate the price of our stock. The case relates to our 1998 stock repurchase program.

     We filed suit against our directors' and officers' insurance carrier to obtain reimbursement of our costs to defend us and our directors and officers. As part of an October 2004 settlement, our insurance carrier acknowledged that the deductible under our insurance policy had been satisfied relating to the SEC's civil suit. As a result, defense costs incurred in 2005, and thereafter, have been covered by our insurance carrier.

     On October 10, 2007, we agreed to a settlement of this case without the Company admitting or denying the allegation of the complaint, and consenting to be permanently restrained and enjoined from violating Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. No fines or penalties were imposed on the Company by the SEC in connection with this settlement. The settlement agreement was approved by the SEC and on October 26, 2007 was accepted by the Connecticut Federal District Court. This closed the SEC's investigation and proceedings against the Company. No members of CTT's current Board or management held positions with the Company during the period of 1998-2001.

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

     ICR, LLC (Case completed) - On August 3, 2007, ICR, LLC filed a complaint in Superior Court, Judicial District of Fairfield, at Bridgeport, Connecticut against CTT in an attempt to collect funds allegedly owed them from a previously cancelled contract. Previous management had employed ICR for public relations activity during their proxy contest in their attempt to be re-elected. The new management canceled the consulting contract after their election in February 2007. CTT filed counter-claims against ICR. On June 6, 2008 the matter was resolved with mutual withdrawal of the respective complaints. No monetary payment was made by either party.

     Federal Insurance Co. (Case completed) - On April 2, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal. CTT asserts that Federal is obligated to insure CTT for its $750,000 loss and legal fees associated with the case involving Ben Marcovitch and other co-defendants.

     In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter with Federal.

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. Re-examination proceedings are now underway at the USPTO Board of Appeals. We do not expect an adverse finding, but completion of such action will delay the ultimate resolution of the case. Further action in this case is pending.

     Ben Marcovitch and other co-defendants (Case pending) - On August 8, 2007, we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On June 23, 2008, the Court ruled that the defendants are compelled to respond to interrogatories and to produce any supplemental discovery documents by the deadline of July 7, 2008.

     On August 15, 2008 CTT filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch et al on September 15, 2008. CTT responded to the Memorandum on September 24. The case awaits the judge's decision regarding the Summary Judgment.

     We are aggressively pursuing this matter. Our previously filed claim under our fraud insurance policy with Federal Insurance Company, a part of the Chubb Group has been settled. See Federal Insurance case above.

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTT filed objections and requested a de novo hearing before an administrative law judge. Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board. In March 2008, the ARB issued a decision and order of remand, seeking clarification of the ALJ's analysis of quantum of evidence presented by the employee to sustain the employee's retaliation claim before the ALJ judge shifted the burden to CTT to prove by clear and convincing evidence that it would have terminated the employee regardless of protected activity.
The employee has requested consideration of the order of remand based on the Board's failure to address the employee's appeal issues, but the ARB has not yet ruled on that request.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past protected conduct by refusing to consider the employee's new employer for the award of a consulting contract. In March 2008, OSHA dismissed the employee's complaint for lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. On September 5, 2008 CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. In

October 2008 the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. The employee is scheduled to respond to CTT's suit in Connecticut in mid-November 2008.

     Consultants - We engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice. Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant. For the year ended July 31, 2008, we paid $1,500 under such contract. For the year ended July 31, 2007, we neither accrued nor paid incentive compensation under such contracts.

     Summary - We may be a party to other legal actions and proceedings from time to time. We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and we have not recorded any potential judgment losses or proceeds in our financial statements to date. We record expenses in connection with these suits as incurred.

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

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First         Second        Third         Fourth
                          Quarter       Quarter       Quarter       Quarter
                          ------------  ------------  ------------  ------------
YEAR ENDED JULY 31, 2008
Total revenues (1)        $   210,609   $   530,493   $   238,129   $   224,714
Operating loss (2)         (2,639,658)   (1,350,085)   (1,037,132)   (1,108,880)
Net loss                   (2,559,644)   (1,299,320)   (1,010,795)   (1,096,695)
Net loss per share:
  Basic                         (0.32)        (0.16)        (0.12)        (0.13)
  Assuming dilution             (0.32)        (0.16)        (0.12)        (0.13)
Weighted average number
  of common shares
  outstanding
    Basic                   8,107,380     8,158,760     8,179,872     8,179,872
    Assuming dilution       8,107,380     8,158,760     8,179,872     8,179,872
YEAR ENDED JULY 31, 2007
Total revenues            $   895,176   $   903,992   $   892,586   $ 1,475,462
Operating loss (2)         (1,287,134)   (3,722,614)   (2,163,091)   (2,275,058)
Net loss                   (1,122,162)   (3,562,831)   (2,041,854)   (2,167,099)
Net loss per share:
  Basic                         (0.14)        (0.44)        (0.25)        (0.28)
  Assuming dilution             (0.14)        (0.44)        (0.25)        (0.28)
Weighted average number
  of common shares
  outstanding
    Basic                   7,988,701     8,017,260     8,047,899     8,107,380
    Assuming dilution       7,988,701     8,017,260     8,047,899     8,107,380

     (1) Total revenue in first quarter included $10,592 gain on sale for available-for-sale securities. This gain was reclassified in the second quarter.
     (2) Operating (loss) is defined herein as revenues less expenses, excluding investment income, net and income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANT

     N/A

ITEM 9A. CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures
        ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, except as noted below, were effective as of July 31, 2008.

(b)     Management's Report on Internal Control over Financial Reporting
        ----------------------------------------------------------------

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision of our Chief Executive Officer, our managements assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of July 31, 2008 and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness relates to the fact that our Controller had the capability to wire transfer funds from our bank without any additional approval. We have since implemented procedures that require our bank to call back and verify the appropriateness of each wire transfer with a designated employee independent of the person initiating the wire.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K. Our registered public accounting firm will not be required to opine on internal controls until fiscal 2010.

(c)     Change in Internal Controls
        ---------------------------

     There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the ones identified in Item 9A (b) above.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     All persons named below are directors of CTT on the filing date of this document. No director or executive officer is related by family to any other director or executive officer. The following table sets forth information regarding each director according to information furnished to us by each:

                               POSITIONS CURRENTLY  COMMITTEE    DIRECTOR OF
NAME                      AGE  HELD WITH CTT        MEMBERSHIPS  CTT SINCE
------------------------  ---  -------------------  -----------  -------------
Joel M. Evans, M.D.        48  Director             A, N         February 2007

Richard D. Hornidge, Jr.   62  Director             A, C*        February 2007

Rustin Howard.             51  Director             C, N*        October 2007

                               Chairman of the
                               Board of Directors,
                               President and
                               Chief Executive
John B. Nano               63  Officer              --           February 2007

William L. Reali           66  Director             A*, N        February 2007

Ralph S. Torello           70  Director             C            February 2007
A - Audit Committee
C - Compensation and Stock Option Committee
N - Nominating and Corporate Governance Committee
*  - Committee Chair

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

RICHARD D. HORNIDGE, JR. Mr. Hornidge has been a tennis professional since February 2005, currently at the Newburyport Racquet Club in Newburyport, Massachusetts, and earlier at Willows Racquet Club in North Andover, Massachusetts.

     Prior to that he was an independent consultant. From June 1984 through June 1989, Mr. Hornidge was President of Travis Associates, an employment agency. Mr. Hornidge was a program coordinator for Raytheon from 1973 through 1984, where he was involved in the Patriot Missile test equipment program.

     He has won numerous tennis tournaments, and was a member of two USTA teams that competed nationally. He was ranked #1 in New England in paddle-tennis for most of his 20-year career, in the top 16 on a national level, and was three-time National Champion in various senior divisions.

     Mr. Hornidge received a BA from Boston University after a stint in the U.S. Navy.

RUSTIN HOWARD. Mr. Howard is principal of Whitesand Investments LLC, an angel investment organization.

     In 1990, he founded and served as CEO and Chairman of Phyton, Inc., a world leader in the use of proprietary plant cell fermentation technology, including the production of paclitaxel, the active ingredient of Bristol-Myers Squibb's multi-billion dollar anticancer drug, Taxol(R). Phyton was sold to a private pharmaceutical company in 2003.

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

JOHN B. NANO. Mr. Nano is President and Chief Executive Officer of Competitive Technologies, Inc. and Chairman of the Board of Directors. In January 2006 Mr. Nano became President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid-state lighting applications. He is currently a member of their Board of Directors. Mr. Nano served as President and CEO, and a member of the Board of CTT from June 2002 through June 2005. He has a broad background in domestic and international operating experience with technology-based companies focusing on life sciences, physical sciences, digital technology and electronics. Prior to joining CTT in 2002, Mr. Nano held various executive leadership positions in operations, strategic planning, business development, M&A and finance, including at Stonehenge Network Holdings, N.V. as a Principal, at ConAgra Trade Group, a subsidiary of ConAgra, Inc., as Executive VP and Chief Financial Officer; at Sunkyong America, a subsidiary of the Sunkyong Group, a Korean conglomerate, as Executive VP and Chief Financial Officer, and as President of an Internet Startup Division of Sunkyong America.

     Mr. Nano is a graduate of MIT's Sloan School Executive Program, holds an MBA in Finance from Northeastern University, and a BS in Chemical Engineering from Worcester Polytechnic Institute.

WILLIAM L. REALI. Mr. Reali is a Certified Public Accountant with the firm of Reali, Giampetro and Scott in Canfield, Ohio. The firm provides auditing and other related accounting and tax services to a diverse group of business clients. Over the past five years, Mr. Reali's primary responsibility with the firm has been business consulting, working with large and small national and multinational clients. He has worked with distressed companies, assisting them with cost reduction, turn-around programs and re-organization.

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

     Mr. Torello received a BS from Fordham University, and holds an MBA from Harvard University.

EXECUTIVE OFFICERS

     The name of our executive officer, his age and background information is as follows:

     John B. Nano, 63, has served as our President and Chief Executive Officer and Interim Chief Financial Officer, as well as Chairman of the Board of Directors, since February 2007. From January 2006 to January 2007 Mr. Nano served as President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid-state lighting applications. He is currently a member of their Board of Directors. Mr. Nano served as President and Chief Executive Officer, and a member of the Board of CTT from June 2002 through June 2005. Prior to joining CTT, Mr. Nano served as a Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V., a global virtual private network provider, with positions in operating, strategic planning and finance from 2000 to 2001. From 1998 to 1999, Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, a subsidiary of ConAgra, Inc., an international food company. From 1983 to 1998, he served as Executive Vice President, Chief Financial Officer and President of an Internet Startup Division of Sunkyong America, a subsidiary of the Korean conglomerate, Sunkyong Group.

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

     Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that Mr. Evans, Mr. Hornidge, Mr. Nano, Mr. Reali, and Mr. Torello each failed to file timely a Form 4 to report changes in beneficial ownership. Mr. Howard failed to file timely a Form 3 and three Form 4s.

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

MEETINGS AND ATTENDANCE

     During the fiscal year ended July 31, 2008, the board of directors met seven times. The audit committee held four meetings during the fiscal year ended July 31, 2008. The compensation committee held two meetings during the fiscal year ended July 31, 2008. The nominating and corporate governance committee held three meetings during fiscal year ended July 31, 2008. In 2008, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee. We and the board expect all directors to attend the next Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

     The non-management directors of our board meet in executive session, generally at regularly scheduled meetings of the board of directors or at other times as considered necessary or appropriate. A presiding director is chosen by the non-management directors to preside at each meeting and does not need to be the same director at each meeting.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

     There are no family relationships among any of our directors or executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the named executive officers that served during the fiscal years 2008 and 2007.

NAME AND                                        OPTION   ALL OTHER
PRINCIPAL POSITION        YEAR  SALARY    BONUS AWARDS   COMPENSATION   TOTAL
------------------------  ----  --------  ----- -------- -------------- --------
Current Executive Officers:
John B. Nano (1)
Chairman of the Board
of Directors, President
and Chief Executive
Officer, Interim Chief
Financial Officer         2008  $363,702  $   - $153,749 $    29,534(2) $546,985
                          2007   161,538      -  226,985   23,084(3)(4)  411,607
Aris D. Despo
Executive Vice
  President - Business
  Development             2008   219,650      -    8,975             -   228,625
                          2007   189,139      -      991  216,169(4)(5)  406,299
Girish Nallur
Executive Vice
  President - Chief
  Scientific Officer      2008   145,385      -    8,975             -   154,360
Former Executive
 Officers:
Paul Levitsky
Former Vice President
and General Counsel       2007   182,862      -      237  164,169(4)(5)  347,268
Donald J. Freed (6)
Former President
and Chief Executive
Officer                   2007   189,231      -  210,515   20,969(3)(4)  420,715

     (1) Mr. Nano's salary does not include any additional compensation for serving as Chairman of the Board. Salary for 2007 represents amount from February 6, 2007 through July 31, 2007.
     (2)  Payment of auto lease.
     (3) Represents payment of $13,787 auto lease for Mr. Nano; $8,800 auto allowance for Dr. Freed.
     (4) Represents accrual for discretionary contribution to 401(k) plan for year ended July 31, 2007 of $9,297 for Mr. Nano, $12,169 for Mr. Despo, $12, 169 for Mr. Levitsky and $12,169 for Dr. Freed.
     (5) Represents severance payments paid by the former Board of $204,000 for Mr. Despo, $152,000 for Mr. Levitsky.
     (6)  Employment with the company terminated on February 4, 2007.

GRANTS OF PLAN BASED AWARDS

     The following table shows equity awards granted to named executive officers during fiscal 2008 and 2007. Equity awards granted in 2008 identified in the table below are also reported in the Outstanding Equity Awards at 2008 Year End Table.

                                                                 GRANT
                           OPTION                                DATE FAIR
                           AWARDS:                    CLOSING    VALUE OF
                           NUMBER OF                  MARKET     STOCK
                           SECURITIES      EXERCISE   PRICE ON   OPTION
               GRANT       UNDERLYING      PRICE      GRANT      GRANTS
NAME           DATE        OPTIONS (#)(1)  ($/SHARE)  DATE ($)   ($)(2)
-------------  ----------  --------------  ---------  ---------  ----------
John B. Nano   2/02/07(3)         400,000       2.52       2.50    662,800
Aris D. Despo  9/28/07(5)          30,000       2.25       2.25     42,960
               8/18/06(4)          10,000       2.33       2.33     15,890
Girish Nallur  9/28/07(5)          30,000       2.25       2.25     42,960

     (1)  Granted pursuant to our 1997 Employees Stock Option Plan.
     (2) These amounts reflect the fair value as of the option grant date as determined by SFAS 123(R) for accounting purposes. For a description of the assumptions used to determine the grant date fair value, see Note 16 of Notes to Consolidated Financial Statements in
          Part II, Item 8.
     (3) These stock options vested 25% on issuance and 25% annually for three additional years.
     (4) Employee resigned prior to the first anniversary of the grant and none of these options vested. Mr. Despo was subsequently rehired.
     (5) These stock options vest 25% on the first anniversary of the grant and 25% annually thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

               NUMBER OF       NUMBER OF
               SECURITIES      SECURITIES
               UNDERLYING      UNDERLYING
               UNEXERCISED     UNEXERCISED                OPTION
               OPTIONS         OPTIONS           OPTION   EXPIRATION
NAME           EXERCISABLE(1)  UNEXERCISABLE(1)  PRICE    DATE
-------------  --------------  ----------------  -------  ----------
John B. Nano          200,000        200,000(2)  $  2.52     2/02/17
Aris D. Despo               -         30,000(3)     2.25     9/28/17
Girish Nallur           5,000                -      4.17      2/6/16
                       10,000                -      2.33     8/18/16
                            -         30,000(3)     2.25     9/28/17

     (1)  Option awards under our 1997 Employees Stock Option Plan.
     (2)  Vesting schedule: 50% each on February 2, 2009 and 2010, respectively.
     (3) Vesting schedule: 25% each on September 28, 2009, 2010, 2011, and 2012, respectively.

OPTION EXERCISES DURING FISCAL YEAR 2008

     There were no options exercised during fiscal year 2008.

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

     The company granted Mr. Nano ten year options ("Plan Options") for the purchase of an aggregate of 400,000 shares of the Company's common stock at the mean average of the high and low share price on the effective date of the agreement. The Plan Options vest 25% on each of the following four dates: immediately upon employment: on each successive one-year anniversary of the date of employment.

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

     The agreement's Changes in Control benefit granted to Mr. Nano provides for continuation of compensation in effect to be paid for a period of either twice the amount of the severance benefit period, or the remainder of his employment term, whichever is longer; continuation of his employment benefits and reimbursement for post-retirement health care benefits; and full and immediate vesting of any unvested but outstanding Options

     The following table summarizes the value of benefits payable to Mr. Nano pursuant to the arrangements described above. Calculations are based on the termination, resignation or change of control taking place as of July 31, 2008, the last day of our most recent fiscal year.

   SUMMARY OF POTENTIAL PAYMENTS AT JULY 31, 2008 FOR JOHN B. NANO EMPLOYMENT
                                    CONTRACT

                                                           POST
                                  BENEFITS    OPTIONS      RETIREMENT
                     SEVERANCE    SUMMARY     VESTING      HEALTHCARE  TOTAL
                     ($)          ($)         ($)          ($)         ($)
                     -----------  ----------  -----------  ----------  ---------
Resignation                   -           -            -            -          -
Termination - cause           -           -            -            -          -
Death or disability           -           -   282,066 (3)     120,000    402,066
Resignation
  - good reason      525,000 (1)  85,240 (2)  282,066 (3)     120,000  1,012,306
Termination
  - w/o cause        525,000 (1)  85,240 (2)  282,066 (3)     120,000  1,012,306
Change of control    525,000 (1)  85,240 (2)  282,066 (3)     120,000  1,012,306

     (1)  Reflects continued base salary for remaining term of the agreement.
     (2) Reflects continued benefits of auto, medical, dental, vision and life insurance plan coverage for remaining term of the agreement.
     (3) Reflects accelerated vesting of the unamortized cost of the options, as if the officer continued employment for the remaining term of the agreement.

COMPENSATION DISCUSSION AND ANALYSIS

     The purpose of CTT's Incentive Plan, approved by the Board on November 22, 2005, is to attract and retain personnel of experience and ability by providing an incentive to those who contribute to the successful operation of CTT. The Incentive Plan provides for eligible employees to earn an annual bonus incentive in cash. The targeted annual bonus incentive award is a percentage of the participant's salary earned during the plan year, as defined in the Incentive Plan, and is comprised of two parts, 50% of which is dependent upon attainment of financial performance metrics that serve as our company wide goals and objectives and are set at the beginning of the year (the "Company Component"), and 50% of which is dependent upon the individual's performance compared to each individuals' pre-established goals and objectives (the "Individual Component"). If our financial performance is less than 70% of its goal, there will be no award for the Company Component. If our financial performance is more than 120% of its goal, then the Company Component award will increase up to 125% of the award and may, under certain conditions, as defined, increase up to a maximum of 200% of the award. If a participant meets his or her individual goals, we may pay the Individual Component regardless of whether the Company Component is met. The Committee may suspend or amend the Incentive Plan at any time from time to time, and the Board may terminate the Incentive Plan.

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

     CTT's compensation program consists of base salary, bonus, stock options, other incentive awards and other benefits, which the Committee generally reviews annually. The Committee's overall philosophy is to align compensation with our business strategy and to support achievement of our long-term goals. In order to attract and retain competent executives, we believe it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience.

     The Board of Directors is reviewing all compensation plans to assure effectiveness and fiduciary responsibility.

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

DIRECTOR COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2008 to the non-employee Board of Director members:

                              FEES                   OTHER
                              EARNED                 EQUITY
                              OR PAID   OPTION       COMPEN-
NAME                          IN CASH   AWARDS (3)   SATION (4)   TOTAL
----------------------------  --------  -----------  -----------  -------
Joel M. Evans, M.D. (1)       $ 19,500  $    25,960  $     3,775  $49,235
Richard D. Hornidge, Jr. (1)    20,500       25,960        3,775   50,235
Rustin Howard (2)               15,000       23,850            -   38,850
William L. Reali (1)            26,000       25,960        3,775   55,735
Ralph S. Torello (1)            19,000       25,960        3,775   48,735

     (1) Each of these directors, elected to office on February 2, 2007, on August 2, 2007 received a stock option for 10,000 shares of common stock at $2.58 per share as their initial award under the 2000 Directors Stock Option Plan. We estimated the fair value of stock awards at $1.671 per share using the

          Black-Scholes option valuation model with expected life of five years, risk free interest rate of 4.62%, volatility of 75.746% and dividend yield of 0.

     (2) Appointed by the Board on October 5, 2007, Mr. Howard received a stock option for 10,000 shares of common stock at $2.29 per share as his initial award under the 2000 Directors Stock Option Plan. We estimated the fair value of stock award at $1.46 per share using the Black-Scholes option valuation model with expected life of five years, risk free interest rate of 4.33%, volatility of 74.408% and dividend yield of 0.

     (3) Each director serving on January 2, 2008 received a stock option for 10,000 shares of common stock at $1.51 per share under the 2000 Directors Stock Option Plan. We estimated the fair value of stock awards at $0.925 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 3.28%, volatility of 71.909% and dividend yield of 0. See Footnote 16 in Notes to Consolidated Financial Statements in Part II, Item 8

     (4) Each director serving on January 2, 2008 received 2,500 shares of stock under the 1996 Directors Stock Participation Plan, with the exception of Rustin Howard who did not qualify for participation in the Plan at that time. The fair market value of the stock was $1.51 per share.

OUTSTANDING EQUITY AWARDS AT JULY 31, 2008

                          NUMBER OF                OPTION     OPTION
                          SECURITIES UNDERLYING    EXERCISE   EXPIRATION
NAME                      UNEXERCISED OPTIONS (1)  PRICE      DATE
Joel M. Evans, M.D.                        10,000  $    2.58      8/2/17
                                           10,000       1.51      1/2/18
Richard D. Hornidge, Jr.                   10,000       2.58      8/2/17
                                           10,000       1.51      1/2/18
Rustin Howard                              10,000       2.29     10/5/17
                                           10,000       1.51      1/2/18
William L. Reali                           10,000       2.58      8/2/17
                                           10,000       1.51      1/2/18
Ralph S. Torello                           10,000       2.58      8/2/17
                                           10,000       1.51      1/2/18

     (1)  Each stock option was granted pursuant to our 2000 Directors
          Stock Option Plan. The shares were vested immediately on issuance.

     Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company. In addition, directors are issued shares of common stock pursuant to our 1996 Directors Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below. In addition, effective in fiscal year 2005, the Chairman of the Board, if a non-employee, and the Chairman of the Audit Committee are paid annual stipends for the additional responsibilities and time commitments required of them. Mr. Nano, as an employee of the Company, has not been paid any compensation for serving as Chairman of the Board. Mr. Reali has served as Chairman of the Audit Committee since February 2, 2007 and he has received a $6,000 stipend in 2008.

     Each non-employee director is also paid $1,000 for each Board meeting attended and $500 for each committee meeting attended. All directors are reimbursed for out-of-pocket expenses incurred to attend Board and committee meetings.

     Pursuant to our 1996 Directors Stock Participation Plan, as amended, on the first business day of January, each non-employee director who has been elected by the stockholders and has served at least one full year as a director is issued a number of shares of common stock equal to the lesser of $15,000 divided by the per share fair market value of such stock on the issuance date, or 2,500 shares. If a non-employee director were to leave the Board after serving at least one full year, but prior to the January issuance date, we will issue shares of common stock to the director on a pro-rata basis up to the termination date. Common stock may not be issued to pursuant to this plan after January 3, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES:

                                             AMOUNT
NAMES OF BENEFICIAL OWNERS                   BENEFICIALLY
(AND ADDRESS, IF OWNERSHIP IS MORE THAN 5%)  OWNED         (1)  PERCENT (%)
-------------------------------------------  ------------  ---  -----------
Directors and executive officers
Joel M. Evans, M.D.                                25,500  (2)            *
Richard D. Hornidge, Jr.                           95,500  (2)          1.1
Rustin Howard                                      35,500  (2)            *
John B. Nano                                      216,672  (2)          2.6
William L. Reali                                   30,500  (2)            *
Ralph S. Torello                                   22,500  (2)            *
All directors and executive
  officers as a group                             426,172               5.0

     *    Less than 1%
     (1)  Designated person or group has sole voting and investment power.
     (2) Persons listed below have the right to acquire the listed number of shares upon the exercise of stock options:

          NAME                                             RIGHT TO ACQUIRE
          -----------------------------------------------  ----------------
          Joel M. Evans, M.D.                                        20,000
          Richard D. Hornidge, Jr.                                   20,000
          Rustin Howard                                              20,000
          John B. Nano                                              200,000
          William L. Reali                                           20,000
          Ralph S. Torello                                           20,000
                                                           ----------------
          All Directors and Executive Officers as a Group           300,000
                                                           ================

EQUITY COMPENSATION PLAN INFORMATION

                                                        NUMBER OF
                          NUMBER OF       WEIGHTED-     SECURITIES
                          SECURITIES TO   AVERAGE       REMAINING
                          BE ISSUED UPON  EXERCISE      AVAILABLE FOR
                          EXERCISE OF     PRICE OF      FUTURE ISSUANCE
                          OUTSTANDING     OUTSTANDING   (EXCLUDING OPTIONS
PLAN CATEGORY             OPTIONS         OPTIONS       OUTSTANDING)
------------------------  --------------  ------------  ------------------
Equity Compensation
  plans approved by
  security holders
Key Employees Stock
  Option Plan (1)                 15,250  $       6.85                   -
1997 Employees Stock
  Option Plan (2)                646,075  $       2.70                   -
2000 Directors Stock
  Option Plan (3)                145,000          3.70             182,000
1996 Directors Stock
  Participation Plan (4)               -                            49,159

(1) The Key Employees Stock Option Plan expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2008 and 2007 is 15,250 in each year.

(2) The 1997 Employees Stock Option Plan provided for the granting of stock options to purchase our common stock. Stock options granted under the Plan had to be granted at not less than 100% of the fair market value on the date of grant. The Compensation Committee determined the vesting period for the stock options. Stock options expired upon termination of grantee's employment or ten years after date of grant. At the option of the Compensation Committee, grants could continue to be exercisable through up to ten years after the grant date, irrespective of the termination of the optionee's employment with us. No options could be granted pursuant to this plan after September 30, 2007.

(3) The 2000 Directors Stock Option Plan provides for the granting of stock options to purchase our common stock. Stock options may be granted under this Plan to non-employee directors at not less than 100% of the fair market value on the date of grant. Each non-employee director is eligible to receive a grant of 10,000 fully vested common stock options when first elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. The maximum life of options granted under this plan is ten years from the date of grant. No options may be granted after January 4, 2010, the first business day in January 2010. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors, became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007.

(4) The 1996 Directors Stock Participation Plan calls for the issuance of stock to each non-employee who has served at least one year as a director on the first business day in January. They are entitled to receive the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director. This plan expires on January 3, 2011, the first business day in January 2011.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     We have adopted a written policy for the review and approval of related party transactions which is defined as a sale or purchase of property, supplies or services to or from any director or officer of the company, members of a director's or officer's family, or entities in which any of these persons is a director, officer or owner of 5% or more that that entity's interests. Our policy requires prior approval by both a majority of our Board of Directors and a majority of our disinterested directors who are not employees of the company.

     Our Board of Directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and other direct expenses relating to revenues.

     We incurred a charge of $70,500 and $22,000 in 2008 and 2007, respectively, for consulting services provided by a relative of our President and CEO.

     CTT's Board of Directors is composed of six members (refer to Item 10, Part
III). Directors Evans, Hornidge, Howard, Reali and Torello are considered to be independent directors as defined by the American Stock Exchange. Director Nano is not considered an independent director, as he is an employee of the Company.

Item 14. Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

     Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") are the independent registered public accountants for the company. The accounting firm BDO Seidman, LLP ("BDO") was the companies independent registered public accountants for 2006.

     Fees Billed by Principal Accountants - The following table presents fees for professional services rendered by Mahoney Cohen and BDO for the years ended July 31, 2008 and 2007:

                                  2008                   2007
                             --------------  ----------------------------
                             Mahoney Cohen   Mahoney Cohen   BDO Seidman
     Audit fees              $      142,299  $       39,407  $     17,375
     Tax fees                         4,000               -             -
     Audit related fees (1)           8,400           2,355         8,580
     TOTAL                   $      154,699  $       41,762  $     25,955

     (1) Fees for review of work papers, proxy consultation, and S-1 and S-8 review.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTANTS

     The Audit Committee has the sole authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor. After determining that providing the non-audit services is compatible with maintaining the auditor's independence, the Audit Committee pre-approves all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts. If it is not practical for the Audit Committee to meet to approve fees for permitted non-audit services, the Audit Committee has authorized its chairman, currently Mr. Reali, to approve them and to review such pre-approvals with the Audit Committee at its next meeting.

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

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of July 31, 2008 and 2007

          Consolidated Statements of Operations for the years ended July 31, 2008, and 2007

          Consolidated Statements of Changes in Shareholders' Interest for the years ended July 31, 2008 and 2007

          Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007

          Notes to Consolidated Financial Statements

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


Date: October 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       )  Date
----------------------------  ------------------------    -  ----------------
                                                          )
/s/ Joel M. Evans, M.D.                                   )
----------------------------                              )
Joel M. Evans, M.D.           Director                    )
                                                          )
/s/ Richard D. Hornidge, Jr.                              )
----------------------------                              )
Richard D. Hornidge, Jr.      Director                    )
                                                          )
/s/ Rustin Howard                                         )
----------------------------                              )
Rustin Howard                 Director                    )
                                                          )
                              Chairman, President,        )
                              Chief Executive Officer,    )
/s/ John B. Nano              Interim Chief Financial     )
----------------------------                              )
John B. Nano                  Officer and Director        )  October 28, 2008
                                                          )
/s/ William L. Reali                                      )
----------------------------                              )
William L. Reali              Director                    )
                                                          )
/s/ Ralph S. Torello                                      )
----------------------------                              )
Ralph S. Torello              Director                    )

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

     10.16 Second Amendment to Lease made July 20, 2006 by and between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC and Competitive Technologies, Inc. filed (on October 30, 2007) as Exhibit 10.16 to registrant's Annual Report on Form 10-K for the year ended July 31, 2007, and hereby incorporated by reference.

     10.17 Common Stock Purchase Agreement between the registrant and Fusion Capital Fund II, LLC dated July 22, 2008 filed (on July 25, 2008) as Exhibit
10.1 to registrant's Current Report on Form 8-K dated July 22, 2008, and hereby incorporated by reference.

     10.18 Registration Rights Agreement between the registrant and Fusion Capital Fund II, LLC dated July 22, 2008 filed (on July 25, 2008) as Exhibit
10.2 to registrant's Current Report on Form 8-K dated July 22, 2008, and hereby incorporated by reference.

     10.19 Distribution Agreement between the registrant and Excel Life Sciences, Inc. dated July 29, 2008 filed (on August 1, 2008) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 29, 2008, and hereby incorporated by reference.

     21^       Subsidiaries of registrant.

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