Form 10-Q
period 2008-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2008-12-12
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2008
                 -----------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of December 12, 2008 was 8,452,637 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at October 31, 2008
              (unaudited) and July 31, 2008....................................3

         Condensed Consolidated Statements of Operations for the
              three months ended October 31, 2008 and 2007 (unaudited).........4

         Condensed Consolidated Statement of Changes in Shareholders'
              Interest for the three months ended October 31, 2008
              (unaudited)......................................................5

         Condensed Consolidated Statement of Cash Flows for the
              three months ended October 31, 2008 and 2007 (unaudited).........6

         Notes to Condensed Consolidated Interim Financial Statements
              (unaudited).................................................7 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................14 - 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................19


PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................20

Item 1A. Risk factors.........................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 3.  Defaults Upon Senior Securities......................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Other................................................................21

Item 6.  Exhibits.............................................................21

Signatures....................................................................22

Exhibit Index.................................................................23

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


                                             OCTOBER 31, 2008    July 31, 2008
                                             ------------------  ---------------
                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                  $       1,145,459   $    2,237,095
  Receivables, net of allowance of $101,154
    at October 31, 2008 and July 31, 2008              251,674          120,077
  Prepaid expenses and other current assets            247,634          317,756
                                             ------------------  ---------------
    Total current assets                             1,644,767        2,674,928

Property and equipment, net                            248,135          262,863
Other long term assets                                  39,833           40,083
Deferred financing costs, net                          256,932          133,109
                                             ------------------  ---------------

TOTAL ASSETS                                 $       2,189,667   $    3,110,983
                                             ==================  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                           $         440,005   $      679,644
  Accrued expenses and other liabilities               773,560          759,081
                                             ------------------  ---------------
    Total current liabilities                        1,213,565        1,438,725
Deferred Rent                                           80,338           78,822
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920
    shares authorized, 2,427 shares issued
    and outstanding                                     60,675           60,675
  Common stock, $.01 par value, 20,000,000
    shares authorized, 8,321,907 and
    8,179,872 shares issued and
    outstanding, respectively                           83,219           81,798
  Capital in excess of par value                    36,001,768       35,732,761
  Accumulated deficit                              (35,249,898)     (34,281,798)
                                             ------------------  ---------------
    Total shareholders' interest                       895,764        1,593,436
                                             ------------------  ---------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' INTEREST                     $       2,189,667   $    3,110,983
                                             ==================  ===============


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                               Three months ended October 31,
                                                     2008                 2007
                                            --------------  -------------------
REVENUE
Retained royalties                          $      26,620   $          123,799
Investment income                                   5,356               80,014
Other income                                       71,825                6,796
                                            --------------  -------------------
                                                  103,801              210,609
                                            --------------  -------------------
EXPENSES
Personnel and other direct expenses
  relating to revenue                             678,645            1,110,924
General and administrative expenses               791,171            1,276,960
Patent enforcement expenses, net of
  reimbursements                                    2,085              154,773
Loss on permanent impairment of
  available-for-sale securities                         -              227,596
Insurance recovery                               (400,000)                   -
                                            --------------  -------------------
                                                1,071,901            2,770,253
                                            --------------  -------------------

(Loss) before income taxes                       (968,100)          (2,559,644)
Provision (benefit) for income taxes                    -                    -
                                            --------------  -------------------

NET (LOSS)                                  $    (968,100)  $       (2,559,644)
                                            ==============  ===================

Basic and diluted (loss) per share          $       (0.12)  $            (0.32)
                                            ==============  ===================


Basic and diluted weighted average number
 of common shares outstanding:                  8,212,461            8,107,380


                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statement of Changes in Shareholders' Interest
                  For the Three Months Ended October 31, 2008
                                  (Unaudited)



                                PREFERRED STOCK         COMMON STOCK
                                ----------------------  ---------------------
                                                                               CAPITAL                        TOTAL
                                SHARES                  SHARES                 IN EXCESS       ACCUMULATED    SHAREHOLDERS'
                                OUTSTANDING  AMOUNT     OUTSTANDING  AMOUNT    OF PAR VALUE    DEFICIT        INTEREST
                                -----------  ---------  -----------  --------  --------------  -------------  ---------------

Balance - July 31, 2008               2,427  $  60,675    8,179,872  $ 81,798  $  35,732,761   $(34,281,798)  $    1,593,436
 NET (LOSS)                                                                                        (968,100)        (968,100)

 COMPENSATION EXPENSE
   FROM STOCK OPTION GRANTS                                                           52,275                          52,275
 ISSUANCE OF FUSION INITIAL
   COMMITMENT SHARES                                         63,280       633        122,763                         123,396
 SALE OF SHARES TO FUSION                                    78,755       788         99,213                         100,001
 AMORTIZATION OF DEFERRED
   FINANCING COSTS RELATED TO
   FUSION SHARES                                                                      (5,244)                         (5,244)
                                -----------  ---------  -----------  --------  --------------  -------------  ---------------

BALANCE - OCTOBER 31, 2008            2,427  $  60,675    8,321,907  $ 83,219  $  36,001,768   $(35,249,898)  $      895,764
                                ===========  =========  ===========  ========  ==============  =============  ===============
 (Unaudited)



                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                               Three months ended October 31,
                                                       2008                2007
                                            ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                 $      (968,100)  $      (2,559,644)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                     16,218              17,745
   Deferred rent                                      1,516               4,713
   Share-based compensation -
     stock options                                   52,275             127,096
   Accrued stock contribution                        37,500              40,500
   (Gain) on available-for-sale securities                -             (10,592)
   Loss on permanent impairment of
     available-for-sale securities                        -             227,596
 Changes in assets and liabilities:
   Receivables                                     (131,597)            294,341
   Inventory                                              -             (18,100)
   Prepaid expenses and other assets                 70,372             113,548
   Accounts payable, accrued expenses and
     other liabilities                             (262,660)           (159,298)
                                            ----------------  ------------------
Net cash (used in) operating activities          (1,184,476)         (1,922,095)
                                            ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                 (1,490)            (22,200)
 Proceeds from sales of available-
   for-sale securities                                    -             442,202
                                            ----------------  ------------------
Net cash provided by investing activities            (1,490)            420,002


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                        100,001                   -
 Deferred finance charges                            (5,671)                  -
                                            ----------------  ------------------
Net cash provided by financing activities            94,330                   -
                                            ----------------  ------------------

Net (decrease) in cash and
 cash equivalents                                (1,091,636)         (1,502,093)
Cash and cash equivalents at
 beginning of period                              2,237,095           6,572,076
                                            ----------------  ------------------

Cash and cash equivalents at
 end of period                              $     1,145,459   $       5,069,983
                                            ================  ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On September 30, 2008 the Company issued 63,280 registered shares of Common Stock valued at $123,396 to Fusion Capital II, LLC ("Fusion") as initial commitment shares per our equity financing agreement.

     During the first quarter of fiscal 2009, we amortized $5,244 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Interim Financial Statements
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes thereto is unaudited.

     Competitive Technologies, Inc. ("CTT") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S.A. and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from successful licensing of clients' technologies.

     The consolidated financial statements include the accounts of CTT, CTT Trading, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2009.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2008, filed on October 28, 2008.

     The Company incurred an operating loss for the first quarter of fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technologies or products to mitigate the concentration of revenue, and replace revenue from expiring licenses. At current reduced spending levels, the Company will not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will attempt to meet anticipated operating cash requirements by further reducing costs, and/or the sale of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. In addition, we will sell shares to Fusion Capital per our agreement on an as-needed basis when the Company's stock price is at or above $1.00 per share. The Company does not have any significant individual cash or capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005 and 2004, we were profitable because of unusually large, upfront license fees related to our homocysteine technology that did not recur in 2008, 2007 or 2006. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. Of the $5.0 million, $4.9 million remained available at October 31, 2008.

2.   NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                                 Quarter ended October 31,
                                              --------------  ---------------
                                                       2008             2007
                                              --------------  ---------------
Basic and diluted (loss) per share            $       (0.12)  $        (0.32)

Denominator for basic net income (loss) per
share, weighted average shares outstanding        8,212,461        8,107,380
Dilutive effect of common stock options           N/A              N/A
Denominator for net income (loss)
per share, assuming dilution                      8,212,461        8,107,380
                                              ==============  ===============

     Options to purchase 795,750 and 791,999 shares of our common stock at October 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the quarters ended October 31, 2008 and 2007, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

3.     COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss consists of the following:

                                               Three months ended October 31,
                                                       2008               2007
                                           -----------------  -----------------

Net (loss)                                 $       (968,100)  $     (2,559,644)
Unrealized increase (decrease) in market
 price of securities                                      -           (585,452)
Foreign currency translation
 adjustments on securities                                -             62,490
Reclassification to net income                            -             14,554
                                           -----------------  -----------------
Comprehensive (loss)                       $       (968,100)  $     (3,068,052)
                                           =================  =================

4.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions ("FSP") 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases", FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company adopted SFAS 157 on August 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective August 1, 2009, will have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on August 1, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

     In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the impact adoption of SFAS 141(R) may have on the financial statements.

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

     In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008.

5.   RECEIVABLES

     Receivables consist of the following:

                                               OCTOBER 31,   July 31,
                                                      2008       2008
                                              ------------  ---------

     Royalties, net of allowance of $101,154
      at October 31, 2008 and July 31, 2008   $      5,441  $  26,524
     Receivable from insurance carrier              99,906     63,440
     Advance to GEOMC Co. Ltd.                     117,989          -
     Other                                          28,338     30,113
                                              ------------  ---------
     Total receivables                        $    251,674  $ 120,077
                                              ============  =========

     GEOMC Co. Ltd. is a partner helping us commercialize our pain management device. They have invested in a production line for the product and are building inventory for sales expected to occur in the second or third quarter of fiscal 2009. The Company will receive repayment of the advance as these machines are shipped to our distributors.

6.   AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, classified as current assets, and consisted of the following:

                                OCTOBER 31,   July 31,  Number
                                       2008       2008  of shares  Type
                               ------------  ---------  ---------  ------------
     MelanoTan                 $          -  $       -    378,000  Common Stock
     NTRU Cryptosystems, Inc.             -          -  3,129,509  Common Stock
                               ------------  ---------
                               $        -0-  $     -0-
                               ============  =========

     An ownership interest in Melanotan Corporation was purchased in prior years for a nominal amount. In a separate transaction, we licensed to Melanotan certain rights relating to a sunless tanning technology we own. Melanotan sublicensed the rights to Clinuvel Pharmaceuticals. Melanotan has no operations of its own, and is currently being dissolved.

     In prior years, we acquired 3,129,509 shares of NTRU common stock, and certain preferred stock that later was exchanged for cash and a reduction in our future royalty rate on sales of NTRU's products. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. There is no public market for NTRU shares. We previously wrote down NTRU to zero value, and retain ownership of the common shares.

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

     All of our shares of Palatin and Clinuvel were sold before July 31, 2008.

7.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                  OCTOBER 31, 2008   July 31, 2008
                                 -----------------  --------------
     Prepaid insurance           $         172,555  $      249,428

     Other                                  75,079          68,328
                                 -----------------  --------------
     Prepaid expenses and other
       current assets            $         247,634  $      317,756
                                 =================  ==============

8.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                    OCTOBER 31,   July 31,
                                                           2008       2008
                                                   ------------  ---------

     Royalties payable                             $    261,210  $ 243,951
     Accrued 401(K) contribution                        187,500    150,000
     Accrued Directors' Stock Option Compensation        37,500     37,500
     Other accrued compensation                          25,543          -
     Accrued audit fees                                 113,906    110,000
     Accrued legal fees                                  44,670      7,765
     Other accrued professional fees                     26,247     21,963
     Accrued purchases                                        -     47,850
     Accrued NYSE Alternext US listing fee                    -     33,109
     Accrued research payment to UCONN                   23,920     23,920
     Other                                               53,064     83,023
                                                   ------------  ---------
     Accrued expenses and other liabilities        $    773,560  $ 759,081
                                                   ============  =========

9.   SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company accounts for its non-employee options under EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services" ("EITF 96-18").
`
     During the first quarter of fiscal 2009, the Company recognized approximately $52,275 of non-cash compensation expense for the value of options previously granted to employees.

     On September 30, 2008 the Company issued 63,280 registered shares of our common stock to Fusion as initial commitment shares per our equity financing agreement, and agreed to issue 42,187 additional commitment shares to Fusion on a pro rata basis as we sell the $5 million of stock (See Note 1). The initial commitment shares were priced at $1.95 per share, the closing price on September 30, 2008, resulting in an increase to shareholders' interest of $123,396.

     During the first quarter of fiscal 2009, the Company sold 77,911 shares of common stock and issued 844 additional commitment shares to Fusion per the terms of our agreement. Total proceeds realized from these sales were $100,001. In addition, we amortized $5,244 of deferred financing costs related to these stock sales.

     From November 1, 2008 to December 12, 2008 we sold an additional 129,750 shares of common stock and issued 1,160 commitment shares. Total proceeds from these sales were $137,500 and we amortized $7,210 of deferred financing costs related to these sales.

10.  CONTINGENCIES

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

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer for the award of a consulting contract. In March 2008, OSHA dismissed the employee's complaint for lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. On September 5, 2008 CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. In October 2008 the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. Various motions continue to be filed in CTT's suit in Connecticut.

     Federal Insurance Co. (Case completed) - On April 2, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal. CTT asserts that Federal is obligated to insure CTT for its legal fees and $750,000 loss associated with the case involving Ben Marcovitch and other co-defendants.

     In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter with Federal.

     Summary - We may be a party to other legal actions and proceedings from time to time. We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and have not recorded any potential judgment losses or proceeds in our financial statements to date. We record expenses in connection with these suits as incurred.

     We believe we carry adequate liability insurance, directors and officers insurance, casualty insurance, for owned or leased tangible assets, and other insurance as needed to cover us against potential and actual claims and lawsuits that occur in the ordinary course of our business. However, an unfavorable resolution of any or all matters, and/or our incurrence of significant legal fees and other costs to defend or prosecute any of these actions and proceedings may, depending on the amount and timing, have a material adverse effect on our consolidated financial position, results of operations or cash flows in a particular period.

11.  SUBSEQUENT EVENT

     On December 2, 2008 we received notice from the NYSE Alternext US LLC (the "Exchange") notifying us that the staff of the Exchange Corporate Compliance Department has determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange

Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide. Specifically, with stockholders' equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years and
Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years.

     In order to maintain NYSE Alternext listing, the Company must submit a business plan by January 2, 2009 advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards identified above by June 2, 2010. We are preparing the plan to bring us into compliance with such listing standards by June 2, 2010, through increased profitability based on our operating budget and supplemental financing, as necessary, from the sale of equity securities. We intend to submit the plan to the Exchange on or before January 2, 2009.

     Following its submission, the Exchange Corporate Compliance Department will evaluate our plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by June 2, 2010. If the plan is accepted, the Company may be able to continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If our plan is not accepted, the Company may be subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2008, filed with the Securities and Exchange Commission ("SEC") on October 28, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements.
We undertake no obligation to update publicly any forward-looking statement.

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

     We earn revenue in two ways, from licensing our clients' and our own technologies to our customer licensees, and in a business model that allows us to share in the profits of distribution of finished products. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. Our revenue fluctuates due to changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

     We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense those rights to our customers, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage. Products we evaluate must be a working prototype or finished product. We establish channel partners based on forging relationships with mutually aligned goals and matched competencies, to deliver solutions that benefit the ultimate end-user.

RELIANCE ON ONE REVENUE SOURCE

     In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2008 ("FIRST QUARTER 2009") VS. THREE MONTHS ENDED OCTOBER 31, 2007 ("FIRST QUARTER 2008")

     SUMMARY OF RESULTS

     We incurred a net loss of $968,000 or $0.12 per share for the first quarter 2009, compared to a net loss of $2,560,000 or $0.32 per share for the first quarter 2008, a 62% decrease in net loss of $1,592,000, or $0.20 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $1,698,000 in expenses partially offset by a decrease in revenue of $107,000.

     REVENUE

     In the first quarter 2009, total revenue was $104,000, compared to $211,000 for the first quarter 2008, a 51% decrease of $107,000.

     Retained royalties for the first quarter 2009 were $27,000, which was $97,000, or 78% less than the $124,000 of retained royalties reported in the first quarter 2008. The following compares retained royalty revenue by technology in the first quarter 2009 with the first quarter 2008.

                                          For the three months ended October 31,
                           -----------  ----------  -----------  ------------
                                  2008        2007   (Decrease)  % (Decrease)
                           -----------  ----------  -----------  ------------

Homocysteine assay         $         -  $   26,000  $  (26,000)        (100)%
All other technologies          27,000      98,000     (71,000)         (72)%
                           -----------  ----------  -----------
 TOTAL RETAINED ROYALTIES  $    27,000  $  124,000  $  (97,000)         (78)%
                           ===========  ==========  ===========

     We received no royalty revenue from our homocysteine technology in the first quarter 2009 compared to the $26,000 received in the first quarter 2008, reflecting back royalties previously unreported by customers. The elimination of homocysteine royalty revenue is due to the expiration of the underlying patent in July 2007, and we do not receive revenue for sales made after that date.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $5,000 in the first quarter 2009, which was a decrease of $75,000, or 94% from the $80,000 reported for the first quarter 2008. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year.

     Other income for first quarter 2009 is primarily revenue from a one time sale of our Flip Chip patents.


EXPENSES

                                          For the three months ended October 31,
                            ------------  ----------  ------------  -----------
                                                         Increase   % Increase
                                   2008         2007    (Decrease)   (Decrease)
                            ------------  ----------  ------------  -----------

Personnel and other
  direct expenses
  relating to revenue       $   679,000   $1,111,000  $  (432,000)         (39)
General and administrative
  expenses                      791,000    1,277,000     (486,000)         (38)
Patent enforcement
  expenses net
  of reimbursements               2,000      155,000     (153,000)         (99)
Loss on permanent
  impairment of
  available-for-sale
  securities                          -      227,000     (227,000)        (100)
Insurance recovery             (400,000)           -     (400,000)           -
                            ------------  ----------  ------------
 TOTAL EXPENSES             $ 1,072,000   $2,770,000  $(1,698,000)         (61)
                            ============  ==========  ============

     Total expenses decreased $1,698,000 or 61% in the first quarter 2009, compared to the first quarter 2008.

     Personnel and other direct expenses relating to revenue decreased a net $432,000 or 39% in the first quarter 2009, compared to the first quarter 2008. Payroll and related benefits decreased by $441,000 as a result of reducing full-time equivalent headcount from 16 to 12. In addition, we reduced consulting and other direct costs by $97,000 as management made a concerted effort to eliminate unnecessary costs. These were offset by $107,000 increase in costs related to the commercialization of our pain management device.

     General and administrative expenses decreased a net $486,000 in the first quarter 2009, compared to the first quarter 2008. The decrease is primarily due to reductions in legal fees as a result of less active litigation, $304,000, primarily the Marcovitch case; marketing expenses, $41,000, primarily due to the attendance at a major IP conference in 2008 not repeated in 2009; investor relations expenses as a result of negotiation of more favorable terms with outside consultants, $30,000; auditing expenses as a result of permissions needed from prior auditor, $15,000; reduced travel and entertainment expenses as a result of lower headcount and concerted effort by management to reduce costs, $15,000; and
the decision to not repeat the CTT Innovation Conference, $16,000. Other expenses incurred in 2008 and not repeated in 2009 include $20,000 to market MC Square, our stress relief and memory improvement device and $8,000 in costs related to the fiscal 2007 proxy contest. In addition, decreased costs for issuance of Directors' Stock Options in the first quarter, $81,000, due to the issuance of initial stock option grants to the new Board of Directors in the first quarter 2008, since the Board assumed control in February 2007 there were no options available. These decreases were offset by a $60,000 increase due to our SOX compliance program, since most of the work for fiscal 2008 was performed by outside consultants after 2008 year-end.

     Patent enforcement expenses, net of reimbursements, decreased a net $153,000 in the first quarter 2009, compared to the first quarter 2008. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction of expenses is primarily due to settlement of litigation with Palatin in the second quarter 2008.

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendants. (See Note 10.)

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At October 31, 2008, we had no outstanding debt or credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in our efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements. In fiscal 2009, we will raise cash through the sale of common stock to Fusion Capital as needed, when our stock price is at or above $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, pursuing additional equity financing, and/or the sale of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies.

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

     In fiscal 2008, distribution agreements granted country-exclusive rights to Excel Life Sciences, Inc. for India. In first quarter fiscal 2009, distribution agreements granted country-exclusive rights to GEOMC Co., Ltd. for Korea, to Biogene Pharma Limited for Bangladesh, and to Able Global Healthcare Sdn. Bhd. for Malaysia. Each company is required to obtain local sales authorization.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At October 31, 2008, cash and cash equivalents were $1,145,000 compared to $2,237,000 at July 31, 2008. The loss of $968,000 for the first three months of fiscal 2009 contained non-cash charges of $108,000 and reduction in assets and liabilities of $324,000, resulting in cash used in operations of $1,184,000. We sold shares to Fusion per our equity financing agreement totaling $100,000. These activities reduced cash by $1,092,000. As of December 12, 2008, our cash and cash equivalents balance is over $900,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for the first quarter fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technologies or products to mitigate the concentration of revenue, and replace revenue from expiring licenses. At current reduced spending levels, the Company will not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or the sale of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. In addition, we will sell shares to Fusion Capital per our agreement on an as-needed basis when the Company's stock price is at or above $1.00 per share. The Company does not have any significant individual cash or capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     There have been no substantial changes to our contractual obligations since July 31, 2008.

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

     As of October 31, 2008, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $206,502, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $816 of these obligations in 2009.

     We engage independent consultants who provide business development, consulting and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2009 or fiscal 2008.

     CRITICAL ACCOUNTING ESTIMATES

     There have been no significant changes in our accounting estimates described under the caption "Critical Accounting Estimates" included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual report on Form 10-K for the year ended July 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2008.

     (b)     Change in Internal Controls
             ---------------------------

     During our assessment of the effectiveness of internal control for the year ended July 31, 2008, we identified a material weakness in our internal control over financial reporting. The material weakness resulted from the fact that our Controller had the capability to wire transfer funds from our bank account without any additional approval. During the first quarter of fiscal 2009, we implemented procedures to remediate this weakness. Our procedures now require our bank to call back and verify the appropriateness of each wire transfer with a designated employee independent of the person initiating the wire. There were no other changes in our internal control over financial reporting for the period ending October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Note 10 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

     THE PRICE OF OUR COMMON STOCK MAY FALL BELOW $1.00 AND WE MAY BE UNABLE TO SELL SHARES TO FUSION OR OBTAIN ALTERNATE EQUITY FINANCING.

     In 2009, the global equity markets have collapsed and our common stock is currently trading at around $1.00. Per our equity financing agreement with Fusion, they are not required to purchase common stock from us if our stock trades below $1.00. There is no guarantee that we would be able to obtain alternate financing.

     OUR COMMON STOCK MAY BE DELISTED FROM THE NYSE ALTERNEXT MAKING IT DIFFICULT TO TRADE SHARES OF OUR COMMON STOCK.

     On December 2, 2008 we received notice from the NYSE Alternext US LLC (the "Exchange") notifying us that the staff of the Exchange Corporate Compliance Department has determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide. Specifically, with stockholders' equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years.

     In order to maintain NYSE Alternext listing, the Company must submit a business plan by January 2, 2009 advising the Exchange of action it has taken, or will take, that would bring it into compliance with the continued listing standards identified above by June 2, 2010. We are preparing the plan to bring us into compliance with such listing standards by June 2, 2010, through increased profitability based on our operating budget and supplemental financing, as necessary, from the sale of equity securities. We intend to submit the plan to the Exchange on or before January 2, 2009.

     Following its submission, the Exchange Corporate Compliance Department will evaluate our plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards by June 2, 2010. If the plan is accepted, the Company may be able to continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If our plan is not accepted, the Company may be subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

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

December 12, 2008

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











































                                      CTT
                                     LISTED
                                      NYSE
                                  ALTERNEXT US