Form 10-Q
period 2009-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2009-03-17
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2009
                 -----------------------------------------------

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

Delaware                                    36-2664428
--------                                    ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

777 Commerce Drive
Fairfield, Connecticut                                   06825
----------------------                                   -----
(Address of principal executive offices)                 Zip Code)

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

The number of shares of the registrant's common stock outstanding as of March 12, 2009 was 8,787,100 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at January 31, 2009 (unaudited)
          and July 31, 2008....................................................3

     Condensed Consolidated Statements of Operations for the
          three months ended January 31, 2009 and 2008 (unaudited).............4

     Condensed Consolidated Statements of Operations for the
          six months ended January 31, 2009 and 2008 (unaudited)...............5

     Condensed Consolidated Statement of Changes in Shareholders' Interest
          for the six months ended January 31, 2009 (unaudited)............... 6

     Condensed Consolidated Statement of Cash Flows for the
          six months ended January 31, 2009 and 2008 (unaudited)...............7

     Notes to Condensed Consolidated Interim Financial Statements
          (unaudited).....................................................8 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................16 - 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........23

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other................................................................24

Item 6.  Exhibits.............................................................25

Signatures....................................................................26

Exhibit Index.................................................................27

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                               JANUARY 31,     July 31,
                                                   2009          2008
                                              -------------  -------------
                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                   $    693,685   $  2,237,095
  Receivables, net of allowance of $101,154
    at January 31, 2009 and July 31, 2008          288,916        120,077
  Prepaid expenses and other current assets        160,523        317,756
                                              -------------  -------------
    Total current assets                         1,143,124      2,674,928

Property and equipment, net                        232,341        262,863
Other long term assets                              39,833         40,083
Deferred financing costs, net                      243,168        133,109
                                              -------------  -------------

TOTAL ASSETS                                  $  1,658,466   $  3,110,983
                                              =============  =============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                            $    651,460   $    679,644
  Accrued expenses and other liabilities           616,264        759,081
                                              -------------  -------------
    Total current liabilities                    1,267,724      1,438,725
Deferred Rent                                       80,698         78,822
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427
    shares issued and outstanding                   60,675         60,675
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    8,590,447 and 8,179,872 shares
    issued and outstanding, respectively            85,904         81,798
  Capital in excess of par value                36,345,761     35,732,761
  Accumulated deficit                          (36,182,296)   (34,281,798)
                                              -------------  -------------
    Total shareholders' interest                   310,044      1,593,436
                                              -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST  $  1,658,466   $  3,110,983
                                              =============  =============


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three months ended
                                                       January 31,
                                                      2009          2008
                                                -----------  ------------
REVENUE
Retained royalties                              $   27,138   $   429,240
Investment income                                    1,608        50,765
Product sales                                            -        50,488
                                                -----------  ------------
                                                    28,746       530,493
                                                -----------  ------------
EXPENSES
Cost of product sales                                  162        47,981
Personnel and other direct expenses
  relating to revenue                              481,785       907,412
General and administrative expenses                479,429       915,874
Patent enforcement expenses, net
  of reimbursements                                   (233)     (122,855)
Loss on sale of available-for-sale securities            -        81,401
                                                -----------  ------------
                                                   961,143     1,829,813

(Loss) before income taxes                        (932,397)   (1,299,320)
Provision (benefit) for income taxes                     -             -
                                                -----------  ------------

NET (LOSS)                                      $ (932,397)  $(1,299,320)
                                                ===========  ============

Basic and diluted (loss) per share              $    (0.11)  $     (0.16)
                                                ===========  ============


Basic and diluted weighted average number
  of common shares outstanding:                  8,440,698     8,158,760


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                Six months ended January 31,
                                                        2009          2008
                                                 ------------  ------------
REVENUE
Retained royalties                               $    53,758   $   553,039
Investment income                                      6,964       120,187
Product sales                                            834        57,284
Other income                                          70,991             -
                                                 ------------  ------------
                                                     132,547       730,510
                                                 ------------  ------------
EXPENSES
Cost of product sales                                    407        51,381
Personnel and other direct expenses
  relating to revenue                              1,160,185     2,014,936
General and administrative expenses                1,270,601     2,192,834
Patent enforcement expenses, net
  of reimbursements                                    1,852        31,918
Impairment of available-for-sale securities                -       227,596
Loss on sale of available-for-sale securities,
  net of gains                                             -        70,809
Insurance recovery                                  (400,000)            -
                                                 ------------  ------------
                                                   2,033,045     4,589,474
                                                 ------------  ------------

(Loss) before income taxes                        (1,900,498)   (3,858,964)
Provision (benefit) for income taxes                       -             -
                                                 ------------  ------------

NET (LOSS)                                       $(1,900,498)  $(3,858,964)
                                                 ============  ============

Basic and diluted (loss) per share               $     (0.23)  $     (0.47)
                                                 ============  ============


Basic and diluted weighted average number
  of common shares outstanding:                    8,326,580     8,133,070


                             See accompanying notes

                                       PART I.  FINANCIAL INFORMATION (CONTINUED)

                                     COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statement of Changes in Shareholders' Interest
                                        For the six months ended January 31, 2009
                                                       (Unaudited)

                               PREFERRED STOCK       COMMON STOCK
                               --------------------  --------------------  CAPITAL                        TOTAL
                               SHARES                SHARES                IN EXCESS       ACCUMULATED    SHAREHOLDERS'
                               OUTSTANDING  AMOUNT   OUTSTANDING  AMOUNT   OF PAR VALUE    DEFICIT        INTEREST
                               -----------  -------  -----------  -------  --------------  -------------  ---------------

Balance - July 31, 2008              2,427  $60,675    8,179,872  $81,798  $  35,732,761   $(34,281,798)  $    1,593,436

  NET (LOSS)                                                                                 (1,900,498)      (1,900,498)

  COMPENSATION EXPENSE
    FROM STOCK OPTION GRANTS                                                     137,656                         137,656
  STOCK ISSUED TO DIRECTORS                               12,500      125         12,438                          12,563
  ISSUANCE OF FUSION INITIAL
    COMMITMENT SHARES                                     63,280      634        122,763                         123,397
  SALE OF SHARES TO FUSION                               334,795    3,347        359,151                         362,498
  AMORTIZATION OF DEFERRED
    FINANCING COSTS RELATED
    TO FUSION SHARES                                                             (19,008)                        (19,008)
                               -----------  -------  -----------  -------  --------------  -------------  ---------------

BALANCE - JANUARY 31, 2009           2,427  $60,675    8,590,447  $85,904  $  36,345,761   $(36,182,296)  $      310,044
  (Unaudited)                  ===========  =======  ===========  =======  ==============  =============  ===============



                                               See accompanying notes


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                   Six months ended January 31,
                                                          2009          2008
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $(1,900,498)  $(3,858,964)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                       32,012        35,957
    Deferred rent                                        1,876         8,542
    Share-based compensation - stock options           137,656       221,238
    Accrued stock contribution                         (93,688)       71,350
    Impairment of available-for-sale securities              -       227,596
    Loss on available-for-sale securities                    -        70,809
  Changes in assets and liabilities:
    Receivables                                       (168,839)       60,061
    Inventory                                                -        10,681
    Prepaid expenses and other long-term assets        157,483       186,154
    Accounts payable, accrued expenses and
      other liabilities                                (64,750)      115,566
                                                   ------------  ------------
Net cash (used in) operating activities             (1,898,748)   (2,851,010)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (1,490)      (21,732)
  Proceeds from sales of available-for-sale
  securities                                                 -       822,873
                                                   ------------  ------------
Net cash (used in) provided by investing
  activities                                            (1,490)      801,141

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                          362,498             -
  Deferred finance charges                              (5,670)            -
                                                   ------------  ------------
Net cash provided by financing activities              356,828             -
                                                   ------------  ------------

Net (decrease) in cash and cash equivalents         (1,543,410)   (2,049,869)
Cash and cash equivalents at beginning of period     2,237,095     6,572,076
                                                   ------------  ------------

Cash and cash equivalents at end of period         $   693,685   $ 4,522,207
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On September 30, 2008 the Company issued 63,280 registered shares of common stock valued at $123,397 to Fusion Capital II, LLC ("Fusion") as initial commitment shares per our equity financing agreement. On January 2, 2009, the Company issued 12,500 shares valued at $12,563 as compensation to five non-employee directors under the 1996 Directors' Stock Participation Plan.

During the first six months of fiscal 2009, we amortized $19,008 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     Competitive Technologies, Inc. ("CTT") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S.A. and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution, or the license and royalty fees generated by our clients' technologies.

     The consolidated financial statements include the accounts of CTT, CTT Trading, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2009.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2008, filed on October 28, 2008.

     The Company incurred an operating loss for the first six months of fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The primary underlying patent for this technology expired in July 2007 and we did not receive revenue for sales made after that date on that patent. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses or product distributions, such as those below, to mitigate the concentration of revenue, and replace revenue from expiring agreements. The anticipated benefit to the Company of the revenue and financing factors noted below are expected to offset the lack of sufficient cash flow to fund current reduced operating expenses beyond third quarter fiscal 2009. Without these benefits, current conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion agreement. At January 31, 2009, we had no outstanding debt or credit facility.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or the sale of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain management medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTT received FDA 510(k) authorization for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     In July 2008, we signed a country-exclusive distribution agreement with Excel Life Sciences, Inc. for India. In the first six months fiscal 2009, we signed three additional country-exclusive distribution agreements with GEOMC Co., Ltd. for Korea, Biogene Pharma Limited for Bangladesh, and Able Global Healthcare Sdn. Bhd. for Malaysia. In February 2009, the Company signed an agreement with Life Episteme srl granting them exclusive distribution rights in 29 countries throughout Europe, Asia, Africa, the Middle East, South America and Oceania. In March 2009, exclusive distribution rights in two additional countries were granted to Life Episteme. Local sales authorization is required in each country.

     The signed distribution agreements for this device now cover over 48% of the world's population. Contractual minimums in the distribution agreements have a retail sales value of over $25 million for 2009 and about $50 million for 2010. The Company will share in revenue derived from sales of the device to distributors.

     In July 2008, to improve our financial condition, we entered into an equity financing arrangement with Fusion for up to $5.0 million of cash through sales of our common stock, at our option, provided the Company stock price is at or above $1.00 per share. Of the $5.0 million, $4.6 million remained available at January 31, 2009.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net (loss) per share and net income (loss) per share assuming dilution:

                                Three months ended            Six months ended
                                       January 31,                 January 31,
                                2009          2008          2009          2008
                          -----------  ------------  ------------  ------------
Net (loss)                $ (932,397)  $(1,299,320)  $(1,900,498)  $(3,858,964)
Basic and diluted (loss)
  per share                    (0.11)        (0.16)        (0.23)        (0.47)
Denominator for basic
  net income loss per
  share, weighted
  average shares
  outstanding              8,440,698     8,158,760     8,326,580     8,133,070
Dilutive effect of
  common stock options           N/A           N/A           N/A           N/A
Denominator for net
  income (loss) per
  share, assuming
  dilution                 8,440,698     8,158,760     8,326,580     8,133,070

     Options to purchase 802,060 and 831,080 shares of our common stock at January 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of net (loss) per share because they were anti-dilutive. Due to the net loss incurred for the periods ended January 31, 2009 and 2008, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

3.     COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss consists of the following:

                                 Three months ended            Six months ended
                                        January 31,                 January 31,
                                 2009          2008          2009          2008
                            ----------  ------------  ------------  ------------
Net (loss)                  $(932,397)  $(1,299,320)  $(1,900,498)  $(3,858,964)
Unrealized increase
  (decrease) in market
  price of securities               -       (40,692)            -      (626,144)
Foreign currency
  translation adjustments
  on securities                     -        (1,567)            -        60,923
Reclassification to
  net income                        -        41,708             -        56,262
                            ----------  ------------  ------------  ------------
Comprehensive (loss)        $(932,397)  $(1,299,871)  $(1,900,498)  $(4,367,923)
                            ==========  ============  ============  ============

4.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement No. 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions ("FSP") 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases", FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company adopted SFAS 157 on August 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective August 1, 2009, will have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on August 1, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

     In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of SFAS 141(R) may have on the financial statements.

     In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

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

     In May 2008, the FASB issued Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material impact on its financial statements.

5.     RECEIVABLES

     Receivables consist of the following:

                                          JANUARY 31, 2009   July 31, 2008
                                         -----------------  --------------
Royalties, net of allowance of $101,154
  at January 31, 2009 and July 31, 2008  $           3,101  $       26,524
Receivable from insurance carrier                  120,376          63,440
Advance to GEOMC Co. Ltd.                          117,989               -
Other                                               47,450          30,113
                                         -----------------  --------------
Total receivables                        $         288,916  $      120,077
                                         =================  ==============

     GEOMC Co. Ltd., as a commercialization partner, has invested in a production line for the pain management medical device, and are building inventory for sales expected to occur in the third or fourth quarter of fiscal 2009. The Company will receive repayment of the advance as these machines are shipped to our distributors.

6.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, classified as current assets, and consisted of the following:

                           JANUARY 31,   July 31,     Number
                                  2009       2008  of shares          Type
                          ------------  ---------  ---------  ------------
Melanotan                 $          -  $       -    378,000  Common Stock
NTRU Cryptosystems, Inc.             -          -  3,129,509  Common Stock
                          ------------  ---------
                          $          -  $       -
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

     In prior years, we acquired 3,129,509 shares of NTRU common stock, and certain preferred stock that later was exchanged for cash and a reduction in our future royalty rate on sales of NTRU's products. NTRU is a privately held company that sells encryption software for security purposes, principally in wireless markets. In February 2009, its flagship encryption algorithm, NTRUEncrypt(TM), was accepted for standardization by the Institute of Electrical and Electronics Engineers (IEEE). There is no public market for NTRU shares. We previously wrote down NTRU to zero value, and retain ownership of the common shares.

     During the first six months of fiscal 2008 we sold all our shares of Clinuvel stock for $782,157 with a cost basis of $825,682. The loss on sale of $43,525, including gross gains of $24,325 and gross losses of $67,850, is included in loss on sale of available-for-sale securities.

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

     During the second quarter of fiscal 2008, we sold all our shares of Palatin stock for $40,716, resulting in a loss of $27,284 that was reflected as a loss on sale of available-for-sale securities.

     All of our shares of Palatin and Clinuvel were sold before July 31, 2008.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                            JANUARY 31, 2009   July 31, 2008
                                           -----------------  --------------
Prepaid insurance                          $         104,514  $      249,428
Other                                                 56,009          68,328
                                           -----------------  --------------
Prepaid expenses and other current assets  $         160,523  $      317,756
                                           =================  ==============

8.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                               JANUARY 31, 2009   July 31, 2008
                                              -----------------  --------------
Royalties payable                             $         264,532  $      243,951
Accrued 401(k) contribution                              75,000         150,000
Accrued Directors' Stock Option Compensation              6,250          37,500
Other accrued compensation                               53,538               -
Accrued audit fees                                       99,694         110,000
Accrued legal fees                                       20,971           7,765
Other accrued professional fees                          23,427          21,963
Accrued purchases                                             -          47,850
Accrued NYSE Alternext US listing fee                         -          33,109
Accrued research payment to UCONN                             -          23,920
Accrued Directors Fees                                   18,667           4,667
Other                                                    54,185          78,356
                                              -----------------  --------------
Accrued expenses and other liabilities        $         616,264  $      759,081
                                              =================  ==============

9.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company accounts for its non-employee options under EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services" ("EITF 96-18").
`
     During the three and six months ended January 31, 2009, the Company recognized approximately $53,031 and $105,306 of non-cash compensation expense for the value of options previously granted to employees.

     During the second quarter of fiscal 2009, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 50,000 shares of common stock under the Directors Stock Option Plan at an exercise price of $1.005 per share that vest immediately. The fair value of the options was $32,350.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

     Dividend yield (1)                   0.0%
     Expected volatility (2)             79.0%
     Risk-free interest rates (3)         1.7%
     Expected lives (2)             Five years

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

     Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on January 5, 2009 we issued a total of 12,500 shares of common stock to our non-employee directors. These shares were valued at $12,563.

     On September 30, 2008, the Company issued 63,280 registered shares of our common stock to Fusion as initial commitment shares per our equity financing agreement, and agreed to issue 42,187 additional commitment shares to Fusion on a pro rata basis as we sell the $5 million of stock (See Note 1). The initial commitment shares were priced at $1.95 per share, the closing price on September 30, 2008, resulting in an increase to shareholders' interest of $123,397.

     During the first six months of fiscal 2009, the Company sold 331,736 shares of common stock and issued 3,059 additional commitment shares to Fusion per the terms of our agreement. Total proceeds realized from these sales were $362,498. In addition, we amortized $19,008 of deferred financing costs related to these stock sales.

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

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTT filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTT based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof. In January 2009, the ALJ ruled in favor of CTT on the ARB remand. The employee has now appealed the January 2009 ALJ ruling to the ARB. The employee had requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues. In October 2008, the ARB denied the employee's request for reconsideration and motion for clarification.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer for the award of a consulting contract. In March 2008, OSHA dismissed the employee's complaint for lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ.

     On September 5, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. Various motions continue to be filed in CTT's suit in Connecticut.

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

RELIANCE ON ONE REVENUE SOURCE

     In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The primary underlying patent for this technology expired in July 2007 and we do not receive revenue for sales made after that date on that patent. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses or product distributions to mitigate the concentration of revenue, and replace revenue from expiring agreements. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2009 ("SECOND QUARTER 2009") VS. THREE MONTHS ENDED JANUARY 31, 2008 ("SECOND QUARTER 2008")

     SUMMARY OF RESULTS

     We incurred a net loss of $932,000 or $0.11 per share for the second quarter 2009, compared to a net loss of $1,299,000 or $0.16 per share for the second quarter 2008, a 28% decrease in net loss of $367,000, or $0.05 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $868,000 in expenses partially offset by a decrease in revenue of $501,000.

     REVENUE

     In the second quarter 2009, total revenue was $29,000, compared to $530,000 for the second quarter 2008, a 95% decrease of $501,000.

     Retained royalties for the second quarter 2009 were $27,000, which was $402,000, or 94% less than the $429,000 of retained royalties reported in the second quarter 2008. The following compares retained royalty revenue by technology in the second quarter 2009 with the second quarter 2008.

                                    For the three months ended January 31,
                              --------------------------------------------
                                 2009      2008   (Decrease)  % (Decrease)
                              -------  --------  -----------  ------------
Homocysteine assay            $ 5,000  $ 57,000  $  (52,000)          (91)
Sexual Dysfunction                  -   320,000    (320,000)         (100)
All other technologies         22,000    52,000     (30,000)          (58)
                              -------  --------  -----------
    TOTAL RETAINED ROYALTIES  $27,000  $429,000  $ (402,000)          (94)
                              =======  ========  ===========

     We received minimal royalty revenue from our homocysteine technology in the second quarter 2009 compared to the $57,000 received in the second quarter 2008, reflecting back royalties previously unreported by customers. The reduction of homocysteine royalty revenue is due to the expiration of the primary underlying patent in July 2007, and we do not receive revenue for sales made after that date on that patent.

     Royalty revenues from our sexual dysfunction technology in second quarter 2008 were a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc. We recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $2,000 in the second quarter 2009, which was a decrease of $49,000, or 96% from the $51,000 reported for the second quarter 2008. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year.

     Product Sales for second quarter 2008 revenue are primarily from sales of our thermal therapy units, which we no longer carry, and our electronic stress management and memory improvement device, which is not being actively marketed at this time.

EXPENSES

                                          For the three months ended January 31,
                                 -----------------------------------------------
                                                        Increase     % Increase
                                     2009        2008    (Decrease)   (Decrease)
                                 --------  -----------  -----------  -----------

Cost of product sales            $      -  $   48,000   $  (48,000)        (100)
Personnel and other direct
  expenses relating to revenue    482,000     907,000     (425,000)         (47)
General and administrative
  expenses                        479,000     916,000     (437,000)         (48)
Patent enforcement expenses net
  of reimbursements                     -    (123,000)     123,000          100
Loss on sale of available-for-
  sale securities                       -      81,000      (81,000)        (100)
                                 --------  -----------  -----------
 TOTAL EXPENSES                  $961,000  $1,829,000   $ (868,000)         (47)
                                 ========  ===========  ===========

     Total expenses decreased $868,000 or 47% in the second quarter 2009, compared to the second quarter 2008.

     Personnel and other direct expenses relating to revenue decreased a net $425,000 or 47% in the second quarter 2009, compared to the second quarter 2008. Payroll and related benefits decreased by $145,000 as a result of reducing full-time equivalent headcount from 16 to 12. Subsequent reductions have brought this figure to nine, with the financial benefit to be recognized in the third quarter of fiscal 2009. Severance was $46,000 less in 2009 because three employees were terminated in the second quarter of fiscal 2008 versus two in the second quarter of fiscal 2009. Employer 401(k) expenses were $150,000 less in 2009 because the Compensation Committee of the Board of Directors approved a $50,000 contribution to the 401(k) for fiscal 2008. We had previously recorded an accrual for $150,000 and the adjustment was reflected in the second quarter of fiscal 2009. In addition, we adjusted our accrual for the expected fiscal 2009 contribution to $50,000. We incurred the following costs in fiscal 2008 which did not repeat in fiscal 2009: $20,000 to acquire the rights to our solar panel technology, $22,000 for a patent application and contracts to acquire the rights to our ultra low power pulse oximeter technology, $13,000 for an exhibit and presentation in Manhattan for our MC Square memory improvement device, and $12,000 paid to the University of Connecticut for development of an asthma assay. In addition, we reduced consulting costs $10,000 as management made a concerted effort to lower costs.

     General and administrative expenses decreased a net $437,000 in the second quarter 2009, compared to the second quarter 2008. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $228,000, primarily the Marcovitch case; marketing expenses, $24,000, primarily due costs incurred to launch MC Square, our memory improvement device in the U.S. in the second quarter of fiscal 2008; investor relations expenses as a result of negotiation of more favorable terms with outside consultants and costs related to investor meetings from the second quarter of fiscal 2008 which did not recur in fiscal 2009, $41,000; auditing expenses as a result of an S-8 filed in fiscal 2008 for stock contributed to the 401(k) plan, $16,000; and lower director costs, primarily related to equity compensation, $42,000. We are currently subletting a portion of our excess office space, resulting in a $4,000 savings in our building rent expense for the second quarter of fiscal 2009. We have reduced travel and entertainment, dues and subscriptions, supplies and other miscellaneous office expenses by $34,000 in the second quarter of fiscal 2009, as a result of reducing head count and a concerted effort by management to lower costs. During the first quarter of fiscal 2009, we completed our internal controls assessment for fiscal 2008. We completed our assessment of internal controls for fiscal 2007 in the second quarter of fiscal 2008. As a result, costs for section 404 compliance were $32,000 less in the second quarter of fiscal 2009, when compared with the second quarter of fiscal 2008. In addition, we originally planned to publish a four-color annual report for fiscal 2008. At the end of the year we decided to issue an annual report at a significantly lower cost, and plan to issue a similar annual report for fiscal 2009. As a result, the accrual for the anticipated annual report printing costs was $18,000 higher in the second quarter of fiscal 2008 when compared to fiscal 2009, reflecting the lower cost of the document.

     Patent enforcement expenses, net of reimbursements, increased a net $123,000 in the second quarter 2009, compared to the second quarter 2008.
Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The increase in expenses is primarily due to settlement of litigation with Palatin in the second quarter 2008 which allowed us to recoup $480,000 of incurred legal fees. There were no significant legal fee recoveries in fiscal 2009.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JANUARY 31, 2009 ("FIRST HALF 2009") VS. SIX MONTHS ENDED JANUARY 31, 2008 ("FIRST HALF 2008")

     SUMMARY OF RESULTS

     We incurred a net loss of $1,900,000 or $0.23 per share for the first half 2009, compared to a net loss of $3,859,000 or $0.47 per share for the first half 2008, a 51% decrease in net loss of $1,959,000, or $0.24 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $2,557,000 in expenses partially offset by a decrease in revenue of $598,000.

     REVENUE

     In the first half 2009, total revenue was $133,000, compared to $731,000 for the first half 2008, an 82% decrease of $598,000.

Retained royalties for the first half 2009 were $54,000, which was $499,000, or 90% less than the $553,000 of retained royalties reported in the first half 2008. The following compares retained royalty revenue by technology in the first half 2009 with the first half 2008.

                                      For the six months ended January 31,
                              --------------------------------------------
                                 2009      2008   (Decrease)  % (Decrease)
                              -------  --------  -----------  ------------
Homocysteine assay            $ 5,000  $ 83,000  $  (78,000)          (94)
Sexual Dysfunction                  -   320,000    (320,000)         (100)
All other technologies         49,000   150,000    (101,000)          (67)
                              -------  --------  -----------
    TOTAL RETAINED ROYALTIES  $54,000  $553,000  $ (499,000)          (90)
                              =======  ========  ===========

     We received minimal royalty revenue from our homocysteine technology in the first half 2009 compared to the $83,000 received in the first half 2008, reflecting back royalties previously unreported by customers. The reduction of homocysteine royalty revenue is due to the expiration of the primary underlying patent in July 2007, and we do not receive revenue for sales made after that date on that patent.

     Royalty revenues from our sexual dysfunction technology in first half 2008 were a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc. We recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $7,000 in the first half 2009, a decrease of $113,000, or 94%, from the $120,000 reported for the first half 2008. The decrease was primarily due to lower invested balances for the first six months of fiscal 2009 as compared to the prior year.

     Product sales for the first half of 2008 are primarily from sales of our thermal therapy units, and our electronic stress management and memory improvement device. We sold thirty-three units of our memory improvement device in the first six months of fiscal 2008. Only two units were sold in the first six months of fiscal 2009.

     Other income for first half 2009 is revenue from a one-time sale of our Flip Chip patents.

     EXPENSES

                                            For the six months ended January 31,
                              --------------------------------------------------
                                                       Increase      % Increase
                                    2009         2008    (Decrease)   (Decrease)
                              -----------  ----------  ------------  -----------
Cost of product sales         $        -   $   51,000  $   (51,000)        (100)
Personnel and other direct
  expenses relating to
  revenue                      1,160,000    2,015,000  $  (855,000)         (42)
General and administrative
  expenses                     1,271,000    2,193,000     (922,000)         (42)
Patent enforcement expenses
  net of reimbursements            2,000       32,000      (30,000)         (94)
Loss on permanent impairment
  of available-for-sale
  securities                           -      228,000     (228,000)        (100)
Loss on sale of available-
  for-sale Securities                  -       71,000      (71,000)        (100)
Insurance recovery              (400,000)           -     (400,000)           -
                              -----------  ----------  ------------
  TOTAL EXPENSES              $2,033,000   $4,590,000  $(2,557,000)         (56)
                              ===========  ==========  ============

     Total expenses decreased $2,557,000 or 56% in the first half 2009, compared to the first half 2008.

     Personnel and other direct expenses relating to revenue decreased a net $855,000 or 42% in the first half 2009, compared to the first half 2008.
Payroll and related benefits decreased by $318,000 as a result of reducing full-time equivalent headcount from 16 to nine. Severance costs decreased $207,000 as seven people were terminated in fiscal 2008 versus three in fiscal 2009. Employer 401(k) expenses were $150,000 less in 2009 because the Compensation Committee of the Board of Directors approved a $50,000 contribution to the 401(k) for fiscal 2008. We had previously recorded an accrual for $150,000 and the adjustment was reflected in the second quarter of fiscal 2009. In addition, we adjusted our accrual for the expected fiscal 2009 contribution to $50,000. During the first six months of fiscal 2008 we accrued $128,000 for employee bonuses assuming that the Company would be profitable for fiscal 2008. This accrual was reversed in the second half of fiscal 2008. No accrual for employee bonuses has been recorded for fiscal 2009. The following costs were incurred in fiscal 2008 and did not recur in fiscal 2009: $20,000 to acquire the rights to our solar panel technology; $21,000 to obtain the rights to an ultra-low power pulse-oximeter technology; $46,000 paid to the University of Connecticut for development of an asthma assay; $30,000 for the US launch of MC Square, our memory improvement device; and $14,000 of legal expenses to attempt to collect reported but unpaid homocysteine royalties. In addition, we reduced consulting costs by $25,000 as management made a concerted effort to lower costs. These were offset by $106,000 increase in costs related to the commercialization of our pain management medical device.

     General and administrative expenses decreased a net $922,000 in the first half 2009, compared to the first half 2008. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $531,000, primarily the Marcovitch case; marketing expenses, $41,000, primarily due to the attendance at a major IP conference in 2008 not repeated in 2009; investor relations expenses as a result of negotiation of more favorable terms with outside consultants, $71,000; auditing expenses as a result of permission needed from prior auditor for SEC filings, including an S-8 in fiscal 2008, $31,000; reduced travel and entertainment expenses, dues and subscriptions, supplies and other miscellaneous office expenses as a result of lower headcount and concerted effort by management to reduce costs, $53,000; and the decision to not repeat the CTT Innovation Conference, $16,000. Other expenses incurred in 2008 and not repeated in 2009 include $23,000 to market MC Square, our stress relief and memory improvement device. In addition, Directors Fees and Expenses decreased $120,000, primarily due to lower equity compensation costs. We originally planned to publish a four-color annual report for fiscal 2008. At the end of the year we decided to issue an annual report at a significantly lower cost, and plan to issue a similar annual report for fiscal 2009. As a result, the accrual for anticipated annual report printing costs was $27,000 higher in the first six months of fiscal 2008 when compared to the same period in fiscal 2009, reflecting the lower cost of the document. We are subletting a portion of our excess office space, resulting in a $5,000 savings in the first six months of fiscal 2009.

     Patent enforcement expenses, net of reimbursements, decreased a net $30,000 in the first half 2009, compared to the first half 2008. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation.
The reduction of expenses is primarily due to settlement of litigation with Palatin in the second quarter 2008.

     Loss on permanent impairment of available-for-sale securities in fiscal 2008 related to our investment in Palatin Technologies. During the first quarter of fiscal 2008, the Company determined that the decline in market value of Palatin shares was other than temporary and wrote the investment down to its fair market value as of October 31, 2007.

     Loss on sale of available-for-sale securities in fiscal 2008 is from the sale of our investments in Clinuvel and Palatin.

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendants. (See Note 10.)

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion agreement. At January 31, 2009, we had no outstanding debt or credit facility.

     We believe we will successfully license and distribute new technologies, including our pain management medical device under the agreements noted below, and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in our efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements. In fiscal 2009, we will raise cash through the sale of common stock to Fusion as needed, when our stock price is at or above $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, pursuing additional equity financing, and/or the sale of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. A U.S. patent has been applied for, and in February 2009, CTT received FDA 510(k) authorization for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution.

     In July 2008, the Company signed a country-exclusive distribution agreement with Excel Life Sciences, Inc. for India. In the first half fiscal 2009, the Company signed three additional country-exclusive distribution agreements with GEOMC Co., Ltd. for Korea, Biogene Pharma Limited for Bangladesh, and Able Global Healthcare Sdn. Bhd. for Malaysia. In February 2009, we signed an agreement with Life Episteme srl granting them exclusive distribution rights in 29 countries throughout Europe, Asia, Africa, the Middle East, South America and Oceania. In March 2009, exclusive distribution rights in two additional countries were granted to Life Episteme. Local sales authorization is required in each country.

     The signed distribution agreements for this device now cover over 48% of the world's population. Contractual minimums have a retail sales value of over $25 million for 2009 and about $50 million for 2010. Our distributors expect sales to exceed the contract minimums. The Company will share in revenue derived from sales of the device to distributors.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At January 31, 2009, cash and cash equivalents were $694,000 compared to $2,237,000 at July 31, 2008. The loss of $1,900,000 for the first six months of fiscal 2009 contained non-cash charges of $78,000 and reduction in assets and liabilities of $76,000, resulting in cash used in operations of $1,899,000. We sold shares to Fusion per our equity financing agreement totaling $362,000. These activities reduced cash by $1,543,000. As of March 12, 2009, our cash and cash equivalents balance is over $275,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for the first six months of fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The primary underlying patent for this technology expired in July 2007 and we did not receive revenue for sales made after that date. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses or product distributions to mitigate the concentration of revenue, and replace revenue from expiring agreements. The anticipated benefit to the Company of the revenue and financing factors are expected to offset the lack of sufficient cash flow to fund current reduced operating expenses beyond third quarter fiscal 2009. Without these benefits, current conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or the sale of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. In addition, we will sell shares to Fusion per our agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. The Company does not have any significant individual cash or capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

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

     Many of our license and service agreements provide that fees and/or royalties we receive are applied against amounts that our clients or we have incurred for patent application, prosecution, issuance and maintenance costs. If we incur such costs, we expense them as incurred, and reduce our expense if we are reimbursed from future fees and/or royalties we receive. If the reimbursement belongs to our client, we record no revenue or expense.

     As of January 31, 2009, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $206,037, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $1,281 of these obligations in 2009.

     We engage independent consultants who provide business services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2009 or fiscal 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     OUR COMMON STOCK COULD BE DELISTED FROM THE NYSE ALTERNEXT MAKING IT DIFFICULT TO TRADE SHARES OF OUR COMMON STOCK.

     On December 2, 2008 we received notice from the NYSE Alternext US LLC (the "Exchange") notifying us that the staff of the Exchange Corporate Compliance Department has determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide. Specifically, with stockholders' equity of less than $2 million and losses from continuing operations and net losses in two out of its three most recent fiscal years and Section 1003(a)(ii) of the Company Guide with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years.

     On December 18, 2008 the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     The Company will continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

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

March 17, 2009

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