Form 10-Q
period 2009-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2009-06-15
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2009
                 -----------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of June 10, 2009 was 9,536,552 shares

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at April 30, 2009 (unaudited)
          and July 31, 2008....................................................3

     Condensed Consolidated Statements of Operations for the
          three months ended April 30, 2009 and 2008 (unaudited)...............4

     Condensed Consolidated Statements of Operations for the
          six months ended April 30, 2009 and 2008 (unaudited).................5

     Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the six months ended April 30, 2009 (unaudited).........6

     Condensed Consolidated Statement of Cash Flows for the
          six months ended April 30, 2009 and 2008 (unaudited).................7

     Notes to Condensed Consolidated Interim Financial Statements
          (unaudited).....................................................8 - 17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................18 - 25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........25

Item 4.  Controls and Procedures.........................................25 - 26


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................27

Item 1A. Risk factors.........................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 3.  Defaults Upon Senior Securities......................................27

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other................................................................28

Item 6.  Exhibits.............................................................28

Signatures....................................................................29

Exhibit Index.................................................................30

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                 APRIL 30, 2009    July 31, 2008
                                                ---------------  ---------------
                                                  (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                      $      374,065   $    2,237,095
 Receivables, net of allowance of $101,154
   at April 30, 2009 and July 31, 2008                 370,597          120,077
 Prepaid expenses and other current assets             141,627          317,756
                                                ---------------  ---------------
   Total current assets                                886,289        2,674,928

Property and equipment, net                            217,508          262,863
Other long term assets                                   3,020           40,083
Deferred financing costs, net                          211,707          133,109
                                                ---------------  ---------------

TOTAL ASSETS                                    $    1,318,524   $    3,110,983
                                                ===============  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable                               $      517,408   $      679,644
 Accrued expenses and other liabilities                445,812          759,081
                                                ---------------  ---------------
   Total current liabilities                           963,220        1,438,725
Deferred Rent                                           81,058           78,822
Shareholders' interest:
 5% preferred stock, $25 par value, 35,920
   shares authorized, 2,427 shares issued
    and outstanding                                     60,675           60,675
 Common stock, $.01 par value, 20,000,000
   shares authorized, 9,234,343 and 8,179,872
   shares issued and outstanding, respectively          92,343           81,798
 Capital in excess of par value                     37,060,619       35,732,761
 Accumulated deficit                               (36,939,391)     (34,281,798)
                                                ---------------  ---------------
   Total shareholders' interest                        274,246        1,593,436
                                                ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST    $    1,318,524   $    3,110,983
                                                ===============  ===============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three months ended April 30,
                                                      2009               2008
                                            --------------  -----------------
REVENUE
Retained royalties                          $     159,278   $        210,490
Investment income                                     240             26,337
Product sales                                       7,659              1,302
                                            --------------  -----------------
                                                  167,177            238,129
                                            --------------  -----------------
EXPENSES
Cost of product sales                                 165                800
Personnel and other direct expenses
  relating to revenue                             448,909            539,065
General and administrative expenses               473,447            708,317
Patent enforcement expenses, net
  of reimbursements                                     -                742
Interest Expense                                    1,752                  -
                                            --------------  -----------------
                                                  924,273          1,248,924

(Loss) before income taxes                       (757,096)        (1,010,795)
Provision (benefit) for income taxes                    -                  -
                                            --------------  -----------------

NET (LOSS)                                  $    (757,096)  $     (1,010,795)
                                            ==============  =================

Basic and diluted (loss) per share          $       (0.09)  $          (0.12)
                                            ==============  =================


Basic and diluted weighted average number
  of common shares outstanding:                 8,815,387          8,179,872


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   Nine months ended April 30,
                                                       2009               2008
                                              -------------  -----------------
REVENUE
Retained royalties                            $    213,037   $        763,529
Investment income                                    7,204            146,524
Product sales                                        8,493             58,586
Other income                                        70,991                  -
                                              -------------  -----------------
                                                   299,725            968,639
                                              -------------  -----------------
EXPENSES
Cost of product sales                                  572             52,181
Personnel and other direct expenses
  relating to revenue                            1,609,095          2,554,001
General and administrative expenses              1,744,047          2,901,151
Patent enforcement expenses, net
  of reimbursements                                  1,852             32,660
Impairment of available-for-sale securities              -            227,596
Loss on sale of available-for-sale
  securities, net of gains                               -             70,809
Interest Expense                                     1,752                  -
Insurance recovery                                (400,000)                 -
                                              -------------  -----------------
                                                 2,957,318          5,838,398
                                              -------------  -----------------

(Loss) before income taxes                      (2,657,593)        (4,869,759)
Provision (benefit) for income taxes                     -                  -
                                              -------------  -----------------

NET (LOSS)                                    $ (2,657,593)  $     (4,869,759)
                                              =============  =================

Basic and diluted (loss) per share            $      (0.31)  $          (0.60)
                                              =============  =================

Basic and diluted weighted average number
 of common shares outstanding:                   8,485,935          8,148,443


                             See accompanying notes

                                        PART I.  FINANCIAL INFORMATION (CONTINUED)

                                     COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statement of Changes in Shareholders' Interest
                                         For the nine months ended April 30, 2009
                                                       (Unaudited)

                                    PREFERRED STOCK          COMMON STOCK
                              ---------------------  ---------------------         CAPITAL                           TOTAL
                                   SHARES                 SHARES                 IN EXCESS    ACCUMULATED    SHAREHOLDERS'
                              OUTSTANDING    AMOUNT  OUTSTANDING    AMOUNT    OF PAR VALUE        DEFICIT         INTEREST
                              -----------  --------  -----------  --------  --------------  -------------  ---------------
BALANCE - JULY 31, 2008             2,427  $ 60,675    8,179,872  $ 81,798  $  35,732,761   $(34,281,798)  $    1,593,436

 NET (LOSS)                                                                                   (2,657,593)      (2,657,593)

 Compensation expense
   from stock option grants                                                       188,526                         188,526
 Stock issued to Directors                                12,500       125         12,438                          12,563
 Issuance of Fusion initial
   commitment shares                                      63,280       634        122,763                         123,397
 Sale of shares to Fusion                                895,660     8,956        953,543                         962,499
 Amortization of deferred
   financing costs related
   to Fusion shares                                                               (50,469)                        (50,469)
 Stock issued under
   401(k) Plan                                            26,592       266         39,621                          39,887
 Purchase of restricted
   shares by Directors                                    43,439       434         48,566                          49,000
 Stock issued for legal
   services provided                                      13,000       130         12,870                          13,000
                              -----------  --------  -----------  --------  --------------  -------------  ---------------

BALANCE - APRIL 30, 2009            2,427  $ 60,675    9,234,343  $ 92,343  $  37,060,619   $(36,939,391)  $      274,246
 (Unaudited)                  ===========  ========  ===========  ========  ==============  =============  ===============

                                                  See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                    Nine months ended April 30,
                                                        2009               2008
                                               -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $ (2,657,593)  $     (4,869,759)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                     46,845             54,186
   Deferred rent                                      2,236             12,370
   Share-based compensation - stock options         188,526            270,490
   Accrued stock contribution                       (67,632)           120,662
   Impairment of available-for-sale
     securities                                           -            227,596
   Stock Issued as compensation for services
     provided                                        13,000                  -
   Security Deposit used as rent payment             36,813                  -
   Loss on available-for-sale securities                  -             70,809
 Changes in assets and liabilities:
   Receivables                                     (250,520)          (208,240)
   Inventory                                              -             13,481
   Prepaid expenses and other long-term
     assets                                         176,379            210,376
   Accounts payable, accrued expenses and
     other liabilities                             (355,423)          (365,881)
                                               -------------  -----------------
Net cash (used in) operating activities          (2,867,369)        (4,463,910)
                                               -------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                 (1,490)           (30,334)
 Proceeds from sales of available-for-sale
     securities                                           -            822,873
                                               -------------  -----------------
Net cash (used in) provided by investing
 activities                                          (1,490)           792,539
                                               -------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                      1,011,499                  -
 Deferred finance charges                            (5,670)                 -
                                               -------------  -----------------
Net cash provided by financing activities         1,005,829                  -
                                               -------------  -----------------

Net (decrease) in cash and cash equivalents      (1,863,030)        (3,671,371)
Cash and cash equivalents at beginning of
 period                                           2,237,095          6,572,076
                                               -------------  -----------------
Cash and cash equivalents at end of period     $    374,065   $      2,900,705
                                               =============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     On September 30, 2008, the Company issued 63,280 registered shares of common stock valued at $123,397 to Fusion Capital II, LLC ("Fusion") as initial commitment shares per our equity financing agreement. On January 2, 2009, the Company issued 12,500 shares valued at $12,563 as compensation to five non-employee directors under the 1996 Directors' Stock Participation Plan. During the first nine months of fiscal 2009, we amortized $50,469 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value. On April 3, 2009, the Company contributed 26,592 shares of common stock valued at $39,887 to the 401(k) plan.

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

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2009.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2008, filed on October 28, 2008.

     The Company incurred an operating loss for the first nine months of fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The primary underlying patent for this technology expired in July 2007 and we did not receive revenue for sales made after that date on that patent. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses or product distributions, such as those below, to mitigate the concentration of revenue, and replace revenue from expiring agreements. The anticipated benefit to the Company of the revenue and financing factors noted below are expected to offset the lack of sufficient cash flow to fund current reduced operating expenses beyond fourth quarter fiscal 2009. Without these benefits, current conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion agreement. At April 30, 2009, we had no outstanding debt or credit facility.

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

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain management medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTT received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

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

     In April 2009, the Company, acknowledging the current difficult economic climate, entered into an agreement with Americorp Financial, LLC (AFS), where AFS will provide financing of sales of the pain management medical device for 24
- 60 month lease periods to hospitals, clinics and medical practices in the U.S. AFS will provide financing services under the name, Competitive Technologies Financial Services. CTT will receive the full retail sales price of the device upon execution of each lease, while AFS carries the lease.

     Also in April 2009, an agreement was signed with Native Energy & Economic Development, giving them exclusive sales rights for selected U.S. government agencies, including the Department of Veteran's Affairs (VA), the Department of Defense (DOD), and the Indian Health Service (IHS).

     The signed distribution agreements, for territories outside the U.S., for this device, now cover about 50% of the world's population. Contractual minimums in the distribution agreements have a retail sales value of over $25 million for 2009 and about $50 million for 2010. The Company will share in revenue derived from sales of the device to distributors.

     In July 2008, to improve our financial condition, we entered into an equity financing arrangement with Fusion for up to $5.0 million of cash through sales of our common stock, at our option, provided the Company stock price is at or above $1.00 per share. Of the $5.0 million, approximately $4.0 million remained available at April 30, 2009.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net (loss) per share and net income (loss) per share assuming dilution:

                                    Three months ended         Nine months ended
                                             April 30,                 April 30,
                                     2009         2008         2009         2008
                              ----------- ------------ ------------ ------------
Net (loss)                    $ (757,096) $(1,010,795) $(2,657,593) $(4,869,759)
Basic and diluted (loss)
 per share                         (0.09)       (0.12)       (0.31)       (0.60)
Denominator for basic net
 income loss per share,
 weighted average shares
 outstanding                   8,815,387    8,179,872    8,485,935    8,148,443
Dilutive effect of common
 stock options                       N/A          N/A          N/A          N/A

Denominator for net income
 (loss) per share, assuming
 dilution                      8,815,387    8,179,872    8,485,935    8,148,443

     Options to purchase 804,202 and 837,478 shares of our common stock at April 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of net (loss) per share because they were anti-dilutive. Due to the net loss incurred for the periods ended April 30, 2009 and 2008, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

3.     COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss consists of the following:

                                 Three months ended           Nine months ended
                                          April 30,                   April 30,
                                 2009          2008          2009          2008
                           ----------  ------------  ------------  ------------
Net (loss)                 $(757,096)  $(1,010,795)  $(2,657,593)  $(4,869,759)
Unrealized increase
 (decrease) in market
 price of securities               -             -             -      (626,144)
Foreign currency
 translation adjustments
 on securities                     -             -             -        60,923
Reclassification to
 net income                        -             -             -        56,262
                           ----------  ------------  ------------  ------------
Comprehensive (loss)       $(757,096)  $(1,010,795)  $(2,657,593)  $(5,378,718)
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

     In April 2009 the FASB issued FASB Staff Position (FSP) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below.

     In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP: (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, (2) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, (3) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (4) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (5) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (6) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4, FSP 115-2 and FAS 124-2 will not have a material impact on the Company's consolidated financial statements upon adoption.

     In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

     FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact adoption of FSP 107-1 and APB 28-1may have on the consolidated financial statements.

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

     In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of SFAS 141(R) may have on the financial statements. In

April 2009, the FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"). FSP FAS 141(R)-1 amends and clarifies Statement No. 141(R), "Business Combinations," to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in Statement No. 5, "Accounting for Contingencies," and Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," to determine whether the contingency should be recognized as of the acquisition date or after it. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after August 1, 2009.

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

     In May 2009, the FASB issued Statement No. 165, "Subsequent Events"("SFAS 165"). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial statement periods ending after June 15, 2009.

5.     RECEIVABLES

     Receivables consist of the following:

                                          APRIL 30, 2009   July 31, 2008
                                         ---------------  --------------
Royalties, net of allowance of $101,154
 at April 30, 2009 and July 31, 2008     $       151,541  $       26,524
Receivable from insurance carrier                 54,282          63,440
Advance to GEOMC Co. Ltd.                        107,989               -
Loan to Shareholder                               49,211               -
Other                                              7,574          30,113
                                         ---------------  --------------
Total receivables                        $       370,597  $      120,077
                                         ===============  ==============

     GEOMC Co. Ltd., as a commercialization partner, has invested in a production line for the pain management medical device, and is building inventory for sales expected to occur in the fourth quarter of fiscal 2009. The Company will receive repayment of the advance as these machines are shipped to our distributors.

     The loan to shareholder represents an advance to a shareholder for legal fees to defend himself in the SEC action against the company. The Company's involvement in this action was settled last year. This loan was secured by the shareholders' CTT common stock and was repaid in full in June 2009.

6.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, classified as current assets, and consisted of the following:

                           APRIL 30,   July 31,     Number
                                2009       2008  of shares          Type
                          ----------  ---------  ---------  ------------
Melanotan                 $        -  $       -    378,000  Common Stock
NTRU Cryptosystems, Inc.           -          -  3,129,509  Common Stock
                          ----------  ---------
                          $        -  $       -
                          ==========  =========

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

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                            APRIL 30, 2009   July 31, 2008
                                           ---------------  --------------
Prepaid insurance                          $        68,233  $      249,428
Prepaid Investor Relations Fee                      20,000          20,000
Prepaid Stock Exchange Listing Fee                  18,333          11,458
Other                                               35,061          36,870
                                           ---------------  --------------

Prepaid expenses and other current assets  $       141,627  $      317,756
                                           ===============  ==============

8.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                               APRIL 30, 2009   July 31, 2008
                                              ---------------  --------------
Royalties payable                             $        40,046  $      243,951
Accrued 401(k) contribution                            47,612         150,000
Accrued Directors' Stock Option Compensation           19,800          37,500
Accrued Payroll                                        67,122               -
Accrued audit fees                                    122,693         110,000
Accrued legal fees                                     63,550           7,765
Other accrued professional fees                        20,111          21,963
Accrued purchases                                           -          47,850
Accrued NYSE Amex listing fee                               -          33,109
Accrued research payment to UCONN                           -          23,920
Accrued Annual Meeting Expenses                         9,219               -
Unclaimed Property Liability                           25,431          25,431
Accrued Directors Fees                                  3,833           4,667
Other                                                  26,395          52,925
                                              ---------------  --------------
Accrued expenses and other liabilities        $       445,812  $      759,081
                                              ===============  ==============

9.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company accounts for its non-employee options under EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services" ("EITF 96-18").
`
     During the three and nine months ended April 30, 2009, the Company recognized $50,870 and $156,176 respectively, of non-cash compensation expense for the value of options previously granted to employees.

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

     On April 3, 2009, the Company contributed 33,333 shares of CTT common stock to the 401(k) plan. The plan's forfeiture account funded 6,741 of these shares and the Company incurred an expense of $39,887 for the issuance of 26,592 shares. These shares were valued at $1.50 per share, which was the closing price on February 25, 2009, the day the Board of Directors approved the contribution.

     On April 22, 2009, the Company's directors purchased 43,439 restricted shares of our common stock for $49,000. The shares were valued at $1.13 per share, which was the average close price for the previous five days.

     On April 22, 2009, The Company issued 13,000 restricted shares of our common stock to our outside SEC council. Outside council agreed to accept these shares in lieu of $13,000 cash for legal fees.

     During the first nine months of fiscal 2009, the Company sold 887,537 shares of common stock and issued 8,123 additional commitment shares to Fusion per the terms of our agreement. Total proceeds realized from these sales were $962,499. In addition, we amortized $50,469 of deferred financing costs related to these stock sales.

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

     On August 15, 2008 CTT filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch et al on September 15, 2008. CTT responded to the Memorandum on September 24. The judge denied the Summary Judgment Motion on April 6, 2009. On June 1, 2009, the Judge granted permission to CTT to enter a Motion for Default Judgment against Agrofrut and Sheldon Strauss. On June 4, 2009, the Judge granted permission for CTT to enter a Motion for Default Judgment against Ben Marcovitch and Betty Rios Valencia. These Default motions are to be filed on June 15, 2009. CTT will await the judge's ruling on the guilty by default motions for Marcovitch, Valencia, Strauss and Agrofrut. We will aggressively pursue this matter.

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

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent violated SOX".

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2009 ("THIRD QUARTER 2009") VS. THREE MONTHS ENDED APRIL 30, 2008 ("THIRD QUARTER 2008")

     SUMMARY OF RESULTS

     We incurred a net loss of $757,000 or $0.09 per share for the third quarter 2009, compared to a net loss of $1,011,000 or $0.12 per share for the third quarter 2008, a 25% decrease in net loss of $254,000, or $0.03 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $325,000 in expenses partially offset by a decrease in revenue of $71,000.

     REVENUE

     In the third quarter 2009, total revenue was $167,000, compared to $238,000 for the third quarter 2008, a 30% decrease of $71,000.

     Retained royalties for the third quarter 2009 were $159,000, which was $51,000, or 24% less than the $210,000 of retained royalties reported in the third quarter 2008. The following compares retained royalty revenue by technology in the third quarter 2009 with the third quarter 2008.

                                       For the three months ended April 30,
                           ------------------------------------------------
                                  2009      2008   (Decrease)  % (Decrease)
                           -----------  --------  -----------  ------------
Homocysteine assay         $     4,000  $164,000  $ (160,000)          (98)
Plant regeneration             132,000         -     132,000             -
All other technologies          23,000    46,000     (23,000)          (50)
                           -----------  --------  -----------
 TOTAL RETAINED ROYALTIES  $   159,000  $210,000  $  (51,000)          (24)
                           ===========  ========  ===========

     We received minimal royalty revenue from our homocysteine technology in the third quarter 2009 compared to the $164,000 received in the third quarter 2008, reflecting back royalties previously unreported by customers. The reduction of homocysteine royalty revenue is due to the expiration of the primary underlying patent in July 2007, and we do not receive revenue for sales made after that date on that patent.

     Our plant regeneration technology generated $132,000 in royalties during the third quarter of fiscal 2009. This actually represented royalties earned in fiscal 2008 previously unreported by our licensee.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $0 in the third quarter 2009, which was a decrease of $26,000, or 100% from the $26,000 reported for the third quarter 2008. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year.

     Product Sales for third quarter 2009 are primarily from sales of new pain management device. We recorded revenue on the sale of one device during the quarter. We also recorded revenue on the sale of one electronic stress management and memory improvement device, which is not being actively marketed at this time.

EXPENSES

                                            For the three months ended April 30,
                               -------------------------------------------------
                                                           Increase   % Increase
                                      2009        2008   (Decrease)   (Decrease)
                               -----------  ----------  -----------  -----------

Cost of product sales          $         -  $    1,000  $   (1,000)        (100)
Personnel and other direct
 expenses relating to revenue      449,000     539,000     (90,000)         (17)
General and administrative
 expenses                          473,000     708,000    (235,000)         (33)
Patent enforcement expenses
 net of reimbursements                   -       1,000      (1,000)        (100)
Interest Expense                     2,000           -       2,000            -
                               -----------  ----------  -----------
 TOTAL EXPENSES                $   924,000  $1,249,000  $ (325,000)         (26)
                               ===========  ==========  ===========

     Total expenses decreased $325,000 or 26% in the third quarter 2009, compared to the third quarter 2008.

     Personnel and other direct expenses relating to revenue decreased a net $90,000 or 17% in the third quarter 2009, compared to the third quarter 2008. Payroll and related benefits decreased by $68,000 as a result of reducing full-time equivalent headcount from 13 to 9. Employer 401(k) expenses were $18,000 less in 2009 because we are accruing for the discretionary employer contribution at a lower rate for fiscal 2009. We reduced consulting costs and other direct licensing costs by $134,000 as management made a concerted effort to eliminate unnecessary costs. These decreases were offset by negative management bonuses of $128,000 in fiscal 2008. In the third quarter of fiscal 2008, we reversed the previously recorded bonus accrual of $128,000 because it was apparent we would not be profitable for the year. We have recorded no bonus expense for fiscal 2009.

     General and administrative expenses decreased a net $235,000 in the third quarter 2009, compared to the third quarter 2008. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $193,000, costs for the CTT Innovation Conference, $110,000, which was held in fiscal 2008 but not repeated in fiscal 2009, lower director costs, primarily related to equity compensation and less travel for board meetings, $11,000. We are currently subletting a portion of our excess office space, resulting in a $2,000 savings in our building rent expense for the third quarter of fiscal 2009. We have reduced travel and entertainment, dues and subscriptions, and supplies and charitable contributions by $21,000 in the third quarter of fiscal 2009, as a result of reducing head count and a concerted effort by management to lower costs. We also incurred less depreciation, $3,000, as some of our office assets are now fully depreciated but do not require replacement, and lower workers compensation insurance, $3,000, due to lower headcount. In addition, we originally planned to publish a four-color annual report for fiscal 2008. At the end of the year we decided to issue an annual report at a significantly lower cost, and plan to issue a similar annual report for fiscal 2009. As a result, the accrual for the anticipated annual report printing costs was $13,000 higher in the third quarter of fiscal 2008 when compared to fiscal 2009, reflecting the lower cost of the document. These savings were offset by negative bad debt expense of $129,000 in fiscal 2008. In the third quarter of fiscal 2008 we reversed $129,000 of previously recognized bad debt expense due to the collection of previously disputed homocysteine royalties. We have recorded no bad debt expense in fiscal 2009.

     Patent enforcement expenses, net of reimbursements, decreased a net $1,000 in the third quarter 2009, compared to the third quarter 2008. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. We had very little activity in either the third quarter of fiscal 2009 or the third quarter of fiscal 2008.

RESULTS OF OPERATIONS - NINE MONTHS ENDED APRIL 30, 2009 ("FIRST NINE MONTHS 2009") VS. NINE MONTHS ENDED APRIL 30, 2008 ("FIRST NINE MONTHS 2008")

     SUMMARY OF RESULTS

     We incurred a net loss of $2,658,000 or $0.31 per share for the first nine months 2009, compared to a net loss of $4,870,000 or $0.60 per share for the first nine months 2008, a 45% decrease in net loss of $2,212,000, or $0.29 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $2,881,000 in expenses partially offset by a decrease in revenue of $669,000.

     REVENUE

     In the first nine months 2009, total revenue was $300,000, compared to $969,000 for the first nine months 2008, an 69% decrease of $669,000.

     Retained royalties for the first nine months 2009 were $213,000, which was $551,000, or 72% less than the $764,000 of retained royalties reported in the first nine months 2008. The following compares retained royalty revenue by technology in the first nine months 2009 with the first nine months 2008.

                                        For the nine months ended April 30,
                           ------------------------------------------------
                                  2009      2008   (Decrease)  % (Decrease)
                           -----------  --------  -----------  ------------
Homocysteine assay         $     8,000  $247,000  $ (239,000)          (97)
Sexual Dysfunction                   -   320,000    (320,000)         (100)
Plant regeneration             132,000         -     132,000             -
All other technologies          73,000   197,000    (124,000)          (63)
                           -----------  --------  -----------
 TOTAL RETAINED ROYALTIES  $   213,000  $764,000  $ (551,000)          (72)
                           ===========  ========  ===========

     We received minimal royalty revenue from our homocysteine technology in the first nine months 2009 compared to the $247,000 received in the first nine months 2008, reflecting back royalties previously unreported by customers. The reduction of homocysteine royalty revenue is due to the expiration of the primary underlying patent in July 2007, and we do not receive revenue for sales made after that date on that patent.

     Royalty revenues from our sexual dysfunction technology in first nine months 2008 were a result of settling our arbitration proceeding against our licensee, Palatin Technologies, Inc. We recovered $800,000, recording revenue of $320,000 and reducing patent enforcement expenses $480,000 in accordance with the agreement with our client.

     Our plant regeneration technology generated $132,000 in royalties during the third quarter of fiscal 2009. This actually represented royalties earned in fiscal 2008 previously unreported by our licensee.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $7,000 in the first nine months 2009, a decrease of $140,000, or 95%, from the $147,000 reported for the first nine months 2008.
The decrease was primarily due to lower invested balances for the first nine months of fiscal 2009 as compared to the prior year.

     Product sales for the first nine months of 2008 are primarily from sales of our thermal therapy units, and our electronic stress management and memory improvement device. We are no longer carrying the thermal therapy unit, and are not actively marketing the memory improvement device. We sold thirty-seven units of our memory improvement device in the first nine months of fiscal 2008. Only three units were sold in the first nine months of fiscal 2009. In addition, we sold one pain management device in the first nine months of fiscal 2009.

     Other income for first nine months 2009 is revenue from a one-time sale of our Flip Chip patents.

     EXPENSES

                                             For the nine months ended April 30,
                               -------------------------------------------------
                                                            Increase  % Increase
                                     2009         2008    (Decrease)  (Decrease)
                               -----------  ----------  ------------  ----------
Cost of product sales          $    1,000   $   52,000  $   (51,000)        (98)
Personnel and other direct
 expenses relating to revenue   1,609,000    2,554,000  $  (945,000)        (37)
General and administrative
 expenses                       1,744,000    2,901,000   (1,157,000)        (40)
Patent enforcement expenses
 net of reimbursements              2,000       33,000      (31,000)        (94)
Loss on permanent impairment
 of available-for-sale
 securities                             -      228,000     (228,000)       (100)
Loss on sale of available-
 for- sale Securities                   -       71,000      (71,000)       (100)
Interest Expense                    2,000            -        2,000           -
Insurance recovery               (400,000)           -     (400,000)          -
                               -----------  ----------  ------------
 TOTAL EXPENSES                $2,958,000   $5,839,000  $(2,881,000)        (49)
                               ===========  ==========  ============

     Total expenses decreased $2,881,000 or 49% in the first nine months 2009, compared to the first nine months 2008.

     Personnel and other direct expenses relating to revenue decreased a net $945,000 or 37% in the first nine months 2009, compared to the first nine months 2008. Payroll and related benefits decreased by $373,000 as a result of reducing full-time equivalent headcount from 16 to 9. Severance costs decreased $207,000 as seven people were terminated in fiscal 2008 versus three in fiscal 2009. Employer 401(k) expenses were $168,000 less in 2009 because the Compensation Committee of the Board of Directors approved a $50,000 contribution to the 401(k) for fiscal 2008. We had previously recorded an accrual for $150,000 and the adjustment was reflected in the second quarter of fiscal 2009. In addition, we adjusted our accrual for the expected fiscal 2009 contribution to $50,000. The following costs were incurred in fiscal 2008 and did not recur in fiscal 2009: $20,000 to acquire the rights to our solar panel technology; $21,000 to obtain the rights to an ultra-low power pulse-oximeter technology; $64,000 paid to the University of Connecticut for development of an asthma assay; $45,000 for the US launch of MC Square, our memory improvement device; and $14,000 of legal expenses to attempt to collect reported but unpaid homocysteine royalties. In addition, we reduced consulting costs by $92,000 as management made a concerted effort to lower costs. These were offset by $64,000 increase in costs related to the commercialization of our pain management medical device.

     General and administrative expenses decreased a net $1,157,000 in the first nine months 2009, compared to the first nine months 2008. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $725,000, primarily the Marcovitch case; marketing expenses, $46,000, primarily due to the attendance at a major IP conference in 2008 not repeated in 2009; investor relations expenses as a result of negotiation of more favorable terms with outside consultants, $65,000; auditing expenses as a result of permission needed from prior auditor for SEC filings, including an S-8 in fiscal 2008, $31,000; reduced travel and entertainment expenses, dues and subscriptions, supplies and other miscellaneous office expenses as a result of lower headcount and concerted effort by management to reduce costs, $77,000; lower workers compensation costs due to lower headcount, $7,000; and the decision to not repeat the CTT Innovation Conference, $126,000. Other expenses incurred in 2008 and not repeated in 2009 include $24,000 to market MC Square, our stress relief and memory improvement device. In addition, Directors Fees and Expenses decreased $132,000, primarily due to lower equity compensation costs. We originally planned to publish a four-color annual report for fiscal 2008. At the end of the year we decided to issue an annual report at a significantly lower cost, and plan to issue a similar annual report for fiscal 2009. As a result, the accrual for anticipated annual report printing costs was $40,000 higher in the first nine months of fiscal 2008 when compared to the same period in fiscal 2009, reflecting the lower cost of the document. We are subletting a portion of our excess office space, resulting in a $7,000 savings in the first nine months of fiscal 2009. These savings were offset by a negative bad debt expense of $129,000 in fiscal 2008. In fiscal 2008 we reversed $129,000 of previously recorded bad debt expense due to the receipt of previously disputed homocysteine royalties. We recorded no bad debt expense in fiscal 2009.

     Patent enforcement expenses, net of reimbursements, decreased a net $31,000 in the first nine months 2009, compared to the first nine months 2008. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction of expenses is primarily due to settlement of litigation with Palatin in the second quarter 2008 so no expenses for this action were incurred after that time.

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

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion agreement. At April 30, 2009, we had no outstanding debt or credit facility.

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

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. A U.S. patent has been applied for, and in February 2009, CTT received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution.

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

     In April 2009, the Company, acknowledging the current difficult economic climate, entered into an agreement with Americorp Financial, LLC (AFS), where AFS will provide financing of sales of the pain management medical device for 24
- 60 month lease periods to hospitals, clinics and medical practices in the U.S. AFS will provide financing services under the name, Competitive Technologies Financial Services. CTT will receive the full retail sales price of the device upon execution of each lease, while AFS carries the lease.

     Also in April 2009, an agreement was signed with Native Energy & Economic Development, giving them exclusive sales rights for selected U.S. government agencies, including the Department of Veteran's Affairs (VA), the Department of Defense (DOD), and the Indian Health Service (IHS).

     The signed distribution agreements, for territories outside the U.S., for this device, now cover about 50% of the world's population. Contractual minimums have a retail sales value of over $25 million for 2009 and about $50 million for 2010. The Company will share in revenue derived from sales of the device to distributors.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At April 30, 2009, cash and cash equivalents were $374,000 compared to $2,237,000 at July 31, 2008. The loss of $2,658,000 for the first nine months of fiscal 2009 contained non-cash charges of $220,000 and reduction in assets and liabilities of $430,000, resulting in cash used in operations of $2,867,000. We sold shares to Fusion per our equity financing agreement totaling $962,000 and to our Directors for $49,000. These activities reduced cash by $1,863,000. As of June 10, 2009, our cash and cash equivalents balance is over $625,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     CAPITAL REQUIREMENTS

     The Company incurred an operating loss for the first nine months of fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The primary underlying patent for this technology expired in July 2007 and we did not receive revenue for sales made after that date. Revenue in fiscal 2008 for the homocysteine technology reflects back royalties previously unreported by customers. We continue to seek revenue from new technology licenses or product distributions to mitigate the concentration of revenue, and replace revenue from expiring agreements. The anticipated benefit to the Company of the revenue and financing factors are expected to offset the lack of sufficient cash flow to fund current reduced operating expenses beyond fourth quarter fiscal 2009. Without these benefits, current conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     As of April 30, 2009, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $205,443, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $1,875 of these obligations in 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2009.


(b)     Change in Internal Controls
        ---------------------------

     There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Note 10 to the accompanying unaudited condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

     THE PRICE OF OUR COMMON STOCK MAY FALL BELOW $1.00 AND WE MAY BE UNABLE TO SELL SHARES TO FUSION OR OBTAIN ALTERNATE EQUITY FINANCING.

     In early 2009, the global equity markets collapsed and our common stock traded at around $1.00. Per our Fusion equity financing agreement, Fusion is not required to purchase common stock from us when our stock trades below $1.00. There is no guarantee that we would be able to obtain alternate financing.

     OUR COMMON STOCK COULD BE DELISTED FROM THE NYSE AMEX MAKING IT DIFFICULT TO TRADE SHARES OF OUR COMMON STOCK.

     On December 2, 2008 we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. Specifically, as noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.

     On December 18, 2008 the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     The Company will continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company is allowed to appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Exchange Company Guide.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held April 17, 2009, shareholders voted on the following issues:

     -    Election of Directors

            Directors Elected         For        Withheld
            ------------------------  ---------  ---------

            Joel M. Evans, M.D.       7,312,722    528,381
            Richard D. Hornidge, Jr.  7,513,258    327,845
            Rustin Howard             7,039,824    801,279
            John B. Nano              5,681,714  2,159,389
            William L. Reali          7,451,988    389,115


     - Ratification of selection of MHM Mahoney Cohen CPAs as the independent public accounting firm:

            Accounting Firm         For        Against  Abstained
            ----------------------  ---------  -------  ---------

            MHM Mahoney Cohen CPAs  7,533,421  165,088    143,594

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

June 15, 2009

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