Form 10-K
period 2009-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2009-10-27
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2009
                                              -------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
     Title of Each Class                         which Registered
     -------------------                         ----------------
Common Stock ($.01 par value)                    NYSE Amex

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $9,707,121.

The number of shares of the registrant's common stock outstanding as of October 27, 2009, was 10,121,047 shares.

                                                                        CTT
                                                                       LISTED
                                                                     NYSE Amex

                         COMPETITIVE TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 1A.      Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 1B.      Unresolved Staff Comments. . . . . . . . . . . . . . . . . . .  14
Item 2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  14
Item 4.       Submission of Matters to a Vote of Security Holders. . . . . .  16
Item 4A.      Executive Officers of the Registrant. . . . . . . . . . . . . . 17


PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities. . . . . . .  17
Item 6.       Selected Financial Data. . . . . . . . . . . . . . . . . . . .  18
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . .  19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk. . . 27
Item 8.       Financial Statements and Supplementary Data. . . . . . . . . .  28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . 56
Item 9A (T).  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  56
Item 9B.      Other Information. . . . . . . . . . . . . . . . . . . . . . .  57


PART III

Item 10.      Directors and Executive Officers of the Registrant. . . . . . . 57
Item 11.      Executive Compensation. . . . . . . . . . . . . . . . . . . . . 61
Item 12.      Security Ownership of Certain Beneficial Owners and Management. 66
Item 13.      Certain Relationships and Related Transactions. . . . . . . . . 67
Item 14.      Principal Accounting Fees and Services. . . . . . . . . . . . . 68


PART IV

Item 15       Exhibits and Financial Statement Schedules. . . . . . . . . . . 68
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 70
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  71

                                     PART I

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2009, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

     We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense those rights to our customers, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage. Products we evaluate must be working prototypes or finished products. We establish channel partners based on forging relationships with mutually aligned goals and matched competencies to deliver solutions that benefit the ultimate end-user.

     The Company incurred an operating loss for fiscal 2009, as well as an operating loss in fiscal 2008. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond second quarter fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

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

     Over the years we have licensed nearly 500 technologies to and from corporations, and can count as our clients a number of major universities and inventors. We are a vital part of the technology commercialization community, and have generated over $100 million in shared technology revenues to universities.

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

     We evaluate potential products for distribution based on their capability to fulfill an unmet market need and/or social responsibility. We focus on products that improve quality-of-life. The goal is to acquire products for distribution that have a competitive advantage, proprietary know-how and/or regulatory approval. We seek exclusive rights to manufacture, market and distribute the products.

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

     Product distribution We have established a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution. Distribution terms are set in written agreements for products, and are generally signed for exclusive area parameters.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTT received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     In July 2008, we signed a country-exclusive distribution agreement with Excel Life Sciences, Inc. for India. In the first six months fiscal 2009, we signed three additional country-exclusive distribution agreements with GEOMC Co., Ltd. for Korea, Biogene Pharma Limited for Bangladesh, and Able Global Healthcare Sdn. Bhd. for Malaysia. In February 2009, the Company signed an agreement with Life Episteme srl granting them exclusive distribution rights in 29 countries throughout Europe, Asia, Africa, the Middle East, South America and Oceania. Exclusive distribution rights in two additional countries were granted to Life Episteme in March 2009. Local sales authorization is required in each country.

     In April 2009, the Company, acknowledging the current difficult economic climate, entered into an agreement with Americorp Financial, LLC (AFS), where AFS will provide financing of sales of the pain therapy medical device for 24 - 60 month lease periods to hospitals, clinics and medical practices in the U.S. AFS will provide financing services under the name, Competitive Technologies Financial Services. CTT will receive the full retail sales price of the device upon execution of each lease, while AFS carries the lease.

     Also in April 2009, we signed an agreement with Native Energy & Economic Development, giving them exclusive sales rights for selected U.S. government agencies, including the Department of Veteran's Affairs (VA), the Department of Defense (DOD), and the Indian Health Service (IHS).

     In July 2009, we signed an agreement with Innovative Medical Therapies, Inc. granting them exclusive distribution rights to CTT's pain therapy medical device in the United States and related territories excluding selected Federal agencies. The contract provides for minimum monthly cash payments to CTT totaling over $1 million for the first eight months. These minimum monthly payments increase each year throughout the term of the agreement with, for example, the fourth year minimum payments reaching $9 million and eighth year minimum payments of $21 million dollars. IMT will receive shipments of CTT's pain therapy medical device in return for these payments

     In October 2009, we signed an agreement with Athens, Greece-based Fintrade Medical granting them the exclusive rights to market and sell CTT's pain therapy medical device in Greece and Cyprus.

     Also in October 2009, we signed an agreement with Calmar Pain Relief, LLC, a Delaware limited liability company ("Calmar"), with its headquarters in North Providence, Rhode Island. Calmar was established to provide medical equipment, office leasing, and other business services to medical doctors looking to offer CTT's non-invasive pain therapy to patients in a clinical setting. Calmar will furnish CTT's MC-5A pain therapy medical device to medical doctors who will open pain therapy treatment centers in selected U.S. cities over the next two years.

     The signed distribution agreements for this device, now cover more than 50% of the world's population.

     Another product in our distribution group is a compressed air drying device that eliminates water condensation, oil residues and solid particles that are contaminants present in compressed air lines, extending the life of pneumatic tools;

     Technology royalties Client and customer agreements are generally for the duration of the technology life, which usually is determined by applicable patent law. When we receive customer reports of sales or payments, whichever occurs first, we record revenue for our portion, and record our obligation to our clients for their portion. For early stage technologies that may not be ready for commercial development without further research, we may receive annual minimum payments and/or milestone payments based on research progress or subsequent sublicense or joint venture proceeds. In certain sublicense or license agreements, we may receive an upfront fee upon execution of the license. Our fees are generally non-refundable, and, except for annual minimums, are usually not creditable against future royalties. In certain cases, the first year or several years' royalties may be waived in consideration for an upfront fee. We may apply the upfront fee or initial fees to reimburse patent prosecution and/or maintenance costs incurred by either party. In these cases, payments are recorded as a reduction of expense, and not as revenue. If the reimbursement belongs solely to our client, we record no revenue or expense. As a result, a new technology may not generate significant revenue in its early years.

     Licensing terms are documented in written agreements with customers. We generally enter into single element agreements with customers, under which we have no additional obligations other than patent prosecution and maintenance.
We may enter into multiple element agreements under which we have continuing service obligations. All revenue from multiple element agreements is deferred until delivery of all verifiable required elements. In milestone billing agreements we recognize non-refundable, upfront fees ratably over the life of the agreement, and milestone payments as the specified milestone is achieved.
We evaluate billing agreements on a case-by-case basis, and record revenue as appropriate. We do not have multiple element or milestone billing agreements at this time, but have had such agreements in the past, and could have in the future.

     In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution. Technologies that produced revenue equal to or exceeding 15% of our total retained royalties revenue, or at least $250,000 in 2009 and 2008 were:

                             2009      2008
                         --------  --------
     Homocysteine assay  $ 18,000  $276,000
     Plant Regeneration  $132,000  $      -
     Plasma display      $ 30,000  $150,000
     Sexual dysfunction  $      -  $320,000

     As a percentage of total retained royalties for the same periods, these technologies represented:

                         2009   2008
                         -----  -----
     Homocysteine assay     7%    28%
     Plant Regeneration    51%     -%
     Plasma display        11%    15%
     Sexual dysfunction     -%    33%

     The homocysteine assay is a diagnostic blood test used to determine homocysteine levels and a corresponding deficiency of folate or vitamin B12. Studies suggest that high levels of homocysteine may be a primary risk factor for cardiovascular, vascular and Alzheimer's diseases, and rheumatoid arthritis. The main patent for this technology expired in July 2007. We expect to receive revenue from this technology for sales made prior to that date. We will not receive revenue for sales made after that date. We are in litigation with Carolina Liquid Chemistries Corporation, and others, to recover funds that we believe are due us for homocysteine assays kits manufactured, sold or offered for sale in infringement of our patent. (For further information, see ITEM 3. LEGAL PROCEEDINGS.) (For further information see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

     The plant regeneration technology has been assigned to the University of Pennsylvania who pays us a royalty on any income earned from exploiting this technology. The technology is currently exclusively licensed to Syngenta Biotechnology, Inc.

     The plasma display technology is subject to annual minimum license fees. For fiscal 2009 we were able to record $30,000 in revenue based upon our receipt of the minimum license fee. This patent expired in August 2009 and we will receive no more royalties on this technology.

     On September 11, 2007, we presented Palatin with a Notice of Termination of the PT-14 technology license agreement, related to our sexual dysfunction technology, stating that Palatin committed a material breach of the agreement originally signed between the two companies on March 31, 1998. On January 22, 2008, we announced an agreement with Palatin terminating the March 31, 1998 agreement. As part of the January agreement, Palatin agreed to pay CTT $800,000. These funds were received in January 2008. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client. (For further information, see ITEM 3. LEGAL PROCEEDINGS.) CTT retains all rights to the technology commonly known as PT-14, and is planning to develop this technology. We received no revenue from this technology during fiscal 2009.

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

RETAINED ROYALTIES FROM FOREIGN SOURCES

     Retained royalties received from foreign licensees totaled approximately $43,000 and $237,000, in 2009 and 2008, respectively. Of the foreign sourced royalties received, $32,000 and $176,000, in 2009 and, 2008, respectively, were from Japanese licenses.

INVESTMENTS

     From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

EMPLOYEES

     As of October 13, 2009, we employed the full-time equivalent of 9 people. We also had independent consultants under contract to provide business development services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology needs.

CORPORATE GOVERNANCE

     CTT's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.competitivetech.net/investors/governance.html.

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

CERTAIN OF OUR LICENSED PATENTS HAVE RECENTLY EXPIRED OR WILL EXPIRE IN THE NEAR FUTURE AND WE MAY NOT BE ABLE TO REPLACE THEIR ROYALTY REVENUE.

     In 2009, we earned retained royalties from licenses for 12 patented technologies. The patents for six of those patented technologies have or will expire between 2009 and 2011. Those patented technologies represented approximately 32% of our retained royalties in 2009. Retained royalties of approximately $50,000, or 19%, $15,000, or 6%, and $18,000, or 7%, were from patents expiring in fiscal, 2009, 2010 and 2011, respectively. The loss of this revenue will materially and adversely affect our operating results if we are unable to replace it with revenue from other licenses or sources. Since it often takes two or more years for a technology to produce significant revenue, we continuously seek new sources of future revenue.


SALES OF OUR COMMON STOCK TO FUSION CAPITAL FUND II, LLC ("FUSION CAPITAL") WILL CAUSE DILUTION TO CURRENT SHAREHOLDERS AND FUSION'S RESALE OF THOSE SHARES OF COMMON STOCK COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     In August 2009, we entered into an agreement with Fusion Capital Fund II, LLC (the "2009 Agreement") to sell up to $8 million of our common stock to Fusion Capital over a twenty-five (25) month period, subject to certain limitations and extensions. This was a new agreement, separate from the July 2008 agreement (the "2008 Agreement") with the same company that was terminated in August 2009. The purchase price for the common stock to be issued to Fusion Capital pursuant to the 2009 Agreement fluctuates based on the price of our common stock. The purchase price per share, not to be below $1 per share, is equal to the lesser of: (1) the lowest sale price of our common stock on the purchase date or (2) the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital. Pursuant to a registration statement filed with the SEC, all shares sold to Fusion Capital are freely tradable.

     Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that Fusion Capital will resell any shares that they purchase over a period of up to twenty-five (25) months from the date of the 2009 Agreement. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price at which we might otherwise wish to effect sales.

     There were 1,962,823 shares of our common stock registered for sale to Fusion Capital, including 86,933 commitment shares that were issued on October 2, 2009 and additional commitment shares issuable under the agreement. The 1,962,823 registered shares equaled 19.9% of our outstanding shares of common stock at July 31, 2009. In addition to the 86,933 shares which were issued to Fusion Capital as an initial commitment fee on October 2, 2009 we may issue an additional 86,933 commitment shares to Fusion Capital as we sell shares to Fusion Capital.

     Since July 31, 2009 through October 27, 2009, we sold 210,197 shares, and issued 4,890 Commitment Shares of our common stock to Fusion Capital for approximately $450,000, and amortized approximately $34,089 of deferred charges against capital in excess of par value.

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

IN FOUR OF THE LAST FIVE FISCAL YEARS, WE INCURRED SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS, AND OUR ABILITY TO FINANCE FUTURE LOSSES IS LIMITED, AND MAY SIGNIFICANTLY AFFECT EXISTING STOCKHOLDERS.

     The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2009:


                                2009          2008          2007          2006         2005
                         ------------  ------------  ------------  ------------  ----------
Net income (loss)        $(3,479,824)  $(5,966,454)  $(8,893,946)  $(2,377,224)  $5,701,787
Net cash flows from:
 Operating activities     (3,451,630)   (4,994,411)   (5,437,443)   (3,527,318)   5,006,936
 Investing activities         (1,490)      792,539      (978,217)     (141,644)     803,220
 Financing activities      1,968,096      (133,109)       78,425     2,298,726    4,159,711
Net increase (decrease)
 in cash and cash
 equivalents             $(1,485,024)  $(4,334,981)  $(6,337,235)  $(1,370,236)  $9,969,867

     The Company incurred an operating loss for fiscal 2009, as well as operating losses in fiscal 2008, 2007 and 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond second quarter fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital per our 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005 we were profitable because of unusually large, upfront license fees related to our homocysteine technology that did not recur in 2009, 2008, 2007 or 2006. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement with Fusion ("Fusion 2008") for up to $5.0 million of cash through sales of our common stock, at our option. We terminated the Fusion 2008 agreement in August 2009, and entered into a new agreement with Fusion ("Fusion 2009") for the sale of up to $8 million of common stock in August 2009.

     Future revenue, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors beyond our control. These include technological changes, economic cycles, and our licensees' ability to successfully commercialize our technologies. Consequently, we may not be able to generate sufficient revenue to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion 2009 agreement, and revenue from successfully executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements.

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

FROM TIME-TO-TIME WE ARE INVOLVED IN LAWSUITS THAT HISTORICALLY HAVE INVOLVED SIGNIFICANT LEGAL EXPENSES. IF THE COURTS OR REGULATORY AGENCIES IN THESE SUITS OR ACTIONS DECIDE AGAINST US, THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. LEGAL FEES AND OTHER COSTS WE INCURRED IN 2009 RELATING TO THE CURRENT CASES WERE SIGNIFICANT, AND THE AMOUNT OF COSTS WE INCUR IN THE FUTURE MAY BE SIGNIFICANT.

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

THE PRICE OF OUR COMMON STOCK MAY FALL BELOW $1.00 AND WE MAY BE UNABLE TO SELL SHARES TO FUSION OR OBTAIN ALTERNATE EQUITY FINANCING.

     In early 2009, the global equity markets collapsed and our common stock traded at around $1.00. Per our Fusion 2009 equity financing agreement, Fusion is not required to purchase common stock from us when our stock trades below $1.00. There is no guarantee that we would be able to obtain alternate financing.

OUR COMMON STOCK COULD BE DELISTED FROM THE NYSE AMEX MAKING IT DIFFICULT TO TRADE SHARES OF OUR COMMON STOCK.

     On December 2, 2008, we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.

     On December 18, 2008, the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     The Company will continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company is allowed to appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Exchange Company Guide. The company fully expects to be in compliance with continued listing standards by June 2, 2010, but cannot provide any assurance that it will be.
Per the 2009 Agreement with Fusion Capital, should we be delisted from the exchange and unable to obtain listing with another exchange, we will be unable to sell shares to Fusion Capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None.

ITEM 2. PROPERTIES
------------------

Our executive offices are approximately 11,000 square feet of leased space in a building in Fairfield, Connecticut. The seven-year lease commenced August 24, 2006, and expires August 31, 2013. We have an option to terminate the lease after five years, or renew for an additional five years under similar terms and conditions. The average annual base rent is approximately $265,000 over the life of the lease, after incentives, exclusive of taxes, climate control, power and maintenance. Management has sub-leased some excess space and is seeking additional sub-tenants.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI). In September 2008, the patent had been denied by the
examiner, but that denial was overruled by the BPAI.   Further action in this
case is pending as the BPAI result will now be returned to the U.S District Court for the District of Colorado.

     Ben Marcovitch and other co-defendants (Case completed) - On August 8, 2007, we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On October 22, 2007, at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel. On October 30, 2007, in amended complaint, CTT sought injunctive relief and damages against Sheldon Strauss for conspiring with Mr. Marcovitch to unlawfully solicit proxies in violation of Securities Exchange Act of 1934.

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

     On August 15, 2008, CTT filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch, et al, on September 15, 2008. CTT responded to the Memorandum on September 24. The judge denied the Summary Judgment Motion on April 6, 2009. On June 1, 2009, the Judge granted permission to CTT to enter a Motion for Default Judgment against Agrofrut and Sheldon Strauss. On June 4, 2009, the Judge granted permission for CTT to enter a Motion for Default Judgment against Ben Marcovitch and Betty Rios Valencia. These Default motions were filed on June 15, 2009.

     On September 8, 2009, the Judge ruled favorably on CTT's motion for default judgment. The judgment entered against Marcovitch, Rios Valencia, Agrofrut and Strauss, jointly and severally, is for $750,000, as well as reasonable attorneys' fees and costs of $600,788. Additionally, judgments were entered against Marcovitch, Rios Valencia, and Agrofrut, jointly and severally, for $2.25 million, treble damages, and for $600,788, punitive damages. A judgment was also entered against Rios Valencia and Agrofrut, jointly and severally, for punitive damages of $750,000. The judge confirmed that Marcovitch was properly removed as a member of CTT's Board of Directors and issued a permanent injunction prohibiting Marcovitch from holding himself out as a member of CTT's Board. A judgment was entered against Strauss prohibiting Strauss from soliciting proxies in contravention of the SEC rules and regulations. Based on the Court's rulings, CTT will now proceed to collect all funds possible from the parties.

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTT filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTT based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof. In January 2009, the ALJ ruled in favor of CTT on the ARB remand. The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB's decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract. In March 2008, OSHA dismissed the employee's complaint citing the lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

     On September 5, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. On July 1, 2009, the judge ruled in favor of the former employee's motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTT) violated SOX". We anticipate no further action on this matter.

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

     Pursuant to an asset purchase agreement, our former independent public accounting firm, Mahoney Cohen & Company, CPA, P.C. was acquired by the New York practice of Mayer Hoffman McCann P.C ("MHM"), and the shareholders of Mahoney Cohen became shareholders of MHM. Following its acquisition of Mahoney Cohen, MHM changed its name to MHM Mahoney Cohen CPAs, effective December 31, 2008.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

     The name of our executive officer, his age and background information is as follows:

     John B. Nano, 64, has served as our President and Chief Executive Officer and Interim Chief Financial Officer, as well as Chairman of the Board of Directors, since February 2007. From January 2006 to January 2007 he served as President and Chief Executive Officer of Articulated Technologies, LLC., a company involved in creating and commercializing patented light emitting diode technologies for global solid state lighting applications. He is currently a member of their Board of Directors. Mr. Nano served as President and Chief Executive Officer, and a member of the Board of CTT from June 2002 through June 2005. Prior to joining CTT, Mr. Nano served as a Principal reporting to the Chairman of Stonehenge Networks Holdings, N.V., a global virtual private network provider, with positions in operating, strategic planning and finance from 2000 to 2001. From 1998 to 1999, Mr. Nano served as Executive Vice President and Chief Financial Officer of ConAgra Trade Group, a subsidiary of ConAgra, Inc., an international food company. From 1983 to 1998, he served as Executive Vice President, Chief Financial Officer and President of an Internet Startup Division of Sunkyong America, a subsidiary of the Korean conglomerate, Sunkyong Group.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------     ------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

     Market information. Our common stock has been traded on the American Stock Exchange ("AMEX") under the ticker symbol CTT since April 25, 1984. Effective October 1, 2008 the NYSE Euronext completed its acquisition of the AMEX. The new entity is now known as NYSE Amex. CTT's ticker symbol remains the same on the new entity. The following table, sets forth for the periods indicated, the quarterly high and low trading prices for our common stock, as reported by the NYSE Amex.

YEAR ENDED JULY 31, 2009          Year Ended July 31, 2008
--------------------------------  --------------------------------
                High       Low                    High       Low
                ---------  -----                  ---------  -----
First Quarter   $    3.00  $1.02  First Quarter   $    3.05  $2.02
Second Quarter  $    1.55  $0.76  Second Quarter  $    2.45  $1.25
Third Quarter   $    1.80  $0.54  Third Quarter   $    1.93  $1.12
Fourth Quarter  $    2.84  $1.41  Fourth Quarter  $    3.42  $1.60

     Holders. At October 27, 2009, there were approximately 528 holders of record of our common stock.

     Dividends. No cash dividends were declared on our common or preferred stocks during the last two fiscal years.

                                        COMPETITIVE TECHNOLOGIES, INC.

ITEM 6. SELECTED FINANCIAL DATA(1) (4)
-------------------------------
                                                  2009          2008           2007          2006          2005
                                           ------------  ------------  -------------  ------------  -----------
STATEMENT OF OPERATIONS SUMMARY:
Total revenues (2)                         $   348,240   $ 1,193,353   $  4,167,216   $ 5,187,631   $14,174,354
Net income (loss) (2) (3)                  $(3,479,824)  $(5,966,454)  $ (8,893,946)  $(2,377,224)  $ 5,701,787
Net income (loss) per share:
Basic                                      $     (0.40)  $     (0.73)  $      (1.11)  $     (0.31)  $      0.84
Assuming dilution                          $     (0.40)  $     (0.73)  $      (1.11)  $     (0.31)  $      0.78
Weighted average number of common shares
  outstanding:
Basic                                        8,740,419     8,156,343      8,040,455     7,651,635     6,762,553
Assuming dilution                            8,740,419     8,156,343      8,040,455     7,651,635     7,324,701

YEAR-END BALANCE SHEET SUMMARY:                                        At July 31,
                                           --------------------------------------------------------------------
Cash and cash equivalents                  $   752,071   $ 2,237,095   $  6,572,076   $12,909,311   $14,279,547
Total assets                                 1,401,491     3,110,983      9,712,733    18,416,901    19,441,093
Total long-term obligations                     81,418        78,822         62,624             -             -
Total shareholders' interest                   285,168     1,593,436      7,598,816    14,454,200    14,107,881

(1) This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All amounts in these notes are rounded to thousands.
(2) 2008 includes $320,000 for the settlement of our dispute with Palatin regarding their breach of our License Agreement. 2007 includes $806,000 for the sale of video compression patents. 2006 includes upfront license fees totaling $460,000. 2005 includes homocysteine upfront license fees totaling $6,181,000, settlements with JDS Uniphase and Palatin totaling $1,390,000, $930,000 of dividends, and $1,037,000 from LabCorp awards.
(3) 2009 includes $400,000 insurance recovery in settlement of our legal action against Federal Insurance. 2008 includes recovery of $480,000 in legal fees related to the settlement of our dispute with Palatin. 2007 includes $877,000 of non-cash compensation related to stock options, $1,650,000 for the settlement of the case, including legal fees, brought against us by John B. Nano, write-off of $750,000 investment in non-public companies and related investigative fees of $189,000, and $711,000 of costs related to the proxy contest, including $125,000 non-cash compensation in the form of shares of common stock. 2006 includes $398,000 of non-cash compensation expense related to stock options and $371,000 of legal costs relating to Mr. Nano. 2005 includes $170,000 of non-cash compensation expense related to stock options, $782,000 in defense costs relating to an OSHA claim by two former employees, and $228,000 relating to compliance with Section 404 of the Sarbanes-Oxley Act.
(4)  No cash dividends were declared or paid in any year presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2009, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

     Reliance on one revenue source. In fiscal 2007, we had a significant concentration of revenue from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties. We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     We filed a patent infringement complaint against three suspected infringers, but believe progress in this case may be subject to delaying tactics by the defendants, adding to the normal period of time it takes for such cases to work their way through the court system. In response to the action we filed, one defendant has requested that the United States Patent and Trademark Office ("USPTO") re-evaluate the validity of our patent. On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI). In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. Further action in this case is pending as the BPAI result will now be returned to the U.S District Court for the District of Colorado. (For further information, see
ITEM 3. LEGAL PROCEEDINGS.)

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

     The Company incurred an operating loss for fiscal 2009, as well as an operating loss in fiscal 2008. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond second quarter fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

RESULTS OF OPERATIONS - 2009 VS. 2008

SUMMARY OF RESULTS

     We incurred a net loss for 2009 of $3,480,000, or $0.40 per share, compared to a net loss for 2008 of $5,966,000, or $0.73 per share, a decreased loss of $2,486,000, or $.33 per share. The reasons for the decrease in net loss are explained in detail below.


     REVENUES

     Total revenue for 2009 was $348,000, compared to $1,193,000 for 2008, a decrease of $845,000, or 71%.

     Retained royalties for 2009 were $261,000, which was $712,000, or 73% lower than the $973,000 reported in 2008. The following compares revenue from technologies with retained royalties greater than or equal to $130,000 in 2009 or 2008.

                                              Increase     % Increase
                              2009      2008   (Decrease)   (Decrease)
                          --------  --------  -----------  -----------
Homocysteine assay        $ 18,000  $276,000  $ (258,000)         (93)
Sexual dysfunction               -   320,000    (320,000)        (100)
Plant regeneration         132,000         -     132,000            -
Plasma display              30,000   150,000    (120,000)         (80)
All other technologies      81,000   227,000    (146,000)         (64)
                          --------  --------  -----------
TOTAL RETAINED ROYALTIES  $261,000  $973,000  $ (712,000)        (73)%
                          ========  ========  ===========

     The main patent for our homocysteine assay expired in July 2007. Revenue in 2008 was primarily from unreported back royalties. We will not receive significant revenue from this technology in the future.

     During 2008, we announced an agreement with Palatin terminating the License Agreement of March 31, 1998 for our sexual dysfunction technology. As part of the agreement, Palatin agreed to pay CTT $800,000. CTT recorded revenue of $320,000 and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client. We received no revenue from this technology during 2009.

     Plant regeneration technology provided $132,000 royalty income in fiscal 2009. This was primarily unreported back royalties. Going forward we expect this technology to provide revenue of approximately $17,000 per year.

     The patent on our plasma display technology expired in August 2009. We will not receive any more revenue from this technology.

     Investment income includes dividends and interest earned on our invested cash. Investment income for 2009 was $7,000, compared to $159,000 in 2008 a decrease of $152,000, or 96%. The decrease is due to lower average monthly cash balances in the current year compared to the prior year.

     Product sales for 2009 represents sales of one pain therapy medical device and three electronic stress management and memory improvement devices (which we are no longer actively marketing). For 2008 sales are for our thermal therapy unit, which we no longer carry, and our electronic stress management and memory improvement product.

     Sales of our pain therapy medical device will be recorded as net of amounts owed as royalties or revenue sharing with our manufacturing partner.

     Other income for 2009 was primarily the proceeds of $71,000 on the sale of our flip chip patent.

EXPENSES

                                                       Increase      % Increase
                                    2009         2008  (Decrease)    (Decrease)
                              -----------  ----------  ------------  -----------

Cost of product sales         $    1,000   $   54,000  $   (53,000)         (98)
Personnel and other direct
  expenses relating to
  revenues                     2,024,000    3,202,000   (1,178,000)         (37)
General and administrative
  expenses                     2,199,000    3,563,000   (1,364,000)         (38)
Patent enforcement expenses,
  net of reimbursements            2,000       42,000      (40,000)         (95)
Loss on permanent impairment
  of available-for-sale
  securities                           -      228,000     (228,000)        (100)
Loss on sale of available-
  for-sale securities                  -       71,000      (71,000)        (100)
Insurance recovery              (400,000)           -     (400,000)           -
Interest expense                   3,000            -        3,000            -
                              -----------  ----------  ------------
TOTAL EXPENSES                $3,829,000   $7,160,000  $(3,331,000)         (47)
                              ===========  ==========  ============

     Total expenses decreased $3,331,000 or 47% in 2009 compared to 2008.

     Cost of product sales in 2008 represents final liquidation of our thermal therapy inventory. The remaining costs related to our electronic stress management and memory improvement device. All the costs for 2009 relate to our stress management and memory improvement device. We are no longer actively marketing this device.

     Personnel and other direct expenses relating to revenues decreased a net $1,178,000 or 37% in 2009, compared to 2008. Payroll and related benefits decreased by $445,000 as a result of reducing full-time equivalent headcount from 16 to 9. Severance costs decreased $207,000 as seven people were terminated in fiscal 2008 versus three in fiscal 2009. Employer 401(k) expenses were $203,000 less in 2009 because we had initially recorded an accrual for the employer contribution of $150,000 for fiscal 2008. The actual contribution for fiscal 2008 was only $40,000 and we have accrued a contribution of $50,000 for fiscal 2009.The following costs were incurred in fiscal 2008 and did not recur in fiscal 2009: $20,000 to acquire the rights to our solar panel technology; $21,000 to obtain the rights to an ultra-low power pulse-oximeter technology; $106,000 paid to the University of Connecticut for development of an asthma assay; $45,000 for the US launch of MC Square, our memory improvement device; $14,000 of legal costs to evaluate a new technology from Virginia Commonwealth University, and $14,000 of legal expenses to attempt to collect reported but unpaid homocysteine royalties. We incurred $30,000 less in patent prosecution costs in fiscal 2009, as the initial prosecution costs on our pain therapy device were incurred in fiscal 2008. In addition, we reduced consulting costs by $130,000 as management made a concerted effort to lower costs. These were offset by $59,000 increase in costs related to the commercialization of our pain therapy medical device.

     General and administrative expenses decreased a net $1,364,000 or 38% in 2009, compared to 2008. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $859,000, primarily the Marcovitch case; marketing expenses, $62,000, primarily due to the attendance at a major IP conference in 2008 not repeated in 2009 and a smaller presence at the 2009 Biotechnology Industry Conference; investor relations expenses as a result of negotiation of more favorable terms with outside consultants, $83,000 auditing expenses due to an overaccrual of fiscal 2008 audit fees of approximately $35,000. In addition, we had to pay BDO, our former auditor, $15,000 in fiscal 2008 to obtain consents for an S-1. In addition, we saved $88,000 by reducing travel and entertainment expenses, dues and subscriptions expenses, supplies and other miscellaneous office expenses as a result of lower headcount and concerted effort by management to reduce costs, $112,000; lower workers compensation costs due to lower headcount, $7,000; lower product liability costs due to elimination of coverage for our electronic stress relief and memory improvement device, $15,000; and the decision to not repeat the CTT Innovation Conference, $126,000. Other expenses incurred in 2008 and not repeated in 2009 include $87,000 to market MC Square, our stress relief and memory improvement device. In addition, Directors Fees and Expenses decreased $151,000, primarily due to lower equity compensation costs. We are subletting a portion of our excess office space, resulting in a $10,000 savings in fiscal 2009. Our depreciation is $10,000 less in fiscal 2009 as most of our office equipment is fully depreciated but not yet in need of replacement. These savings were offset by a negative bad debt expense of $129,000 in fiscal 2008. In fiscal 2008 we reversed $129,000 of previously recorded bad debt expense due to the receipt of previously disputed homocysteine royalties. We recorded no bad debt expense in fiscal 2009. In addition, our Sarbanes-Oxley compliance costs are $93,000 higher in fiscal 2009. This is because the consultants we hired to perform our fiscal 2008 Sarbanes Oxley testing performed most of the work in the first quarter of fiscal 2009. Most of the work for fiscal 2009 was completed in the fourth quarter of fiscal 2009.

     Patent enforcement expenses, net of reimbursements, decreased a net $40,000 or 95% in 2009, compared to 2008. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation. The reduction of expenses is primarily due to settlement of litigation with Palatin in the second quarter of fiscal 2008, so no expenses for this action were incurred after that time.

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

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendents (For further information, see the Marcovitch and Federal cases, ITEM 3. LEGAL PROCEEDINGS.).

     Interest expense in 2009 was incurred as a result of our landlord allowing us to defer certain rent payments while we are in the process of commercializing our pain therapy device. No interest expense should be incurred after December 31, 2009.

PROVISION FOR INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2009 and in 2008, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below).

     The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2009 and in 2008, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance if we have future taxable income. We have substantial federal and state NOLs and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at July 31, 2009, approximately $4,081,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     We adopted the provisions of FIN 48 on August 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN
48. At the adoption date, and at July 31, 2009, and July 31, 2008, we had no unrecognized tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At July 31, 2009, we had no outstanding debt, and no credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in our efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements throughout fiscal 2010. In fiscal 2010, we will raise cash through sale of stock to Fusion as needed, provided that our stock price does not drop below $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. Our litigation costs, especially for the lawsuit against Ben Marcovitch, and others, should decline greatly from those reflected in our Statement of Operations through July 31, 2009.

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain therapy medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTT received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals have been successfully treated using the technology. CTT's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     In July 2008, we signed a country-exclusive distribution agreement with Excel Life Sciences, Inc. for India. In the first six months fiscal 2009, we signed three additional country-exclusive distribution agreements with GEOMC

Co., Ltd. for Korea, Biogene Pharma Limited for Bangladesh, and Able Global Healthcare Sdn. Bhd. for Malaysia. In February 2009, the Company signed an agreement with Life Episteme srl granting them exclusive distribution rights in 29 countries throughout Europe, Asia, Africa, the Middle East, South America and Oceania. Exclusive distribution rights in two additional countries were granted to Life Episteme in March 2009. Local sales authorization is required in each country.

     In April 2009, the Company, acknowledging the current difficult economic climate, entered into an agreement with Americorp Financial, LLC (AFS), where AFS will provide financing of sales of the pain therapy medical device for 24 - 60 month lease periods to hospitals, clinics and medical practices in the U.S. AFS will provide financing services under the name, Competitive Technologies Financial Services. CTT will receive the full retail sales price of the device upon execution of each lease, while AFS carries the lease.

     Also in April 2009, we signed an agreement with Native Energy & Economic Development, giving them exclusive sales rights for selected U.S. government agencies, including the Department of Veteran's Affairs (VA), the Department of Defense (DOD), and the Indian Health Service (IHS).

     In July 2009, we signed an agreement with Innovative Medical Therapies, Inc. ("IMT") granting them exclusive distribution rights to CTT's pain therapy medical device in the United States and related territories excluding selected Federal agencies. The contract provides for minimum monthly cash payments to CTT totaling over $1 million for the first eight months. These minimum monthly payments increase each year throughout the term of the agreement with, for example, the fourth year minimum payments reaching $9 million and eighth year minimum payments of $21 million dollars. IMT will receive shipments of CTT's pain therapy medical device in return for these payments

     In October 2009, we signed an agreement with Athens, Greece-based Fintrade Medical granting them the exclusive rights to market and sell CTT's pain therapy medical device in Greece and Cyprus.

     Also in October 2009, we signed an agreement with Calmar Pain Relief, LLC, a Delaware limited liability company ("Calmar"), with its headquarters in North Providence, Rhode Island. Calmar was established to provide medical equipment, office leasing, and other business services to medical doctors looking to offer CTT's non-invasive pain therapy to patients in a clinical setting. Calmar will furnish CTT's MC-5A pain therapy medical device to medical doctors who will open pain therapy treatment centers in selected U.S. cities over the next two years.

     The signed distribution agreements for this device, now cover more than 50% of the world's population.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At July 31, 2009, cash and cash equivalents were $752,000 compared to $2,237,000 at July 31, 2008. The fiscal 2009 loss of $3,480,000 contained non-cash charges of $293,000 and reduction in assets and liabilities of $305,000, resulting in cash used in operations of $3,492,000. Cash flow provided by investing activities includes proceeds of $2,008,000 primarily from the sale of common stock to Fusion. These activities reduced cash by $1,485,000. As of October 16, 2009, our cash and cash equivalents balance is approximately $469,000 million.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

     At July 31, 2009, we had aggregate federal net operating loss carryforwards of approximately $26,238,000, which expire at various times through 2029, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $19,100,000 that expire through fiscal year 2013.

     A significant portion of the NOLs remaining at July 31, 2009, approximately $4,081,000, was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.


FUNDING AND CAPITAL REQUIREMENTS

EQUITY FINANCING

     On August 6, 2009, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $8 million of our common stock to Fusion Capital over a 25-month period (the "2009 Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the 2009 Agreement, we issued 86,933 registered shares of our common stock to Fusion Capital on October 2, 2009, for its initial commitment (the "Initial Commitment Shares"), and agreed to issue 86,933 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sell the $8 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the 2009 Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,962,823 shares of common stock potentially to be issued under the Agreement. On October 1, 2009, the SEC declared our registration statement effective.

     Subject to our right at any time to suspend sales of our common stock or to terminate the 2009 Agreement, Fusion Capital is obligated to purchase up to $75,000 of our common stock each two business days (the "Base Purchase Amount"). No sales will be made below a $1.00 per share floor price. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     Fusion Capital may not purchase shares of our common stock under the 2009 Agreement if Fusion Capital would beneficially own in excess of 19.99% of our common stock outstanding at the time of purchase. Fusion Capital has agreed not to sell the Commitment Shares for 25 months or until termination of the 2009 Agreement.

     We incurred total cash costs of $84,172 relating to the completion of the Agreement, including professional fees, listing fees and due diligence costs, of which 40,000 had been incurred and accrued as of July 31, 2009, and $44,172 was incurred subsequent to July 31, 2009. We also incurred noncash costs for the estimated fair value of the Initial Commitment Shares of $212,117 on October 2, 2009. We will capitalize all of the cash and noncash costs as deferred financing costs, and will charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of shares issued compared to the total number of shares available for sale in the 2009 Agreement.

     CAPITAL REQUIREMENTS

     The Company incurred operating losses for fiscal 2009 and 2008. In fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenue for sales made after that date. Homocysteine revenue in 2008 reflects unreported back royalties.

     We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     For fiscal 2010, we expect our capital expenditures to be less than $25,000.

     GENERAL

     Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing. To achieve and sustain profitability, we must increase the number of distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses. Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the 2009 Fusion Capital Agreement, and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements throughout fiscal 2010.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     At July 31, 2009, our contractual obligations were:

CONTRACTUAL                   WITHIN 1                           MORE THAN
OBLIGATIONS       TOTAL       YEAR       1-3 YEARS   3-5 YEARS   5 YEARS
----------------  ----------  ---------  ----------  ----------  ----------
Operating lease
obligations,
principally rent  $1,219,000  $ 303,000  $  589,000  $  327,000  $        -
Nano employment
agreement            175,000    175,000           -           -           -
                  ----------  ---------  ----------  ----------  ----------
                  $1,394,000  $ 478,000  $  589,000  $  327,000  $        -
                  ==========  =========  ==========  ==========  ==========

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

     As of July 31, 2009, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $205,183, respectively, in consideration of grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $2,135 of these obligations in 2009.

     We engage independent consultants who provide us with business development, consulting and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. We have neither accrued nor paid significant incentive compensation under such contracts in fiscal 2009 or 2008. For the year ended July 31, 2009, we neither accrued nor paid incentive compensation under such contracts. For the year ended July 31, 2008, we paid $1,500 under such contracts.

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

     Share-based compensation. We account for share-based compensation on a fair value basis. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. Determining the fair value of share-based awards at the grant date requires judgment, including, estimating the expected life of the stock option, volatility, and the amount of share-based awards that can be expected to be forfeited. Our estimates were based on our historical experience with stock option awards.

     Deferred equity financing costs. We have incurred cash costs relating to the completion of the July 2008 Agreement we entered into with Fusion Capital, including professional fees, listing fees and due diligence costs. We capitalized all of the cash costs, aggregating $138,779, as deferred financing costs and charged them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the Agreement. At July 31, 2009, we charged the remaining balance of these costs against capital in excess of par value since we terminated the agreement on August 5, 2009. In August 2009, we entered into a new agreement with Fusion Capital for the sale of up to $8 million of our common stock. As of July 31, 2009 we had incurred cash costs relating to the completion of this transaction totaling $40,000. These costs are reflected as deferred financing costs, net and accrued expenses on our balance sheet.

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

     We incurred charges of $54,000, and $70,500 in 2009 and 2008, respectively, for consulting services provided by a relative of our President and CEO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable for smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT

Description                                                   Page
------------------------------------------------------------  -----

Reports of Independent Registered Public Accounting Firms     29-30

Consolidated Balance Sheets                                      31

Consolidated Statements of Operations                            32

Consolidated Statements of Changes in Shareholders' Interest     33

Consolidated Statements of Cash Flows                            34

Notes to Consolidated Financial Statements                    35-55

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Competitive Technologies, Inc.
Fairfield,  CT

We have audited the accompanying consolidated balance sheet of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2009 and the related consolidated statements of operations, changes in shareholders' interest and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at July 31, 2009, the Company has incurred operating losses since fiscal year 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/   MHM  Mahoney  Cohen  CPAs
     (The  New  York  Practice  of  Mayer  Hoffman  McCann  P.C.)

New  York,  New  York
October  27,  2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Competitive Technologies, Inc.
Fairfield,  CT

We have audited the accompanying consolidated balance sheet of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2008, and the related consolidated statements of operations, changes in shareholders' interest and cash flows for the year the ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2008, and the results of their operations and their cash flows for the year ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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



/s/     25  MAD  LIQUIDATION,  CPA,  P.C.
(formerly  known  as  Mahoney  Cohen  &  Company,  CPA,  P.C.)

New  York,  New  York
October  28,  2008

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                               JULY 31, 2009    July 31, 2008
                                               ---------------  ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                    $      752,071   $    2,237,095
    Receivables, net of allowance of $101,154
    at July 31, 2009 and 2008                         199,619          120,077
  Prepaid expenses and other current assets           206,789          317,756
                                               ---------------  ---------------
    Total current assets                            1,158,479        2,674,928

Property and equipment, net                           203,012          262,863
Other long term assets                                      -           40,083
Deferred financing costs, net                          40,000          133,109
                                               ---------------  ---------------
      TOTAL ASSETS                             $    1,401,491   $    3,110,983
                                               ===============  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                             $      352,543   $      679,644
  Accrued expenses and other liabilities              682,362          759,081
                                               ---------------  ---------------
    Total current liabilities                       1,034,905        1,438,725
Deferred rent                                          81,418           78,822
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920
    shares authorized, 2,427 shares issued
    and outstanding                                    60,675           60,675
  Common stock, $.01 par value, 20,000,000
    shares authorized, 9,819,027 and
    8,179,872 shares issued respectively               98,190           81,798
  Capital in excess of par value                   37,887,925       35,732,761
  Accumulated deficit                             (37,761,622)     (34,281,798)
                                               ---------------  ---------------

    Total shareholders' interest                      285,168        1,593,436
                                               ---------------  ---------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' INTEREST                   $    1,401,491   $    3,110,983
                                               ===============  ===============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                 Year ended July 31,
                                                  2009          2008
                                              ------------  ------------
REVENUES
Retained royalties                            $   261,410   $   973,181
Product Sales                                       8,493        61,463
Investment income                                   7,346       158,709
Other income                                       70,991             -
                                              ------------  ------------
                                                  348,240     1,193,353

EXPENSES
Cost of product sales                                 668        54,419
Personnel and other direct expenses
  relating to revenues                          2,024,210     3,201,833
General and administrative expenses             2,198,608     3,562,919
Patent enforcement expenses, net of
  reimbursements                                    1,852        42,231
Impairment of available-for-sale securities             -       227,596
Loss on sale of available-for-sale
  securities, net of gains                              -        70,809
Insurance recovery                               (400,000)            -
Interest expense                                    2,726             -
                                              ------------  ------------
                                                3,828,064     7,159,807
                                              ------------  ------------
Income (loss) before income taxes              (3,479,824)   (5,966,454)
Provision (benefit) for income taxes                    -             -
                                              ------------  ------------
NET INCOME (LOSS)                             $(3,479,824)  $(5,966,454)
                                              ============  ============
Net income (loss) per common share:
  Basic earnings (loss) per share             $     (0.40)  $     (0.73)

  Diluted earnings (loss) per share           $     (0.40)  $     (0.73)

Weighted average number of common
  shares outstanding:

  Basic                                         8,740,419     8,156,343

  Diluted                                       8,740,419     8,156,343


                             See accompanying note

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Interest

                                                                                                      ACCUM.
                                PREFERRED STOCK  COMMON STOCK                                         OTHER
                                ---------------  ------------------                                   COMPRE-     TOTAL
                                SHARES           SHARES              CAPITAL IN    -                  HENSIVE     SHARE-
                                OUTST-           OUTST-              EXCESS OF     ACCUMULATED        INCOME/     HOLDERS'
                                ANDING  AMOUNT   ANDING     AMOUNT   PAR VALUE     DEFICIT            (LOSS)      INTEREST
                                ------  -------  ---------  -------  ------------  -----------------  ----------  ------------
Balance - July 31, 2007          2,427  $60,675  8,107,380  $81,073  $35,263,453   $    (28,315,344)  $ 508,959   $ 7,598,816
Comprehensive loss:
  Net loss                                                                               (5,966,454)               (5,966,454)
  Reclassification adjustment
    for realized loss on
    available- for-sale
    securities                                                                                         (569,882)     (569,882)
  Foreign currency translation
    adjustments on securities                                                                            60,923        60,923
                                                                                                                  ------------
  Comprehensive loss                                                                                               (6,475,413)
  Compensation expense from
    stock option grants                                                  321,825                                      321,825
  Stock issued to 401(k) plan                       62,492      625      132,483                                      133,108
  Stock issued to Directors                         10,000      100       15,000                                       15,100
                                ------  -------  ---------  -------  ------------  -----------------  ----------  ------------
Balance - July 31, 2008          2,427  $60,675  8,179,872  $81,798  $35,732,761       $(34,281,798)  $       -   $ 1,593,436
  NET LOSS                                                                               (3,479,824)               (3,479,824)
  COMPENSATION EXPENSE FROM
    STOCK OPTION GRANTS                                                  244,118                                      244,118
  EXERCISE OF COMMON
    STOCK OPTIONS                                   20,000      200       24,907                                       25,107
  ISSUANCE TO FUSION INITIAL
    COMMITMENT SHARES                               63,280      634      122,763                                      123,397
  SALE OF SHARES TO FUSION                       1,516,783   15,167    1,973,492                                    1,988,659
  AMORTIZATION OF DEFERRED
    FINANCING COSTS RELATED
    TO FUSION SHARES                                                    (262,176)                                    (262,176)
  STOCK ISSUED TO 401(K) PLAN                       26,592      266       39,622                                       39,888
  STOCK ISSUED TO DIRECTORS                         12,500      125       12,438                                       12,563
                                ------  -------  ---------  -------  ------------  -----------------  ----------  ------------

BALANCE - JULY 31, 2009          2,427  $60,675  9,819,027  $98,190  $37,887,925       $(37,761,622)  $       -   $   285,168
                                ======  =======  =========  =======  ============  =================  ==========  ============

                             See accompanying note

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                     Year ended July 31,
                                                 --------------------------
                                                     2009          2008
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $(3,479,824)  $(5,966,454)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Security deposit used as rent payment               39,833             -
  Depreciation and amortization                       61,341        72,034
  Deferred rent                                        2,596        16,198
  Share-based compensation - stock options           244,118       321,825
  Accrued stock contribution                         (55,043)      170,644
  Loss on available-for-sale securities                    -        70,809
  Loss on permanent impairment of
    available-for-sale securities                          -       227,596
  Changes in assets and liabilities:
    Receivables                                      (79,542)      619,720
    Inventory                                              -        44,781
    Prepaid expenses and other long-term
      assets                                         111,217        63,440
    Accounts payable, accrued expenses and
      other liabilities                             (336,326)     (635,004)
                                                 ------------  ------------
Net cash used in operating activities             (3,491,630)   (4,994,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (1,490)      (30,334)
  Proceeds from sale of available-for-sale
    securities                                             -       822,873
                                                 ------------  ------------
Net cash provided by (used in) investing
  activities                                          (1,490)      792,539

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options            25,107             -
  Proceeds from sale of stock                      1,988,659             -
  Deferred finance charges                            (5,670)     (133,109)
                                                 ------------  ------------
Net cash provided by (used in) financing
  activities                                       2,008,096      (133,109)

Net (decrease) in cash and cash equivalents       (1,485,024)   (4,334,981)
Cash and cash equivalents at beginning of year     2,237,095     6,572,076
                                                 ------------  ------------
Cash and cash equivalents at end of year         $   752,071   $ 2,237,095
                                                 ============  ============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION

     Competitive Technologies, Inc. ("CTT") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S. and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from successful licensing of clients' technologies.

     The consolidated financial statements include the accounts of CTT, CTT Trading, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     The Company has incurred operating losses since fiscal 2006. During fiscal 2007, we had a significant concentration of revenues from our homocysteine assay technology. The main patent for this technology expired in July 2007 and we will not receive revenues for sales made after that date. Revenue in 2008 for the homocysteine technology reflects previously unreported back royalties. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond second quarter fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital per our 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in such efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. In addition, should the company be delisted by the NYSE Amex ("the exchange") and be unable to obtain listing with another exchange, the company may not be able to sell shares to Fusion Capital.(See Note 6) Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At July 31, 2009, we had no outstanding debt, and no credit facility.

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005, we were profitable because of unusually large, upfront license fees related to our homocysteine technology that did not recur in 2009, 2008, 2007 or 2006. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain therapy medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTT received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals and medical centers have been successfully treated using the technology. CTT's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     In July 2008, we signed a country-exclusive distribution agreement with Excel Life Sciences, Inc. for India. In the first six months fiscal 2009, we signed three additional country-exclusive distribution agreements with GEOMC Co., Ltd. for Korea, Biogene Pharma Limited for Bangladesh, and Able Global Healthcare Sdn. Bhd. for Malaysia. In February 2009, the Company signed an agreement with Life Episteme srl granting them exclusive distribution rights in 29 countries throughout Europe, Asia, Africa, the Middle East, South America and Oceania. Exclusive distribution rights in two additional countries were granted to Life Episteme in March 2009. Local sales authorization is required in each country.

     In April 2009, the Company, acknowledging the current difficult economic climate, entered into an agreement with Americorp Financial, LLC (AFS), where AFS will provide financing of sales of the pain therapy medical device for 24 - 60 month lease periods to hospitals, clinics and medical practices in the U.S. AFS will provide financing services under the name, Competitive Technologies Financial Services. CTT will receive the full retail sales price of the device upon execution of each lease, while AFS carries the lease.

     Also in April 2009, we signed an agreement with Native Energy & Economic Development, giving them exclusive sales rights for selected U.S. government agencies, including the Department of Veteran's Affairs (VA), the Department of Defense (DOD), and the Indian Health Service (IHS).

     In July 2009, we signed an agreement with Innovative Medical Therapies, Inc. ("IMT") granting them exclusive distribution rights to CTT's pain therapy medical device in the United States and related territories excluding selected Federal agencies. The contract provides for minimum monthly cash payments to CTT totaling over $1 million for the first eight months. These minimum monthly payments increase each year throughout the term of the agreement with, for example, the fourth year minimum payments reaching $9 million and eighth year minimum payments of $21 million dollars. IMT will receive shipments of CTT's pain therapy medical device in return for these payments

     In October 2009, we signed an agreement with Athens, Greece-based Fintrade Medical granting them the exclusive rights to market and sell CTT's pain therapy medical device in Greece and Cyprus.

     Also in October 2009, we signed an agreement with Calmar Pain Relief, LLC, a Delaware limited liability company ("Calmar"), with its headquarters in North Providence, Rhode Island. Calmar was established to provide medical equipment, office leasing, and other business services to medical doctors looking to offer CTT's non-invasive pain therapy to patients in a clinical setting. Calmar will furnish CTT's MC-5A pain therapy medical device to medical doctors who will open pain therapy treatment centers in selected U.S. cities over the next two years.

     The signed distribution agreements for this device, now cover more than 50% of the world's population.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement (the "2008 Agreement") with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. We raised approximately $2.0 million through this agreement and terminated it on August 5, 2009. On August 6, 2009 we entered into a new agreement (the "2009 Agreement") with Fusion Capital to raise up to $8.0 million dollars through sales of our common stock.

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

     Non-refundable, upfront license fee - We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement. Once delivery is complete, and the fee is collected, we have no continuing obligation. In fiscal 2008, we received $50,000 in upfront fees. No upfront fees were received in fiscal 2009.

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

     Retained royalties from foreign licensees were $42,628, and $237,262 for 2009 and 2008, respectively. Retained royalties from Japanese licenses were $32,314, and $176,462, in 2009 and 2008, respectively.

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

     Certain of our other patents have or will soon expire. In 2009, we derived retained royalties from licenses on 12 patented technologies. Royalties from six of those patented technologies have or will expire between 2009 and 2011. Those patented technologies represented approximately 32% of our retained royalties in 2009. Retained royalties of $50,282, or 19%, $15,408, or 6%, and $17,778, or 7%,
were from patents expiring in fiscal 2009, 2010 and 2011, respectively. We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. Cash equivalents are carried at cost.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS ACQUIRED

     We review our long-lived and intangible assets acquired for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment indicators identified.

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

SHARE-BASED COMPENSATION

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In 2009, the Company issued 63,280 registered shares of common stock valued at $123,397 to Fusion Capital II, LLC as initial commitment shares per our equity financing agreement. During fiscal 2009 we amortized $262,176 of deferred financing costs related to this equity financing agreement against Capital in Excess of Par Value. In 2008, prior to the sale of our Clinuvel and Palatin common stock, the Company recorded a non-cash reclassification adjustment for realized losses of $508,959 on these stocks. Non-cash financing activities included $52,451, and $148,208, in 2009 and 2008 respectively, of stock issued pursuant to our 401(k) plan and a directors' stock plan.

FISCAL YEAR

     Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively. Fiscal year 2009 is the year ended July 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement No. 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions ("FSP") 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases," FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company adopted SFAS 157 on August 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective August 1, 2009, will have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP: (1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, (2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, and (3) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead (1) requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, (2) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly, (3) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable, and (4) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March

15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," as discussed below.

     In April 2009 the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP: (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities, (2) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, (3) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (4) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (5) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (6) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 157-4, FSP 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

     FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact adoption of FSP 107-1 and APB 28-1 may have on the consolidated financial statements. The company will adopt SFAS 107-1 effective August 1, 2009, which will require additional disclosure in its quarterly consolidated financial statements.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05 "Measuring Liabilities at Fair Value" ("AUS 2009-05"). AUS 2009-05 provides guidance on how to measure the fair value of liabilities in circumstances where a quoted price in an active market for the identical liability is not available. The guidance provided in this statement is effective for the first reporting period (including interim periods) beginning after issuance, quarter ended January 31, 2010 for the companyThe Company does not believe that the adoption of AUS 2009-05 will have a material effect on the financial statements.

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

     In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of SFAS 141(R) may have on the financial statements. In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"). FSP FAS 141(R)-1 amends and clarifies Statement No. 141(R), "Business Combinations", to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in Statement No. 5, "Accounting for Contingencies," and Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," to determine whether the contingency should be recognized as of the acquisition date or after it. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after August 1, 2009.

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

     In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company's adoption of SFAS 161 will not have a material impact on its financial statements.

     In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008.

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

     In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial statement periods ending after June 15, 2009.

     In June 2009, the FASB issued Statement No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166)." SFAS 166 eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 166 will have on the financial statements.

     In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R) (SFAS 167)." SFAS 167 amends Interpretation of 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the variable interest entity that most significantly impact the entities economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact the adoption of SFAS 167 will have on the financial statements.

     Effective July 1, 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("ASC"), which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the ASC to have a material impact on its consolidated financial statements.

     No other new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

3.     RETAINED ROYALTIES: PRIOR YEAR LICENSES GRANTED AND SETTLEMENTS

     Palatin Technologies, Inc. - During the second quarter of fiscal 2008, we agreed to a settlement with Palatin regarding our arbitration proceeding against them. As part of the agreement Palatin agreed to pay us $800,000. We recorded $320,000 of revenue, and reduced patent enforcement expenses by $480,000 in accordance with the agreement with our client.

4.     INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.

     A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

                                       Year ended July 31,
                                     ----------------------
                                         2009       2008
                                     -----------  ---------
Provision (benefit) at U.S. federal
  statutory rate                         (34.0)%    (34.0)%
State provision (benefit), net of
  U.S. federal tax                         (5.3)      (6.1)
Permanent differences                       0.8         .7
Expiration of capital loss
  carryforwards                             6.8          -
Other items                                 0.4       (0.2)
Deferred tax valuation allowance           31.3       39.6
                                     -----------  ---------
Effective income tax rate                   0.0%       0.0%
                                     ===========  =========

Net deferred tax assets consist of the following:

                                       JULY 31, 2009    July 31, 2008
                                      ---------------  ---------------
Net federal and state operating loss
  carryforwards                       $   10,292,301   $    8,856,492
Net capital loss carryforwards               120,002          358,256
Impairment of investments                    550,506          733,802
Other, net                                   432,835          357,410
                                      ---------------  ---------------
  Deferred tax assets                     11,395,644       10,305,960
Valuation allowance                      (11,395,644)     (10,305,960)
                                      ---------------  ---------------
Net deferred tax assets               $            -   $            -
                                      ===============  ===============

     At July 31, 2009, we had aggregate federal net operating loss carryforwards of approximately $26,238,000, which expire at various times through 2029, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $19,100,000 that expire through fiscal year 2013.

     A significant portion of the NOLs remaining at July 31, 2009, approximately $4,081,000, was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     Changes in the valuation allowance were as follows:

                                                Year ended July 31,
                                            -------------------------
                                                2009          2008
                                            ------------  -----------
Balance, beginning of year                  $10,308,114   $ 8,492,266
Change in temporary differences                (107,871)        7,905
Change in net operating and capital losses    1,195,401     1,807,943
                                            ------------  -----------
Balance, end of year                        $11,395,644   $10,308,114
                                            ============  ===========

     Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

     We adopted the provisions of FIN 48 on August 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN
48. At the adoption date, and at July 31, 2009, we had no unrecognized tax benefits.

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

5.     NET INCOME (LOSS) PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                               Year ended July 31,
                                              ---------------------
                                                 2009       2008
                                              ----------  ---------
Denominator for basic net income (loss) per
  share, weighted average shares outstanding   8,740,419  8,156,343
Dilutive effect of common stock options              N/A        N/A
Denominator for net income (loss) per share,
  assuming dilution                            8,740,419  8,156,343
                                              ==========  =========

     Options to purchase 770,750 and 806,325 shares of our common stock at July 31, 2009, and 2008, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the years ended July 31, 2009, and 2008, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.


6.     EQUITY FINANCING

     On July 22, 2008, we entered into an agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $5.0 million of our common stock to Fusion Capital over a 24-month period (the "2008 Agreement"). We had the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the 2008 Agreement, we issued 63,280 registered shares of our common stock to Fusion Capital for its initial commitment (the "Initial Commitment Shares"), and agreed to issue 42,187 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sold the $5.0 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the 2008 Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,605,467 shares of common stock potentially to be issued under the 2008 Agreement. On September 26, 2008, the SEC declared our registration statement effective.

     Subject to our right to suspend sales of our common stock at any time and to terminate the 2008 Agreement at any time, Fusion Capital was obligated to purchase up to $50,000 of our common stock each three business days (the "Base Purchase Amount"). No sales were to be made below a $1.00 per share floor price. The sale price per share was to be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     Fusion Capital could not purchase shares of our common stock under the 2008 Agreement if Fusion Capital would beneficially own in excess of 19.99% of our common stock outstanding at the time of purchase. Fusion Capital agreed not to sell the Commitment Shares for 24 months or termination of the 2008 Agreement, which occurred on August 5, 2009.

     Through July 31, 2009, we sold 1,500,000 shares, and issued 16,783 Commitment Shares, of our common stock to Fusion Capital. The proceeds were used to fund general working capital needs.

     We have incurred cash costs relating to the completion of the 2008 Agreement, including professional fees, listing fees and due diligence costs. We have capitalized all of the cash costs, aggregating $138,779, as deferred financing costs. We amortize these cash costs along with the Initial Commitment Shares, and charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the proceeds received compared to our estimate of the total proceeds to be received over the life of the 2008 Agreement. On August 5, 2009, we terminated the 2008 Agreement with Fusion Capital. As a result all remaining deferred financing fees at July 31, 2009, were charged against capital in excess of par value.

     On August 6, 2009, we entered into another agreement with Fusion Capital Fund II, LLC ("Fusion Capital") to sell up to $8.0 million of our common stock to Fusion Capital over a 25-month period (the "2009 Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the 2009 Agreement, we issued 86,933 registered shares of our common stock to Fusion Capital on October 2, 2009 for its initial commitment (the "Initial Commitment Shares"), and agree to issue 86,933 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sell the $8.0 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the 2009 Agreement is contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,962,823 shares of common stock potentially to be
issued under the 2009 Agreement.   On October 1, 2009 the SEC declared our
registration statement effective.

     Subject to our right to suspend sales of our common stock at any time and to terminate the 2009 Agreement at any time, Fusion Capital is obligated to purchase up to $75,000 of our common stock each two business days (the "Base Purchase Amount"). No sales will be made below a $1.00 per share floor price. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     On December 2, 2008, we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.

     On December 18, 2008, the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     The Company will continue its listing during the plan period up to June 2, 2010, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If the Company is not in compliance with the continued listing standards at the conclusion of the plan period or does not make progress consistent with the plan during the plan period, the Exchange staff will initiate delisting procedures as appropriate. The Company is allowed to appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Exchange Company Guide. Per the 2009 Agreement with Fusion Capital, should we be delisted from the exchange and unable to obtain listing with another exchange, we will be unable to sell shares to Fusion Capital.

     Fusion Capital may not purchase shares of our common stock under the 2009 Agreement if Fusion Capital would beneficially own in excess of 19.99% of our common stock outstanding at the time of purchase. Fusion Capital has agreed not to sell the Commitment Shares for 25 months or termination of the 2009 Agreement.

     Since July 31, 2009 through October 27, 2009, we sold 210,197 shares, and issued 4,890 Commitment Shares of our common stock to Fusion Capital for approximately $450,000, and amortized approximately $34,089 of deferred charges against capital in excess of par value.

7.     RECEIVABLES

Receivables consist of the following:

                                       JULY 31, 2009   July 31, 2008
                                       --------------  --------------
Royalties, net of reserve of $101,154
  at July 31, 2009 and 2008            $       88,023  $       26,524
Advance to GEO MC Co. Ltd.                    107,989          17,989
Receivables from insurance carrier                  -          63,440
Other                                           3,607          12,124
                                       --------------  --------------
     Total                             $      199,619  $      120,077
                                       ==============  ==============

     GEOMC Co. Ltd., as a commercialization partner, has invested in a production line for the pain management medical device, and is building inventory for sales expected to occur in fiscal 2010. The Company will receive repayment of the advance as these machines are shipped to our distributors.


8.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

                                           JULY 31, 2009    July 31, 2008
                                           ---------------  ---------------
Equipment and furnishings                  $      419,802   $      418,641
Leasehold improvements                            113,838          113,838
                                           ---------------  ---------------
  Property and equipment, gross                   533,640          532,479
Accumulated depreciation and amortization        (330,628)        (269,616)
                                           ---------------  ---------------
  Property and equipment, net              $      203,012   $      262,863
                                           ===============  ===============

Depreciation expense was $61,341 and $71,656, in 2009 and 2008, respectively.

9.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

                           JULY 31,  July 31,
                               2009      2008  Number of shares  Type
                           --------  --------  ----------------  ------------
Melanotan                        --        --           378,000  Common stock
Security Innovation, Inc.        --        --           223,317  Common stock

     An ownership interest in Melanotan Corporation ("Melanotan") was purchased in prior years for a nominal amount. In a separate transaction, we licensed to Melanotan certain rights relating to a sunless tanning technology that we own. Melanotan sublicensed the rights to Clinuvel Pharmaceuticals. Melanotan had no operations of its own, and has been dissolved.

     In prior years, we acquired 3,129,509 shares of NTRU Cryptosystems, Inc. ("NTRU") common stock, and certain preferred stock that later was redeemed, in exchange for cash and a reduction in our future royalty rate on sales of NTRU's products. NTRU was a privately held company that sold encryption software for security purposes, principally in wireless markets. There was no public market for NTRU shares. In 2003, we wrote down the value of NTRU to $0, but we continued to own the shares. On July 22, 2009, all NTRU assets were acquired by Security Innovation, an independent provider of secure software located in Wilmington, MA. We have been advised that the 3,129,509 shares of NTRU have been exchanged for 223,317 shares of stock in the privately-held Security Innovation.

10.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                           JULY 31, 2009   July 31, 2008
                                           --------------  --------------
Prepaid insurance                          $      125,198  $      249,428
Prepaid investor relations service                 20,000          20,000
Prepaid employee benefits                          18,158               -
Other                                              43,433          48,328
                                           --------------  --------------
Prepaid expenses and other current assets  $      206,789  $      317,756
                                           ==============  ==============

11.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                        JULY 31, 2009   July 31, 2008
                                        --------------  --------------
Royalties payable                       $       54,093  $      243,951
Deferred executive payroll                     126,538               -
Accrued 401(k) contribution                     50,000         150,000
Accrued directors stock compensation            30,000          37,500
Accrued audit fee                              100,000         110,000
Accrued legal fees                             197,214           7,765
Other accrued professional fees                  7,500          21,963
Accrued Directors Fees                          59,833           4,667
Accrued purchases                                    -          47,850
Accrued AMEX listing fee                             -          33,109
Unclaimed property liability                    25,431          25,431
Other                                           31,753          76,845
                                        --------------  --------------
Accrued expenses and other liabilities  $      682,362  $      759,081
                                        ==============  ==============

12.     SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

     Preferred Stock - Holders of preferred stock are entitled to receive, if, as, and when declared by the Board of Directors, out of funds legally available therefore, preferential non-cumulative dividends at the rate of $1.25 per share per annum, payable quarterly, before any dividends may be declared or paid upon or other distribution made in respect of any share of common stock. Preferred stock is redeemable, in whole at any time or in part from time to time, on 30 days' notice, at the option of the Company, at a redemption price of $25. In the event of voluntary or involuntary liquidation, the holders of preferred stock are entitled to $25 per share in cash before any distribution of assets can be made to holders of common stock.

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

     The following information relates to the 1997 Option Plan:

                                           JULY 31, 2009  July 31, 2008
                                           -------------  -------------
Common shares reserved for issuance on
  exercise of options                            581,750        646,075
Shares available for future option grants              -              -

     Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2009 and 2008 is 14,000, and 15,250, respectively.

     2000 Director's Stock Option Plan - We also have a Directors' Stock Option Plan (the "Directors' Option Plan"), under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected, and 10,000 common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options may be granted after January 4, 2010.

     The following information relates to the 2000 Directors' Stock Option Plan

                                           JULY 31, 2009  July 31, 2008
                                           -------------  -------------
Common shares reserved for issuance on
   exercise of options                           175,000        145,000
Shares available for future option grants        132,000        182,000

     At the Annual Meeting on February 2, 2007, a new Board of Directors was elected. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007. On January 2, 2008 and 2009 we issued each Director 10,000 options as prescribed by the plan.

     Summary of Common Stock Options - Pursuant to FAS 123R, the total fair value of shares vested in 2009 and 2008 was $244,118 and $321,825, respectively, of non-cash compensation expense. Of this amount, $211,768 and $194,135, respectively, was included in personnel and other direct expenses relating to revenues, from stock options granted to employees in current and prior years, and vesting during 2009 and 2008. Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year. As of July 31, 2009, there was approximately $173,113 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan. This cost is expected to be recognized over a weighted average period of 0.89 years. Included in the $244,118 of expense recognized in 2009 is $32,350 of noncash compensation expense, included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant. In 2008, we recognized additional non-cash expense of $127,690 included in general and administrative expenses.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                Year ended July 31,
                                  2009       2008
                              -----------  ---------
Dividend yield (1)                   0.0%       0.0%
Expected volatility (2)             79.0%      74.2%
Risk-free interest rates (3)         1.7%       4.1%
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

     A summary of the status of all our common stock options as of July 31, 2009 and 2008, and changes during the years then ended is presented below.

                                              2009                  2008
                                       -------------------  --------------------
                                                 WEIGHTED              Weighted
                                                 AVERAGE               Average
                                                 EXERCISE              Exercise
                                       SHARES    PRICE      Shares     Price
                                       --------  ---------  ---------  ---------
Outstanding at beginning of year       806,325   $    2.96   960,825   $    4.19
Granted                                 50,000        1.01   290,000        2.17
Forfeited                              (64,325)       2.55  (444,500)       5.11
Exercised                              (20,000)       1.26         -           -
Expired or terminated                   (1,250)       4.22         -           -
                                       --------  ---------  ---------  ---------
Outstanding at end of year             770,750   $    2.91   806,325   $    2.96
                                       ========  =========  =========  =========
Exercisable at end of year             603,250   $    3.05   471,325   $    3.35
Weighted average fair value per share
  of options issued during the year              $    0.65             $    1.38

     The total intrinsic value of stock options exercised during 2009 was $23,650. Total proceeds from stock option exercises were $25,107 in 2009. Generally, we issue new shares of common stock to satisfy stock option exercises.

The following table summarizes information about all common stock options outstanding at July 31, 2009.

                                                    WEIGHTED                                       WEIGHTED
RANGE OF                     WEIGHTED AVERAGE       AVERAGE                 WEIGHTED AVERAGE       AVERAGE
EXERCISE        NUMBER       REMAINING CONTRACTUAL  EXERCISE   NUMBER       REMAINING CONTRACTUAL  EXERCISE
PRICES          OUTSTANDING  LIFE IN YEARS          PRICE      EXERCISABLE  LIFE IN YEARS          PRICE
1.01 - $2.50        211,750                   8.03  $    1.88      144,250                   8.01  $    1.70
2.51 - $3.50        440,000                   7.56  $    2.53      340,000                   7.56  $    2.53
3.51 - $6.50         88,000                   3.76  $    5.20       88,000                   3.76  $    5.20
6.51 - $11.04        31,000                   0.78  $    8.86       31,000                   0.78  $    8.86

A summary of the status of the Company's non-vested shares as of July 31, 2009 and changes during the year ended July 31, 2009 is presented below:

                                        WEIGHTED AVERAGE GRANT
NON VESTED SHARES            SHARES     DATE FAIR VALUE
---------------------------  ---------  -----------------------
Non vested at July 31, 2008   335,000   $                  1.57
Granted                        50,000                      0.65
Vested                       (182,500)                     1.34
Forfeited and expired         (35,000)                     1.43
                             ---------  -----------------------
Non vested at July 31, 2009   167,500   $                  1.57
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

     We issued 12,500 and 10,000 shares of common stock to eligible directors in 2009 and 2008, respectively, and charged to expense $12,563 and $15,100, in 2009 and 2008 respectively, for the shares issued under this plan. The following information relates to the 1996 Directors' Stock Participation Plan:

                                                   JULY 31, 2009  July 31, 2008
                                                   -------------  -------------
Common shares reserved for future share issuances         36,659         49,159

     There was no significant impact on the calculation of net loss per share for the years ended July 31, 2009 and 2008, as a result of the issuance of shares to our directors.

     During the second quarter of fiscal 2009, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 50,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $1.01 per share that vested immediately. The fair value of the options granted for the second quarter fiscal 2009 was $32,350. This amount was recorded as non-cash compensation expense during the respective period.

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

     During the first quarter of fiscal 2008, the Company granted to its employees options to purchase an aggregate of 190,000 shares of common stock under the 1997 Employees' Stock Option Plan at an exercise price of $2.25 which vest over four years. The fair value of these options was $272,080, which will be recognized as non-cash compensation expense over the vesting period. For fiscal 2009 and 2008, the Company recognized $32,434 and $40,386 respectively, of non-cash compensation expense for the fair value of options granted to employees.

13.     401(K) PLAN

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

     Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. Our Directors ultimately approved a contribution to the plan of $50,000 for fiscal 2008. This contribution was made during the third quarter of fiscal 2009. On April 3, 2009, the Company contributed 33,333 shares of CTT common stock to the 401(k) plan. The plan's forfeiture account funded 6,741 of these shares and the Company funded the remainder of 26,592 shares. These shares were valued at $1.50 per share, which was the closing price on February 25, 2009, the day the Board of Directors approved the contribution. For fiscal 2009, we have accrued $50,000 for our discretionary 401(k) contribution, subject to final approval by our directors.

14.     COMMITMENTS AND CONTINGENCIES

     Operating Leases - We have our offices in Fairfield, Connecticut under a lease that began August 24, 2006, and will end August 31, 2013, with an option to renew for an additional five years.

     At July 31, 2009, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were:

YEAR ENDING JULY 31,              RENTAL PAYMENTS
--------------------------------  ----------------
2010                              $        303,320
2011                                       289,351
2012                                       299,973
2013                                       301,973
2014                                        25,227
                                  ----------------
 Total minimum payments required  $      1,219,844
                                  ================

Total rental expense for all operating leases was:

                         YEAR ENDED   JULY 31,
                         -----------  ---------
                                2009       2008
                         -----------  ---------
Minimum rental payments  $   303,156  $ 301,006
Less: Sublease rentals        13,577      4,075
                         -----------  ---------
Net rent expense         $   289,579  $ 296,931
                         ===========  =========

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

     Contingencies - Revenue based - As of July 31, 2008, CTT and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $205,183, respectively, from grant funding received in 1994 and 1995. CTT also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized $2,135 and $2,805 related to these obligations in 2009 and 2008.

     Contingencies - Litigation

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences
(BPAI). In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. Further action in this case is pending as the

BPAI result will now be returned to the U.S District Court for the District of Colorado.

     Ben Marcovitch and other co-defendants (Case completed) - On August 8, 2007, we announced that former CTT Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTT's five Directors for violating CTT's Code of Conduct. At that time, CTT also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTT by Mr. Marcovitch. As announced on April 10, 2007, CTT had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

     On October 22, 2007, at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTT. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTT payment must be made to CTT's counsel. On October 30, 2007, in amended complaint, CTT sought injunctive relief and damages against Sheldon Strauss for conspiring with Mr. Marcovitch to unlawfully solicit proxies in violation of Securities Exchange Act of 1934.

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

     On August 15, 2008 CTT filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch et al on September 15, 2008. CTT responded to the Memorandum on September 24. The judge denied the Summary Judgment Motion on April 6, 2009. On June 1, 2009, the Judge granted permission to CTT to enter a Motion for Default Judgment against Agrofrut and Sheldon Strauss. On June 4, 2009, the Judge granted permission for CTT to enter a Motion for Default Judgment against Ben Marcovitch and Betty Rios Valencia. These Default motions were filed on June 15, 2009.

     On September 8, 2009, the Judge ruled favorably on CTT's motion for default judgment. The judgment entered against Marcovitch, Rios Valencia, Agrofrut and Strauss, jointly and severally, is for $750,000, as well as reasonable attorneys' fees and costs of $600,788. Additionally, judgments were entered against Marcovitch, Rios Valencia, and Agrofrut, jointly and severally, for $2.25 million, treble damages, and for $600,788, punitive damages. A judgment was also entered against Rios Valencia and Agrofrut, jointly and severally, for punitive damages of $750,000. The judge confirmed that Marcovitch was properly removed as a member of CTT's Board of Directors and issued a permanent injunction prohibiting Marcovitch from holding himself out as a member of CTT's Board. A judgment was entered against Strauss prohibiting Strauss from soliciting proxies in contravention of the SEC rules and regulations. Based on the Court's rulings, CTT will now proceed to collect all funds possible from the parties.

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTT filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTT based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof. In January 2009, the ALJ ruled in favor of CTT on the ARB remand. The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB's decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTT and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract. In March 2008, OSHA dismissed the employee's complaint citing the lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

     On September 5, 2008, CTT filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTT did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTT paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. On July 1, 2009, the judge ruled in favor of the former employee's motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTT) violated SOX". We anticipate no further action on this matter.

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

     Consultants - We engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice. Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant. For the year ended July 31, 2008, we paid $1,500 under such contract. For the year ended July 31, 2009, we neither accrued nor paid incentive compensation under such contracts.

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

15. RELATED PARTY TRANSACTIONS

     Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and other direct expenses relating to revenues.

     We incurred charges of $54,000, and $70,500 in 2009 and 2008, respectively, for consulting services provided by a relative of our President and CEO.

16. SUBSEQUENT EVENTS

     As mentioned in Note 6, on August 6, 2009, the company entered into the 2009 Agreement with Fusion Capital to sell up to $8.0 million of our common stock to Fusion Capital over a 25 month period.

     The company has evaluated subsequent events through October 27, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require a disclosure herein, except as mentioned above relating to the 2009 Agreement with Fusion Capital.

17.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First         Second        Third         Fourth
YEAR ENDED JULY 31, 2009   Quarter       Quarter       Quarter       Quarter
                           ------------  ------------  ------------  -----------
Total revenues (1)         $   103,801   $    28,746   $   167,177   $   48,516
Operating loss (2)            (973,456)     (934,005)     (757,336)    (822,373)
Net loss                      (968,100)     (932,397)     (757,096)    (822,231)
Net loss per share:
  Basic                          (0.12)        (0.11)        (0.09)       (0.09)
  Assuming dilution              (0.12)        (0.11)        (0.09)       (0.09)
Weighted average number
  ofcommon shares
   outstanding
    Basic                    8,212,461     8,440,698     8,810,314    9,500,482
    Assuming dilution        8,212,461     8,440,698     8,810,314    9,500,482
YEAR ENDED JULY 31, 2008
Total revenues (1)         $   210,609   $   530,493   $   238,129   $  224,714
Operating loss (2)          (2,639,658)   (1,350,085)   (1,037,132)  (1,108,880)
Net loss                    (2,559,644)   (1,299,320)   (1,010,795)  (1,096,695)
Net loss per share:
  Basic                          (0.32)        (0.16)        (0.12)       (0.13)
  Assuming dilution              (0.32)        (0.16)        (0.12)       (0.13)
Weighted average number
  of common shares
  outstanding
    Basic                    8,107,380     8,158,760     8,179,872    8,179,872
    Assuming dilution        8,107,380     8,158,760     8,179,872    8,179,872

(1) Total revenue in first quarter included $10,592 gain on sale for available-for-sale securities. This gain was reclassified in the second quarter.
(2) Operating (loss) is defined herein as revenues less expenses, excluding investment income, and income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANT

     Pursuant to an asset purchase agreement, our former independent public accounting firm, Mahoney Cohen & Company, CPA, P.C. was acquired by the New York practice of Mayer Hoffman McCann P.C ("MHM"), and the shareholders of Mahoney Cohen became shareholders of MHM. Following its acquisition of Mahoney Cohen, MHM changed its name to MHM Mahoney Cohen CPAs, effective December 31, 2008.

ITEM  9A(T).  CONTROLS  AND  PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chairman, President, Chief Executive Officer ("CEO"), and Interim Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, President, CEO, and Interim CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the Chairman, President, CEO, and Interim CFO,, concluded that, as of July 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     During the fiscal year ended July 31, 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's  Report  on  Internal  Control  over  Financial  Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including ourChairman, President, CEO, and Interim CFO, we conducted an assessment of the effectiveness of our internal control over financialreporting as of July 31, 2009. Based on this assessment, management concluded that our internal control over financial reporting was effective as of July 31, 2009.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

All persons named below are directors of CTT on the filing date of this document. No director or executive officer is related by family to any other director or executive officer. The following table sets forth information regarding each director according to information furnished to us by each:

                               POSITIONS
                               CURRENTLY HELD       COMMITTEE    DIRECTOR OF
NAME                      AGE  WITH CTT             MEMBERSHIPS  CTT SINCE
------------------------  ---  -------------------  -----------  -------------
Joel M. Evans, M.D.        49  Director             A, N         February 2007

Richard D. Hornidge, Jr.   63  Director             A, C*        February 2007

Rustin Howard.             52  Director             C, N*        October 2007

                               Chairman of the
                               Board of Directors,
                               President and Chief
John B. Nano               64  Executive Officer     --          February 2007

William L. Reali           67  Director             A*, C, N     February 2007

A - Audit Committee
C - Compensation and Stock Option Committee
N - Nominating and Corporate Governance Committee
*  - Committee Chair

JOEL M. EVANS, M.D. Dr. Evans founded The Center for Women's Health in Stamford, Connecticut in June 1996 and since then has been its Director. From November 1996 to present, Dr. Evans has been a lecturer and senior faculty member of The Center for Mind Body Medicine in Washington, D.C. Dr. Evans has been featured in magazines as well as interviewed on television and radio shows across the country. Dr. Evans is an Assistant Clinical Professor at the Albert Einstein College of Medicine in New York City and helped create a clinical study at Columbia University Medical Center for use of the herb, black cohosh, in breast cancer. From November 2005 to present, Dr. Evans has been a member of the Scientific Advisory Board for Metagenics Incorporated, a nutritional supplement manufacturer. Dr. Evans brings key medical experience to the Company.

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

     Mr. Hornidge received a BA from Boston University after serving in the U.S. Navy.

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

     Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that all Section 16(a) filing requirements for our officers and directors were complied with on a timely basis.

CORPORATE GOVERNANCE

     CTT's Corporate Governance Principles, Corporate Code of Conduct (covering all employees and directors), the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are all available on our website at www.competitivetech.net/investors/governance.html.

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

     The Compensation Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Compensation Committee is (1) an independent director in accordance with the applicable rules of the NYSE Amex and any other applicable legal or regulatory requirement, (2) a non-employee director within the meaning of Rule 16-b3(i) under the Securities Exchange Act of 1934, and (3) an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "Internal Revenue Code").

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

     The Nominating Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Nominating Committee is an independent director in accordance with the applicable rules of the NYSE Amex and any other applicable legal or regulatory requirement. The Nominating Committee operates pursuant to its charter, which was adopted by the Board, a copy of which was filed as Appendix B to our 2004 Proxy Statement.

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

MEETINGS AND ATTENDANCE

     During the fiscal year ended July 31, 2009, the board of directors met 6 times. The audit committee held four meetings during the fiscal year ended July 31, 2009. The compensation committee held two meetings during the fiscal year ended July 31, 2009. The nominating and corporate governance committee held three meetings during fiscal year ended July 31, 2009. In 2009, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee. We and the board expect all directors to attend the next Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the named executive officers that served during the fiscal years 2009 and 2008.



NAME AND                                                     OPTION    ALL OTHER
PRINCIPAL POSITION                YEAR  SALARY       BONUS   AWARDS    COMPENSATION    TOTAL
--------------------------------  ----  -----------  ------  --------  --------------  --------
Current Executive Officers:
--------------------------------
John B. Nano (1)
Chairman of the Board
of Directors, President and
Chief Executive Officer,          2009
Interim Chief Financial Officer         $350,000(5)  $    -  $179,333  $    39,889(3)  $569,222
                                  2008
                                           363,702        -   153,749  $    29,534(2)   546,985
Aris D. Despo
Executive Vice President -
Business Development              2009   209,999(6)       -     9,730  $     7,584(4)   227,313
                                  2008     219,650        -     8,975              -    228,625
John P. Rafferty
  Vice President and Controller   2009     115,001        -     4,865  $     4,151(4)   124,017
Girish Nallur
Executive Vice President -
Chief Scientific Officer          2008     145,385        -     8,975              -    154,360

(1) Mr. Nano's salary does not include any additional compensation for serving as Chairman of the Board.
(2)  Payment of auto lease.
(3) Includes $30,461 for payment of auto lease, $1,167 for auto repairs, and discretionary contribution of 5,511 shares of CTT common stock (valued at $8,267) contributed to the Company's 401(k) plan.
(4) Represents discretionary contribution to the Company's 401(k) plan of 5,056 shares of CTT common stock for Mr. Despo and 2,767 shares for Mr. Rafferty.
(5) Beginning in January 2009, Mr. Nano began deferring one half his salary until the company is in a stronger cash flow position. This amount includes deferred wages of $94,231.

(6) Beginning in January 2009, Mr. Despo began deferring a portion of his salary until the company is in a stronger cash flow position. This amount includes deferred wages of $32,308.

GRANTS OF PLAN BASED AWARDS

     The following table shows equity awards granted to named executive officers during fiscal 2009 and 2008. Equity awards identified in the table below are also reported in the Outstanding Equity Awards at 2009 Year End Table.
GRANTS OF PLAN BASED AWARDS

     The following table shows equity awards granted to named executive officers during fiscal 2009 and 2008. Equity awards identified in the table below are also reported in the Outstanding Equity Awards at 2009 Year End Table.


               OPTION AWARDS:
               --------------------------------------------------------------
                            NUMBER OF               CLOSING
                            SECURITIES              MARKET     GRANT DATE
                            UNDERLYING   EXERCISE   PRICE ON   FAIR VALUE OF
                            OPTIONS      PRICE      GRANT      STOCK OPTION
NAME           GRANT DATE   (#)(1)       ($/SHARE)  DATE ($)   GRANTS ($)(2)
-------------  -----------  -----------  ---------  ---------  --------------
Aris D. Despo   9/28/07(3)      30,000        2.25       2.25          42,960
Girish Nallur   9/28/07(3)      30,000        2.25       2.25          42,960

(1)  Granted pursuant to our 1997 Employees Stock Option Plan.
(2) These amounts reflect the fair value as of the option grant date as determined by SFAS 123(R) for accounting purposes. For a description of the assumptions used to determine the grant date fair value, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8.
(3) These stock options vest 25% on the first anniversary of the grant and 25% annually thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                           NUMBER OF
                  NUMBER OF                SECURITIES
                  SECURITIES               UNDERLYING
                  UNDERLYING UNEXERCISED   UNEXERCISED                OPTION
                  OPTIONS                  OPTIONS           OPTION   EXPIRATION
NAME              EXERCISABLE(1)           UNEXERCISABLE(1)  PRICE    DATE
----------------  -----------------------  ----------------  -------  ----------
John B. Nano                      300,000        100,000(2)  $  2.52     2/02/17
Aris D. Despo                       7,500         22,500(3)     2.25     9/28/17
John P. Rafferty                    3,750         11,250(3)     2.25     9/28/17

(1)  Option awards under our 1997 Employees Stock Option Plan.
(2)  Options vest on February 2, 2010.
(3) Vesting schedule: 33% each on September 28, 2009, 2010, and 2011, respectively.

OPTION EXERCISES DURING FISCAL YEAR 2009

     There were no options exercised during fiscal year 2009.

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

     The agreement's Changes in Control benefit granted to Mr. Nano provides for continuation of compensation in effect to be paid for a period of either twice the amount of the severance benefit period, or the remainder of his employment term, whichever is longer; continuation of his employment benefits and reimbursement for post-retirement health care benefits; and full and immediate vesting of any unvested but outstanding Options

     The following table summarizes the value of benefits payable to Mr. Nano pursuant to the arrangements described above. Calculations are based on the termination, resignation or change of control taking place as of July 31, 2009, the last day of our most recent fiscal year.

   SUMMARY OF POTENTIAL PAYMENTS AT JULY 31, 2009 FOR JOHN B. NANO EMPLOYMENT
                                    CONTRACT

                                          BENEFITS     OPTIONS      POST RETIREMENT
                           SEVERANCE ($)  SUMMARY ($)  VESTING ($)  HEALTHCARE ($)    TOTAL ($)
                           -------------  -----------  -----------  ----------------  ----------
Resignation                           -            -            -                  -           -
Termination - cause                   -            -            -                  -           -
Death or disability                   -            -   102,733 (5)           120,000     222,733
Resignation - good reason    350,000 (1)   57,226 (3)  102,733 (5)           120,000     629,959
Termination - w/o cause      350,000 (1)   57,226 (3)  102,733 (5)           120,000     629,959
Change of control            700,000 (2)  114,451 (4)  102,733 (5)           120,000   1,037,184

(1)  Reflects minimum severance benefit of one year's base salary.
(2)  Reflects minimum change in control benefit of two years base salary.
(3) Reflects continued benefits of auto, medical, dental, vision and life insurance plan coverage for the severance benefit period (12 months).

(4) Reflects continued benefits of auto, medical, dental, vision and life insurance plan coverage for the change in control benefit period (24 months).
(5) Reflects accelerated vesting of the unamortized cost of the options, as if the officer continued employment for the remaining term of the agreement.

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

    Submitted by the Compensation and Stock Option Committee of the Board of
                                   Directors
                      Richard D. Hornidge, Jr. (Chairman)
                    Rustin Howard          William L. Reali

     This Compensation Committee Report is not deemed incorporated by reference by any general statement incorporating by reference of this Annual Report into any filing under the Securities Act of 1933, as Amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either such Acts.

DIRECTOR COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2009 to the non-employee Board of Director members:

                          FEES EARNED OR    OPTION      OTHER EQUITY
NAME                      PAID IN CASH(3)   AWARDS (1)  COMPENSATION(2)  TOTAL
------------------------  ----------------  ----------  ---------------  -------
Joel M. Evans, M.D.       $         16,000  $    6,470  $         2,513  $24,983
Richard D. Hornidge, Jr.            15,500       6,470            2,513   24,483
Rustin Howard                       16,000       6,470            2,513   24,983
William L. Reali                    21,500       6,470            2,513   30,483
Former Board Member:
Ralph S. Torello                    13,500       6,470            2,513   22,483

(1) Each director serving on January 2, 2009 received a stock option for 10,000 shares of common stock at $1.005 per share under the 2000 Directors Stock Option Plan. We estimated the fair value of stock awards at $0.647 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 1.72%, volatility of 79.04% and dividend yield of 0. See Item 14 in Notes to Consolidated Financial Statements in Part II, Item 8
(2) Each director serving on January 2, 2009 received 2,500 shares of stock under the 1996 Directors Stock Participation Plan. The fair market value of the stock was $1.005 per share.
(3)  This amount includes unpaid fees of $13,833, $14,833, $14,333, and $16,833 for Dr. Evans, Mr. Hornidge, Mr. Howard, and Mr. Reali respectively.

OUTSTANDING EQUITY AWARDS AT JULY 31, 2009

                          NUMBER OF SECURITIES     OPTION     OPTION
                          UNDERLYING UNEXERCISED   EXERCISE   EXPIRATION
NAME                      OPTIONS (1)              PRICE      DATE
Joel M. Evans, M.D.                        10,000  $    2.58      8/2/17
                                           10,000       1.51      1/2/18
                                           10,000      1.005      1/2/19
Richard D. Hornidge, Jr.                   10,000       2.58      8/2/17
                                           10,000       1.51      1/2/18
                                           10,000      1.005      1/2/19
Rustin Howard                              10,000       2.29     10/5/17
                                           10,000       1.51      1/2/18
                                           10,000      1.005      1/2/19
William L. Reali                           10,000       2.58      8/2/17
                                           10,000       1.51      1/2/18
                                           10,000      1.005      1/2/19
Former Board Member:
Ralph S. Torello                           10,000       2.58      8/2/17

(1) Each stock option was granted pursuant to our 2000 Directors' Stock Option Plan. The shares were vested immediately on issuance.

     Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company. In addition, directors are issued shares of common stock pursuant to our 1996 Directors Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below. In addition, effective in fiscal year 2005, the

Chairman of the Board, if a non-employee, and the Chairman of the Audit Committee are paid annual stipends for the additional responsibilities and time commitments required of them. Mr. Nano, as an employee of the Company, has not been paid any compensation for serving as Chairman of the Board. Mr. Reali has served as Chairman of the Audit Committee since February 2, 2007, and received a $6,000 stipend in 2009.

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

     Pursuant to our 2000 Directors' Stock Option Plan, non-employee directors are granted 10,000 fully vested, non-qualified stock options to purchase our common stock on the date the individual is first elected as a director, whether by the stockholders or by the Board, and is granted 10,000 options on the first business day of January thereafter, provided the individual is still a director. The stock options granted are at an exercise price not less than 100% of the fair market value of the common stock at the grant date and have a term of ten years from date of grant. If an individual's directorship terminates because of death or permanent disability, the stock options may be exercised within one year after termination. If the termination is for any other reason, the stock options may be exercised within 180 days after termination. However, the Board has the discretion to amend previously granted stock options to provide that such stock options may continue to be exercisable for specified additional periods following termination. In no event may a stock option be exercised after the expiration of its ten-year term. Stock options may not be granted under this plan after the first business day of January 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES:

NAMES OF BENEFICIAL OWNERS         AMOUNT
(AND ADDRESS, IF OWNERSHIP IS      BENEFICIALLY
MORE THAN 5%)                      OWNED         (1)  PERCENT (%)
---------------------------------  ------------  ---  -----------
Directors and executive officers
Joel M. Evans, M.D.                      38,800  (2)            *
Richard D. Hornidge, Jr.                111,135  (2)          1.1
Rustin Howard                            56,000  (2)            *
John B. Nano                            322,183  (2)          3.2
William L. Reali                         43,000  (2)            *
All directors and executive
  officers as a group                   571,118               5.6

 *      Less than 1%
(1)     Designated person or group has sole voting and investment power.
(2) Persons listed below have the right to acquire the listed number of shares upon the exercise of stock options:

NAME                                             RIGHT TO ACQUIRE
-----------------------------------------------  ----------------
Joel M. Evans, M.D.                                        30,000
Richard D. Hornidge, Jr.                                   30,000
Rustin Howard                                              30,000
John B. Nano                                              300,000
William L. Reali                                           30,000
                                                 ----------------
All Directors and Executive Officers as a Group           420,000
                                                 ================

EQUITY COMPENSATION PLAN INFORMATION

                                             NUMBER OF
                                             SECURITIES TO   WEIGHTED-        NUMBER OF SECURITIES
                                             BE ISSUED       AVERAGE          REMAINING AVAILABLE
                                             UPON EXERCISE   EXERCISE PRICE   FOR FUTURE ISSUANCE
                                             OF OUTSTANDING  OF OUTSTANDING   (EXCLUDING OPTIONS
PLAN CATEGORY                                OPTIONS         OPTIONS          OUTSTANDING)
-------------------------------------------  --------------  ---------------  ---------------------
Equity Compensation plans approved
  by security holders
Key Employees Stock Option Plan (1)                  14,000  $          7.08                      -
1997 Employees Stock Option Plan (2)                581,750  $          2.72                      -
2000 Directors Stock Option Plan (3)                175,000             3.21                132,000
1996 Directors Stock Participation Plan (4)               -                                  36,659

(1) The Key Employees' Stock Option Plan expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2009 and 2008 is 14,000 and 15,250 respectively.

(2) The 1997 Employees' Stock Option Plan provided for the granting of stock options to purchase our common stock. Stock options granted under the Plan had to be granted at not less than 100% of the fair market value on the date of grant. The Compensation Committee determined the vesting period for the stock options. Stock options expired upon termination of grantee's employment or ten years after date of grant. At the option of the Compensation Committee, grants could continue to be exercisable through up to ten years after the grant date, irrespective of the termination of the optionee's employment with us. No options could be granted pursuant to this plan after September 30, 2007.

(3) The 2000 Directors' Stock Option Plan provides for the granting of stock options to purchase our common stock. Stock options may be granted under this Plan to non-employee directors at not less than 100% of the fair market value on the date of grant. Each non-employee director is eligible to receive a grant of 10,000 fully vested common stock options when first elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. The maximum life of options granted under this plan is ten years from the date of grant. No options may be granted after January 4, 2010, the first business day in January 2010. On August 1, 2007, following a 180-day allowed grace period after the prior Board's termination, 282,000 options that had been granted to, but not exercised by the Directors, became available for future grant under this plan. In August 2007, we made an initial grant of 10,000 shares each to Directors Evans, Hornidge, Reali and Torello. An initial grant of 10,000 shares was made to Director Howard in October 2007.

(4) The 1996 Directors' Stock Participation Plan calls for the issuance of stock to each non-employee who has served at least one year as a director on the first business day in January. They are entitled to receive the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued. If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director. This plan expires on January 3, 2011, the first business day in January 2011.

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

     We incurred a charge of $54,000 and $70,500 in 2009 and 2008, respectively, for consulting services provided by a relative of our President and CEO.

     CTT's Board of Directors is composed of five members (refer to Item 10, Part III). Directors Evans, Hornidge, Howard, and Reali are considered to be independent directors as defined by the NYSE Amex. Director Nano is not considered an independent director, as he is an employee of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

     Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") are the independent registered public accountants for the company. Pursuant to an asset purchase agreement, our former independent public accounting firm, Mahoney Cohen & Company, CPA, P.C. was acquired by the New York practice of Mayer Hoffman McCann P.C ("MHM"), and the shareholders of Mahoney Cohen became shareholders of MHM. Following its acquisition of Mahoney Cohen, MHM changed its name to MHM Mahoney Cohen CPAs ("MHM Mahoney Cohen"), effective December 31, 2008.

     Fees Billed by Principal Accountants - The following table presents fees for professional services rendered by Mahoney Cohen and MHM Mahoney Cohen for the years ended July 31, 2009 and 2008:

                          2009      2009        2009      2008
                        --------  --------  ----------  --------
                                  MHM
                        Mahoney   Mahoney   Full Year   Mahoney
                        Cohen     Cohen     Total       Cohen
Audit fees              $ 90,304  $ 30,000  $  120,304  $142,299
Tax fees                       -     1,483       1,483     4,000
Audit related fees (1)     5,211     2,000       7,211     8,400
                        --------  --------  ----------  --------
TOTAL                   $ 95,515  $ 33,483  $  128,998  $154,699
                        ========  ========  ==========  ========

(1)  Fees for S-1 and S-8 review.

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

     Reports of Independent Registered Public Accounting Firms

     Consolidated Balance Sheets as of July 31, 2009 and 2008

     Consolidated Statements of Operations for the years ended July 31, 2009, and 2008

     Consolidated Statements of Changes in Shareholders' Interest for the years ended July 31, 2009 and 2008

     Consolidated Statements of Cash Flows for the years ended July 31, 2009 and 2008

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


Date: October 27, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                       )  Date
----------------------------  ------------------------    -  ----------------
                                                          )
/s/ Joel M. Evans, M.D.       Director                    )
----------------------------                              )
Joel M. Evans, M.D.                                       )
                                                          )
                                                          )
/s/ Richard D. Hornidge, Jr.  Director                    )
----------------------------                              )
Richard D. Hornidge, Jr.                                  )
                                                          )
                                                          )
/s/ Rustin Howard             Director                    )
----------------------------                              )
Rustin Howard                                             )
                                                          )
                                                          )
                              Chairman, President,        )
/s/ John B. Nano              Chief Executive Officer,    )  October 27, 2009
----------------------------  Interim Chief Financial     )
John B. Nano                  Officer and Director        )
                                                          )
                                                          )
                                                          )
/s/ William L. Reali          Director                    )
----------------------------                              )
William L. Reali                                          )
                                                          )

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

10.20 Distribution Agreement between the registrant and Life Episteme srl, dated February 24, 2009 filed (on February 26, 2009) as Exhibit 10.1 to registrant's Current Report on Form 8-K Dated February 26, 2009, and hereby incorporated by reference.

10.21 Distribution Agreement between the registrant and Innovative Medical Therapies, Inc. dated July 29, 2009 filed (on July 30, 2009) as Exhibit
     10.1 to registrant's Current Report on Form 8-K dated July 30, 2009, and hereby incorporated by reference.

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