Form 10-Q
period 2009-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2009-12-15
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2009
                 ------------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of December 14, 2009 was 10,530,012.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at October 31, 2009
          (unaudited) and July 31, 2009........................................3

     Condensed Consolidated Statements of Operations for the
          three months ended October 31, 2009 (unaudited) and 2008.............4

     Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the three months ended October 31, 2009.(unaudited).....5

     Condensed Consolidated Statement of Cash Flows for the
          three months ended October 31, 2009 (unaudited) and 2008.............6

     Notes to Condensed Consolidated Interim Financial Statements
          (unaudited).....................................................7 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................14 - 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........18

Item 4.  Controls and Procedures...........................................18-19


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................20

Item 1A. Risk factors.........................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other................................................................20

Item 6.  Exhibits.............................................................20

Signatures....................................................................21

Exhibit Index.................................................................22

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                             OCTOBER 31, 2009    July 31, 2009
                                             ------------------  ---------------
                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                  $         544,693   $      752,071
  Receivables, net of allowance of
    $101,154 at October 31, 2009 and
    July 31, 2009                                      302,743          199,619
  Prepaid expenses and other current assets            122,187          206,789
                                             ------------------  ---------------
    Total current assets                               969,623        1,158,479

Property and equipment, net                            211,060          203,012
Deferred financing costs, net                          260,198           40,000
                                             ------------------  ---------------

TOTAL ASSETS                                 $       1,440,881   $    1,401,491
                                             ==================  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                           $         300,117   $      352,543
  Accrued expenses and other liabilities               761,432          682,362
                                             ------------------  ---------------
    Total current liabilities                        1,061,549        1,034,905
Deferred Rent                                           78,780           81,418
Deferred Revenue                                        16,000                -
Shareholders' interest:
  5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427
    shares issued and outstanding                       60,675           60,675
  Common stock, $.01 par value, s
    20,000,000 share authorized, 10,155,646
    and 9,819,027 shares issued and
    outstanding, respectively                          101,556           98,190
  Capital in excess of par value                    38,639,669       37,887,925
  Accumulated deficit                              (38,517,348)     (37,761,622)
                                             ------------------  ===============
    Total shareholders' interest                       284,552          285,168
                                             ------------------  ---------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' INTEREST                     $       1,440,881   $    1,401,491
                                             ==================  ===============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                Three months ended October 31,
                                                     2009                 2008
                                            --------------  -------------------
REVENUE
Product sales                               $     135,096   $                -
Retained royalties                                  9,001               26,620
Investment income                                      30                5,356
Other income                                            -               71,825
                                            --------------  -------------------
                                                  144,127              103,801
                                            --------------  -------------------
EXPENSES
Personnel and other direct expenses
  relating to revenue                             442,393              678,645
General and administrative expenses               456,291              791,171
Patent enforcement expenses, net of
  reimbursements                                        -                2,085
Insurance recovery                                      -             (400,000)
Interest expense                                    1,169                    -
                                            --------------  -------------------
                                                  899,853            1,071,901
                                            --------------  -------------------

(Loss) before income taxes                       (755,726)            (968,100)
Provision (benefit) for income taxes                    -                    -
                                            --------------  -------------------

NET (LOSS)                                  $    (755,726)  $         (968,100)
                                            ==============  ===================

Basic and diluted (loss) per share          $       (0.08)  $            (0.12)
                                            ==============  ===================


Basic and diluted weighted average number
 of common shares outstanding:                  9,885,432            8,212,461

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statement of Changes in Shareholders' Interest
                  For the Three Months Ended October 31, 2009
                                  (Unaudited)




                                     PREFERRED STOCK          COMMON STOCK
                               ---------------------  ---------------------
                                                                                    CAPITAL                          TOTAL
                                    SHARES                 SHARES                 IN EXCESS    ACCUMULATED    SHAREHOLDERS'
                               OUTSTANDING    AMOUNT  OUTSTANDING    AMOUNT    OF PAR VALUE        DEFICIT         INTEREST
                               -----------  --------  -----------  --------  --------------  -------------  ---------------

Balance - July 31, 2009              2,427  $ 60,675    9,819,027  $ 98,190  $  37,887,925   $(37,761,622)  $      285,168
  NET (LOSS)                                                                                     (755,726)        (755,726)

  COMPENSATION EXPENSE
    FROM STOCK OPTION GRANTS                                                        59,082                          59,082
  ISSUANCE OF FUSION INITIAL
    COMMITMENT SHARES                                      86,933       869        211,247                         212,116
  SALE OF SHARES TO FUSION                                249,686     2,497        522,505                         525,002
  AMORTIZATION OF DEFERRED
    FINANCING COSTS                                                                (41,090)                        (41,090)
                               -----------  --------  -----------  --------  --------------  -------------  ---------------

BALANCE - OCTOBER 31, 2009           2,427  $ 60,675   10,155,646  $101,556  $  38,639,669   $(38,517,348)  $      284,552
  (Unaudited)                  ===========  ========  ===========  ========  ==============  =============  ===============


                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                           Three months
                                                      ended October 31,
                                                    2009          2008
                                               ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                   $(755,726)  $  (968,100)
  Non-cash and other expenses (income)
     in net loss:
    Depreciation and amortization                 13,952        16,218
    Deferred rent                                 (2,638)        1,516
    Share-based compensation - stock options      59,082        52,275
    Accrued stock contribution                    12,500        37,500
  Changes in assets and liabilities:
    Receivables                                 (103,124)     (131,597)
    Prepaid expenses and other assets             84,602        70,372
    Receipt of Customer Deposits                 109,000             -
    Accounts payable, accrued expenses and
      other liabilities                          (78,856)     (262,660)
                                               ----------  ------------
Net cash (used in) operating activities         (661,208)   (1,184,476)
                                               ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (22,000)       (1,490)
                                               ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                    525,002       100,001
  Deferred finance charges                       (49,172)       (5,671)
                                               ----------  ------------
Net cash provided by financing activities        475,830        94,330
                                               ----------  ------------

Net (decrease) in cash and cash
  equivalents                                   (207,378)   (1,091,636)
Cash and cash equivalents at beginning
  of period                                      752,071     2,237,095
                                               ----------  ------------

Cash and cash equivalents at end of period     $ 544,693   $ 1,145,459
                                               ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On October 2, 2009 the Company issued 86,933 registered shares of Common Stock valued at $212,116 to Fusion Capital II, LLC ("Fusion Capital") as initial commitment shares per our equity financing agreement, dated August 6, 2009.

     During the first quarter of fiscal 2010, we amortized $41,090 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the three months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2010.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2009, filed on October 27, 2009.

     The Company has incurred operating losses since fiscal 2006. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. In addition, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in these revenue-generating efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. In addition, should the company be delisted by the NYSE Amex ("the exchange") and be unable to obtain listing with another exchange, the company will not be able to sell shares to Fusion Capital (See Note 11). Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital Agreement. At October 31, 2009, we had no outstanding debt, and no credit facility.

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. To return to profitability we earned in 2005 and sustain profitability, we expect to increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue, cash balances and funding from Fusion Capital.

     In fiscal 2008, distribution agreements granted country-exclusive rights to Excel Life Sciences, Inc. for India. In fiscal 2009, additional distribution agreements granted country-exclusive rights to a number of other distributors, both internationally and in the U.S. Each distributor is required to obtain local sales authorization. During the First quarter of 2010, a distribution agreement granted country-exclusive rights to Fintrade Medical for Greece and Cyprus. Also, as agreed in October 2009, Calmar Pain Relief, LLC, is renting two devices for treating patients in its North Providence, RI pain clinic, which opened in November 2009. Additional sales are anticipated from both organizations in subsequent quarters of fiscal 2010.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                                Quarter ended October 31,
                                               --------------------------
                                                        2009         2008
                                               -------------  -----------
     Denominator for basic net income
       (loss) per share, weighted average
       shares outstanding                          9,885,432    8,212,461
     Dilutive effect of common stock options             N/A          N/A
     Denominator for net income (loss)
       per share, assuming dilution                9,885,432    8,212,461
                                               =============  ===========

     Options to purchase 770,750 and 795,750 shares of our common stock at October 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the quarters ended October 31, 2009 and 2008, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Fair Value. In 2006, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which defined fair value, established a market based framework or hierarchy for measuring fair value and expanded disclosures about fair value measurements. We partially adopted this standard in fiscal 2009 and dully adopted it in the first quarter of fiscal 2010. This standard is applicable whenever another accounting standard requires or permits assets and liabilities to be measured at fair value and did not expand or require any new fair value measures. The adoption of this standard did not have a material effect on our financial condition or results of operations.

     Transfers of Financial Assets. In June 2009, the FASB issued a new accounting standard that eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact this standard will have on the financial statements.

     Variable Interest Entities. In June 2009, the FASB issued a new accounting standard that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the variable interest entity that most significantly impact the entities economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact the adoption this standard will have on the financial statements.

4.     RECEIVABLES

     Receivables consist of the following:

                                    OCTOBER 31,   July 31,
                                           2009       2009
                                   ------------  ---------
     Royalties, net of allowance
       of $101,154 at October 31,
       2009 and July 31, 2009      $    204,869  $  88,023
     Advance to GEOMC Co. Ltd.           90,559    107,989
     Other                                7,315      3,607
                                   ------------  ---------
     Total receivables             $    302,743  $ 199,619
                                   ============  =========

     GEOMC Co. Ltd., as a commercialization partner, has invested in a production line for the pain management medical device, and is building inventory for sales expected to occur in the second quarter of fiscal 2010. The company will receive payment of the advance as machines are shipped to our distributors.

5.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at fair value, and classified as current assets, consisted of the following:

                                 OCTOBER 31,   July 31,   Number
                                        2009       2009  of shares  Type
                                ------------  ---------  ---------  ------------
     Security Innovation, Inc.             -          -    223,317  Common Stock
                                ------------  ---------
                                $        -0-  $     -0-
                                ============  =========

     We held shares in NTRU, a privately held company that sold encryption software for security purposes, principally in wireless markets. There was no public market for NTRU shares. On July 22, 2009, all NTRU assets were acquired by Security Innovation, an independent provider of secure software located in Wilmington, MA. We have been advised that the shares of NTRU have been exchanged for 223,317 shares of stock in the privately held Security Innovation.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in our Condensed Consolidated Balance Sheet for Accounts Receivable, Accounts Payable and Accrued Expenses and Other Liabilities approximate fair value due to the immediate to short term maturity of those financial instruments.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                          OCTOBER 31, 2009   July 31, 2009
                                         -----------------  --------------
     Prepaid insurance                   $          78,249  $      125,198
     Prepaid investor relations service             20,000          20,000
     Prepaid employee benefits                           -          18,158
     Other                                          23,938          43,433
                                         -----------------  --------------
     Prepaid expenses and other
       current assets                    $         122,187  $      206,789
                                         =================  ==============

8.     PROPERTY AND EQUIPMENT

          Property and equipment, net, consist of the following:

                                          OCTOBER 31, 2009    July 31, 2009
                                         ------------------  ---------------
     Equipment and furnishings           $         441,802   $      419,802
     Leasehold improvements                        113,838          113,838
                                         ------------------  ---------------
          Property and equipment, gross            555,640          533,640
     Accumulated depreciation and
       amortization                               (344,580)        (330,628)
                                         ------------------  ---------------
          Property and equipment, net    $         211,060   $      203,012
                                         ==================  ===============

     Depreciation expense was $13,952 and $16,218, during the first quarter of fiscal 2010 and 2009, respectively.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                       OCTOBER 31,   July 31,
                                              2009       2009
                                      ------------  ---------

     Royalties payable                $     31,059  $  54,093
     Deferred Executive Payroll            162,269    126,538
     Accrued 401(K) contribution            62,500     50,000
     Accrued Directors' Stock
       Option Compensation                  30,000     30,000
     Other accrued compensation             16,943          -
     Accrued audit fees                    134,664    100,000
     Accrued legal fees                    147,678    197,214
     Other accrued professional fees         9,375      7,500
     Accrued Directors Fees                  4,833     59,833
     Customer Deposit                       85,000          -
     Unclaimed property liability           25,431     25,431
     Deferred Revenue                        8,000          -
     Other                                  43,680     31,753
                                      ------------  ---------
     Accrued expenses and other
       liabilities                    $    761,432  $ 682,362
                                      ============  =========

10.     DEFERRED REVENUE

     During October of 2009, the company entered into an agreement to rent two of our Calmare Therapy Treatment pain therapy devices. The monthly rental amount is $2,400 for both devices and the terms are month to month. The agreement required our customer to make a non-refundable upfront payment of $24,000. We will amortize this upfront payment into income over a period of three years, which is the expected life of the agreement. The current portion of this payment is $8,000; the long-term portion is $16,000. None of this upfront payment was amortized in the first quarter of fiscal 2010.

11.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     During the first quarter of fiscal 2010, the company recognized expense of $59,082 for stock options issued to employees in prior years.

     On July 22, 2008, we entered into an agreement with Fusion Capital to sell up to $5.0 million of our common stock to Fusion Capital over a 24-month period (the "2008 Agreement"). We had the right to determine the timing and the amount of stock sold, if any, to Fusion Capital. On August 5, 2009, we terminated that 2008 Agreement.

     On August 6, 2009, we entered into another agreement with Fusion Capital to sell up to $8.0 million of our common stock to Fusion Capital over a 25-month period (the "2009 Agreement"). We have the right to determine the timing and the amount of stock sold, if any, to Fusion Capital.

     Under the terms of the 2009 Agreement, we issued 86,933 registered shares of our common stock to Fusion Capital on October 2, 2009 for its initial commitment (the "Initial Commitment Shares"), and agreed to issue 86,933 Additional Commitment Shares (the "Additional Commitment Shares") to Fusion Capital on a pro-rata basis as we sell the $8.0 million of stock (collectively, the "Commitment Shares"). Commencement of sales of common stock under the 2009 Agreement was contingent upon certain conditions, principally the Securities and Exchange Commission ("SEC") declaring effective our registration statement filed with the SEC to register 1,962,823 shares of common stock potentially to be
issued under the 2009 Agreement.   On October 1, 2009 the SEC declared our
registration statement effective.

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

     During the first quarter of fiscal 2010, the Company sold 243,981 shares of common stock, and issued 5,705 additional commitment shares to Fusion Capital per the terms of the 2009 Agreement. Total proceeds realized from these sales were approximately $525,000. In addition, we amortized approximately $41,090 of deferred charges against capital in excess of par value. We are amortizing deferred financing costs based upon the ratio of shares issued compared to the total number of shares available for sale in the 2009 Agreement.

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

12.     CONTINGENCIES

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI) upheld the homocysteine patent. In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. Further action in this case is pending as the BPAI result has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado. We filed information refuting the examiner's appeal and await the BPAI appeal decision.

     Ben Marcovitch and other co-defendants (Case completed) - Following the removal for cause from our Board of Directors of former CTT Director Ben Marcovitch, CTT filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch, Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, John Derek Elwin, III, a former CTT employee, and other defendants. The complaint claimed that false and misleading information had been provided to CTT in a conspiracy to fraudulently obtain funds from CTT using the Agrofrut transaction. CTT requested, among other relief, punitive damages and attorneys' fees.

     Following a number of pretrial motions and other delays, on September 8, 2009, the Judge ruled favorably on CTT's motion for default judgment. The judge confirmed that Marcovitch was properly removed as a member of CTT's Board of Directors and issued a permanent injunction prohibiting Marcovitch from holding himself out as a member of CTT's Board. A judgment was entered against Strauss prohibiting Strauss from soliciting proxies in contravention of the SEC rules and regulations. Based on the Court's rulings, CTT will now proceed to collect all funds possible from the parties.

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

13.     SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through December 14, 2009, which is the date financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2009, filed with the Securities and Exchange Commission ("SEC") on October 27, 2009, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements.
We undertake no obligation to update publicly any forward-looking statement.

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

     The Company has incurred operating losses since fiscal 2006. We continue to seek revenue from new technologies or products to replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond fiscal 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in these efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position. In addition, should the company be delisted by the NYSE Amex ("the exchange") and be unable to obtain listing with another exchange, the company will not be able to sell shares to Fusion Capital (See Note 11).

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2009 ("FIRST QUARTER 2010") VS. THREE MONTHS ENDED OCTOBER 31, 2008 ("FIRST QUARTER 2009")

     SUMMARY OF RESULTS

     We incurred a net loss of $756,000 or $0.08 per share for the first quarter 2010, compared to a net loss of $968,000 or $0.12 per share for the first quarter 2009, a 22% decrease in net loss of $212,000, or $0.04 per share. As explained in detail below, the decrease in the net loss reflects a decrease of $172,000 in expenses and an increase in revenue of $40,000.

     REVENUE

     In the first quarter 2010, total revenue was $144,000, compared to $104,000 for the first quarter 2009, a 38% increase or $40,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. In fiscal 2009, we created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the first quarter of fiscal 2010 were for the sale and shipment of 12 Calmare Therapy Treatment pain therapy management devices. There were no sales of this device in the first quarter of fiscal 2009.

     Retained royalties for the first quarter 2010 were $9,000, which was $18,000, or 67% less than the $27,000 of retained royalties reported in the first quarter 2009. The main reason for the decrease was the expiration of the patent on our novel infectious bursal disease virus vaccine during the second quarter of fiscal 2009. We had recorded $15,000 of royalties from this technology in the first quarter of fiscal 2009.

     In the first quarter of fiscal 2009 we recorded $71,000 revenue from a one-time sale of our flip chip patent.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $0 in the first quarter 2010, which was a decrease of $5,000, or 100% from the $5,000 reported for the first quarter 2009. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year quarter.

     EXPENSES

                                         For the three months ended October 31,
                                 -----------------------------------------------
                                                        Increase     % Increase
                                     2009        2008    (Decrease)   (Decrease)
                                 --------  -----------  -----------  -----------

Personnel and other direct
  expenses relating to revenue   $442,000  $  679,000   $ (237,000)         (35)
General and administrative
  expenses                        456,000     791,000     (335,000)         (42)
Patent enforcement expenses net
  of reimbursements                     -       2,000       (2,000)        (100)
Interest expense                    1,000           -        1,000          100
Insurance recovery                      -    (400,000)     400,000          100
                                 --------  -----------  -----------  -----------
  TOTAL EXPENSES                 $899,000  $1,072,000   $ (173,000)         (16)
                                 ========  ===========  ===========  ===========

     Total expenses decreased $173,000 or 16% in the first quarter 2010, compared to the first quarter 2009.

     Personnel and other direct expenses relating to revenue decreased a net $237,000 or 35% in the first quarter 2010, compared to the first quarter 2009. Payroll and related benefits are lower in the first quarter of fiscal 2010 ($73,000) as a result of reducing full-time equivalent headcount from 12 to 9. In addition, we recorded $12,000 in severance during the first quarter of fiscal 2009, while there were no headcount reductions resulting in severance payments in the first quarter of fiscal 2010. During the first quarter of fiscal 2010, costs to commercialize our pain management device were $106,000 less than in the first quarter of fiscal 2009. Most of the costs incurred in the prior year were paid to consultants who assisted us with the FDA approval process. FDA clearance was obtained in February 2009, so these types of costs going forward will be greatly reduced. Costs for the employer contribution to our 401(k) plan were $25,000 less than in the first quarter of fiscal 2009. We are currently accruing costs assuming a $50,000 contribution for fiscal 2010. During the first quarter of fiscal 2009 we were accruing costs assuming a $150,000 annual contribution. Consulting costs are $37,000 less in the first quarter of fiscal 2010 as management has made a concerted effort to reduce unnecessary expenses. These decreases in costs were offset by $15,000 of recruiting costs incurred in the first quarter of fiscal 2010. The company is actively seeking a sales person to help implement the company's business plan for our pain management technology.

     General and administrative expenses decreased a net $335,000 in the first quarter 2010, compared to the first quarter 2009. The decrease is primarily due to reductions in legal fees of $245,000, as a result of less active litigation; a $20,000 reduction in directors and officers liability insurance as a result of lower premiums; and $80,000 lower costs for our SOX compliance program. This was obtained because most of the work for fiscal 2009 was performed by our outside consultants before year-end. For fiscal 2008, our outside consultants performed most of their work in the first quarter of fiscal 2009.

     Patent enforcement expenses, net of reimbursements, decreased a net $2,000 in the first quarter 2010, compared to the first quarter 2009. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation.

     Interest expense in the first quarter of fiscal 2010 was incurred as a result of our landlord allowing us to defer certain rent payments while we are in the process of commercializing our pain therapy device. No interest expense should be incurred after December 31, 2009.

     Insurance recovery in the first quarter of fiscal 2009 represents settlement of our action against Federal Insurance to cover our loss in the Agrofrut transaction.

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At October 31, 2009, we had no outstanding debt or credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements. In fiscal 2010, we will raise cash through sale of stock to Fusion Capital as needed, when our stock price is at or above $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or the sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. In addition, should the company be delisted by the NYSE Amex ("the exchange") and be unable to obtain listing with another exchange, the company will not be able to sell shares to Fusion Capital (See Note 11).

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed in Italy by CTT's client, Prof. Giuseppe Marineo, DSc, MD, the technology was brought to CTT through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM). The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. U.S. FDA 510(k) clearance for the device was awarded in February 2009, opening the door to U.S. sales. CTT partner GEOMC Co., Ltd. of Korea is manufacturing the product commercially for worldwide distribution.

     In fiscal 2008, distribution agreements granted country-exclusive rights to Excel Life Sciences, Inc. for India. In fiscal 2009, additional distribution agreements granted country-exclusive rights to a number of other distributors, both internationally and in the U.S. Each distributor is required to obtain local sales authorization. During the First quarter of 2010, a distribution agreement granted country-exclusive rights to Fintrade Medical for Greece and Cyprus. Calmar Pain Relief, LLC, is renting two devices for treating patients in its North Providence, RI pain clinic, set to open in November 2009. Additional sales are anticipated from both organizations in subsequent quarters of fiscal 2010.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At October 31, 2009, cash and cash equivalents were $545,000 compared to $752,000 at July 31, 2009. The loss of $756,000 for the first three months of fiscal 2010 contained non-cash charges of $83,000 and reduction in assets and liabilities of $12,000, resulting in cash used in operations of $661,000. Capital expenditures for the first quarter of fiscal 2010 were $22,000. We sold shares to Fusion Capital per our equity financing agreement totaling $525,000. These activities reduced cash by $207,000. As of December 14, 2009, our cash and cash equivalents balance is $1.0 million.

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

     For fiscal 2010, we expect our capital expenditures to be less than $50,000.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     There have been no substantial changes to our contractual obligations since July 31, 2009.

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

     As of October 31, 2009, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $204,708, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $475 of these obligations in the first quarter of fiscal 2010.

     We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. For the first quarter of fiscal 2009, we neither accrued nor paid significant incentive compensation under such contracts. For fiscal 2010, we recorded approximately $11,000 of contingent incentive compensation expense in the first quarter.

     CRITICAL ACCOUNTING ESTIMATES

     There have been no significant changes in our accounting estimates described under the caption "Critical Accounting Estimates" included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual report on Form 10-K for the year ended July 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, except as noted below, were effective as of October 31, 2009.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting for the period ending October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Part I, Note 12 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

December 14, 2009

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