Form 10-Q
period 2010-01-31
COMPETITIVE TECHNOLOGIES INC
filed 2010-03-16
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2010
                 -----------------------------------------------

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

777 Commerce Drive
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

The number of shares of the registrant's common stock outstanding as of March 16, 2010 was 11,023,509 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                           PAGE NO.
------------------------------                                          --------

Item 1. Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at January 31, 2010
          (unaudited) and July 31, 2009........................................3

     Condensed Consolidated Statements of Operations for the
          three months ended January 31, 2010 (unaudited) and 2009.............4

     Condensed Consolidated Statements of Operations for the
          six months ended January 31, 2010 (unaudited) and 2009...............5

     Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the six months ended January 31, 2010.(unaudited).......6

     Condensed Consolidated Statement of Cash Flows for the
          six months ended January 31, 2010 (unaudited) and 2009...............7

     Notes to Condensed Consolidated Interim Financial Statements
          (unaudited).....................................................8 - 15

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................16 - 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

Item 4.  Controls and Procedures..............................................24

PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................25

Item 1A. Risk factors.........................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other................................................................25

Item 6.  Exhibits.............................................................25

Signatures....................................................................26

Exhibit Index.................................................................27

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                             JANUARY 31, 2010    July 31, 2009
                                            ------------------  ---------------
                                                   (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                  $       1,081,328   $      752,071
 Receivables, net of allowance of $101,154
   at January 31, 2010 and July 31, 2009              143,130          199,619
 Inventory                                            433,752                -
 Prepaid expenses and other current assets            110,038          206,789
                                            ------------------  ---------------
   Total current assets                             1,768,248        1,158,479

Property and equipment, net                           175,690          203,012
Deferred financing costs, net                         137,135           40,000
                                            ------------------  ---------------

TOTAL ASSETS                                $       2,081,073   $    1,401,491
                                            ==================  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable                           $         617,096   $      352,543
 Accrued expenses and other liabilities               500,314          682,362
                                            ------------------  ---------------
   Total current liabilities                        1,117,410        1,034,905

Deferred Rent                                          74,642           81,418
Shareholders' interest:
 5% preferred stock, $25 par value,
    35,920 shares authorized, 2,427
    shares issued and outstanding                      60,675           60,675
 Common stock, $.01 par value,
   20,000,000 shares authorized,
    10,911,029  and 9,819,027 shares
   issued and outstanding, respectively               109,110           98,190
 Capital in excess of par value                    39,981,682       37,887,925
 Accumulated deficit                              (39,262,446)     (37,761,622)
                                            ------------------  ---------------
   Total shareholders' interest                       889,021          285,168
                                            ------------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS
   INTEREST                                 $       2,081,073   $    1,401,491
                                            ==================  ===============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                Three months ended January 31,
                                                     2010                 2009
                                            --------------  -------------------
REVENUE
Product sales                               $     152,269   $                -
Gain on sale of rental assets                      81,203                    -
Retained royalties                                 28,731               27,138
Investment income                                      18                1,608
Other income                                        6,132                    -
                                            --------------  -------------------
 TOTAL REVENUE                                    268,353               28,746
                                            --------------  -------------------

EXPENSES
Cost of product sales                               9,036                  162
Personnel and other direct expenses
 relating to revenue                              510,637              481,785
General and administrative expenses               490,836              479,429
Patent enforcement expenses, net of
 reimbursements                                         -                 (233)
Interest expense                                    2,942                    -
                                            --------------  -------------------
 TOTAL EXPENSES                                 1,013,451              961,143
                                            --------------  -------------------

(Loss) before income taxes                       (745,098)            (932,397)
Provision (benefit) for income taxes                    -                    -
                                            --------------  -------------------

NET (LOSS)                                  $    (745,098)  $         (932,397)
                                            ==============  ===================

Basic and diluted (loss) per share          $       (0.07)  $            (0.11)
                                            ==============  ===================


Basic and diluted weighted average number
 of common shares outstanding                  10,526,100            8,440,698


                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                 Six months ended January 31,
                                                      2010               2009
                                            ---------------  -----------------
REVENUE
Product sales                               $      287,365   $            834
Gain on sale of rental assets                       81,203                  -
Retained royalties                                  37,732             53,758
Investment income                                       48              6,964
Other income                                         6,132             70,991
                                            ---------------  -----------------
 TOTAL REVENUES                                    412,480            132,547
                                            ---------------  -----------------

EXPENSES
Cost of product sales                                9,036                407
Personnel and other direct expenses
 relating to revenue                               953,030          1,160,185
General and administrative expenses                947,127          1,270,601
Patent enforcement expenses, net of
 reimbursements                                          -              1,852
Interest Expense                                     4,111                  -
Insurance recovery                                       -           (400,000)
                                            ---------------  -----------------
 TOTAL EXPENSES                                  1,913,304          2,033,045
                                            ---------------  -----------------

(Loss) before income taxes                      (1,500,824)        (1,900,498)
Provision (benefit) for income taxes                     -                  -
                                            ---------------  -----------------

NET (LOSS)                                  $   (1,500,824)  $     (1,900,498)
                                            ===============  =================

Basic and diluted (loss) per share          $        (0.15)  $          (0.23)
                                            ===============  =================

Basic and diluted weighted average number
 of common shares outstanding:                  10,205,766          8,326,580

                             See accompanying notes



                                          PART I.  FINANCIAL INFORMATION (CONTINUED)

                                        COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Statement of Changes in Shareholders' Interest
                                           For the six months ended January 31, 2010
                                                          (Unaudited)


                                     PREFERRED STOCK           COMMON STOCK
                              ----------------------  ---------------------
                                                                             CAPITAL                            TOTAL
                              SHARES                  SHARES                 IN EXCESS       ACCUMULATED        SHAREHOLDERS'
                              OUTSTANDING  AMOUNT     OUTSTANDING  AMOUNT    OF PAR VALUE    DEFICIT            INTEREST
                              -----------  ---------  -----------  --------  --------------  -----------------  ---------------

Balance - July 31, 2009             2,427  $  60,675    9,819,027  $ 98,190  $  37,887,925   $    (37,761,622)  $      285,168

 NET (LOSS)                                                                                        (1,500,824)      (1,500,824)

 COMPENSATION EXPENSE
   FROM STOCK OPTION GRANTS                                                        163,063                             163,063
 STOCK ISSUED TO DIRECTORS                                 10,000       100         18,550                              18,650
 ISSUANCE OF FUSION INITIAL
   COMMITMENT SHARES                                       86,933       869        211,247                             212,116
 SALE OF SHARES TO FUSION                                 995,069     9,951      1,865,051                           1,875,002
 AMORTIZATION OF DEFERRED
   FINANCING COSTS RELATED
   TO FUSION SHARES                                                               (164,154)                           (164,154)
                              -----------  ---------  -----------  --------  --------------  -----------------  ---------------

BALANCE - JANUARY 31, 2010          2,427  $  60,675   10,911,029  $109,110  $  39,981,682   $    (39,262,446)  $      889,021
  (Unaudited)                 ===========  =========  ===========  ========  ==============  =================  ===============

                                                    See accompanying notes


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                   Six months ended January 31,
                                                        2010               2009
                                              ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                   $   (1,500,824)  $     (1,900,498)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      28,656             32,012
   Deferred rent                                      (6,776)             1,876
   Share-based compensation - stock options          163,063            137,656
   Accrued stock contribution                         14,842            (93,688)
   Gain on sale of rental assets                     (81,203)                 -
 Changes in assets and liabilities:
   Receivables                                        56,489           (168,839)
   Inventory                                        (433,752)                 -
   Prepaid expenses and other long-term
     assets                                           96,751            157,483
   Accounts payable, accrued expenses and
     other liabilities                                86,313            (64,750)
                                              ---------------  -----------------
Net cash (used in) operating activities           (1,576,441)        (1,898,748)
                                              ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of rental assets                          (24,000)            (1,490)
 Proceeds from sale of rental assets                 103,868                  -
                                              ---------------  -----------------
Net cash provided by investing activities             79,868             (1,490)
                                              ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                       1,875,002            362,498
 Deferred finance charges                            (49,172)            (5,670)
                                              ---------------  -----------------
Net cash provided by financing activities          1,825,830            356,828
                                              ---------------  -----------------

Net increase/(decrease) in cash and cash
 equivalents                                         329,257         (1,543,410)
Cash and cash equivalents at beginning
 of period                                           752,071          2,237,095
                                              ---------------  -----------------

Cash and cash equivalents at end of period    $    1,081,328   $        693,685
                                              ===============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On October 2, 2009 the Company issued 86,933 registered shares of Common Stock valued at $212,116 to Fusion Capital II, LLC ("Fusion Capital") as initial commitment shares per our equity financing agreement, dated August 6, 2009. On January 4, 2010, the Company issued 10,000 shares valued at $18,650 as compensation to four non-employee directors under the 1996 Directors' Stock Participation Plan.

     During the first six months of fiscal 2010, we amortized $164,154 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and six months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2010.

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

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. In addition, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in these revenue-generating efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. In addition, should the Company be delisted by the NYSE Amex ("the Exchange") and be unable to obtain listing with another exchange, the Company will not be able to sell shares to Fusion Capital (See Note 10). Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital Agreement. At January 31, 2010, we had no outstanding debt, and no credit facility.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The non-invasive Calmare Therapy medical device, which uses "Scrambler Therapy" developed in Italy by our client, Professor Giuseppe Marineo, was brought to us through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM) and with the cooperation of Mr. Giuseppe Belcastro, Legal Counsel for Professor Marineo. The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. U.S. FDA 510(k) clearance for the device was awarded in February 2009, opening the door to U.S. sales. GEOMC Co., Ltd. of Korea is manufacturing the device commercially for worldwide distribution.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors. Each distributor is required to obtain local sales authorization. Ongoing sales from these distribution agreements are anticipated in subsequent quarters of fiscal 2010 and into the future.

     In the U.S., we have decided to be the principal marketer for the Calmare device and have hired a Vice President, Sales and Marketing, and contracted with several salesmen in support of that decision. As a result, we have terminated the exclusive U.S. distribution agreement we had with Innovative Medical Therapies, Inc.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                  Three Months               Six months
                                ended January 31,          ended January 31,
                            -------------------------  -------------------------
                                   2010         2009          2010         2009
Basic and diluted (loss)
per share                   $     (0.07)  $    (0.11)  $     (0.15)  $    (0.23)

Denominator for basic net
income (loss) per share,
weighted average shares
outstanding                  10,526,100    8,440,698    10,205,766    8,326,580

Dilutive effect of
common stock options                N/A          N/A           N/A          N/A

Denominator for net
income (loss) per share,
assuming dilution            10,526,100    8,440,698    10,205,766    8,326,580

     Options to purchase 729,000 and 802,060 shares of our common stock at January 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the periods ended January 31, 2010 and 2009, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

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

     Revenue Recognition. In October 2009, the FASB issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on separating the deliverables and on the method to measure and allocate arrangement consideration, particularly when the arrangement includes both products and services provided to the customers. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this standards update will have on the financial statements.

     Fair Value Disclosures. In January of 2010, the FASB issued an accounting standards update that requires new disclosures for transfers in and out of Levels 1 and 2 fair value measurements, and roll forward of activity in Level 3 fair value measurements. The new disclosures are effective for reporting periods beginning after December 15, 2009, except for the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact this standards update will have on the financial statements.

4.     RECEIVABLES

     Receivables consist of the following:

                                               JANUARY 31,   July 31,
                                                      2010       2009
                                              ------------  ---------

     Royalties, net of allowance of $101,154
      at January 31, 2010 and July 31, 2009   $    138,963  $  88,023
     Advance to GEOMC Co. Ltd.                           -    107,989
     Other                                           4,167      3,607
                                              ------------  ---------
     Total receivables                        $    143,130  $ 199,619
                                              ============  =========

5.     INVENTORY

     Inventory consists of finished product of our pain management therapy device. Inventory is stated at lower of cost (first in, first out) or market.

6.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at fair value, and classified as current assets, consisted of the following:

                                 JANUARY 31,   July 31,     Number
                                        2010       2009  of shares          Type
                                ------------  ---------  ---------  ------------
     Security Innovation, Inc.             -          -    223,317  Common Stock
                                ------------  ---------
                                $        -0-  $     -0-
                                ============  =========

     We held shares in NTRU, a privately held company that sold encryption software for security purposes, principally in wireless markets. There was no public market for NTRU shares. On July 22, 2009, Security Innovation, an independent provider of secure software located in Wilmington, MA, acquired all NTRU assets. We have received 223,317 shares of stock in the privately held Security Innovation in exchange for our investment in NTRU.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                            JANUARY 31, 2010   July 31, 2009
                                           -----------------  --------------
Prepaid insurance                          $          31,300  $      125,198
Prepaid investor relations service                    20,000          20,000
Prepaid employee benefits                                  -          18,158
Other                                                 58,738          43,433
                                           -----------------  --------------
Prepaid expenses and other current assets  $         110,038  $      206,789
                                           -----------------  --------------

8.     PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

                                             JANUARY 31, 2010    July 31, 2009
                                           ------------------  ---------------
Equipment and furnishings                  $         419,802   $      419,802
Leasehold improvements                               113,838          113,838
                                           ------------------  ---------------
     Property and equipment, gross                   533,640          533,640
Accumulated depreciation and amortization           (357,950)        (330,628)
                                           ------------------  ---------------
     Property and equipment, net           $         175,690   $      203,012
                                           ==================  ===============

     Depreciation and amortization expense was $14,704 and $15,794, during the second quarter of fiscal 2010 and 2009, respectively. Depreciation and amortization expense was $28,656 and $32,012, during the first six months of fiscal 2010 and 2009, respectively.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                               JANUARY 31, 2010   July 31, 2009
                                              -----------------  --------------
Royalties payable                             $          18,271  $       54,093
Deferred Executive Payroll                              152,808         126,538
Accrued 401(K) contribution                              75,000          50,000
Accrued Directors' Stock Option Compensation              1,192          30,000
Accrued audit fees                                      141,119         100,000
Accrued legal fees                                       38,023         197,214
Other accrued professional fees                           4,624           7,500
Accrued Directors Fees                                    5,333          59,833
Unclaimed property liability                             24,981          25,431
Other                                                    38,963          31,753
                                              -----------------  --------------
Accrued expenses and other liabilities        $         500,314  $      682,362
                                              =================  ==============

10.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     During the three and six months ended January 31, 2010, the Company recognized $59,226 and $118,308 of non-cash compensation expense for stock options issued to employees in prior years.

     During the second quarter of fiscal 2010, the Company granted to its four non-employee directors as their annual award, options to purchase an aggregate of 40,000 shares of common stock under the Directors Stock Option Plan at an exercise price of $1.87 per share that vest immediately. The fair value of the options was $44,755.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

     Dividend yield (1)                   0.0%
     Expected volatility (2)             75.0%
     Risk-free interest rates (3)         2.7%
     Expected term (2)              Five years

(1) We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.

(2) Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected term in years.

(3) Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

     Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on January 4, 2010 we issued a total of 10,000 shares of our common stock to our four non-employee directors. These shares were valued at $18,650.

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

     During the first six months of fiscal 2010, the Company sold 974,694 shares of common stock, and issued 20,375 additional commitment shares to Fusion Capital per the terms of the 2009 Agreement. Total proceeds realized from these sales were approximately $1,875,000. In addition, we amortized approximately $164,154 of deferred charges against capital in excess of par value. We are amortizing deferred financing costs based upon the ratio of shares issued compared to the total number of shares available for sale in the 2009 Agreement.

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

11.     CONTINGENCIES

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United

States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI) upheld the homocysteine patent. In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. Further action in this case is pending as the BPAI result has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado. We filed information refuting the examiner's appeal and continue to await the BPAI appeal decision.

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

12.     GAIN ON SALE OF RENTAL ASSETS

     During October of 2009, the Company entered into an agreement to rent two of our Calmare Therapy Treatment pain therapy devices. The monthly rental amount was $2,400 for both devices and the terms were month to month. The agreement required our customer to make a non-refundable upfront payment of $24,000. We planned to amortize the upfront payment into income over a period of three years, which was the expected life of the agreement. In addition, we set up rental assets for the cost of purchasing the rental assets from our manufacturer. The rental assets were to be depreciated over three years.

     During January of 2010, our customer decided to purchase the two devices outright. This transaction is reflected as Gain on Sale of Rental Assets in our statement of operations. The gain reflects the purchase price of the assets plus the unamortized upfront payment offset by the undepreciated value of the rental assets.

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

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The company does not have any significant individual cash or capital requirements in the budget going forward. In addition, we will sell shares to Fusion Capital per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in these efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position. In addition, should the Company be delisted by the NYSE Amex ("the Exchange") and be unable to obtain listing with another exchange, the Company will not be able to sell shares to Fusion Capital (See Note 10).

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2010 ("SECOND QUARTER 2010") VS. THREE MONTHS ENDED JANUARY 31, 2009 ("SECOND QUARTER 2009")

     SUMMARY OF RESULTS

     We incurred a net loss of $745,000 or $0.07 per share for the second quarter 2010, compared to a net loss of $932,000 or $0.11 per share for the second quarter 2009, a 20% decrease in net loss of $187,000, or $0.04 per share. As explained in detail below, the decrease in the net loss reflects an increase in revenue of $239,000 offset by an increase in expenses of $52,000.

     REVENUE

     In the second quarter 2010, total revenue was $268,000, compared to $29,000 for the second quarter 2009, a 824% increase or $239,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. In fiscal 2009, we created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the second quarter of fiscal 2010 included $152,000 in revenue recorded from the sale and shipment of seven Calmare(R) Therapy Treatment pain therapy management devices. There were no sales of this device in the second quarter of fiscal 2009.

     Gain on sale of rental assets for the second quarter of fiscal 2010 included $81,000 from the conversion of a rental contract for two Calmare Therapy Treatment pain therapy management devices into outright sales of the devices. There were no conversions of rental assets in the second quarter of fiscal 2009 (See Note 12).

     Retained royalties for the second quarter 2010 were $29,000, which was $2,000, or 7% more than the $27,000 of retained royalties reported in the second quarter 2009.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $0 in the second quarter 2010, which was a decrease of $2,000, or 100% from the $2,000 reported for the second quarter 2009. The decrease was primarily due to lower invested balances for the current quarter as compared to the prior year quarter.

     Other income in fiscal 2010 represents rental income earned on two Calmare Therapy Treatment pain therapy management devices for two months. These rental assets were sold to our customer in January 2010. There was no rental income earned during the second quarter of fiscal 2009.

     EXPENSES

                                       For the three months ended January 31,
                               ----------------------------------------------
                                                     Increase     % Increase
                                     2010      2009   (Decrease)   (Decrease)
                               ----------  --------  -----------  -----------

Cost of Product Sales          $    9,000  $      -  $     9,000         100%
Personnel and other direct
 expenses relating to revenue     510,000   482,000       28,000           6%
General and administrative
 expenses                         491,000   479,000       12,000           3%
Interest expense                    3,000         -        3,000         100%
                               ----------  --------  -----------  -----------
 TOTAL EXPENSES                $1,013,000  $961,000  $    52,000           5%
                               ==========  ========  ===========  ===========

     Total expenses increased $52,000 or 5% in the second quarter 2010, compared to the second quarter 2009.

     Cost of Product Sales in the second quarter of fiscal 2010 primarily relates the company's purchase of 50 Calmare Therapy Treatment pain therapy management devices from its Korean manufacturer to hold as inventory to fulfill US sales orders. One of these 50 devices was sold during the quarter and is included in cost of sales for the quarter.

     Personnel and other direct expenses relating to revenue increased a net $28,000 or 6% in the second quarter 2010, compared to the second quarter 2009. Payroll and related benefits are lower in the second quarter of fiscal 2010, by $41,000 as a result of reducing full-time equivalent headcount from 12 to 9. In addition, we recorded $45,000 in severance during the second quarter of fiscal 2009, while there were no corresponding severance payments in the second quarter of fiscal 2010. Consulting costs were $47,000 less in the second quarter of fiscal 2010 as management has made a concerted effort to reduce expenses. These reductions were offset by increases in costs to commercialize our pain management device. The increase of $20,000 was primarily due to the cost of samples provided by the manufacturer to CTT. Costs for the employer contribution to our 401(k) plan were $125,000 more than in the second quarter of fiscal 2009, because the second quarter of fiscal 2009 expense reflected an adjustment to correct the 401(k) expense accrual for fiscal 2008 and the first quarter of fiscal 2009. In addition we incurred $16,000 of recruiting costs in the second quarter of fiscal 2010. The company has decided to become the principal U.S. marketer of the Calmare pain therapy devices. As part of that decision, we have hired a Vice President, Sales and Marketing to help implement the company's business plan for our pain management technology.

     General and administrative expenses increased a net $12,000 in the second quarter 2010, compared to the second quarter 2009. Marketing costs increased $36,000 as the company has retained RF|Binder to assist with public relations for the pain management therapy device. In addition the company retained Medical Technology partners to help develop insurance reimbursement codes for the pain management therapy device. This resulted in an increase of $18,000 in non-direct consulting costs. Investor relations costs are $8,000 higher than in fiscal 2009 due to international release of many press releases for the pain management therapy device. In addition, SOX 404 costs are $9,000 higher than fiscal 2009 because we began our compliance program for fiscal 2010 earlier than prior years. These increases were offset by a $58,000 decrease in legal costs, the result of ending our Marcovitch litigation and eliminating other legal costs.

     Interest expense in the second quarter of fiscal 2010 was incurred as a result of our landlord allowing us to defer certain rent payments while we are in the process of commercializing our pain therapy device. No interest expense should be incurred after the third quarter of fiscal 2010.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JANUARY 31, 2010 ("FIRST HALF 2010") VS. SIX MONTHS ENDED JANUARY 31, 2009 ("FIRST HALF 2009")

     SUMMARY OF RESULTS

     We incurred a net loss of $1,501,000 or $0.15 per share for the first half 2010, compared to a net loss of $1,900,000 or $0.23 per share for the first half 2009, a 21% decrease in net loss of $399,000, or $0.08 per share. As explained in detail below, the decrease in the net loss reflects an increase in revenue of $279,000 and a decrease of $120,000 in expenses.

     REVENUE

     In the first half 2010, total revenue was $412,000, compared to $133,000 for the first half 2009, an 210% increase of $279,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the first half of 2010 are primarily from sales of our Calmare Therapy Treatment pain therapy management device. We sold nineteen devices in the first six months of fiscal 2010. No devices were sold during the first six months of fiscal 2009.

     Gain on sale of rental assets for the first half of fiscal 2010 included $81,000 from the conversion of a rental contract for two Calmare Therapy Treatment pain therapy management devices into an outright sale of the devices. There were no conversions of rental assets in the first half of fiscal 2009 (See
Note 12).

     Retained royalties for the first half 2010 were $38,000, which was $16,000, or 30% less than the $54,000 of retained royalties reported in the first half 2009. The main reason for the decrease is the expiration of the patent on our novel infections bursal disease virus vaccine during the second quarter of fiscal 2009. We recorded $15,000 of royalties on this technology in fiscal 2009.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $0 in the first half 2010, a decrease of $7,000, or 100%, from the $7,000 reported for the first half 2009. The decrease was primarily due to lower invested balances for the first six months of fiscal 2010 as compared to the prior year.

     Other income for first half 2009 is revenue from a one-time sale of our Flip Chip patents. During the second quarter of fiscal 2010 we recorded rental revenue on two of our Calmar Therapy Treatment pain therapy management devices for two months. In January 2010, we sold the units outright to our customer.

Expenses

                                            For the six months ended January 31,
                               -------------------------------------------------
                                                        Increase     % Increase
                                     2010        2009    (Decrease)   (Decrease)
                               ----------  -----------  -----------  -----------
Cost of product sales          $    9,000  $        -   $    9,000          100
Personnel and other direct
 expenses relating to revenue     953,000   1,160,000   $ (207,000)         (18)
General and administrative
 expenses                         947,000   1,271,000     (324,000)         (25)
Patent enforcement expenses
 net of reimbursements                  -       2,000       (2,000)        (100)

Interest Expense                    4,000           -        4,000          100
Insurance recovery                      -    (400,000)     400,000         (100)
                               ----------  -----------  -----------
 TOTAL EXPENSES                $1,913,000  $2,033,000   $ (120,000)          (6)
                               ==========  ===========  ===========

     Total expenses decreased $120,000 or 6% in the first half 2010, compared to the first half 2009.

     Cost of Product Sales in the first half of fiscal 2010 primarily relates the company's purchase of 50 Calmare Therapy Treatment pain therapy management devices from its Korean manufacturer to hold as inventory to fulfill US sales orders. One of these 50 devices purchased was sold during the first half of fiscal 2010 and is included in cost of sales for the period.

     Personnel and other direct expenses relating to revenue decreased a net $207,000 or 18% in the first half 2010, compared to the first half 2009. Payroll and related benefits decreased by $116,000 as a result of reducing full-time equivalent headcount from 13 to 9. Severance costs decreased $56,000 as three people were terminated in fiscal 2009 but there have been no terminations in fiscal 2010. Consulting costs were reduced by $84,000 as management has made a concerted effort to reduce costs. In addition, costs to commercialize our pain therapy device were $86,000 lower in fiscal 2010. Most of the costs incurred in fiscal 2009 were paid to consultants who helped us prepare the FDA medical device clearance documents for the device. FDA 510(k) clearance was obtained in February 2009 and related costs are significantly lower. These reductions were offset by an increase of $31,000 in recruiting costs as the company searched for and hired a Vice President, Sales and Marketing to implement the company's business plan for our pain management technology. In addition, Employer 401(k) expenses were $100,000 more in fiscal 2010 because we had corrected the 401(k) expense accrual for fiscal 2008 during the second quarter of fiscal 2009.

     General and administrative expenses decreased a net $324,000 in the first half 2010, compared to the first half 2009. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less litigation, $304,000, primarily the Marcovitch case; directors and officers insurance, $40,000, due to lower premiums negotiated with our policy renewal; SOX compliance expense, $73,000, because our outside consultants were able to perform most of the work for fiscal 2009 before year end. For fiscal 2008, most of the work was performed in the first quarter of fiscal 2009. These reductions were offset by hiring RF|Binder to handle public relations for our pain management therapy device, $48,000; retaining Medical Technolgy Partners to help us develop insurance reimbursement codes for the pain management therapy device, $28,000, and increase in investor relations costs of $27,000 due to international press releases on the commercialization of the pain management therapy device.

     Patent enforcement expenses, net of reimbursements, decreased by $2,000 in the first half 2010, compared to the first half 2009. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation.

     Interest expense in the first half of fiscal 2010 was incurred as a result of our landlord allowing us to defer certain rent payments while we are in the process of commercializing our pain therapy device. No interest expense should be incurred after the third quarter of fiscal 2010.

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendants. (See Note 11.)

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At January 31, 2010, we had no outstanding debt or credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in these efforts, we believe the combination of our cash on hand, the ability to raise funds from sales of our common stock under the Fusion Capital agreement, and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements. In fiscal 2010, we will raise cash through sale of stock to Fusion Capital as needed, when our stock price is at or above $1.00. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or the sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies. In addition, should the Company be delisted by the NYSE Amex ("the Exchange") and be unable to obtain listing with another exchange, the Company will not be able to sell shares to Fusion Capital (See Note 10).

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The non-invasive Calmare Therapy medical device, which uses "Scrambler Therapy" developed in Italy by our client, Professor Giuseppe Marineo, was brought to us through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from the Zangani Investor Community(TM) and with the cooperation of Mr. Giuseppe Belcastro, Legal Counsel for Professor Marineo. The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. U.S. FDA 510(k) clearance for the device was awarded in February 2009, opening the door to U.S. sales. GEOMC Co., Ltd. of Korea is manufacturing the device commercially for worldwide distribution.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors. Each distributor is required to obtain local sales authorization. Ongoing sales from these distribution agreements are anticipated in subsequent quarters of fiscal 2010 and into the future.

     In the U.S., we have decided to be the principal marketer for the Calmare device and have hired a Vice President, Sales and Marketing, and contracted with several salesmen in support of that decision. As a result, we have terminated the exclusive U.S. distribution agreement we had with Innovative Medical Therapies, Inc.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At January 31, 2010, cash and cash equivalents were $1,081,000 compared to $752,000 at July 31, 2009. The loss of $1,501,000 for the first six months of fiscal 2010 contained non-cash charges of $207,000, a gain on the sale of rental assets of $81,000, and reduction in assets and liabilities of $201,000, resulting in cash used in operations of $1,576,000. Capital expenditures for the first six months of fiscal 2010 were $24,000 and proceeds from the sale of rental assets were $104,000. We sold shares to Fusion Capital per our equity financing agreement totaling $1,875,000. These activities increased cash by $329,000. As of March 16, 2010, our cash and cash equivalents balance is approximately $686,000.

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

     As of January 31, 2010, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $204,352, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $831 of these obligations in the second quarter of fiscal 2010.

     We engage commissioned salesmen as independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. Through the first six months of fiscal 2009, we neither accrued nor paid significant incentive compensation under such contracts. For fiscal 2010, we recorded approximately $18,000 of such contingent incentive compensation expense through the first six months.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of Janaury 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, except as noted below, were effective as of January 31, 2010.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting for the period ending January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Part I, Note 11 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

March 16, 2010

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