Form 10-Q
period 2010-04-30
COMPETITIVE TECHNOLOGIES INC
filed 2010-06-14
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2010
                 ---------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of June 14, 2010 was 11,596,068 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                           PAGE NO.
------------------------------                                          --------

Item 1. Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at April 30, 2010
          (unaudited) and July 31, 2009........................................3

     Condensed Consolidated Statements of Operations for the
          three months ended April 30, 2010 (unaudited) and 2009........  .....4

     Condensed Consolidated Statements of Operations for the
          nine months ended April 30, 2010 (unaudited) and 2009.......... .....5

     Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the nine months ended April 30, 2010.(unaudited)... ....6

     Condensed Consolidated Statement of Cash Flows for the
          nine months ended April 30, 2010 (unaudited) and 2009.... ...........7

     Notes to Condensed Consolidated Interim Financial Statements
          (unaudited).....................................................8 - 16

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................17 - 25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26

Item 4.  Controls and Procedures..............................................26

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

Item 6.  Exhibits.............................................................28

Signatures....................................................................29

Exhibit Index.................................................................30

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                               APRIL 30, 2010    July 31, 2009
                                              ----------------  ---------------
                                                   (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                    $       632,475   $      752,071
 Receivables, net of allowance of $101,154
   at April 30, 2010 and July 31, 2009                934,077          199,619
 Inventory                                            325,314                -
 Prepaid expenses and other current assets            109,252          206,789
                                              ----------------  ---------------
   Total current assets                             2,001,118        1,158,479

Property and equipment, net                           164,366          203,012
Deferred financing costs, net                          68,896           40,000
                                              ----------------  ---------------

TOTAL ASSETS                                  $     2,234,380   $    1,401,491
                                              ================  ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable                             $       491,273   $      352,543
 Accrued expenses and other liabilities             1,016,355          682,362
                                              ----------------  ---------------
   Total current liabilities                        1,507,628        1,034,905

Deferred Rent                                          70,506           81,418
Shareholders' Interest:
 5% preferred stock, $25 par value, 35,920
   shares authorized, 2,427 shares issued
   and outstanding                                     60,675           60,675
 Common stock, $.01 par value, 20,000,000
   shares authorized, 11,322,458 and
   9,819,027 shares issued and
   outstanding, respectively                          113,224           98,190
 Capital in excess of par value                    40,484,258       37,887,925
 Accumulated deficit                              (40,001,911)     (37,761,622)
                                              ----------------  ---------------
   Total shareholders' interest                       656,246          285,168
                                              ----------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST  $     2,234,380   $    1,401,491
                                              ================  ===============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                Three months ended April 30,
                                                     2010               2009
                                            --------------  -----------------
REVENUE
Product sales                               $     517,675   $          7,659
Retained royalties                                 13,287            159,278
Investment income                                      15                240
                                            --------------  -----------------
                                                  530,977            167,177
EXPENSES
Cost of product sales                             108,438                165
Personnel and other direct expenses
   relating to revenue                            588,494            448,909
General and administrative expenses               571,672            473,447
Interest Expense                                    1,838              1,752
                                            --------------  -----------------
                                                1,270,442            924,273

(Loss) before income taxes                       (739,465)          (757,096)
Provision (benefit) for income taxes                    -                  -
                                            --------------  -----------------

NET (LOSS)                                  $    (739,465)  $       (757,096)
                                            ==============  =================

Basic and diluted (loss) per share          $       (0.07)  $          (0.09)
                                            ==============  =================


Basic and diluted weighted average number
 of common shares outstanding:                 11,056,632          8,815,387

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                Nine months ended April 30,
                                                    2010               2009
                                            -------------  -----------------
REVENUE
Product sales                               $    805,040   $          8,493
Retained royalties                                51,019            213,037
Investment income                                     63              7,204
Gain on sale of rental assets                     81,203                  -
Other income                                       6,132             70,991
                                            -------------  -----------------
                                                 943,457            299,725
                                            -------------  -----------------
EXPENSES
Cost of product sales                            117,474                572
Personnel and other direct expenses
   relating to revenue                         1,541,524          1,609,095
General and administrative expenses            1,518,799          1,744,047
Patent enforcement expenses, net of
   reimbursements                                      -              1,852
Interest Expense                                   5,949              1,752
Insurance recovery                                     -           (400,000)
                                            -------------  -----------------
                                               3,183,746          2,957,318
                                            -------------  -----------------

(Loss) before income taxes                    (2,240,289)        (2,657,593)
Provision (benefit) for income taxes                   -                  -
                                            -------------  -----------------

NET (LOSS)                                  $ (2,240,289)  $     (2,657,593)
                                            =============  =================

Basic and diluted (loss) per share          $      (0.21)  $          (0.31)
                                            =============  =================


Basic and diluted weighted average number
 of common shares outstanding:                10,483,154          8,485,935


                             See accompanying notes


                                       COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Condensed Consolidated Statement of Changes in Shareholders' Interest
                                          For the nine months ended April 30, 2010
                                                       (Unaudited)

                                     PREFERRED STOCK           COMMON STOCK
                              ----------------------  ---------------------         CAPITAL                          TOTAL
                                   SHARES                  SHARES                 IN EXCESS    ACCUMULATED    SHAREHOLDERS'
                              OUTSTANDING     AMOUNT  OUTSTANDING    AMOUNT    OF PAR VALUE        DEFICIT        INTEREST
                              -----------  ---------  -----------  --------  --------------  -------------  ---------------

BALANCE - JULY 31, 2009             2,427  $  60,675    9,819,027  $ 98,190  $  37,887,925   $(37,761,622)  $      285,168

 NET (LOSS)                                                                                    (2,240,289)      (2,240,289)

 Compensation expense
   from stock option grants                                                        162,992                         162,992
 Stock issued to Directors                                 10,000       100         18,550                          18,650
 Issuance of Fusion initial
   commitment shares                                       86,933       869        211,247                         212,116
 Sale of shares to Fusion                               1,406,498    14,065      2,435,937                       2,450,002
 Amortization of deferred
   financing costs related
   to Fusion shares                                                               (232,393)                       (232,393)
                              -----------  ---------  -----------  --------  --------------  -------------  ---------------

BALANCE - APRIL 30, 2010            2,427  $  60,675   11,322,458  $113,224  $  40,484,258   $(40,001,911)  $      656,246
 (Unaudited)                  ===========  =========  ===========  ========  ==============  =============  ===============

                                                  See accompanying notes


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                   Nine months ended April 30,
                                                       2010               2009
                                               -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $ (2,240,289)  $     (2,657,593)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                     41,710             46,845
   Deferred rent                                    (10,912)             2,236
   Share-based compensation - stock options         162,992            188,526
   Accrued stock contribution                        35,583            (67,632)
   Gain on sale of rental assets                    (81,203)                 -
   Stock Issued as compensation for
     services provided                                    -             13,000
   Security Deposit used as rent payment                  -             36,813
 Changes in assets and liabilities:
   Receivables                                     (734,458)          (250,520)
   Inventory                                       (325,314)                 -
   Prepaid expenses and other current assets         97,537            176,379
   Accounts payable, accrued expenses and
     other liabilities                              455,790           (355,423)
                                               -------------  -----------------
Net cash (used in) operating activities          (2,598,564)        (2,867,369)
                                               -------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                (25,730)            (1,490)
 Proceeds from sales of rental assets               103,868                  -
                                               -------------  -----------------
Net cash (used in) provided by investing
 activities                                          78,138             (1,490)
                                               -------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                      2,450,002          1,011,499
 Deferred finance charges                           (49,172)            (5,670)
                                               -------------  -----------------
Net cash provided by financing activities         2,400,830          1,005,829
                                               -------------  -----------------

Net (decrease) in cash and cash equivalents        (119,596)        (1,863,030)
Cash and cash equivalents at beginning
 of period                                          752,071          2,237,095
                                               -------------  -----------------

Cash and cash equivalents at end of period     $    632,475   $        374,065
                                               =============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On October 2, 2009 the Company issued 86,933 registered shares of Common Stock valued at $212,116 to Fusion Capital II, LLC ("Fusion Capital") as initial commitment shares per our equity financing agreement, dated August 6, 2009. On January 4, 2010, the Company issued 10,000 shares valued at $18,650 as compensation to four non-employee directors under the 1996 Directors' Stock Participation Plan which was previously accrued.

     During the first nine months of fiscal 2010, we amortized $232,393 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full fiscal year ending July 31, 2010.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2009, filed on October 27, 2009.

     The Company has incurred operating losses since fiscal 2006. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     As required by the rules of the NYSE Amex, LLC (the "Exchange"), on June 4, 2010 the Exchange notified CTT that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTT's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. CTT has filed an appeal of the delisting determination and is seeking an oral hearing before a Listing Qualifications Panel of the Exchange (the "Panel"). CTT's request for an oral hearing has stayed the scheduled delisting of the Company's securities pending the Panel's determination.

     As referenced by CTT in a press release dated June 2, 2010 (and as filed on Form 8-K), and advised to the Exchange, CTT has a signed stock purchase agreement and has filed a registration statement with the SEC to sell 2 million shares of equity to Crisnic Fund, S.A. based on a 15% discount from the volume weighted average price on the date the SEC declares the registration effective. The Exchange approved the new shares for listing on June 9, 2010. In its notification letter, the Exchange advised the Company that the delisting determination was based upon the Company's noncompliance with Sections 1003(a)(i) and (ii) of the Company Guide relating to the low stockholders' equity in light of prior losses from continued operations. Specifically, CTT is not in compliance with stockholders' equity of not less than $4,000,000 given CTT's net losses in three of its four most recent fiscal years. Staff from the Exchange noted in their letter that under their rules they were not permitted to extend the compliance period further. Closing on the funds in the pending Crisnic Fund, S.A. transaction is expected to resolve this stockholders' equity deficiency.

     The Panel will determine the time and place of the oral appeal hearing. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Panel does not grant the relief sought by the Company, its securities will be delisted from the Exchange in which event the Company would expect them be quoted on the OTC or on another exchange upon application by the Company and approval by any such exchange.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital Agreement. At April 30, 2010, we had no outstanding debt, and no credit facility.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to an innovative pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The non-invasive Calmare(R) Pain Therapy medical device, which uses "Scrambler Therapy" developed in Italy by our client, Professor Giuseppe Marineo, was brought to us through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from Mr. Giuseppe Belcastro, Legal Counsel for Professor Marineo. The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. U.S. FDA 510(k) clearance for the device was awarded in February 2009, opening the door to U.S. sales. GEOMC Co., Ltd. of Korea is manufacturing the device commercially for worldwide distribution.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors. Each distributor is required to obtain local sales authorization. Ongoing sales from these distribution agreements are anticipated in subsequent quarters of fiscal 2010 and into the future.

     In the U.S., we have decided to be the principal marketer for the Calmare Pain Therapy medical device and have hired a Vice President, Sales and Marketing, and contracted with several salesmen in support of that decision. As a result, we have terminated the exclusive U.S. distribution agreement we had with Innovative Medical Therapies, Inc.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net (loss) per share and net income (loss) per share assuming dilution:

                       Three months ended April 30,  Nine months ended April 30,
                                 2010         2009           2010          2009
                       ---------------  -----------  -------------  ------------
Net (loss)              $    (739,465)  $ (757,096)  $ (2,240,289)  $(2,657,593)
Basic and diluted
 (loss) per share               (0.07)       (0.09)         (0.21)        (0.31)
Denominator for basic
 net income loss per
 share, weighted
 average shares
 outstanding               11,056,632    8,815,387     10,483,154     8,485,935
Dilutive effect of
 common stock
 options                          N/A         N/A             N/A           N/A
Denominator for net
 income (loss) per
 share, assuming
 dilution                  11,056,632    8,815,387     10,483,154     8,485,935

     Options to purchase 714,000 and 804,202 shares of our common stock at April 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of net (loss) per share because they were anti-dilutive. Due to the net loss incurred for the periods ended April 30, 2010 and 2009, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options and warrants would have been anti-dilutive.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Fair Value. In 2006, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which defined fair value, established a market based framework or hierarchy for measuring fair value and expanded disclosures about fair value measurements. We partially adopted this standard in fiscal 2009 and duly adopted it in the first quarter of fiscal 2010. This standard is applicable whenever another accounting standard requires or permits assets and liabilities to be measured at fair value and did not expand or require any new fair value measures. The adoption of this standard did not have a material effect on our financial condition or results of operations.


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

4.     RECEIVABLES

     Receivables consist of the following:

                                          APRIL 30,   July 31,
                                               2010       2009
                                         ----------  ---------
Accounts receivable                      $  311,201  $       -
Royalties, net of allowance of $101,154
 At April 30, 2010 and July 31, 2009        620,146     88,023
Advance to GEOMC Co. Ltd.                         -    107,989
Other                                         2,730      3,607
                                         ----------  ---------
Total receivables                        $  934,077  $ 199,619
                                         ==========  =========

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

6.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at fair value, and classified as current assets, consisted of the following:

                            APRIL 30,   July 31,    Number
                                 2010       2009  of shares          Type
                           ----------  ---------  ---------  ------------
Security Innovation, Inc.           -          -    223,317  Common Stock
                           ----------  ---------
                           $      -0-  $     -0-
                           ==========  =========

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

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other assets consist of the following:

                                            APRIL 30, 2010   July 31, 2009
                                           ---------------  --------------
Prepaid insurance                          $        23,123  $      125,198
Prepaid investor relations service                  20,000          20,000
Prepaid employee benefits                                -          18,158
Other                                               66,129          43,433
                                           ---------------  --------------
Prepaid expenses and other current assets  $       109,252  $      206,789
                                           ---------------  --------------

8.     PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

                                            APRIL 30, 2010    July 31, 2009
                                           ----------------  ---------------
Equipment and furnishings                  $       421,532   $      419,802
Leasehold improvements                             113,838          113,838
                                           ----------------  ---------------
     Property and equipment, gross                 535,370          533,640
Accumulated depreciation and amortization         (371,004)        (330,628)
                                           ----------------  ---------------
     Property and equipment, net           $       164,366   $      203,012
                                           ================  ===============

     Depreciation and amortization expense was $13,054 and $14,833, during the third quarter of fiscal 2010 and 2009, respectively. Depreciation and amortization expense was $41,710 and $46,845, during the first nine months of fiscal 2010 and 2009, respectively.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                               APRIL 30, 2010   July 31, 2009
                                              ---------------  --------------
Royalties payable                             $       157,147  $       54,093
Deferred Executive Payroll                            152,808         126,538
Accrued Payroll                                        23,352               -
Accrued 401(K) contribution                            87,500          50,000
Accrued Directors' Stock Option Compensation            9,433          30,000
Accrued audit fees                                    147,804         100,000
Accrued legal fees                                     94,043         197,214
Other accrued professional fees                         6,499           7,500
Accrued Directors Fees                                  7,833          59,833
Unclaimed property liability                           24,981          25,431
Due to GEOMC Co. Ltd.                                 176,296               -
Commissions Payable                                    33,200               -
Licensing Fees Payable                                 40,000               -
Other                                                  55,459          31,753
                                              ---------------  --------------
Accrued expenses and other liabilities        $     1,016,355  $      682,362
                                              ===============  ==============

10.     SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

     During the three and nine months ended April 30, 2010, the Company recognized $(70) and $162,992 of non-cash compensation (income)/expense for stock options issued to employees in prior years.

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

     During the first nine months of fiscal 2010, the Company sold 1,379,878 shares of common stock, and issued 26,620 additional commitment shares to Fusion Capital per the terms of the 2009 Agreement. Total proceeds realized from these sales were approximately $2,450,000. In addition, we amortized approximately $232,000 of deferred charges against capital in excess of par value. We are amortizing deferred financing costs based upon the ratio of shares issued compared to the total number of shares available for sale in the 2009 Agreement.

     On December 2, 2008, we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that based on the financial information contained in the Company's Form 10-K for the fiscal year ended July 31, 2008, the Company did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.

     On December 18, 2008, the company submitted a business plan to the Exchange detailing actions it planned to take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     As required by the rules of the NYSE Amex, LLC (the "Exchange"), on June 4, 2010 the Exchange notified CTT that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTT's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. CTT has filed an appeal of the delisting determination and is seeking an oral hearing before a Listing Qualifications Panel of the Exchange (the "Panel"). CTT's request for an oral hearing has stayed the scheduled delisting of the Company's securities pending the Panel's determination.

     As referenced by CTT in a press release dated June 2, 2010 (and as filed on Form 8-K), and advised to the Exchange, CTT has a signed stock purchase agreement and has filed a registration statement with the SEC to sell 2 million shares of equity to Crisnic Fund, S.A. based on a 15% discount from the volume weighted average price on the date the SEC declares the registration effective. The Exchange approved the new shares for listing on June 9, 2010. In its notification letter, the Exchange advised the Company that the delisting determination was based upon the Company's noncompliance with Sections 1003(a)(i) and (ii) of the Company Guide relating to the low stockholders' equity in light of prior losses from continued operations. Specifically, CTT is not in compliance with stockholders' equity of not less than $4,000,000 given CTT's net losses in three of its four most recent fiscal years. Staff from the Exchange noted in their letter that under their rules they were not permitted to extend the compliance period further. Closing on the funds in the pending Crisnic Fund, S.A. transaction is expected to resolve this stockholders' equity deficiency.

     The Panel will determine the time and place of the oral appeal hearing. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Panel does not grant the relief sought by the Company, its securities will be delisted from the Exchange in which event the Company would expect them be quoted on the OTC or on another exchange upon application by the Company and approval by any such exchange.

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

12.     GAIN ON SALE OF RENTAL ASSETS

     During October of 2009, the company entered into an agreement to rent two of our Calmare Pain Therapy Treatment medical devices. The monthly rental amount was $2,400 for both devices and the terms were month to month. The agreement required our customer to make a non-refundable upfront payment of $24,000. We planned to amortize the upfront payment into income over a period of three years, which was the expected life of the agreement. In addition, we set up rental assets for the cost of purchasing the rental assets from our manufacturer. The rental assets were to be depreciated over three years.

     During January of 2010, our customer decided to purchase the two devices outright. This transaction is reflected as Gain on Sale of Rental Assets in our income statement. The gain reflects the purchase price of the assets plus the unamortzed upfront payment offset by the undepreciated value of the rental assets.

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

     The Company has incurred operating losses since fiscal 2006. We continue to seek revenue from new technologies or products to replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     In addition, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. We have also entered into an agreement to sell 2,000,000 shares of CTT common stock to Crisnic Fund, S.A., (see Note 10), which also requires our stock price to be at or above $1.00 per share. There can be no assurance that the Company will be successful in these revenue-generating efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share.

     As required by the rules of the NYSE Amex, LLC (the "Exchange"), on June 4, 2010 the Exchange notified CTT that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTT's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. CTT has filed an appeal of the delisting determination and is seeking an oral hearing before a Listing Qualifications Panel of the Exchange (the "Panel"). CTT's request for an oral hearing has stayed the scheduled delisting of the Company's securities pending the Panel's determination.

     As referenced by CTT in a press release dated June 2, 2010 (and as filed on Form 8-K), and advised to the Exchange, CTT has a signed stock purchase agreement and has filed a registration statement with the SEC to sell 2 million shares of equity to Crisnic Fund, S.A. based on a 15% discount from the volume weighted average price on the date the SEC declares the registration effective. The Exchange approved the new shares for listing on June 9, 2010. In its notification letter, the Exchange advised the Company that the delisting determination was based upon the Company's noncompliance with Sections 1003(a)(i) and (ii) of the Company Guide relating to the low stockholders' equity in light of prior losses from continued operations. Specifically, CTT is not in compliance with stockholders' equity of not less than $4,000,000 given CTT's net losses in three of its four most recent fiscal years. Staff from the Exchange noted in their letter that under their rules they were not permitted to extend the compliance period further. Closing on the funds in the pending Crisnic Fund, S.A. transaction is expected to resolve this stockholders' equity deficiency.

     The Panel will determine the time and place of the oral appeal hearing. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Panel does not grant the relief sought by the Company, its securities will be delisted from the Exchange in which event the Company would expect them be quoted on the OTC or on another exchange upon application by the Company and approval by any such exchange.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2010 ("THIRD QUARTER 2010") VS. THREE MONTHS ENDED APRIL 30, 2009 ("THIRD QUARTER 2009")

     SUMMARY OF RESULTS

     We incurred a net loss of $739,000 or $0.07 per share for the third quarter 2010, compared to a net loss of $757,000 or $0.09 per share for the third quarter 2009, a 2% decrease in net loss of $18,000, or $0.02 per share. As explained in detail below, the decrease in the net loss reflects an increase in revenue of $364,000 offset by an increase in expenses of $346,000.

     REVENUE

     In the third quarter 2010, total revenue was $531,000, compared to $167,000 for the third quarter 2009, a 218% increase or $364,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. In fiscal 2009, we created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the third quarter of fiscal 2010 included $518,000 in revenue recorded from the sale and shipment of 43 (41 internationally, 2 domestic) Calmare Pain Therapy Treatment medical devices. Product sales for the third quarter of fiscal 2009 were from the sale of one Calmare Pain Therapy Treatment device and one unit of our electronic stress management and memory improvement device, which is not being actively marketed at this time.

     Retained royalties for the third quarter 2010 were $13,000, which was $146,000, or 92% less than the $159,000 of retained royalties reported in the second quarter 2009. In fiscal 2009 we received $132,000 in back royalties on our plant regeneration technology. In addition, during the third quarter of fiscal 2009 we received $6,000 license fee for our sunless tanning technology. This license fee was received in the second quarter of fiscal 2010.

     EXPENSES

                                          For the three months ended April 30,
                               ------------------------------------------------
                                                         Increase   % Increase
                                      2010       2009   (Decrease)   (Decrease)
                               -----------  ---------  -----------  -----------

Cost of product sales          $   108,000  $       -  $   108,000          100
Personnel and other direct
 expenses relating to revenue      588,000    449,000      139,000           31
General and administrative
 expenses                          572,000    473,000       99,000           21
Interest Expense                     2,000      2,000            -            -
                               -----------  ---------  -----------
 TOTAL EXPENSES                $ 1,270,000  $ 924,000  $   346,000           37
                               ===========  =========  ===========

     Total expenses increased $346,000 or 37% in the third quarter 2010, compared to the third quarter 2009.

     Cost of product sales increased $108,000 during the quarter. This represents the cost of 12 units sold during the third quarter. Previously, the Company did not take possession of inventory and had all sales drop shipped directly from our Korean manufacturer. As a result our sales were recorded net, and typically did not reflect any cost of sales. This was true of 31 units sold during the quarter. During the second quarter of fiscal 2010, we purchased a number of devices from our manufacturer which will allow us to maintain a small inventory, primarily to service US customers. We anticipate that most of our sales will be drop shipped directly from the manufacturer going forward.

     Personnel and other direct expenses relating to revenue increased a net $139,000 or 31% in the third quarter 2010, compared to the third quarter 2009. Payroll increased by $31,000 as a result of hiring a VP of Sales & Marketing. Employee severance is up $21,000 due to terminating one employee. Medical Benefits increased $13,000 as a result of hiring an additional employee and providing severance benefits to one employee. Costs to commercialize our pain therapy device increased $41,000 due to filing fees required on international patent applications. The company incurred $35,000 in commission expenses on sales of our pain therapy device in fiscal 2010. There were no sales earning commissions in fiscal 2009. The company incurred $25,000 in recruiting expenses during the third quarter of fiscal 2010. These included final payment to a retained search firm for the hiring of a VP of Sales & Marketing and a retainer paid to a firm to help us contract commission salespeople. In addition, costs to commercialize our bone cement technology increased $50,000 due to an agreement between University of South Carolina and the Company that CTT will bear the cost of patent expenses going forward. These costs were offset by a $51,000 reduction in employee stock option expenses. Stock option expenses will be significantly lower going forward because options granted to our President and Chief Executive Officer upon his hiring became fully vested in February 2010. In addition, we saved $20,000 by terminating a consulting contract in the third quarter fiscal 2009.

     General and administrative expenses increased a net $99,000 in the third quarter 2010, compared to the third quarter 2009. Consulting fees and expenses increased in fiscal 2010 as we paid $20,000 to Medical Technology Partners to develop an insurance reimbursement strategy for our pain therapy device. We also paid $25,000 to Crystal Research Associates to write an investment research report on the company, $19,000 to a consultant to become a trainer on our pain therapy device and $10,000 to Calmar Pain Relief, LLC for assisting us in marketing our pain device to other doctors. Marketing costs increased because we have paid $41,000 to RF|Binder who was contracted to help raise awareness of the company's pain management technology. These costs were offset by a $20,000 savings in D&O insurance costs. This was the result of a significant savings obtained during our last insurance renewal negotiation.

RESULTS OF OPERATIONS - NINE MONTHS ENDED APRIL 30, 2010 ("FIRST NINE MONTHS 2010") VS. NINE MONTHS ENDED APRIL 30, 2009 ("FIRST NINE MONTHS 2009")

     SUMMARY OF RESULTS

     We incurred a net loss of $2,240,000 or $0.21 per share for the first nine months 2010, compared to a net loss of $2,658,000 or $0.31 per share for the first nine months 2009, a 16% decrease in net loss of $418,000, or $0.10 per share. As explained in detail below, the decrease in the net loss reflects an increase in revenue of $643,000 partially offset by an increase in expenses of $226,000.

     REVENUE

     In the first nine months 2010, total revenue was $943,000, compared to $300,000 for the first nine months 2009, a 214% increase of $643,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the first nine months of 2010 are primarily from sales of our Calmare Pain Therapy Treatment medical device. We sold 62 (54 internationally, 8 domestic) devices in the first nine months of fiscal 2010. One device was sold during the first nine months of fiscal 2009.

     Gain on sale of rental assets for the first nine months of fiscal 2010 included $81,000 from the conversion of a rental contract for two Calmare Pain Therapy Treatment medical devices into an outright sale of the devices. There were no conversions of rental assets in the first nine months of fiscal 2009 (See Note 12).

     Retained royalties for the first nine months of 2010 were $51,000, which was $162,000, or 76% less than the $213,000 of retained royalties reported in the first nine months 2009. The main reason for the decrease was that we had received $132,000 in back royalties on our plant regeneration technology during fiscal 2009. During fiscal 2010 we received only $11,000 in royalties on this technology. In addition, the patent on our novel infections bursal disease virus vaccine expired during the second quarter of fiscal 2009. We recorded $20,000 of royalties on this technology in fiscal 2009.

     Investment income includes dividends and interest earned on our invested cash. Investment income was $0 in the first nine months of 2010, a decrease of $7,000, or 100%, from the $7,000 reported for the first half 2009. The decrease was primarily due to lower invested balances for the first nine months of fiscal 2010 as compared to the prior year.

     Other income for first nine months 2009 is revenue from a one-time sale of our Flip Chip patents. During the second quarter of fiscal 2010 we recorded rental revenue on two of our Calmar Therapy Treatment pain therapy management devices for two months. In January 2010, we sold the units outright to our customer.

EXPENSES

                                             For the nine months ended April 30,
                               ----------  -----------  -----------  -----------
                                                          Increase   % Increase
                                     2010        2009    (Decrease)   (Decrease)
                               ----------  -----------  -----------  -----------
Cost of product sales          $  117,000  $    1,000   $  116,000       11,600
Personnel and other direct
 expenses relating to revenue   1,542,000   1,609,000   $  (67,000)          (4)
General and administrative
 expenses                       1,519,000   1,744,000     (225,000)         (13)
Patent enforcement expenses
 net of reimbursements                  -       2,000       (2,000)        (100)
Interest Expense                    6,000       2,000        4,000          200
Insurance recovery                      -    (400,000)     400,000          100
                               ----------  -----------  -----------
 TOTAL EXPENSES                $3,184,000  $2,958,000   $  226,000            8
                               ==========  ===========  ===========

     Total expenses increased $226,000 or 8% in the first nine months 2010, compared to the first nine months 2009.

     Cost of Product Sales in the first nine months of fiscal 2010 represents the cost of 13 pain therapy devices sold. Previously the company did not take possession of inventory and had all sales drop shipped directly from our Korean manufacturer. As a result our sales were recorded net, and typically did not reflect any cost of sales. This was true of 49 units sold during the first nine months of fiscal 2010. During the second quarter of fiscal 2010, we purchased a number of devices from our manufacturer which will allow us to maintain a small inventory, primarily to serve US customers. We anticipate most of our sales will be drop shipped directly from the manufacturer going forward.


     Personnel and other direct expenses relating to revenue decreased a net $67,000 or 4% in the first nine months of 2010, compared to the first nine months of 2009. Payroll and related benefits decreased by $68,000 as a result of reducing full-time equivalent headcount from 13 to 9. Severance costs decreased $35,000 as three people were terminated in fiscal 2009 but only one employee was teminated in fiscal 2010. Costs to commercialize our pain therapy device were $44,000 lower in fiscal 2010. Most of the costs incurred in fiscal 2009 were paid to consultants who helped us prepare the FDA medical device clearance documents for the device. FDA 510(k) clearance was obtained in February 2009 and related costs are significantly lower in fiscal 2010. Costs for employee options are $38,000 lower in fiscal 2010. This is due to the fact that options issued to John Nano, our President and CEO upon his hiring became fully vested in February 2010 and will incur no further expenses. Consulting costs were $94,000 less in fiscal 2010 as management terminated a large consulting contract in the third quarter of fiscal 2009 and has eliminated non-essential services in an effort to control costs. Patent legal expenses were $35,000 less in fiscal 2010 because patent maintenance fees in fiscal 2009 for our sexual dysfunction, ribozyme and crack detecting paint technologies did not recur in fiscal 2010. In addition, we incurred $6,000 in fiscal 2009 for the final research payment to University of Connecticut to develop an asthma assay. These reductions were offset by an increase of $56,000 in recruiting costs as the company searched for and hired a Vice President, Sales and Marketing to implement the company's business plan for our pain management technology. In addition we have retained an agency to help us contract commission salespeople. Employer 401(k) expenses were $100,000 more in fiscal 2010 because we had corrected the 401(k) expense accrual for fiscal 2008 during the second quarter of fiscal 2009. We also incurred $51,000 in commissions during fiscal 2010 on sales of our pain therapy device. There were no commission sales during fiscal 2009. In addition, costs to commercialize our bone cement technology increased $50,000 during fiscal 2010 due to an agreement with the University of South Carolina that the company will bear the cost of patent expenses going forward.

     General and administrative expenses decreased a net $225,000 in the first nine months of 2010, compared to the first nine months of 2009. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less litigation, $302,000, primarily the Marcovitch case; directors and officers insurance, $60,000, due to lower premiums negotiated with our policy renewal; SOX compliance expense, $66,000, because our outside consultants were able to perform most of the work for fiscal 2009 before year end. For fiscal 2008, most of the work was performed in the first quarter of fiscal 2009. In addition our directors fees ($13,000) and expenses ($10,000) were both lower in fiscal 2010. This was the result of having one less outside director and having more telephonic board meetings. These reductions were offset by hiring RF|Binder to handle public relations for our pain management therapy device, $88,000;

retaining Medical Technolgy Partners to help us develop insurance reimbursement codes for the pain management therapy device, $48,000, and increase in investor relations costs of $24,000 due to international press releases on the commercialization of the pain management therapy device. We also retained Crystal Research Associates, at $25,000, to develop an investor research report on the company, paid $21,000 to a consultant to become a trainer on our pain therapy device and paid $10,000 to Calmar Pain Relief, LLC to help us market our pain therapy device to other doctors. Finally expenses for directors' stock options increased $12,000 in fiscal 2010 due to the stronger performance of the company's stock.

     Patent enforcement expenses, net of reimbursements, decreased by $2,000 in the first nine months of 2010, compared to the first half 2009. Patent enforcement expenses vary, depending on the activity relating to outstanding litigation.

     Interest expense was incurred as a result of our landlord allowing us to defer certain rent payments while we are in the process of commercializing our pain therapy device. The expense is higher in fiscal 2010 because more rent payments have been deferred.

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendants. (See Note 11.)

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. In addition, we have the ability to fund our requirements through sales of common stock under the Fusion Capital agreement. At April 30, 2010, we had no outstanding debt or credit facility.

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

     In fiscal 2010, we will sell shares to Fusion Capital Fund II, LLC ("Fusion Capital") per our August 6, 2009 Agreement, on an as-needed basis, when the Company's stock price is at or above $1.00 per share. There can be no assurance that the Company will be successful in these revenue-generating efforts or that we will be able to obtain alternative financing should our stock price fall below $1.00 per share.

     As expected by Competitive Technologies, Inc. ("CTT") and as required by the rules of the NYSE Amex, LLC (the "Exchange"), on June 4, 2010 the Exchange notified CTT that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTT's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. As anticipated, however, CTT has filed an appeal of the delisting determination and is seeking an oral hearing before a Listing Qualifications Panel of the Exchange (the "Panel"). CTT's request for an oral hearing has stayed the scheduled delisting of the Company's securities pending the Panel's determination.

     As referenced by CTT in a press release dated June 2, 2010 (and as filed on Form 8-K), and advised to the Exchange, CTT has a signed stock purchase agreement and has filed a registration statement with the SEC to sell 2 million shares of equity to Crisnic Fund, S.A. based on a 15% discount from the volume weighted average price on the date the SEC declares the registration effective. The Exchange approved the new shares for listing on June 9, 2010. In its notification letter, the Exchange advised the Company that the delisting determination was based upon the Company's noncompliance with Sections 1003(a)(i) and (ii) of the Company Guide relating to the low stockholders' equity in light of prior losses from continued operations. Specifically, CTT is not in compliance with stockholders' equity of not less than $4,000,000 given CTT's net losses in three of its four most recent fiscal years. Staff from the Exchange noted in their letter that under their rules they were not permitted to extend the compliance period further. Closing on the funds in the pending Crisnic Fund, S.A. transaction is expected to resolve this stockholders' equity deficiency.

     The Panel will determine the time and place of the oral appeal hearing. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Panel does not grant the relief sought by the Company, its securities will be delisted from the Exchange in which event the Company would expect them be quoted on the OTC or on another exchange upon application by the Company and approval by any such exchange.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain management therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. The non-invasive Calmare Pain Therapy medical device, which uses "Scrambler Therapy" developed in Italy by our client, Professor Giuseppe Marineo, was brought to us through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A., and assistance from Mr. Giuseppe Belcastro, Legal Counsel for Professor Marineo. The unit, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. U.S. FDA 510(k) clearance for the device was awarded in February 2009, opening the door to U.S. sales. GEOMC Co., Ltd. of Korea is manufacturing the device commercially for worldwide distribution

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors. Each distributor is required to obtain local sales authorization. Ongoing sales from these distribution agreements are anticipated in the fourth quarter of fiscal 2010 and into the future.

     In the U.S., we have decided to be the principal marketer for the Calmare Pain Therapy Treatment device and have hired a Vice President, Sales and Marketing, and contracted with several salesmen in support of that decision. As a result, we have terminated the exclusive U.S. distribution agreement we had with Innovative Medical Therapies, Inc.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At April 30, 2010, cash and cash equivalents were $632,000 compared to $752,000 at July 31, 2009. The loss of $2,240,000 for the first nine months of fiscal 2010 contained non-cash charges of $229,000, a gain on the sale of rental assets of $81,000, and reduction in assets and liabilities of $506,000, resulting in cash used in operations of $2,599,000. Capital expenditures for the first nine months of fiscal 2010 were $26,000 and proceeds from the sale of rental assets were $104,000. We sold shares to Fusion Capital per our equity financing agreement totaling $2,450,000. These activities decreased cash by $120,000. As of June 10, 2010, our cash and cash equivalents balance is approximately $725,000.

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

     As of April 30, 2010, CTT and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,981, respectively, in consideration of grant funding received in 1994 and 1995. CTT is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $1,382 of these obligations through the third quarter of fiscal 2010.

     We engage commissioned salesmen as independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. Through the first nine months of fiscal 2009, we neither accrued nor paid significant incentive compensation under such contracts. For fiscal 2010, we recorded approximately $51,000 of such contingent incentive compensation expense through the first nine months.

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

ITEM 4.  CONTROLS AND PROCEDURES


     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management, including our President, Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our President, Chief Executive Officer, and Interim Chief Financial Officer concluded that our disclosure controls and procedures, except as noted below, were effective as of April 30, 2010.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting for the period ending April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     As of June 1, 2010, the Company has agreed to issue to Crisnic Fund SA 75,000 shares of common stock as a fee in consideration of the equity financing of the sale of up to 2,000,000 shares which is being provided to the Company by Crisnic Fund SA. These securities will be issued upon approval of the listing application for these shares with the NYSE Amex Equities stock market. These securities will be issued by the Company without registration in reliance upon an exemption under Section 4(2) of the Securities Act because the offer and sale was made in a privately negotiated transaction. The share certificate to be issued to Crisnic Fund SA will be appropriately legended. The Company ascertained that Crisnic Fund SA is an accredited investor and otherwise took steps to assure compliance with private placement requirements.

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held April 19, 2010, shareholders voted on the following issues:

-     Election of Directors

-     Election of Directors

       Directors Elected         For        Withheld
       ------------------------  ---------  ---------

       Joel M. Evans, M.D        5,031,303    884,104
       Richard D. Hornidge, Jr.  5,658,657    256,750
       Rustin Howard             5,654,407    261,000
       John B. Nano              4,841,219  1,074,188
       William L. Reali          5,146,053    769,354

- Ratification of selection of MHM Mahoney Cohen CPAs, the New York Practice of Mayer Hoffman McCann P.C., as the independent public accounting firm:

     Accounting Firm            For           Against            Abstained
     ---------------            ---           -------            ---------

     MHM Mahoney Cohen CPAs     9,060,625     30,256             43,784
     (Now known as Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.), effective June 8, 2010.)

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

June 14, 2010

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