Form 10-K
period 2010-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2010-10-27
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2010
                                              -------------

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

               777 COMMERCE DRIVE, SUITE 100, FAIRFIELD, CT 06825
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (203) 368-6044

                    Delaware                           36-2664428
                    --------                           ----------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
     Title of Each Class                         which Registered
     -------------------                         ----------------
Common Stock ($.01 par value)                          OTCQX

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [x]     No  [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [ ]     No  [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ]     No  [x]

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

Indicate by checkmark whether the registrant is a shell company (as devined in Rule 126-2 of the Act)
Yes  [ ]     No  [x]

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $15,335,024

The number of shares of the registrant's common stock outstanding as of October 25, 2010, was 13,824,944 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 1A.     Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 1B.     Unresolved Staff Comments. . . . . . . . . . . . . . . . . . . . 13
Item 2.      Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4.      Submission of Matters to a Vote of Security Holders. . . . . . . 16
Item 4A.     Executive Officers of the Registrant. . . . . . . . . . . . . .  16


                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities. . . . . . . . 17
Item 6.      Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 18
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . 19
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk. . .  26
Item 8.      Financial Statements and Supplementary Data. . . . . . . . . . . 27
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  53
Item 9A (T). Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 53
Item 9B.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . 54


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant. . . . . . .  54
Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . .  59
Item 12.    Security Ownership of Certain Beneficial Owners and Management.  64
Item 13.    Certain Relationships and Related Transactions. . . . . . . . .  65
Item 14.    Principal Accounting Fees and Services. . . . . . . . . . . . .  65


                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules. . . . . . . . . . .  67
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 68
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69

                                     PART I

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2010, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

ITEM 1. BUSINESS
----------------

OVERVIEW:

     Competitive Technologies, Inc. ("CTTC"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTTC and its subsidiaries (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product.
We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

     We earn revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. We currently maintain a small inventory of our Calmare pain therapy medical device and we recognize revenue from those sales as devices are shipped to our customers.

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

     The Company incurred an operating loss for fiscal 2010, as well as an operating loss in fiscal 2009. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     On September 3, 2010, the Company's securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the "Exchange"). The delisting followed an 18-month period during which the Company sought to regain compliance with the Exchange's continued listing standards as set forth in Part 10 of the Exchange Company Guide. As noted in
Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant. We were only non-compliant with the stockholders' equity component.

     Despite arguments made at an oral hearing at which the Company sought to remain listed, the Exchange Listing Qualifications Panel affirmed the Exchange Staff's determination to delist the Company's securities. After trading on the OTCQB for a month, on October 5, 2010, the Company's securities began trading on the OTC market's top tier, the OTCQX.

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

     A non-disclosure agreement signed with a prospective client allows us access to confidential information about the product or technology. We require similar non-disclosure agreements from prospective customers when we commercialize the product or technology. We include mutual non-disclosure provisions about the product or technology in agreements granted to protect value, for CTTC, our clients and our customers. As a result of these obligations, as well as federal regulations for disclosure of confidential information, we may only be able to disclose limited information about licenses and sublicenses granted for products or technologies we evaluate, as is necessary for an understanding of our financial results.

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

     We currently maintain a small inventory of our Calmare pain therapy medical device and we recognize revenue from the sale of inventory as devices are shipped to our customers.

     In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed and patented in Italy by CTTC's client, Prof. Giuseppe Marineo, DSc., the "Scrambler Therapy" technology was brought to CTTC through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A. The Calmare(R) pain therapy medical device, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTTC received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals and medical centers have been successfully treated using the technology. CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors. Each distributor is required to obtain local sales authorization. Ongoing sales from these distribution agreements are anticipated in fiscal 2011 and into the future.

     In the U.S. we are the distributor for the Calmare Pain Therapy medical device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 30 commissioned sales representatives. To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US. Ongoing sales in the US, facilitated by these commissioned representatives, are anticipated in fiscal 2011 and into the future.

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

     In fiscal 2010, we had a significant concentration of revenue from our Calmare pain therapy medical device. We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution. We currently maintain a small inventory of our Calmare pain therapy medical device and we recognize revenue from the sale of inventory as devices are shipped to our customers. Technologies that produced revenue equal to or exceeding 15% of our total revenue, or at least $250,000 in 2010 and 2009 were:

                                        2010      2009
                                  ----------  --------
     Pain therapy medical device  $1,941,000  $  7,000
     Plant Regeneration           $   12,000  $132,000
     Flip Chip                    $        -  $ 71,000

As a percentage of total revenue for the same periods, these technologies represented:

                                  2010   2009
                                  -----  -----
     Pain therapy medical device    97%     2%
     Plant Regeneration              1%    38%
     Flip Chip                       -%    20%

     Our pain therapy device is a non-invasive pain therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. We received FDA 510(k) clearance for the device in February 2009 and have been ramping up our sales effort ever since. We expect the revenue generated from this technology to grow significantly in future years. Revenue for fiscal 2010 primarily represented the sale of devices to either international distributors or end users in the United States. It also includes rental income from situations where we rented the device to end-users in the United States and Gain from the Sale of Rental Assets when these devices were converted to outright sales.

     The plant regeneration technology has been assigned to the University of Pennsylvania who pays us a royalty on any income earned from exploiting this technology. The technology is currently exclusively licensed to Syngenta Biotechnology, Inc. The revenue for fiscal 2009 represented previously unreported back royalties. We expect our future revenue stream to more closely resemble revenue received in fiscal 2010.

     The revenue from our Flip Chip technology in fiscal 2009 represented the outright sale of the patents to a third party. As such we will not generate any further revenue from this technology in the future.

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

     Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

- Nanotechnology bone cement biomaterial with a broad range of potential applications, including dental, spinal and other bone related applications. Exclusively licensed to Soteira, Inc. for human spinal applications;

- Sunless tanning agent, a skin-pigment enhancer being researched as a skin cancer preventative, and therapeutic for vitiligo, albinism and psoriasis, exclusively licensed to Clinuvel Pharmaceuticals, Ltd. (Australia);

- Lupus Diagnostic and Monitoring technology, a cost-effective scalable testing platform used to detect and monitor the autoimmune disease, Lupus;

- Sexual Dysfunction technology, CTTC's joint venture with Xion Corporation announced in September 2009 is conducting an extended research program in support of the commercialization of our patented melanocortin analogues for treating male and female sexual dysfunction and obesity.

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

REVENUE FROM FOREIGN SOURCES

     Revenue from foreign sources totaled approximately $1,385,000 and $43,000, in 2010 and 2009, respectively. Of the foreign sourced revenue received, $1,339,000 in fiscal 2010 was from sources in Italy and $32,000, in fiscal 2009 was from sources in Japan.

INVESTMENTS

     From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

EMPLOYEES

     As of October 25, 2010, we employed the full-time equivalent of 8 people. We also had independent consultants under contract to provide business development services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology needs.

CORPORATE GOVERNANCE

     CTTC's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.competitivetech.net/investors/ governance.html.

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

WE DERIVED MORE THAN 97% OF OUR REVENUE IN FISCAL 2010 FROM ONE TECHNOLOGY.

     We derived approximately $1,941,000, or 97%, of 2010 revenue from our pain therapy medical device technology. A concentration of revenue makes our operations vulnerable to patent change or expiration, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

IN THE LAST FIVE FISCAL YEARS, WE INCURRED SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS, AND OUR ABILITY TO FINANCE FUTURE LOSSES IS LIMITED, AND MAY SIGNIFICANTLY AFFECT EXISTING STOCKHOLDERS.

     The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2010:


                       2010         2009         2008         2007         2006
                ------------ ------------ ------------ ------------ ------------
Net income
  (loss)        $(2,708,534) $(3,479,824) $(5,966,454) $(8,893,946) $(2,377,224)
Net cash
  flows from:
Operating
  activities     (3,662,070)  (3,491,630)  (4,994,411)  (5,437,443)  (3,527,318)
Investing
  activities         65,287       (1,490)     792,539     (978,217)    (141,644)
Financing
  activities      3,752,196    2,008,096     (133,109)      78,425    2,298,726
Net increase
  (decrease) in
  cash and cash
  equivalents   $   155,413  $(1,485,024) $(4,334,981) $(6,337,235) $(1,370,236)

     The Company has incurred operating losses since fiscal 2006. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     Future revenue, obtaining rights to new technologies, granting licenses, and enforcing intellectual property rights are subject to many factors beyond our control. These include technological changes, economic cycles, and our licensees' ability to successfully commercialize our technologies.
Consequently, we may not be able to generate sufficient revenue to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, and revenue from successfully executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements.

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

     For a complete description of all lawsuits in which we are currently involved, see ITEM 3. LEGAL PROCEEDINGS

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success depends on the knowledge, efforts and abilities of a small number of key personnel, including Johnnie D. Johnson, Chief Executive Officer and Chief Financial Officer and Aris Despo, Executive Vice President, Business Development. We rely on our professional staff and contract business development consultants to identify intellectual property opportunities and technology solutions, and to negotiate and close license agreements. Competition for personnel with the necessary range and depth of experience is intense. We cannot be certain that we will be able to continue to attract and retain qualified personnel. If we are unable to hire and retain highly qualified professionals and consultants, especially with our small number of staff, our revenue, financial condition and future activities could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

     None.

ITEM 2. PROPERTIES
------------------

     Our executive offices are approximately 11,000 square feet of leased space in a building in Fairfield, Connecticut. The seven-year lease commenced August 24, 2006, and expires August 31, 2013. We have an option to terminate the lease after five years, or renew for an additional five years under similar terms and conditions. The average annual base rent is approximately $310,000 over the life of the lease, after including incentives, taxes, climate control, power and maintenance. Management has sub-leased some excess space and is seeking additional sub-tenants.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI). In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. Further action in this case is pending as the BPAI decision has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado. We filed information refuting the examiner's appeal and continue to await the BPAI appeal decision.

     Ben Marcovitch and other co-defendants (Case completed) - On August 8, 2007, we announced that former CTTC Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTTC's five Directors for violating CTTC's Code of Conduct. At that time, CTTC also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTTC by Mr. Marcovitch. As announced on April 10, 2007, CTTC had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

     On August 31, 2007, we filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch, Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, John Derek Elwin, III, a former CTTC employee, and other defendants. The complaint claims that false and misleading information had been provided to CTTC in a conspiracy to fraudulently obtain funds from CTTC using the Agrofrut transaction. We have requested, among other relief, punitive damages and attorneys' fees. It is our opinion and that of our Board of Directors that this lawsuit is required to recover our $750,000 and to settle outstanding issues regarding the named parties.

     On October 22, 2007, at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTTC. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTTC payment must be made to CTTC's counsel. On October 30, 2007, in amended complaint, CTTC sought injunctive relief and damages against Sheldon Strauss for conspiring with Mr. Marcovitch to unlawfully solicit proxies in violation of Securities Exchange Act of 1934.

     At a December 7, 2007 hearing, the Court requested CTTC to specify an appropriate Prejudgment Remedy for the Court to consider. On December 20, 2007, a Prejudgment Remedy was issued granting garnishment of the $750,000 CTTC is seeking to recover.

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

     On August 15, 2008, CTTC filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch, et al, on September 15, 2008. CTTC responded to the Memorandum on September 24. The judge denied the Summary Judgment Motion on April 6, 2009. On June 1, 2009, the Judge granted permission to CTTC to enter a Motion for Default Judgment against Agrofrut and Sheldon Strauss. On June 4, 2009, the Judge granted permission for CTTC to enter a Motion for Default Judgment against Ben Marcovitch and Betty Rios Valencia. These Default motions were filed on June 15, 2009.

     On September 8, 2009, the Judge ruled favorably on CTTC's motion for default judgment. The judgment entered against Marcovitch, Rios Valencia, Agrofrut and Strauss, jointly and severally, is for $750,000, as well as reasonable attorneys' fees and costs of $600,788. Additionally, judgments were entered against Marcovitch, Rios Valencia, and Agrofrut, jointly and severally, for $2.25 million, treble damages, and for $600,788, punitive damages. A judgment was also entered against Rios Valencia and Agrofrut, jointly and severally, for punitive damages of $750,000. The judge confirmed that Marcovitch was properly removed as a member of CTTC's Board of Directors and issued a permanent injunction prohibiting Marcovitch from holding himself out as a member of CTTC's Board. A judgment was entered against Strauss prohibiting Strauss from soliciting proxies in contravention of the SEC rules and regulations. Based on the Court's rulings, CTTC will now proceed to collect all funds possible from the parties.

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTTC filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTTC based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof. In January 2009, the ALJ ruled in favor of CTTC on the ARB remand. The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB's decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTTC and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract. In March 2008, OSHA dismissed the employee's complaint citing the lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

     On September 5, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTTC did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTTC paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. On July 1, 2009, the judge ruled in favor of the former employee's motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

     John B. Nano vs. Competitive Technologies, Inc. - On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the Securities and Exchange Commission on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of Competitive Technologies, Inc.

     On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim and an Application for an Order Pendente Lite for breach of his employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. At a hearing on October 4, 2010, initial conversations with the judge indicate that further conversations may occur prior to any requirement for CTTC to post bond. Mr. Nano is seeking $750,000 that he claims was owed under his contract had he been terminated without cause. Mr. Nano's employment contract with the Company had called for arbitration, which has been requested to resolve this conflict.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     At the Annual Meeting of Shareholders held April 19, 2010, shareholders voted on the following issues:

-     Election of Directors

     Election of Directors     For        Withheld
     ------------------------  ---------  ---------
     Joel M. Evans, M.D.       5,031,303    884,104
     Richard D. Hornidge, Jr.  5,658,657    256,750
     Rustin Howard             5,654,407    261,000
     John B. Nano              4,841,219  1,074,188
     William L. Reali          5,146,053    769,354

     Ratification of selection of MHM Mahoney Cohen CPAs, the New York Practice of Mayer Hoffman McCann P.C., as the independent public accounting firm:

     Accounting Firm             For        Against  Abstained
     --------------------------  ---------  -------  ---------
     MHM Mahoney Cohen CPAs (*)  9,060,625   30,256     43,784

     * (Now known as Mayer Hoffman McCann CPAs (The New York practice of Mayer Hoffman McCann P.C.), effective June 8, 2010.)

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

     The name of our executive officer, his age and background information is as follows.

     On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. (See ITEM 3. LEGAL PROCEEDINGS.)

     Johnnie D. Johnson, 72, has served as our Chief Executive Officer and Chief Financial Officer since September 2010. Mr. Johnson brings over 30 years of experience to his role as Chief Executive Officer and Chief Financial Officer of Competitive Technologies. After obtaining his BS in Business and Accounting from University of Findlay in 1960 and his MBA from Bowling Green University in 1976, Mr. Johnson went to work with the original Marathon Oil Company (a Fortune 40 company) in 1960, where he remained until Marathon was acquired by USX in 1982. At Marathon, Mr. Johnson undertook numerous positions, including Auditor, Controller, and finally Assistant to the President and CEO where he was responsible for investor relations, crude oil trading, liaison activities with other operation components of Marathon and merger/acquisition coordination. While at Marathon Oil, he was singled out by Institutional Investor magazine as one of the foremost practitioners of investor relations in the US. From 1982 to 1986, after its acquisition of Marathon, Mr. Johnson joined USX (formerly US Steel and a Fortune 20 company), where as Assistant Corporate Comptroller he was responsible for investor relations and strategic planning. From 1986 to 1991, Mr. Johnson was Managing Director of Georgeson & Co., an investor relations, proxy solicitation, and shareholder analysis firm with 160 employees. Mr. Johnson served as chairman and CEO for seven years of Johnnie D. Johnson & Co., an investor relations firm from 1991 to 1998, serving over 150 clients. Most recently, Mr. Johnson has assisted CTTC in his role as Chief Executive Officer of IR Services, LLC (previously Strategic IR, Inc.), beginning in 1998 through present. Mr. Johnson is a graduate of Harvard's Advanced Management Program, and was previously a licensed CPA.

     Mr. Johnson has been highly active within the investor relations community, having served as chairman of both the National Investor Relations Institute
(NIRI) and the NIRI foundation, as well as president of the Petroleum Investor Relations Association. He is a member of the Investor Relations Association, and a former member of NIRI and the American Institute of CPAs. His publications include, "Establishing the Investor Relations Function," in The

Handbook of Investor Relations, edited by Donald R. Nichols, 1989, Dow Jones-Irwin, and, "Investor Relations: A Marketing Function," in Experts in
Action: Inside Public Relations, 2nd ed., edited by C. Burger, 1989, Longman Inc. In addition, he has lectured extensively in the US, Europe and Asia on the subjects of investor relations and financial statement analysis.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------     ------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

     Market information. Our common stock had been traded on the NYSE Amex under the ticker symbol CTT since April 25, 1984. On September 3, 2010, our stock was delisted from the NYSE Amex and began trading on the OTCQB under the ticker symbol CTTC. On October 5, 2010, our stock began trading on the OTC market's top tier, the OTCQX. The following table sets forth for the periods indicated, the quarterly high and low trading prices for our common stock, as reported by the NYSE Amex.

      YEAR ENDED JULY 31, 2010              Year Ended July 31, 2009
----------------------------------    ----------------------------------
                High     Low                          High     Low
                -------  ---------                    -------  ---------
First Quarter   $  2.64  $    1.92    First Quarter   $  3.00  $    1.02
Second Quarter  $  2.39  $    1.40    Second Quarter  $  1.55  $    0.76
Third Quarter   $  3.10  $    1.24    Third Quarter   $  1.80  $    0.54
Fourth Quarter  $  3.64  $    2.00    Fourth Quarter  $  2.84  $    1.41

Holders. At October 25, 2010, there were approximately 519 holders of record of our common stock.

Dividends. No cash dividends were declared on our common or preferred stocks during the last two fiscal years.

                                                  COMPETITIVE TECHNOLOGIES, INC.

ITEM 6. SELECTED FINANCIAL DATA(1) (4)
-------------------------------

                                          2010          2009          2008           2007          2006
                                   ------------  ------------  ------------  -------------  ------------
STATEMENT OF OPERATIONS SUMMARY:
Total revenues (2)                 $ 2,009,682   $   348,240   $ 1,193,353   $  4,167,216   $ 5,187,631
Net income (loss) (2) (3)          $(2,708,534)  $(3,479,824)  $(5,966,454)  $ (8,893,946)  $(2,377,224)
Net income (loss) per share:
  Basic                            $     (0.25)  $     (0.40)  $     (0.73)  $      (1.11)  $     (0.31)
  Assuming dilution                $     (0.25)  $     (0.40)  $     (0.73)  $      (1.11)  $     (0.31)
Weighted average number of
  common shares outstanding:
  Basic                             10,832,043     8,740,419     8,156,343      8,040,455     7,651,635
  Assuming dilution                 10,832,043     8,740,419     8,156,343      8,040,455     7,651,635

YEAR-END BALANCE SHEET SUMMARY:                                              At July 31,
                                   ---------------------------------------------------------------------
Cash and cash equivalents          $   907,484   $   752,071   $ 2,237,095   $  6,572,076   $12,909,311
Total assets                         4,949,923     1,401,491     3,110,983      9,712,733    18,416,901
Total long-term obligations             66,369        81,418        78,822         62,624             -
Total shareholders' interest         2,608,502       285,168     1,593,436      7,598,816    14,454,200

(1)  This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.  All amounts in these notes are rounded to thousands.
(2)  2010 includes $1,941,000 from our pain therapy medical device.  2008 includes $320,000 for the settlement of our dispute with Palatin regarding their breach of our License Agreement.  2007 includes $806,000 for the sale of video compression patents.  2006 includes upfront license fees totaling $460,000.
(3)  2010 includes $516,000 of cost of sales for our pain therapy medical device.  2009 includes
     $400,000 insurance recovery in settlement of our legal action against Federal Insurance.  2008 includes recovery of $480,000 in legal fees related to the settlement of our dispute with Palatin.
     2007 includes $877,000 of non-cash compensation related to stock options, $1,650,000 for the settlement of the case, including legal fees, brought against us by John B. Nano, write-off of
     $750,000 investment in non-public companies and related investigative fees of $189,000, and
     $711,000 of costs related to the proxy contest, including $125,000 non-cash compensation in the form of shares of common stock.  2006 includes $398,000 of non-cash compensation expense related to stock options and $371,000 of legal costs relating to Mr. Nano.
(4)  No cash dividends were declared or paid in any year presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended July 31, 2010, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

     Competitive Technologies, Inc. ("CTTC"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTTC and its subsidiaries (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

     We earn revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory. We currently maintain a small inventory of our Calmare pain therapy medical device and we recognize revenue from those sales as devices are shipped to our customers. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. Our revenue fluctuates due to changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

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

     Reliance on one revenue source. In fiscal 2010, we had a significant concentration of revenue from our pain therapy medical device technology. We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Presentation. All amounts in this Item 7 have been rounded to the nearest thousand dollars. All periods discussed in this Item 7 relate to our fiscal year ending July 31; first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

     The Company incurred an operating loss for fiscal 2010, as well as an operating loss in fiscal 2009. During fiscal 2010, we had a significant concentration of revenues from our pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     On September 3, 2010, the Company's securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the "Exchange"). The delisting followed an 18-month period during which the Company sought to regain compliance with the Exchange's continued listing standards as set forth in Part 10 of the Exchange Company Guide. As noted in
Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliantWe were only non-compliant with the stockholders' equity component.

     Despite arguments made at an oral hearing at which the Company sought to remain listed, the Exchange Listing Qualifications Panel affirmed the Exchange Staff's determination to delist the Company's securities. After trading on the OTCQB for a month, on October 5, 2010, the Company's securities began trading on the OTC market's top tier, the OTCQX.

RESULTS OF OPERATIONS - 2010 VS. 2009

     SUMMARY OF RESULTS

     We incurred a net loss for 2010 of $2,709,000 or $0.25 per share, compared to a net loss for 2009 of $3,480,000, or $0.40 per share, a decreased loss of $771,000, or $0.15 per share. The reasons for the decrease in net loss are explained in detail below.

     REVENUES

     Total revenue for 2010 was $2,010,000, compared to $348,000 for 2009, an increase of $1,662,000, or 478%.

     Product sales for 2010 were $1,853,000, an increase of $1,845,000 from the $8,000 recorded in fiscal 2009. Sales in fiscal 2010 represents sales of Calmare(R) pain therapy medical devices. We sold 126 (114 international, 12 domestic) devices in fiscal 2010. For 2009 sales were for one Calmare pain therapy medical device and three electronic stress management and memory improvement devices (which we are no longer actively marketing).

     Retained royalties for 2010 were, $68,000, compared to the $261,000 reported in 2009, a decrease of $193,000 or 74%. The patents for our plasma display technology and novel infections bursal disease virus vaccine expired in the first quarter of fiscal 2010 and the second quarter of fiscal 2009 respectively. We earned no royalties on these patents in fiscal 2010 but recorded revenue totaling $50,000 on these patents in fiscal 2009. Our plant regeneration technology provided $132,000 in royalty income for fiscal 2009. These were primarily unreported back royalties. Going forward we expect this technology to provide revenue more in line with the $12,000 that was recorded for fiscal 2010.

     Gain on sale of rental assets for fiscal 2010 included $81,000 from the conversion of a rental contract for two Calmare Pain Therapy medical devices into an outright sale of the devices. There were no conversions of rental assets during fiscal 2009.

     Other income for 2010 was $7,000. This was primarily the result of entering into rental arrangements with two customers for our pain therapy medical device. For 2009 other income was primarily the proceeds of $71,000 on the sale of our flip chip patent.

     Investment income includes dividends and interest earned on our invested cash. Investment income for 2010 was $0, compared to $7,000 in 2009 a decrease of $7,000, or 100%. The decrease is due to lower average monthly cash balances in the current year compared to the prior year.

EXPENSES

                                                       Increase   % Increase
                                  2010        2009    (Decrease)   (Decrease)
                            ----------  -----------  -----------  -----------

Cost of product sales       $  516,000  $    1,000   $  515,000       51,500
Personnel and other
 direct expenses
  relating to revenues       2,061,000   2,024,000       37,000            2
General and administrative
  expenses                   2,134,000   2,199,000      (65,000)          (3)
Patent enforcement
  expenses, net of
  reimbursements                     -       2,000       (2,000)        (100)
Insurance recovery                   -    (400,000)     400,000         (100)
Interest expense                 8,000       3,000        5,000          167
                            ----------  -----------  -----------  -----------
TOTAL EXPENSES              $4,719,000  $3,829,000      890,000           23
                            ==========  ===========  ===========  ===========

Total expenses increased $890,000 or 23% in 2010 compared to 2009.

     Cost of product sales in 2010 represents the cost of 57 pain therapy devices sold. The company usually does not take possession of medical devices, but has devices drop-shipped directly from our Korean manufacturer. This was true of 69 units sold during fiscal 2010. We anticipate that most of our sales will be drop shipped directly from the manufacturer going forward. There was no cost of sales for our pain therapy device in fiscal 2009. All the costs for 2009 relate to our stress management and memory improvement device. We are no longer actively marketing this device.

     Personnel and other direct expenses relating to revenues increased a net $37,000 in 2010, compared to 2009. Commission expense was $126,000 higher in fiscal 2010 as sales of our pain therapy medical device has started to increase. We incurred $91,000 of recruiting expenses in fiscal 2010 to staff our VP Sales & Marketing position, as well as commissioned sales representatives for our pain therapy device. In fiscal 2008, we had a large overaccrual for the expected contribution to the company 401(k) plan. This overaccrual was reversed in fiscal 2009, and resulted in 401(k) expense for fiscal 2010 being $71,000 higher than fiscal 2009. Finally, employee benefits were $23,000 higher in fiscal 2010 when compared with fiscal 2009. This is primarily the result of a 5% premium increase, as well as having some of our employees select more expensive insurance options for fiscal 2010. These cost increases were offset by the following decreases; $95,000 for consulting costs as management made a concerted effort to reduce unnecessary costs, $85,000 in employee stock option expenses as option awards for our former Chief Executive Officer fully vested in February 2010 and no further expense will be recognized on these options. Payroll and related taxes decreased by $63,000 as a result of lower headcount through fiscal 2010 when compared with fiscal 2009. Finally, severance costs decreased $35,000 as three people were terminated in fiscal 2009 versus one in fiscal 2010.

     General and administrative expenses decreased a net $65,000 or 3% in 2010, compared to 2009. The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $332,000, primarily the Marcovitch case; SOX expense $116,000 as we hired new consultants for fiscal 2010 which resulted in significantly lower fees, and D&O insurance $75,000, as our last insurance renewal resulted in a significant savings. In addition, other directors' costs were $14,000 lower in fiscal 2010, primarily the result of having one less director. These decreases were offset by the following cost increases; payments to a public relations firm for our pain therapy device, $105,000, costs for our conference in Boston introducing the pain therapy device, $58,000, payments to Medical Technology Partners totaling $75,000 for development of our insurance reimbursement strategy, payments to outside consultants to operate and train users on our pain therapy medical device, $53,000, payments totaling $20,000 to the newly created Medical Advisory Board for our pain therapy device. Investor Relations expenses were higher in fiscal 2010, $64,000, due to the number of press releases related to the success of our pain therapy device. Travel & Entertainment expense is higher, $36,000, in fiscal 2010 due to the establishment of a sales force for our pain therapy device. We incurred expenses totaling $42,000 to have Crystal Research prepare an investment research report on the company. Finally, our exchange listing fees were $16,000 higher in fiscal 2010, primarily due to the write-off of prepaid fees at year-end due to the company's delisting from the NYSE Amex.

     Patent enforcement expenses, net of reimbursements, decreased a net $2,000 or 100% in 2010, compared to 2009. Patent enforcement expenses vary, depending on the activity relating to outstanding patent litigation.

     Insurance recovery in 2009 represents settlement of our action against Federal Insurance to cover our legal fees and loss associated with the case involving Ben Marcovitch and other co-defendants (For further information, see the Marcovitch and Federal cases, ITEM 3. LEGAL PROCEEDINGS.).

     Interest expense in 2010 was incurred as a result of our landlord allowing us to defer certain rent payments while we were in the process of commercializing our pain therapy device and also because we financed our insurance premiums for fiscal 2010. In fiscal 2009, interest expense relates solely to the deferment of rent payments. The expense is higher in fiscal 2010 because the total rent deferral is higher.

PROVISION FOR INCOME TAXES

     In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In 2010 and in 2009, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below).

     The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2010 and in 2009, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL's will be utilized. We have substantial federal and state NOLS and capital loss carryforwards to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at July 31, 2010, approximately $4,053,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     At July 31, 2010, and July 31, 2009 we had no unrecognized tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. At July 31, 2010, we had no outstanding debt, and no credit facility.

     We believe we will successfully license new technologies and collect due, but unpaid, royalties on existing licenses to add revenue. Although there can be no assurance that we will be successful in our efforts, we believe the combination of our cash on hand and revenue from executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements beyond third quarter fiscal 2011. If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies.

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain therapy medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed and patented in Italy by CTTC's client, Prof. Giuseppe Marineo, DSc., the "Scrambler Therapy" technology was brought to CTTC through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A. The Calmare(R) pain therapy medical device, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTTC received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals and medical centers have been successfully treated using the technology. CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights for Calmare device sales to a number of international distributors. Each distributor is required to obtain local sales authorization. These signed distribution agreements currently cover about 48% of the world's population (not including the US). We continue to seek additional international distribution partners.

     In the U.S. we are the distributor for the Calmare Pain Therapy medical device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 30 commissioned sales representatives. To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including money market funds. We carry cash equivalents at cost.

     At July 31, 2010, cash and cash equivalents were $907,000, compared to $752,000 at July 31, 2009. The fiscal 2010 loss of $2,709,000 contained non-cash charges of $224,000. A gain on the sale of rental assets of $81,000, and reductions in assets and liabilities of $1,096,000, resulted in cash used in operations of $3,662,000. Cash flow provided by investing activities includes proceeds of $3,941,000 primarily from the sale of common stock to Fusion and Crisnic. These activities increased cash by $155,000. As of October 25, 2010, our cash and cash equivalents balance is approximately $964,000 million.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

     At July 31, 2010, we had aggregate federal net operating loss carryforwards of approximately $28,786,000, which expire at various times through 2030, with the majority of them expiring after 2011. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carryforwards of approximately $26,065,000 that expire through fiscal year 2030.

     A significant portion of the NOLs remaining at July 31, 2010, approximately $4,053,000, was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

FUNDING AND CAPITAL REQUIREMENTS

EQUITY FINANCING

     In July 2008, to improve our financial condition we entered into an equity financing arrangement (the "2008 Agreement") with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. We raised approximately $2.0 million through this agreement and terminated it on August 5, 2009. On August 6, 2009 we entered into a new agreement (the "2009 Agreement") with Fusion Capital to raise up to $8.0 million dollars through sales of our common stock. We raised approximately $3.4 million through this agreement.

     On June 2, 2010, we entered into an agreement with Crisnic Fund, S.A. to sell up to two million share of our common stock to Crisnic at a 15% discount from the volume weighted average price on the date the SEC declared our registration statement effective. As part of the agreement, Crisnic was entitled to $10,000 cash and 75,000 shares of our common stock as a fee.

     The SEC declared our registration statement effective on July 14, 2010. The volume weighted average price on that day was $2.40 per share and the 15% discount priced the shares at $2.04 per share. During this same period, June and July 2010, the Company also received notification of its pending delisting from the NYSE Amex (see below). Although the Company believed completing the Crisnic Agreement would enable it to comply with the NYSE Amex's continued listing standards, market conditions existing at the time, primarily the threat of the Company being delisted from the NYSE Amex, led to a significant increase in short sales and a rapid decrease in the stock price.

     Following the closing date for the sale, the stock price went down rapidly, to the point where Crisnic was unable to complete the funding for the transaction. Because the stock was trading below the discounted price of $2.04, portions of the shares could not be sold to third parties at the agreed-upon price, as had been planned by Crisnic. Shares were sold in several traunches, initially at the agreed upon price per share of $2.04, and as market conditions worsened, at lower prices which would still enable the Company to receive the necessary financing. No shares were sold below $0.90.

     The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including the 75,000 shares given to Crisnic as a fee). The remaining 627,133 shares of stock remain outstanding and are reflected as a receivable reducing equity in our financial statements. These shares were valued at $0.90. Due to current market conditions, we have suspended our plans to sell these shares.

     We also incurred cash costs relating to the Crisnic agreement, including legal and auditing fees, exchange listing fees, and due diligence costs totaling $140,112. These costs have been charged against capital in excess of par value.

     CAPITAL REQUIREMENTS

     The Company incurred operating losses for fiscal 2010 and 2009. In fiscal 2010, we had a significant concentration of revenues from our pain therapy medical device technology. We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For fiscal 2011, we expect our capital expenditures to be less than $100,000.

     GENERAL

     Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing. To achieve and sustain profitability, we must increase the number of distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses. Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements beyond third quarter fiscal 2011.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

At July 31, 2010, our contractual obligations were:

                                       WITHIN 1                        MORE THAN
CONTRACTUAL OBLIGATIONS       TOTAL        YEAR  1-3 YEARS  3-5 YEARS    5 YEARS
-----------------------  ----------  ----------  ---------  ---------  ---------
Operating lease
  obligations,
  principally rent       $1,156,000  $ 521,000   $ 607,000  $  28,000  $       -
Nano employment
  agreement                 175,000(1) 175,000(1)        -          -          -
                         ----------  ----------  ---------  ---------  ---------
                         $1,331,000  $ 696,000   $ 607,000  $  28,000  $       -
                         ==========  ==========  =========  =========  =========

     (1) Because John B. Nano was terminated for cause on September 3, 2010, the Company does not believe it has any contractual obligations under his employment agreement going forward. (See Item 15. Subsequent Events.)

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

     As of July 31, 2010, CTTC and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995. CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $1,705 of these obligations in 2010.

     We engage independent consultants who provide us with business development, advisory and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential sales commissions earned solely on sales resulting directly from the work of the consultant. For fiscal 2009 we neither accrued nor paid significant sales commissions under such contracts. For fiscal 2010, we recorded approximately $126,000 of such sales commissions expense.

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

     We believe the following significant estimates, assumptions, and judgments we used in preparing our consolidated financial statements are critical to understanding our financial condition and operations.

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

     We incurred charges of $300 and $54,000 in 2010 and 2009, respectively, for consulting services provided by a relative of our former Chairman, President and CEO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable for smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-------------------------------------------------------------------------  -----

Report of Independent Registered Public Accounting Firm                       28

Consolidated Balance Sheets                                                   29

Consolidated Statements of Operations                                         30

Consolidated Statements of Changes in Shareholders' Interest                  31

Consolidated Statements of Cash Flows                                         32

Notes to Consolidated Financial Statements                                 33-52

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Competitive Technologies, Inc.
Fairfield,  CT

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' interest and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at July 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at July 31, 2010, the Company has incurred operating losses since fiscal year 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/  Mayer  Hoffman  McCann  CPAs
     (The  New  York  Practice  of  Mayer  Hoffman  McCann  P.C.)

New  York,  New  York
October  26,  2010

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                               JULY 31, 2010      July 31, 2009
                                             ---------------    ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $      907,484     $      752,071
  Receivables, net of allowance of $101,154
    at July 31, 2010 and 2009                     3,536,572            199,619
  Inventory                                         272,869                  -
  Prepaid expenses and other current assets          69,080            206,789
                                             ---------------    ---------------

    Total current assets                          4,786,005          1,158,479

Property and equipment, net                         163,918            203,012
Deferred financing costs, net                             -             40,000
                                             ---------------    ---------------
      TOTAL ASSETS                           $    4,949,923     $    1,401,491
                                             ===============    ===============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
  Accounts payable                           $    1,046,174     $      352,543
  Accrued expenses and other liabilities          1,228,878            682,362
                                             ---------------    ---------------
    Total current liabilities                     2,275,052          1,034,905
Deferred rent                                        66,369             81,418
Shareholders' interest:
  5% preferred stock, $25 par value, 35,920
    shares authorized, 2,427 shares issued
    and outstanding                                  60,675             60,675
  Common stock, $.01 par value, 20,000,000
    shares authorized, 13,824,944 and
    9,819,027 shares issued respectively            138,249             98,190
  Capital in excess of par value                 43,444,154         37,887,925
  Receivable from Crisnic                          (564,420)                 -
  Accumulated deficit                           (40,470,156)       (37,761,622)
                                             ---------------    ---------------

    Total shareholders' interest                  2,608,502            285,168
                                             ---------------    ---------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' INTEREST                 $    4,949,923     $    1,401,491
                                             ===============    ===============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                           Year ended July 31,
                                       --------------------------
                                              2010          2009
                                       ------------  ------------
REVENUES
Product Sales                          $ 1,853,040   $     8,493
Retained Royalties                          68,434       261,410
Investment income                               73         7,346
Gain on Sale of Rental Assets               81,203             -
Other income                                 6,932        70,991
                                       ------------  ------------
                                         2,009,682       348,240
EXPENSES
Cost of product sales                      515,612           668
Personnel and other direct expenses
  Relating to revenues                   2,061,024     2,024,210
General and administrative expenses      2,133,936     2,198,608
Patent enforcement expenses, net of
  reimbursements                                 -         1,852
Insurance recovery                               -      (400,000)
Interest expense                             7,644         2,726
                                       ------------  ------------
                                         4,718,216     3,828,064
                                       ------------  ------------
(Loss) before income taxes              (2,708,534)   (3,479,824)
Provision (benefit) for income taxes             -             -
                                       ------------  ------------
NET (LOSS)                             $(2,708,534)  $(3,479,824)
                                       ============  ============
Net (loss) per common share:
  Basic (loss) per share               $     (0.25)  $     (0.40)
  Diluted (loss) per share             $     (0.25)  $     (0.40)

Weighted average number of common
  shares outstanding:
  Basic                                 10,832,043     8,740,419
  Diluted                               10,832,043     8,740,419

                             See accompanying note

                                       COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Changes in Shareholders' Interest

                               PREFERRED STOCK     COMMON STOCK
                               ------------------  --------------------
                               SHARES              SHARES                CAPITAL IN    RECEIVABLE                   TOTAL
                               OUTST-              OUTST-                EXCESS OF     FROM          ACCUMULATED    SHAREHOLDERS'
                               ANDING   AMOUNT     ANDING      AMOUNT    PAR VALUE     CRISNIC       DEFICIT        INTEREST
                               -------  ---------  ----------  --------  ------------  ------------  -------------  ------------
Balance - July 31, 2008          2,427  $  60,675   8,179,872  $ 81,798  $35,732,761   $         -   $(34,281,798)  $ 1,593,436
  Net loss                                                                                             (3,479,824)   (3,479,824)
  Issuance to Fusion initial
    commitment shares                                  63,280       634      122,763                                    123,397
  Sale of shares to Fusion                          1,516,783    15,167    1,973,492                                  1,988,659
  Amortization of deferred
    financing costs related
    to Fusion shares                                                        (262,176)                                  (262,176)
  Exercise of Common
    Stock Options                                      20,000       200       24,907                                     25,107
  Compensation expense
    from stock option grants                                                 244,118                                    244,118
  Stock issued to 401(k) plan                          26,592       266       39,622                                     39,888
  Stock issued to Directors                            12,500       125       12,438                                     12,563
                               -------  ---------  ----------  --------  ------------  ------------  -------------  ------------

Balance - July 31, 2009          2,427  $  60,675   9,819,027  $ 98,190  $37,887,925   $         -   $(37,761,622)  $   285,168
  NET LOSS                                                                                             (2,708,534)   (2,708,534)
  COMPENSATION EXPENSE FROM
    STOCK OPTION GRANTS                                                      171,978                                    171,978
  ISSUANCE TO FUSION INITIAL
    COMMITMENT SHARES                                  86,933       869      211,247                                    212,116
  SALE OF SHARES TO FUSION                          1,826,351    18,264    3,423,215                                  3,441,479
  SALE OF SHARES TO CRISNIC                         2,075,000    20,750    2,161,418      (564,420)                   1,617,748
  AMORTIZATION OF DEFERRED
    FINANCING COSTS RELATED
    TO FUSION SHARES                                                        (301,288)                                  (301,288)
  FINANCING COSTS FOR
    CRISNIC SHARES                                                          (140,112)                                  (140,112)
  STOCK ISSUED TO 401(K) PLAN                           7,633        76       11,221                                     11,297
  STOCK ISSUED TO DIRECTORS          *          *      10,000       100       18,550             *              *        18,650
                               -------  ---------  ----------  --------  ------------  ------------  -------------  ------------
BALANCE - JULY 31, 2010          2,427  $  60,675  13,824,944  $138,249  $43,444,154   $  (564,420)  $(40,470,156)  $ 2,608,502
                               =======  =========  ==========  ========  ============  ============  =============  ============

                                                     See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                          Year ended July 31,
                                                      --------------------------
                                                             2010          2009
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(2,708,534)  $(3,479,824)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
  Security deposit used as rent payment                         -        39,833
  Depreciation and amortization                            55,009        61,341
  Deferred rent                                           (15,049)        2,596
  Share-based compensation - stock options                171,978       244,118
  Accrued stock contribution                               12,262       (55,043)
  Gain on sale of rental assets                           (81,203)            -
  Changes in assets and liabilities:
    Receivables                                        (2,219,206)      (79,542)
    Inventory                                            (272,869)            -
    Prepaid expenses                                      137,709       111,217
    Accounts payable, accrued expenses and
      other liabilities                                 1,257,833      (336,326)
                                                      ------------  ------------
Net cash used in operating activities                  (3,662,070)   (3,491,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (38,581)       (1,490)
  Proceeds from sale of rental assets                     103,868             -
                                                      ------------  ------------
Net cash provided by (used in) investing activities        65,287        (1,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                      -        25,107
  Proceeds from sale of stock                           3,941,480     1,988,659
  Financing costs                                        (140,112)            -
  Deferred finance charges                                (49,172)       (5,670)
                                                      ------------  ------------
Net cash provided by financing activities               3,752,196     2,008,096

Net increase (decrease) in cash and
  cash equivalents                                        155,413    (1,485,024)
Cash and cash equivalents at beginning of year            752,071     2,237,095
                                                      ------------  ------------
Cash and cash equivalents at end of year              $   907,484   $   752,071
                                                      ============  ============

                             See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.     BUSINESS AND BASIS OF PRESENTATION

     Competitive Technologies, Inc. ("CTTC") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S., Europe, and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from successful licensing of clients' technologies.

     The consolidated financial statements include the accounts of CTTC, CTT Trading, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     The Company has incurred operating losses since fiscal 2006. During fiscal 2010 we had a significant concentration of revenues from our pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     In fiscal 2010, the Company incorporated revenue from the sale of inventory to its revenue stream. That source of revenue is expected to continue into fiscal 2011 and into the future as sales of its Calmare pain therapy medical device and other products are added to its portfolio of technologies and products.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. At July 31, 2010, we had no outstanding debt, and no credit facility.

     On December 2, 2008, the Company received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company's Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant. We were only non-compliant with the stockholders' equity component.


     Despite the Company's efforts to regain compliance, as required by the Exchange's rules, on June 4, 2010 the Exchange notified CTTC that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTTC's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. The Company filed an appeal of the delisting determination and requested an oral hearing before a Listing Qualifications Panel of the Exchange ("the Panel"). That hearing was held on August 25, 2010. On August 30, the Company announced that the Panel had affirmed the Exchange Staff's determination to delist the Company's securities. On September 3, 2010, the Company's securities began trading on the OTCQB marketplace under the ticker symbol CTTC. On October 5, 2010, the Company's securities began trading on the OTC market's top tier, the OTCQX.

     Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. In 2005, we were profitable because of unusually large, upfront license fees related to our homocysteine technology that has not recurred since. To return to and sustain profitability, we must increase recurring revenue by successfully licensing technologies with current and long-term revenue streams, and continue to build our portfolio of innovative technologies. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

     In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain therapy medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs. Developed and patented in Italy by CTTC's client, Prof. Giuseppe Marineo, DSc., the "Scrambler Therapy" technology was brought to CTTC through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A. The Calmare pain therapy medical device, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets. In February 2009, CTTC received FDA 510(k) clearance for U.S. sales of the device. Several thousand patients in various hospitals and medical centers have been successfully treated using the technology. CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution. U.S. and international patents are pending.

     Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights for Calmare device sales to a number of international distributors. Each distributor is required to obtain local sales authorization. These signed distribution agreements currently cover about 48% of the world's population (not including the US). We continue to seek additional international distribution partners.

     In the U.S. we are the distributor for the Calmare Pain Therapy medical device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 30 commissioned sales representatives. To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.

     In July 2008, to improve our financial condition we entered into an equity financing arrangement (the "2008 Agreement") with Fusion Capital for up to $5.0 million of cash through sales of our common stock, at our option. We raised approximately $2.0 million through this agreement and terminated it on August 5, 2009. On August 6, 2009 we entered into a new agreement (the "2009 Agreement") with Fusion Capital to raise up to $8.0 million dollars through sales of our common stock. We raised approximately $3.4 million through this agreement.

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

REVENUE RECOGNITION

     We earn revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory.

     We currently maintain a small inventory of our Calmare pain therapy medical device and we recognize revenue from those sales as devices are shipped to our customers.

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

     Our customers pay us license fees based on usage of the technology, or per unit fees, and we share the revenue with our clients. When we receive reports of sales or payments from customers, whichever occurs first, we record revenue for our portion, and record our obligation to our clients. Revenue we record is solely our share of the gross revenue, net of our clients' share, which is usually a fixed percentage, which may vary for each technology.

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

     Non-refundable, upfront license fee - We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement. Once delivery is complete, and the fee is collected, we have no continuing obligation. No upfront fees were received in fiscal 2010 or fiscal 2009.

     Royalty or per unit fees - The royalty or per unit rate is fixed in the license or distribution agreement, with the amount earned contingent upon our customer's usage of our technology or sale of our product. Some agreements may contain stipulated minimum monthly or annual fee payments to CTTC. We determine the amount of revenue to record when we can estimate the amount earned for a period. We receive payment or royalty reports on a monthly, quarterly or semi-annual basis indicating usage or sales of licensed technologies or products to determine the revenue earned in the period. Revenue may fluctuate from one quarter to another based on receipt of reports from customers.

     Revenue from foreign sources was $1,385,239 and $42,628, for 2010 and 2009, respectively. In fiscal 2010, revenue from Italian sources totaled $1,339,450, while revenue from Japanese sources totaled $32,314, in 2009.

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

CONCENTRATION OF REVENUES

     Approximately $1,941,000, or 97%, of 2010 revenue was derived from our pain therapy medical device. Of this amount, approximately $1,339,000, or 69%, was received from one customer, Life Episteme SARL We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

EXPENSES

     We recognize expenses related to evaluating, patenting and licensing inventions, and enforcing intellectual property rights in the period incurred.

     Cost of product sales includes payments of commissions for sales representatives as well as contractual payments to inventor and manufacturer relating to our Calmare pain therapy medical device. Costs associated with storing and shipping devices are also included in cost of product sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes the carrying amounts of cash, accounts receivable, inventory, accounts payable, and accrued expenses and other liabilities approximate fair value due to their short-term maturity.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. Cash equivalents are carried at cost.

INVENTORY

     Inventory consists of finished product of our pain therapy device. Inventory is stated at lower of cost (first in, first out) or market.

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

INCOME TAXES

     Income taxes are accounted for under an asset and a liability approach that requires recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

NET INCOME (LOSS) PER SHARE

     We calculate basic net income (loss) per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Net income (loss) per share, assuming dilution, is calculated giving effect to all potentially dilutive securities outstanding during the period.

SHARE-BASED COMPENSATION

     The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 718 - "Compensation - Stock Compensation." Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

     Our accounting for share-based compensation has resulted in our recognizing non-cash compensation expense related to stock options granted to employees, which is included in personnel and other direct expenses related to revenues, and stock options granted to our directors, which is included in general and administrative expenses.

SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. In 2010, the company issued 86,933 registered shares of common stock valued at $212,116 to Fusion Capital II, LLC as the initial commitment shares per our 2009 equity financing agreement. During fiscal 2010, the Company issued 2,075,000 shares of common stock to Crisnic Fund, S.A. Of this, the Company received $1,117,747 for 1,202,769 shares of stock subsequent to year-end. This was reflected as a receivable in our consolidated financial statements at July 31, 2010. The remaining 627,133 shares were valued at $0.90 per share and are reflected as a reduction of equity in our consolidated financial statements at July 31, 2010. During fiscal 2010 we amortized $301,288 of deferred financing costs related to this equity financing agreement against Capital in Excess of Par Value. In 2009, the Company issued 63,280 registered shares of common stock valued at $123,397 to Fusion Capital II, LLC as initial commitment shares per our 2008 equity financing agreement. During fiscal 2009 we amortized $262,176 of deferred financing costs related to this equity financing agreement against Capital in Excess of Par Value. Non-cash financing activities included $29,947, and $52,451, in 2010 and 2009 respectively, of stock issued pursuant to our 401(k) plan and a directors' stock plan.

FISCAL YEAR

     Our fiscal year ends July 31, and our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively. Fiscal year 2010 is the year ended July 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

                                          Year ended July 31,
                                        ----------------------
                                              2010       2009
                                        -----------  ---------
Provision (benefit) at U.S. federal
  statutory rate                            (34.0)%    (34.0)%
State provision (benefit), net of U.S.
  federal tax                                 (4.8)      (5.3)
Permanent differences                          0.9        0.8
Expiration of capital loss
  carryforwards                                  -        6.8
Other items                                  (10.9)       0.4
Deferred tax valuation allowance              48.8       31.3
                                        -----------  ---------
Effective income tax rate                      0.0%       0.0%
                                        ===========  =========

     Net deferred tax assets consist of the following:

                                      JULY 31, 2010    July 31, 2009
                                      ---------------  ---------------
Net federal and state operating loss
  carryforwards                       $   11,263,270   $   10,292,301
Net capital loss carryforwards               116,307          120,002
Impairment of investments                    530,970          550,506
Other, net                                   476,753          432,835
                                      ---------------  ---------------
  Deferred tax assets                     12,387,300       11,395,644
Valuation allowance                      (12,387,300)     (11,395,644)
                                      ---------------  ---------------
Net deferred tax assets               $            -   $            -
                                      ===============  ===============

     At July 31, 2010, we had aggregate federal net operating loss carryforwards of approximately $28,786,000, which expire at various times through 2030. A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability. We also have state net operating loss carryforwards of approximately $26,065,000 that expire through fiscal year 2030.

     Approximately $4,053,000 of our NOL carryforward remaining at July 31, 2010 was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

     Changes in the valuation allowance were as follows:

                                                 Year ended July 31,
                                            -------------------------
                                                   2010         2009
                                            -----------  ------------
Balance, beginning of year                  $11,395,644  $10,308,114
Change in temporary differences                  24,382     (107,871)
Change in net operating and capital losses      967,274    1,195,401
                                            -----------  ------------
Balance, end of year                        $12,387,300  $11,395,644
                                            ===========  ============

     Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

     At July 31, 2010 and July 31, 2009, we had no uncertain tax positions.

     We include interest and penalties on the underpayment of income taxes in income tax expense.

     We file income tax returns in the United States and Connecticut. The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005. Our open tax years for review are fiscal years ending July 31, 2007 through 2009. The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.     NET INCOME (LOSS) PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                            Year ended July 31,
                                          ---------------------
                                                2010       2009
                                          ----------  ---------
Denominator for basic net income
  (loss) per share, weighted average
  shares outstanding                      10,832,043  8,740,419
Dilutive effect of common stock options   N/A         N/A
Denominator for net income (loss)
  per share, assuming dilution            10,832,043  8,740,419
                                          ==========  =========

     Options to purchase 709,000 and 770,750 shares of our common stock at July 31, 2010, and 2009, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the years ended July 31, 2010, and 2009, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options would have been anti-dilutive.


5.     EQUITY FINANCING

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

     Through July 31, 2009, we sold 1,500,000 shares, and issued 16,783 Commitment Shares, of our common stock to Fusion Capital. The proceeds of $1,988,659 were used to fund general working capital needs.

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

     Subject to our right to suspend sales of our common stock at any time and to terminate the 2009 Agreement at any time, Fusion Capital was obligated to purchase up to $75,000 of our common stock each two business days (the "Base Purchase Amount"). No sales will be made below a $1.00 per share floor price. The sale price per share will be the lower of the lowest sales price on the sale date or an average of the three lowest closing prices during the 12 consecutive trading days prior to the sale date.

     Through July 31, 2010, we sold 1,788,957 shares, and issued 37,394 Commitment Shares, of our common stock to Fusion Capital. The proceeds of $3,441,479 were used to fund general working capital needs.

     We have incurred cash costs relating to the completion of the 2009 Agreement, including professional fees, listing fees and due diligence costs. We have capitalized all of the cash costs, aggregating $89,172, as deferred financing costs. We amortize these cash costs along with the Initial Commitment Shares, and charge them against capital in excess of par value on a pro-rata basis as we sell shares to Fusion Capital, based upon the ratio of the shares sold compared to the total number of shares available to be sold over the life of the 2008 Agreement. As of July 1, 2010 all available shares had been sold to Fusion, therefore, all deferred financing fees have been charged against capital in excess of par value.

     On June 2, 2010, we entered into an agreement with Crisnic Fund, S.A. to sell up to two million share of our common stock to Crisnic at a 15% discount from the volume weighted average price on the date the SEC declared our registration statement effective. As part of the agreement, Crisnic was entitled to $10,000 cash and 75,000 shares of our common stock as a fee.

     The SEC declared our registration statement effective on July 14, 2010. The volume weighted average price on that day was $2.40 per share and the 15% discount priced the shares at $2.04 per share. During this same period, June and July 2010, the Company also received notification of its pending delisting from the NYSE Amex (see below). Although the Company believed completing the Crisnic Agreement would enable it to comply with the NYSE Amex's continued listing standards, market conditions existing at the time, primarily the threat of the Company being delisted from the NYSE Amex, led to a significant increase in short sales and a rapid decrease in the stock price.

     Following the closing date for the sale, the stock price went down rapidly, to the point where Crisnic was unable to complete the funding for the transaction. Because the stock was trading below the discounted price of $2.04, portions of the shares could not be sold to third parties at the agreed-upon price, as had been planned by Crisnic. Shares were sold in several traunches, initially at the agreed upon price per share of $2.04, and as market conditions worsened, at lower prices which would still enable the Company to receive the necessary financing. No shares were sold below $0.90.

     The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including the 75,000 shares given to Crisnic as a fee). The remaining 627,133 shares of stock remain outstanding and are reflected as a receivable reducing equity in our financial statements. These shares were valued at $0.90. Due to current market conditions, we have suspended our plans to sell these shares.

We also incurred cash costs relating to the Crisnic agreement, including legal and auditing fees, exchange listing fees, and due diligence costs totaling $140,112. These costs have been charged against capital in excess of par value.

     On December 2, 2008, we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide. As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant. We were only non-compliant with the stockholders' equity component.


     On December 18, 2008, the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010. On January 22, 2009, the Exchange accepted our business plan.

     As required by the rules of the NYSE Amex, on June 4, 2010 the Exchange notified CTTC that the Exchange intended to file a delisting application with the Securities and Exchange Commission ("SEC") to strike the listing of CTTC's securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide. CTTC filed an appeal of the delisting determination and requested an oral hearing before a Listing Qualifications Panel of the Exchange ("the Panel"). CTTC's request for an oral hearing stayed the scheduled delisting of the Company's securities pending the Panel's determination.

     On August 25, 2010 the Company had its oral hearing before the Panel. On August 30, the Company announced that the Panel had affirmed the Exchange Staff's determination to delist the Company's securities. On September 3, 2010, the Company's securities began trading on the OTCQB marketplace under the ticker symbol CTTC. On October 5, 2010, the Company's securities began trading on the OTC market's top tier, the OTCQX.

6.     RECEIVABLES

Receivables consist of the following:

                                          JULY 31, 2010   July 31, 2009
                                          --------------  --------------
Accounts Receivable                       $    1,339,488  $            -
Royalties, net of reserve of $101,154 at
 July 31, 2010 and 2009                        1,045,681          88,023
Advance to GEO MC Co. Ltd.                             -         107,989
Due from Crisnic Fund S.A.                     1,117,747               -
Other                                             33,656           3,607
                                          --------------  --------------
     Total                                $    3,536,572  $      199,619
                                          ==============  ==============

     The amount indicated as Due from Crisnic Fund S.A. represents funds to be received from the equity sale (see NOTE 5) we entered into on June 2, 2010. These funds were received in their entirety by September 17, 2010.

     GEOMC Co. Ltd., as a commercialization partner, has invested in a production line for the pain therapy medical device, and builds inventory for the Company. The Company received repayment of the advance as these machines were shipped to our distributors and other customers during fiscal 2010.


7.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

                                           JULY 31, 2010    July 31, 2009
                                           ---------------  ---------------
Equipment and furnishings                  $      434,383   $      419,802
Leasehold improvements                            113,838          113,838
                                           ---------------  ---------------
 Property and equipment, gross                    548,221          533,640
Accumulated depreciation and amortization        (384,303)        (330,628)
                                           ---------------  ---------------
 Property and equipment, net               $      163,918   $      203,012
                                           ===============  ===============

Depreciation expense was $55,009 and $61,341, in 2010 and 2009, respectively.

8.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

                                 JULY 31,  July 31,  Number of
                                     2010      2009     shares          Type
                                 --------  --------  ---------  ------------
Security Innovation, Inc.              --        --    223,317  Common stock
Xion Pharmaceutical Corporation        --        --         60  Common stock

     In prior years, we acquired 3,129,509 shares of NTRU Cryptosystems, Inc. ("NTRU") common stock, and certain preferred stock that later was redeemed, in exchange for cash and a reduction in our future royalty rate on sales of NTRU's products. NTRU was a privately held company that sold encryption software for security purposes, principally in wireless markets. There was no public market for NTRU shares. In 2003, we wrote down the value of NTRU to $0, but we continued to own the shares. On July 22, 2009, all NTRU assets were acquired by Security Innovation, an independent provider of secure software located in Wilmington, MA. We received 223,317 shares of stock in the privately held Security Innovation for our shares of NTRU.

     In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. We received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010. CTTC currently owns 33% of the outstanding stock of Xion Pharmaceutical Corporation.

9.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

                                           JULY 31, 2009   July 31, 2009
                                           --------------  --------------
Prepaid insurance                          $       25,283  $      125,198
Prepaid investor relations service                 20,000          20,000
Prepaid employee benefits                               -          18,158
Other                                              23,797          43,433
                                           --------------  --------------
Prepaid expenses and other current assets  $       69,080  $      206,789
                                           ==============  ==============

10.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                        JULY 31, 2010   July 31, 2009
                                        --------------  --------------
Royalties payable                       $      362,435  $       54,093
Deferred executive payroll                     152,808         126,538
Accrued 401(k) contribution                     50,000          50,000
Accrued directors stock compensation            12,308          30,000
Accrued audit fee                               77,748         100,000
Accrued legal fees                              22,769         197,214
Accrued Directors Fees                           3,833          59,833
Due to GEOMC                                   289,981               -
Accrued license fees                            40,000               -
Accrued commissions                             80,000               -
Recruiting Fees                                 35,000               -
Unclaimed property liability                    24,981          25,431
Other                                           77,015          39,253
                                        --------------  --------------
Accrued expenses and other liabilities  $    1,228,878  $      682,362
                                        ==============  ==============

11.     SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

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

                                           JULY 31, 2010  July 31, 2009
                                           -------------  -------------
Common shares reserved for issuance on
   exercise of options                           530,000        581,750
Shares available for future option grants              -              -

     Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2010 and 2009 is 9,000, and 14,000, respectively.

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

     The following information relates to the 2000 Directors' Stock Option Plan:

                                           JULY 31, 2010  July 31, 2009
                                           -------------  -------------
Common shares reserved for issuance on
  exercise of options                            170,000        175,000
Shares available for future option grants              -        132,000

  On January 2, 2009 and 2010 we issued each Director 10,000 options as prescribed by the plan. As this plan expired in January 2010, no further option awards can be issued from this plan.

     Summary of Common Stock Options - The total fair value of shares vested in 2010 and 2009 was $171,978 and $244,118, respectively, of non-cash compensation expense. Of this amount, $127,223 and $211,768, respectively, was included in personnel and other direct expenses relating to revenues, from stock options granted to employees in current and prior years, and vesting during 2010 and 2009. Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year. As of July 31, 2010, there was approximately $36,144 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan. This cost is expected to be recognized over a weighted average period of 1.16 years. Included in the $171,978 of expense recognized in 2010 is $44,755 of noncash compensation expense, included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant. In 2009, we recognized additional non-cash expense of $32,350 included in general and administrative expenses.

     We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                YEAR ENDED JULY 31,
                              ----------------------
                                    2010       2009
                              -----------  ---------
Dividend yield (1)                   0.0%       0.0%
Expected volatility (2)             75.0%      79.0%
Risk-free interest rates (3)         2.7%       1.7%
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

     A summary of the status of all our common stock options as of July 31, 2010 and 2009, and changes during the years then ended is presented below.

                                  2010                         2009
                       ---------------------------  ---------------------------
                                WEIGHTED                     Weighted
                                AVERAGE  AGGREGATE           Average  Aggregate
                                EXERCISE INTRINSIC           Exercise Intrinsic
                       SHARES   PRICE    VALUES     Shares   Price    Values
                       -------- -------- ---------  -------- -------- ---------
Outstanding at
  beginning of year    770,750  $   2.91 $ 102,933  806,325  $   2.96 $ 280,190
Granted                 40,000      1.87             50,000      1.01
Forfeited              (98,750)     5.76            (64,325)     2.55
Exercised                    -         -            (20,000)     1.26
Expired or terminated   (3,000)     5.56         *   (1,250)     4.22
                       -------- -------- ---------  -------- -------- ---------
Outstanding at
  end of year          709,000  $   2.44 $  78,920  770,750  $   2.91 $ 102,933
                       ======== ======== =========  ======== ======== =========
Exercisable at
  end of year          669,000  $   2.45 $  78,920  603,250  $   3.05 $  95,508
Weighted average fair
  value per share of
  options issued
  during the year               $   1.12                     $   0.65

     The total intrinsic value of stock options exercised during 2009 was $23,650. There were no stock option exercises in fiscal 2010. Total proceeds from stock option exercises were $25,107 in 2009. Generally, we issue new shares of common stock to satisfy stock option exercises.

     The following table summarizes information about all common stock options outstanding at July 31, 2010.

                         OUTSTANDING SHARES           EXERCISABLE SHARES
                ------------------------------  --------------------------------
                         WEIGHTED                         WEIGHTED
                         AVERAGE                          AVERAGE
                         REMAINING    WEIGHTED            REMAINING    WEIGHTED
RANGE OF        NUMBER   CONTRACTUAL  AVERAGE   NUMBER    CONTRACTUAL  AVERAGE
EXERCISE        OUTST-   LIFE IN      EXERCISE  EXERCIS-  LIFE IN      EXERCISE
PRICES          ANDING   YEARS        PRICE     ABLE      YEARS        PRICE
--------------  -------  -----------  --------  --------  -----------  ---------
1.01 - $2.50    233,000         7.63  $   1.84   193,000         7.77  $    1.76
2.51 - $3.50    440,000         6.56  $   2.53   440,000         6.56  $    2.53
3.51 - $6.50     27,000         3.69  $   4.53    27,000         3.69  $    4.53
6.51 - $11.04     9,000         0.36  $   7.50     9,000         0.36  $    7.50

     A summary of the status of the Company's non-vested shares as of July 31, 2010 and changes during the year ended July 31, 2010 is presented below:

                                        WEIGHTED
                                        AVERAGE GRANT
NON VESTED SHARES            SHARES     DATE FAIR VALUE
---------------------------  ---------  ----------------
Non vested at July 31, 2009   167,500   $           1.57
Granted                        40,000               1.12
Vested                       (162,500)              1.49
Forfeited and expired          (5,000)              1.43
                             ---------  ----------------
Non vested at July 31, 2010    40,000   $           1.46
                             =========  ================

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

     We issued 10,000 and 12,500 shares of common stock to eligible directors in 2010 and 2009, respectively, and charged to expense $18,650 and $12,563, in 2010 and 2009 respectively, for the shares issued under this plan. The following information relates to the 1996 Directors' Stock Participation Plan:

                                                   JULY 31, 2010  July 31, 2009
                                                   -------------  -------------
Common shares reserved for future share issuances         26,659         36,659

     There was no significant impact on the calculation of net loss per share for the years ended July 31, 2010 and 2009, as a result of the issuance of shares to our directors.

     During the second quarter of fiscal 2010, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 40,000 shares of common stock under the Directors' Stock Option Plan at a weighted average exercise price of $1.87 per share that vested immediately. The fair value of the options granted for the second quarter of fiscal 2010 was $44,755. The amount was recorded as non-cash compensation expense during the respective period.

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


12.     401(K) PLAN

     We have an employee-defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the "Plan"), for all employees age 21 or over, and meeting certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for each calendar year. We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

     Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. Our Directors ultimately approved a contribution to the plan of $50,000 for fiscal 2009. This contribution was made during the fourth quarter of fiscal 2010. On May 20, 2010, the Company contributed 33,783 shares of CTTC common stock to the 401(k) plan. The plan's forfeiture account funded 26,150 of these shares and the Company funded the remainder of 7,633 shares. These shares were valued at $1.48 per share, which was the closing price on February 16, 2010, the day the Board of Directors approved the contribution. For fiscal 2010, we have accrued $50,000 for our discretionary 401(k) contribution, subject to final approval by our directors.

13.     COMMITMENTS AND CONTINGENCIES

     Operating Leases - We have our offices in Fairfield, Connecticut under a lease of approximately 11,000 square feet of office space that began August 24, 2006, and will end August 31, 2013, with an option to renew for an additional five years.

     At July 31, 2010, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were:

YEAR ENDING JULY 31,              RENTAL PAYMENTS
--------------------------------  ----------------
2011                              $        521,112
2012                                       301,564
2013                                       305,010
2014                                        28,395
2015                                           132
                                  ----------------
 Total minimum payments required  $      1,156,213
                                  ================

Total rental expense for all operating leases was:

                            YEAR ENDED JULY 31,
                         ----------------------
                                2010       2009
                         -----------  ---------
Minimum rental payments  $   307,338  $ 303,156
Less: Sublease rentals        14,376     13,577
                         -----------  ---------
Net rent expense         $   292,962  $ 289,579
                         ===========  =========

     Employment Agreement - On February 2, 2007, we entered into an employment agreement with John B. Nano, our former President and Chief Executive Officer. He was also appointed Chairman of the Board at no additional compensation. This agreement was to expire on February 2, 2011. Pursuant to the terms of the agreement, Mr. Nano received a minimum base compensation of $350,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, and was eligible, in the event of a termination of his employment for other than cause, to receive the continuation of base compensation and benefits through the term of the agreement, but not less than twelve months. In the event of a change in control, as defined, he would have been eligible to receive a continuation of the amount of base compensation in effect immediately prior to such termination or resignation for a period equal to twice that for a termination without cause or for the remainder of the employment agreement term, whichever was longer. The agreement automatically renewed for one-year periods, unless notice was given 180 days in advance. Mr. Nano was also entitled to a car allowance or lease of a car equal to an S-class Mercedes. The 2007 agreement also called for the payment of $1 million to Mr. Nano and $650,000 to his legal advisors in settlement of his 2006 lawsuit against the former management of the Company.

     On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. (see below)

     Contingencies - Revenue based - As of July 31, 2010, CTTC and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $203,478, respectively, from grant funding received in 1994 and 1995. CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized $1,705 and $2,135 related to these obligations in 2010 and 2009.

     Contingencies - Litigation

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. Carolina Liquid was served on September 1, 2005.
As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences
(BPAI). In September 2008, the patent had been denied by the examiner, but that
denial was overruled by the BPAI.   Further action in this case is pending as
the BPAI decision has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado. We filed information refuting the examiner's appeal and continue to await the BPAI appeal decision.

     Ben Marcovitch and other co-defendants (Case completed) - On August 8, 2007, we announced that former CTTC Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTTC's five Directors for violating CTTC's Code of Conduct. At that time, CTTC also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTTC by Mr. Marcovitch. As announced on April 10, 2007, CTTC had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

     On August 31, 2007, we filed a Federal complaint in the U.S. District Court for the District of Connecticut against Mr. Marcovitch, Betty Rios Valencia, President and CEO of Agrofrut and former spouse of Mr. Marcovitch, John Derek Elwin, III, a former CTTC employee, and other defendants. The complaint claims that false and misleading information had been provided to CTTC in a conspiracy to fraudulently obtain funds from CTTC using the Agrofrut transaction. We have requested, among other relief, punitive damages and attorneys' fees. It is our opinion and that of our Board of Directors that this lawsuit is required to recover our $750,000 and to settle outstanding issues regarding the named parties.

     On October 22, 2007, at a show cause hearing, the Court stated that all defendants named in the case, and their associates, were enjoined from any further use of any remaining part of the $750,000 received from CTTC. The Court ordered a full disclosure of all accounts where remaining funds are held, and a complete description of the disposition of any portion of the CTTC payment must be made to CTTC's counsel. On October 30, 2007, in amended complaint, CTTC sought injunctive relief and damages against Sheldon Strauss for conspiring with Mr. Marcovitch to unlawfully solicit proxies in violation of Securities Exchange Act of 1934.

     At a December 7, 2007 hearing, the Court requested CTTC to specify an appropriate Prejudgment Remedy for the Court to consider. On December 20, 2007, a Prejudgment Remedy was issued granting garnishment of the $750,000 CTTC is seeking to recover.

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

     On August 15, 2008 CTTC filed a motion for Summary Judgment. A Memorandum in Opposition was filed by Marcovitch et al on September 15, 2008. CTTC responded to the Memorandum on September 24. The judge denied the Summary Judgment Motion on April 6, 2009. On June 1, 2009, the Judge granted permission to CTTC to enter a Motion for Default Judgment against Agrofrut and Sheldon Strauss. On June 4, 2009, the Judge granted permission for CTTC to enter a Motion for Default Judgment against Ben Marcovitch and Betty Rios Valencia. These Default motions were filed on June 15, 2009.

     On September 8, 2009, the Judge ruled favorably on CTTC's motion for default judgment. The judgment entered against Marcovitch, Rios Valencia, Agrofrut and Strauss, jointly and severally, is for $750,000, as well as reasonable attorneys' fees and costs of $600,788. Additionally, judgments were entered against Marcovitch, Rios Valencia, and Agrofrut, jointly and severally, for $2.25 million, treble damages, and for $600,788, punitive damages. A judgment was also entered against Rios Valencia and Agrofrut, jointly and severally, for punitive damages of $750,000. The judge confirmed that Marcovitch was properly removed as a member of CTTC's Board of Directors and issued a permanent injunction prohibiting Marcovitch from holding himself out as a member of CTTC's Board. A judgment was entered against Strauss prohibiting Strauss from soliciting proxies in contravention of the SEC rules and regulations. Based on the Court's rulings, CTTC will now proceed to collect all funds possible from the parties.

     Employment matters - former employee (Cases pending) - In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX). In February 2005, OSHA found probable cause to support the employee's complaint and ordered reinstatement and payment of damages. CTTC filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ"). Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee's claim without relief. The employee then appealed the case to the Administrative Review Board ("ARB"). In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTTC based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof. In January 2009, the ALJ ruled in favor of CTTC on the ARB remand. The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB's decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

     In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTTC and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract. In March 2008, OSHA dismissed the employee's complaint citing the lack of probable cause. The employee filed objections and requested de novo review by an ALJ. In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court. In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

     On September 5, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTTC did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTTC paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit. On July 1, 2009, the judge ruled in favor of the former employee's motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

     John B. Nano vs. Competitive Technologies, Inc - On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the Securities and Exchange Commission on September 13, 2010, and September 17, 2010.

     Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of Competitive Technologies, Inc.

     On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim and an Application for an Order Pendente Lite for breach of his employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. At a hearing on October 4, 2010, initial conversations with the judge indicate that further conversations may occur prior to any requirement for CTTC to post bond. Mr. Nano is seeking $750,000 that he claims was owed under his contract had he been terminated without cause. Mr. Nano's employment contract with the Company had called for arbitration, which has been requested to resolve this conflict.

     Federal Insurance Co. (Case completed) - On April 2, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal. CTTC asserts that Federal is obligated to insure CTTC for its legal fees and $750,000 loss associated with the case involving Ben Marcovitch and other co-defendants.

     In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter with Federal.

     Consultants - We engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice. Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant. For the year ended July 31, 2009, we neither accrued nor paid incentive compensation under such contracts. For fiscal 2010, we recorded $126,000 in expense under such contracts.

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

14.     RELATED PARTY TRANSACTIONS

     Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and other direct expenses relating to revenues.

     We incurred charges of $300, and $54,000 in 2010 and 2009, respectively, for consulting services provided by a relative of our President and CEO.

15.     SUBSEQUENT EVENTS

     As mentioned in Note 6, on September 3, 2010, the Company's stock was delisted from the NYSE Amex and began trading on the OTCQB Marketplace under the ticker symbol CTTC. On October 5, 2010, the Company's stock began trading on the OTC market's top tier, the OTCQX.

     On September 3, 2010 the Company announced that it had removed John B. Nano as Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct.

     On September 3, 2010 the Board of Directors of Competitive Technologies, Inc. elected Johnnie Johnson as Chief Executive Officer and Chief Financial Officer of the Corporation and William Reali, a current director, as Chairman of the Board of Directors of the Company.

     On September 13, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as a Director of the Company in all capacities for cause, consisting of violation of his fiduciary duties to the Company and violation of the Competitive Technologies, Inc. Corporate Code of Conduct, consisting of violations of his duty of undivided loyalty, conflicts of interest, improper utilization of company assets for personal benefit, inaccurate and incomplete communications with the Board of Directors and the public, withholding information from the Board of Directors and other matters.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First        Second        Third         Fourth
YEAR ENDED JULY 31, 2010   Quarter      Quarter       Quarter       Quarter
                           -----------  ------------  ------------  ------------
Total revenues             $  144,127   $   268,353   $   530,977   $ 1,066,225
Operating loss (1)           (755,756)     (745,116)     (739,480)     (468,255)
Net loss                     (755,726)     (745,098)     (739,465)     (468,245)
Net loss per share:
 Basic                          (0.08)        (0.07)        (0.07)        (0.04)
 Assuming dilution              (0.08)        (0.07)        (0.07)        (0.04)
Weighted average number of
 common shares outstanding
   Basic                    9,885,432    10,526,100    11,056,632    11,867,328
   Assuming dilution        9,885,432    10,526,100    11,056,632    11,867,328
YEAR ENDED JULY 31, 2009
Total revenues             $  103,801   $    28,746   $   167,177   $    48,516
Operating loss (1)           (973,456)     (934,005)     (757,336)     (822,373)
Net loss                     (968,100)     (932,397)     (757,096)     (822,231)
Net loss per share:
 Basic                          (0.12)        (0.11)        (0.09)        (0.09)
 Assuming dilution              (0.12)        (0.11)        (0.09)        (0.09)
Weighted average number of
 common shares outstanding
   Basic                    8,212,461     8,440,698     8,810,314     9,500,482
   Assuming dilution        8,212,461     8,440,698     8,810,314     9,500,482

(1) Operating (loss) is defined herein as revenues less expenses, excluding investment income, and income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANT

     N/A

ITEM  9A(T).  CONTROLS  AND  PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of July 31, 2010, our disclosure controls and procedures were effective. Changes in Internal Control over Financial Reporting

     During the quarter ended July 31, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's  Report  on  Internal  Control  over  Financial  Reporting
-----------------------------------------------------------------------

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

     Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010. Based on this assessment, management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

ITEM 9B. OTHER INFORMATION

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     All persons named below are directors of CTTC on the filing date of this document. No director or executive officer is related by family to any other director or executive officer. The following table sets forth information regarding each director according to information furnished to us by each:

                               POSITIONS CURRENTLY  COMMITTEE    DIRECTOR OF
NAME                      AGE  HELD WITH CTTC       MEMBERSHIPS  CTTC SINCE
------------------------  ---  -------------------  -----------  -------------
Joel M. Evans, M.D.        49  Director             A, N         February 2007

Richard D. Hornidge, Jr.   63  Director             A, C*        February 2007

Rustin Howard.             52  Director             C, N*        October 2007

                               Chairman of the
William L. Reali           67  Board of Directors   A*, C, N     February 2007

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

WILLIAM L. REALI. Mr. Reali is a Certified Public Accountant with the firm of Reali, Giampetro and Scott in Canfield, Ohio. The firm provides auditing and other related accounting and tax services to a diverse group of business clients. Over the past five years, Mr. Reali's primary responsibility with the firm has been business consulting, working with large and small national and multinational clients. He has worked with distressed companies, assisting them with cost reduction, turn-around programs and re-organization. Mr. Reali assumed the roll of Chairman of the Board of Directors on September 3, 2010.

     Serving as Chairman of various community associations, Mr. Reali donates a great deal of time to local organizations.

Mr. Reali received his BA from Youngstown State University.

GENERAL INFORMATION - BOARD OF DIRECTORS

     Competitive Technologies Board of Directors is responsible for supervision of the overall affairs of the Company. To assist it in carrying out its duties, the Board has delegated certain authority to several committees. Following the Annual Meeting in 2010, the board consisted of five directors. In the interim between Annual Meetings, the Board has the authority under the by-laws to increase or decrease the size of the Board and to fill vacancies.

     The Nominating and Corporate Governance Committee is responsible for leading the search for qualified individuals for election as directors to ensure the Board has the right mix of skills, expertise and background. The Board believes that the following attributes are key to ensuring the continued vitality of the Board and excellence in the execution of its duties: experience as a leader of a business, firm or institution, mature and practical judgment; the ability to comprehend and analyze complex matters; effective interpersonal and communication skills; and strong character and integrity. Each of the Company's directors has these attributes. In identifying potential director candidates, the Committee and the Board also focus on ensuring that the Board reflects a diversity of experiences, backgrounds, and individuals.

     The Competitive Technologies Board is composed of a diverse group of leaders in their respective fields. Many of the current directors have experience in running small entrepreneurial organizations similar to Competitive Technologies.

     The Committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experiences of its Board members described in the table below, provide the Company with the perspectives and judgment necessary to guide the Company's strategies and monitor their execution.


Joel M. Evans, M.D.      -Founder and Director of Women's Health Center in
                           Stamford, CT.
                         -Senior faculty member of The Center for Mind Body
                           Medicine in Washington DC.
                         -Assistant Clinical Professor at Albert Einstein
                           College of Medicine.
                         -Member of Scientific Advisory Board for Metagenics,
                           Inc.

Richard D. Hornidge, Jr. -Former President of Travis Associates employement
                         -Former program coordinator for Raytheon
                         -US Naval veteran

Rustin Howard            -Principal of Whitesand Investments, LLC
                         -Chairman of DeepGulf, Inc.
                         -Co-owner and officer of Silver Bullet Technology
                         -Former CEO & Chairman of Phyton, Inc.
                         -Former President & CEO of BioWorks, Inc.

William L. Reali         -CPA & Principal in firm of Reali, Giampetro and Scott
                         -Chairman of various community associations.
                         -Consultant to large and small national and multi-
                           national clients.
                         -Experience with distressed companies and turn-around
                           programs.

EXECUTIVE OFFICERS

     The name of our executive officer, his age and background information is as follows:

     Johnnie D. Johnson, 72, has served as our Chief Executive Officer and Chief Financial Officer since September 2010. Mr. Johnson brings over 30 years of experience to his role as Chief Executive Officer and Chief Financial Officer of Competitive Technologies. After obtaining his BS in Business and Accounting from University of Findlay in 1960 and his MBA from Bowling Green University in 1976, Mr. Johnson went to work with the original Marathon Oil Company (a Fortune 40 company) in 1960, where he remained until Marathon was acquired by USX in 1982. At Marathon, Mr. Johnson undertook numerous positions, including Auditor, Controller, and finally Assistant to the President and CEO where he was responsible for investor relations, crude oil trading, liaison activities with other operation components of Marathon and merger/acquisition coordination. While at Marathon Oil, he was singled out by Institutional Investor magazine as one of the foremost practitioners of investor relations in the US. From 1982 to 1986, after its acquisition of Marathon, Mr. Johnson joined USX (formerly US Steel and a Fortune 20 company), where as Assistant Corporate Comptroller he was responsible for investor relations and strategic planning. From 1986 to 1991, Mr. Johnson was Managing Director of Georgeson & Co., an investor relations, proxy solicitation, and shareholder analysis firm with 160 employees. Mr. Johnson served as chairman and CEO for seven years of Johnnie D. Johnson & Co., an investor relations firm from 1991 to 1998, serving over 150 clients. Most recently, Mr. Johnson has assisted the Company in his role as Chief Executive Officer of IR Services, LLC (previously Strategic IR, Inc.), beginning in 1998 through present. Mr. Johnson is a graduate of Harvard's Advanced Management Program, and was previously a licensed CPA.

     Mr. Johnson has been highly active within the investor relations community, having served as chairman of both the National Investor Relations Institute
(NIRI) and the NIRI foundation, as well as president of the Petroleum Investor Relations Association. He is a member of the Investor Relations Association, and a former member of NIRI and the American Institute of CPAs. His publications include, "Establishing the Investor Relations Function," in The Handbook of Investor Relations, edited by Donald R. Nichols, 1989, Dow Jones-Irwin, and, "Investor Relations: A Marketing Function," in Experts in Action: Inside Public Relations, 2nd ed., edited by C. Burger, 1989, Longman Inc. In addition, he has lectured extensively in the US, Europe and Asia on the subjects of investor relations and financial statement analysis.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). SEC regulations require reporting persons to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2010 and our own records, we believe that all Section 16(a) filing requirements for our officers and directors were complied with on a timely basis.

CORPORATE GOVERNANCE

     CTTC's Corporate Governance Principles, Corporate Code of Conduct (covering all employees and directors), the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are all available on our website at www.competitivetech.net/investors/governance.html.

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

     The Audit Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Audit Committee is an independent director in accordance with the applicable rules of the Securities Exchange Act of 1934. It has also determined that each member is financially literate and has identified Mr. Reali, who is a certified public accountant, as an audit committee financial expert as defined by the Securities and Exchange Commission. The Audit Committee operates pursuant to its charter, which was adopted by the Board, a copy of which was filed as Appendix A to our 2004 Proxy Statement. The Audit Committee evaluates the adequacy of its charter annually.

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

     The Compensation Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Compensation Committee is (1) a non-employee director within the meaning of Rule 16-b3(i) under the Securities Exchange Act of 1934, and (2) an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986 (the "Internal Revenue Code").

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

     The Nominating Committee is to be composed of not less than three of our independent directors. The Board has determined that each member of the Nominating Committee is an independent director in accordance with the applicable rules of the Securities Exchange Act of 1934. The Nominating Committee operates pursuant to its charter, which was adopted by the Board, a copy of which was filed as Appendix B to our 2004 Proxy Statement.

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

MEETINGS AND ATTENDANCE

     During the fiscal year ended July 31, 2010, the board of directors met 6 times. The audit committee held four meetings during the fiscal year ended July 31, 2010. The compensation committee held three meetings during the fiscal year ended July 31, 2010. The nominating and corporate governance committee held one meeting during fiscal year ended July 31, 2010. In 2010, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee with the exception of Dr. Joel Evans, M.D. who attended only 50% of the Board meetings for fiscal 2010. We and the board expect all directors to attend the next Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the named executive officers that served during the fiscal years 2010 and 2009.

NAME AND                                            OPTION ALL OTHER
PRINCIPAL POSITION           YEAR SALARY      BONUS AWARDS COMPENSATION TOTAL
---------------------------- ---- ----------- ----- ------ ------------ --------
Current Executive Officers:
John B. Nano (1)
 Chairman of the Board
 of Directors, President     2010 $350,000(8) $   - $      $  42,124(2) $392,124
and Chief Executive
 Officer, Interim Chief
 Financial Officer           2009  350,000(6)     -           39,889(3)  389,889
Aris D. Despo
 Executive Vice President -  2010  210,000(8)     -        $   8,493(4)  218,493
 Business Development        2009  209,999(7)     -            7,584(5)  217,583
John P. Rafferty
 Vice President and          2010    115,000      -        $   5,625(4)  120,625

 Controller                  2009    115,001      -            4,151(5)  119,152

(1) Mr. Nano's salary does not include any additional compensation for serving as Chairman of the Board.
(2) Includes $25,352 for payment of auto lease, $6,225 for auto repairs, and discretionary contribution of 7,126 shares of CTTC common stock (valued at $10,547) contributed to the Company's 401(k) plan.
(3) Includes $30,461 for payment of auto lease, $1,161 for auto repairs, and discretionary contribution of 5,511 shares of CTTC common stock (valued at $8,267) contributed to the Company's 401(k) plan.
(4) Represents discretionary contribution to 401(k) plan of 5,738 shares of CTTC common stock for Mr. Despo and 3,800 shares for Mr. Rafferty.
(5) Represents discretionary contribution to the Company's 401(k) plan of 5,056 shares of CTTC common stock for Mr. Despo and 2,767 shares for Mr. Rafferty.
(6) Beginning in January 2009, Mr. Nano began deferring one half his salary until the company is in a stronger cash flow position. This amount includes deferred wages of $94,231.
(7) Beginning in January 2009, Mr. Despo began deferring a portion of his salary until the company is in a stronger cash flow position. This amount includes deferred wages of $32,308.
(8)  Includes deferred wages of $10,115 for Mr. Nano, and $16,153 for Mr. Despo.

GRANTS OF PLAN BASED AWARDS

There were no grants of plan-based awards during fiscal 2010 or fiscal 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                  NUMBER OF       NUMBER OF
                  SECURITIES      SECURITIES
                  UNDERLYING      UNDERLYING
                  UNEXERCISED     UNEXERCISED                OPTION
                  OPTIONS         OPTIONS           OPTION   EXPIRATION
NAME              EXERCISABLE(1)  UNEXERCISABLE(1)  PRICE    DATE
----------------  --------------  ----------------  -------  ----------
John B. Nano          400,000(3)                -   $  2.52     2/02/17
Aris D. Despo            15,000          15,000(2)     2.25     9/28/17
John P. Rafferty          7,500           7,500(2)     2.25     9/28/17

(1)  Option awards under our 1997 Employees Stock Option Plan.
(2)  Vesting schedule: 50% each on September 28, 2010, and 2011, respectively.
(3) Since John B. Nano was terminated for cause on September 3, 2010, these options are no longer exercisable.

OPTION EXERCISES DURING FISCAL YEAR 2010

     There were no options exercised during fiscal year 2010.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

     On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the Securities and Exchange Commission on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of Competitive Technologies, Inc. As Mr. Nano was terminated for cause, the Company believes there are no further amounts due on the contract. On September 23, 2010 the Company was served notice that John B. Nano, our former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim and an Application for an Order Pendente Lite for breach of his employment contract
with us.   The applications were filed in the State of Connecticut Superior
Court in Bridgeport, CT.

     Mr. Nano is seeking $750,000 that he claims was owed under his contract had he been terminated without cause.

     John B. Nano signed an employment agreement with the Company in February 2, 2007. The agreement provided for employment for a period of three years from the effective date, ending at the close of business on February 2, 2010. The agreement states that the Company employed Mr. Nano as its President and Chief Executive Officer, and that he reports to the Company's Board of Directors. The agreement also states that Mr. Nano was appointed to the Board as its Chairman, without any additional compensation. The agreement established his starting annual base salary at $350,000, subject to reviews and increases at the sole discretion of the Board. The complete agreement, including all terms and definitions, can be found at www.sec.gov with the current report on Form 8-K dated February 6, 2007.

     Mr. Nano's responsibilities and duties were appropriate to the position of Chief Executive Officer the Company, including, without limitation, developing and implementing an overall strategic plan and annual business plans, raising new capital, and supervising day-to-day operations. The agreement entitled Mr. Nano to receive a yearly bonus of up to 50% of his base compensation, based upon the Company's performance and his performance of objectives during that time period as determined by the Compensation Committee of the Board. Mr. Nano's agreement provided for reimbursement of business related expenses, a leased car, and participation in employee benefit programs and plans.

     The company granted Mr. Nano ten year options ("Plan Options") for the purchase of an aggregate of 400,000 shares of the Company's common stock at the mean average of the high and low share price on the effective date of the agreement. The Plan Options vested 25% on each of the following four dates: immediately upon employment: on each successive one-year anniversary of the date of employment.

     If Mr. Nano resigned his employment for good reason, or the Company terminated his employment without cause, he would have entitled to receive all accrued but unpaid salary and benefits through the date of termination plus severance benefits. In the event Mr. Nano resigned from the Company without good reason, or if the Company terminated his employment with cause, the Company would have had no liability to him except to pay his base compensation and any accrued benefits through his last day worked, and he would not have been entitled to receive severance or other benefits.

     In the event of Mr. Nano's death, or if he was unable to fulfill his obligations to the Company due to illness, injury, physical or mental incapacity or other disability, for any 120 days within any 12 month period, all obligations under the agreement would have been terminated; except that: the Company would have paid his base compensation and accrued benefits to him or to his estate, and any unvested Plan Options granted under this agreement would have become fully vested and immediately exercisable for a period of one year by him or his estate. In the event of his death, any post-retirement benefits would have been paid to his estate. In the event of his disability, he would have been reimbursed for one-time premium post-retirement health coverage not to exceed $120,000.

     If the Company terminated Mr. Nano's employment without cause in conjunction with a Change in Control, he would have been entitled to receive all accrued but unpaid salary and benefits through the date of termination plus the Change in Control benefit.

     The agreement's severance benefit granted to Mr. Nano provided for no less than twelve months continuation of his base compensation, his employment benefits, vesting of Options granted, and reimbursement for post retirement health coverage.

     The agreement's Changes in Control benefit granted to Mr. Nano provided for continuation of compensation in effect to be paid for a period of either twice the amount of the severance benefit period, or the remainder of his employment term, whichever was longer; continuation of his employment benefits and reimbursement for post-retirement health care benefits; and full and immediate vesting of any unvested but outstanding Options

COMPENSATION DISCUSSION AND ANALYSIS

     The purpose of CTTC's Incentive Plan, approved by the Board on November 22, 2005, is to attract and retain personnel of experience and ability by providing an incentive to those who contribute to the successful operation of CTTC. The Incentive Plan provides for eligible employees to earn an annual bonus incentive in cash. The targeted annual bonus incentive award is a percentage of the participant's salary earned during the plan year, as defined in the Incentive Plan, and is comprised of two parts, 50% of which is dependent upon attainment of financial performance metrics that serve as our company wide goals and objectives and are set at the beginning of the year (the "Company Component"), and 50% of which is dependent upon the individual's performance compared to each individuals' pre-established goals and objectives (the "Individual Component"). If our financial performance is less than 70% of its goal, there will be no award for the Company Component. If our financial performance is more than 120% of its goal, then the Company Component award will increase up to 125% of the award and may, under certain conditions, as defined, increase up to a maximum of 200% of the award. If a participant meets his or her individual goals, we may pay the Individual Component regardless of whether the Company Component is met. The Committee may suspend or amend the Incentive Plan at any time from time to time, and the Board may terminate the Incentive Plan.

     The Committee also determines the number and terms of stock options to grant to all employees pursuant to the Stock Option Plan. This plan provides additional long-term incentive for employees to maximize stockholder value and to attract, retain and motivate our employees to continue employment with us. To encourage and recognize the cooperative teamwork of all employees that is required to achieve our goals, we grant stock options to all employees to give them a proprietary interest in CTTC.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

     This report of the Compensation and Stock Option Committee (the "Committee") shall not be deemed incorporated by reference by any general statement incorporating the Proxy Statement by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Acts"), except to the extent that CTTC specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     CTTC's compensation program consists of base salary, bonus, stock options, other incentive awards and other benefits, which the Committee generally reviews annually. The Committee's overall philosophy is to align compensation with our business strategy and to support achievement of our long-term goals. In order to attract and retain competent executives, we believe it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience.

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

    Submitted by the Compensation and Stock Option Committee of the Board of
                                   Directors:

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

DIRECTOR COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2010 to the non-employee Board of Director members:

                          FEES EARNED OR   OPTION      OTHER EQUITY
NAME                      PAID IN CASH(3)  AWARDS (1)  COMPENSATION(2)  TOTAL
------------------------  ---------------  ----------  ---------------  -------
Joel M. Evans, M.D.       $        15,500  $   11,189  $         4,663  $31,352
Richard D. Hornidge, Jr.           19,000      11,189            4,663   34,852
Rustin Howard                      18,000      11,189            4,663   33,852
William L. Reali                   26,000      11,189            4,663   41,852

(1) Each director serving on January 4, 2010 received a stock option for 10,000 shares of common stock at $1.87 per share under the 2000 Directors Stock Option Plan. We estimated the fair value of stock awards at $1.119 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 2.65%, volatility of 75.01% and dividend yield of 0. See Item 14 in Notes to Consolidated Financial Statements in Part II, Item 8
(2) Each director serving on January 4, 2010 received 2,500 shares of stock under the 1996 Directors Stock Participation Plan. The fair market value of the stock was $1.865 per share.
(3) Includes unpaid fees of $833 for Dr. Evans, Mr. Hornidge and Mr. Howard, and $1,333 for Mr. Reali.

OUTSTANDING EQUITY AWARDS AT JULY 31, 2010

                          NUMBER OF
                          SECURITIES
                          UNDERLYING    OPTION     OPTION
                          UNEXERCISED   EXERCISE   EXPIRATION
NAME                      OPTIONS(1)    PRICE      DATE
------------------------  ------------  ---------  ----------
Joel M. Evans, M.D.             10,000  $    2.58      8/2/17
                                10,000       1.51      1/2/18
                                10,000      1.005      1/2/19
                                10,000       1.87      1/4/20
Richard D. Hornidge, Jr.        10,000       2.58      8/2/17
                                10,000       1.51      1/2/18
                                10,000      1.005      1/2/19
                                10,000       1.87      1/4/20
Rustin Howard                   10,000       2.29     10/5/17
                                10,000       1.51      1/2/18
                                10,000      1.005      1/2/19
                                10,000       1.87      1/4/20
William L. Reali                10,000       2.58      8/2/17
                                10,000       1.51      1/2/18
                                10,000      1.005      1/2/19
                                10,000       1.87      1/4/20

(1) Each stock option was granted pursuant to our 2000 Directors' Stock Option Plan. The shares were vested immediately on issuance.

     Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company. In addition, directors are issued shares of common stock pursuant to our 1996 Directors Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below. In addition, effective in fiscal year 2005, the Chairman of the Board, if a non-employee, and the Chairman of the Audit Committee are paid annual stipends for the additional responsibilities and time commitments required of them. Mr. Nano, as an employee of the Company, has not been paid any compensation for serving as Chairman of the Board. Mr. Reali has served as Chairman of the Audit Committee since February 2, 2007, and received a $6,000 stipend in 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES:

NAMES OF BENEFICIAL OWNERS
(AND ADDRESS, IF OWNERSHIP IS
MORE THAN 5%)                          AMOUNT BENEFICIALLY OWNED (1)  PERCENT(%)
-------------------------------------  -----------------------------  ----------
Directors and executive officers
 Joel M. Evans, M.D.                                      56,300 (2)           *
 Richard D. Hornidge, Jr.                                127,635 (2)           *
 Rustin Howard                                            73,500 (2)           *
 John B. Nano                                        439,427 (2)(3))         3.1
 William L. Reali                                         57,500 (2)           *
                                       -----------------------------
All directors and executive officers
  as a group                                                754,362          5.2
                                       =============================

 *   Less than 1%
(1)  Designated person or group has sole voting and investment power.
(2) Persons listed below have the right to acquire the listed number of shares upon the exercise of stock options:

NAME                                             RIGHT TO ACQUIRE
-----------------------------------------------  -----------------
Joel M. Evans, M.D.                                        40,000
Richard D. Hornidge, Jr.                                   40,000
Rustin Howard                                              40,000
John B. Nano                                            400,000(3)
William L. Reali                                           40,000
                                                 -----------------
All Directors and Executive Officers as a Group           560,000
                                                 =================

(3) Because John B. Nano was terminated for cause on September 3, 2010, the Company does not believe his stock options remain exercisable.

EQUITY COMPENSATION PLAN INFORMATION

                                                               NUMBER OF
                                                               SECURITIES
                                                               REMAINING
                                 NUMBER OF       WEIGHTED-     AVAILABLE FOR
                                 SECURITIES TO   AVERAGE       FUTURE
                                 BE ISSUED UPON  EXERCISE      ISSUANCE
                                 EXERCISE OF     PRICE OF      (EXCLUDING
                                 OUTSTANDING     OUTSTANDING   OPTIONS
PLAN CATEGORY                    OPTIONS         OPTIONS       OUTSTANDING)
-------------------------------  --------------  ------------  --------------
Equity Compensation plans approved by security holders
Key Employees Stock
  Option Plan (1)                         9,000  $       7.50               -
1997 Employees Stock
  Option Plan (2)                       530,000  $       2.57               -
2000 Directors Stock
  Option Plan (3)                       170,000          1.77               -
1996 Directors Stock
  Participation Plan (4)                      -                        26,659

(1) The Key Employees' Stock Option Plan expired on December 31, 2000, after which no option could be granted under the plan. Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees. Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date. Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date. Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier. The number of common shares reserved for issuance on exercise of stock options as of July 31, 2010 and 2009 is 9,000 and 14,000 respectively.

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

(3) The 2000 Directors' Stock Option Plan provides for the granting of stock options to purchase our common stock. Stock options may be granted under this Plan to non-employee directors at not less than 100% of the fair market value on the date of grant. Each non-employee director is eligible to receive a grant of 10,000 fully vested common stock options when first elected as a director and 10,000 more common stock options on the first business day of January thereafter, as long as the individual is a director. The maximum life of options granted under this plan is ten years from the date of grant. No options could be granted pursuant to this plan after January 4, 2010.

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

     We incurred a charge of $300 and $54,000 in 2010 and 2009, respectively, for consulting services provided by a relative of our former President and CEO.

     CTTC's Board of Directors is currently composed of four members (refer to Item 10, Part III). All Directors are considered to be independent directors as defined by the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

     Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") are the independent registered public accountants for the company. Pursuant to an asset purchase agreement, our former independent public accounting firm, Mahoney Cohen & Company, CPA, P.C. was acquired by the New York practice of Mayer Hoffman McCann P.C ("MHM"), and the shareholders of Mahoney Cohen became shareholders of MHM. Following its acquisition of Mahoney Cohen, MHM changed its name to MHM Mahoney Cohen CPAs ("MHM Mahoney Cohen"), effective December 31, 2008. On June 8, 2010, MHM Mahoney Cohen changed their name to Mayer Hoffman McCann CPA's(The New York Practice of Mayer Hoffman McCann P.C.).

     Fees Billed by Principal Accountants - The following table presents fees for professional services billed by Mahoney Cohen and Mayer Hoffman McCann CPAs for the years ended July 31, 2010 and 2009:

                                  2010            2009          2009        2009
                        --------------  --------------  ------------  ----------
                        Mayer Hoffman                   MHM Mahoney   Full Year
                               McCann   Mahoney Cohen         Cohen       Total
                        --------------  --------------  ------------  ----------
Audit fees              $      114,445  $       90,304  $     30,000  $  120,304
Tax fees                           824               -         1,483       1,483
Audit related fees (1)          17,278           5,211         2,000       7,211
                        --------------  --------------  ------------  ----------
TOTAL                   $      132,547  $       95,515  $     33,483  $  128,998
                        ==============  ==============  ============  ==========

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

     Reports of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of July 31, 2010, and 2009

     Consolidated Statements of Operations for the years ended July 31, 2010, and 2009

     Consolidated Statements of Changes in Shareholders' Interest for the years ended July 31, 2010, and 2009

     Consolidated Statements of Cash Flows for the years ended July 31, 2010, and 2009

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

                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)


                              By: \s\ Johnnie D. Johnson
                                  ----------------------
                              Johnnie D. Johnson
                              Chief Executive Officer, Chief Financial Officer and Authorized Signer


Date: October 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title       )  Date
----------------------------  --------    )  ----------------
                                          )
\s\ Joel M. Evans, M.D.       Director    )  October 26, 2010
----------------------------              )
Joel M. Evans, M.D.                       )
                                          )
\s\ Richard D. Hornidge, Jr.  Director    )  October 26, 2010
----------------------------              )
Richard D. Hornidge, Jr.                  )
                                          )
\s\ Rustin Howard             Director    )  October 26, 2010
----------------------------              )
Rustin Howard                             )
                                          )
\s\William L. Reali           Chairman    )  October 26, 2010
----------------------------              )
William L. Reali                          )
                                          )

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