Form 10-Q
period 2010-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2010-12-15
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2010
                          -----------------------------------------------

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

Delaware                                  36-2664428
----------------------------------------  -------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

777 Commerce Drive, Suite 100
Fairfield, Connecticut                    06825
----------------------------------------  -------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the
preceding 12 months.  Yes [X]          No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).  Yes [ ]          No [X]

The number of shares of the registrant's common stock outstanding as of December 15, 2010 was 13,824,944 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------- --------

Item 1.   Condensed Consolidated Interim Financial Statements
                                                            (Unaudited)

          Condensed Consolidated Balance Sheets at October 31, 2010
          (unaudited) and July 31, 2010                                        3

          Condensed Consolidated Statements of Operations for the
          three months ended October 31, 2010 and 2009 (unaudited)             4

          Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the three months ended October 31, 2010
                                                            (unaudited)        5

          Condensed Consolidated Statements of Cash Flows for the
          three months ended October 31, 2010 and 2009 (unaudited)             6

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                          7 - 12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      13 - 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.   Controls and Procedures                                             17


PART II.  OTHER INFORMATION
--------  -------------------------------------------------------------

Item 1.   Legal Proceedings                                                   18

Item 1A.  Risk factors                                                        18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.   Defaults Upon Senior Securities                                     18

Item 5.   Other Information                                                   18

Item 6.   Exhibits                                                            18

Signatures                                                                    19

Exhibit Index                                                                 20

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                     OCTOBER 31,     July 31,
                                                         2010          2010
                                                    -------------  -------------
                                                      (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                          $    872,764   $    907,484
 Receivables, net of allowance of $101,154
   at October 31, 2010 and July 31, 2009               1,788,678      3,536,572
 Inventory                                               245,582        272,869
 Prepaid expenses and other current assets                77,026         69,080
                                                    -------------  -------------
   Total current assets                                2,984,050      4,786,005

Property and equipment, net                              162,540        163,918
                                                    -------------  -------------

TOTAL ASSETS                                        $  3,146,590   $  4,949,923
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable                                   $    836,033   $  1,046,174
 Accrued expenses and other liabilities                  727,034      1,228,878
                                                    -------------  -------------
   Total current liabilities                           1,563,067      2,275,052
Deferred Rent                                             60,462         66,369
                                                    -------------  -------------

   Total Liabilities                                   1,623,529      2,341,421
                                                    -------------  -------------
Commitments and Contingencies
Shareholders' interest:
 5% preferred stock, $25 par value, 35,920 shares
   authorized, 2,427 shares issued and outstanding        60,675         60,675
 Common stock, $.01 par value, 20,000,000 shares
   authorized, 13,824,944 shares
   issued and outstanding                                138,249        138,249
 Capital in excess of par value                       43,453,126     43,444,154
 Receivable from Crisnic                                (564,420)      (564,420)
 Accumulated deficit                                 (41,564,569)   (40,470,156)
                                                    -------------  -------------
   Total shareholders' interest                        1,523,061      2,608,502
                                                    -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST        $  3,146,590   $  4,949,923
                                                    =============  =============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                               Three months ended October 31,
                                                   2010               2009
                                            -----------------  -----------------
REVENUE
Product sales                               $        107,996   $        135,096
Retained royalties                                     7,464              9,001
Investment income                                         10                 30
Other income                                           4,000                  -
                                            -----------------  -----------------
     TOTAL REVENUE                                   119,470            144,127
                                            -----------------  -----------------

EXPENSES
Cost of product sales                                 18,191                  -
Personnel and other direct expenses
  relating to revenue                                476,403            442,393
General and administrative expenses                  717,594            456,291
Interest expense                                       1,695              1,169
                                            -----------------  -----------------
     TOTAL EXPENSES                                1,213,883            899,853
                                            -----------------  -----------------

(Loss) before income taxes                        (1,094,413)          (755,726)
Provision (benefit) for income taxes                       -                  -
                                            -----------------  -----------------

NET (LOSS)                                  $     (1,094,413)  $       (755,726)
                                            =================  =================

Basic and diluted (loss) per share          $          (0.08)  $          (0.08)
                                            =================  =================


Basic and diluted weighted average number
 of common shares outstanding:                    13,824,944          9,885,432

                             See accompanying notes

                                           PART I.  FINANCIAL INFORMATION (CONTINUED)

                                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statement of Changes in Shareholders' Interest
                                           For the Three Months Ended October 31, 2010
                                                           (Unaudited)

                              PREFERRED STOCK     COMMON STOCK
                              ------------------  ---------------------                 RECEIVABLE                   TOTAL
                              SHARES                                     CAPITAL        FROM                         SHARE-
                              OUTST-              SHARES                 IN EXCESS      CRISNIC       ACCUMULATED    HOLDERS'
                              ANDING     AMOUNT   OUTSTANDING  AMOUNT    OF PAR VALUE   FUND          DEFICIT        INTEREST
                              ---------  -------  -----------  --------  -------------  ------------  -------------  ------------

Balance - July 31, 2010           2,427  $60,675   13,824,944  $138,249  $  43,444,154  $  (564,420)  $(40,470,156)  $ 2,608,502

 NET (LOSS)                                                                                             (1,094,413)   (1,094,413)
 COMPENSATION EXPENSE
   FROM STOCK OPTION GRANTS           -        -            -         -          8,972            -              -         8,972
                              ---------  -------  -----------  --------  -------------  ------------  -------------  ------------
BALANCE - OCTOBER 31, 2010        2,427  $60,675   13,824,944  $138,249  $  43,453,126  $  (564,420)  $(41,564,569)  $ 1,523,061
                              =========  =======  ===========  ========  =============  ============  =============  ============


                                                     See accompanying notes


                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Three months ended October 31,
                                                     2010             2009
                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $   (1,094,413)  $     (755,726)
 Adjustments to reconcile net (loss) to net
   cash used in operating activities:
   Depreciation and amortization                       14,473           13,952
   Deferred rent                                       (5,907)          (2,638)
   Share-based compensation - stock options             8,972           59,082
   Accrued director's stock compensation               (2,225)               -
   Accrued stock contribution                          12,500           12,500
 Changes in assets and liabilities:
   Receivables                                      1,747,894         (103,124)
   Prepaid expenses and other current assets           (7,946)          84,602
   Receipt of Customer Deposits                                        109,000
   Inventory                                           18,191                -
   Accounts payable, accrued expenses and
     other liabilities                               (722,260)         (78,856)
                                               ---------------  ---------------
Net cash (used in) operating activities               (30,721)        (661,208)
                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                   (3,999)         (22,000)
                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                                -          525,002
 Deferred finance charges                                   -          (49,172)
                                               ---------------  ---------------
Net cash provided by financing activities                   -          475,830
                                               ---------------  ---------------

Net (decrease) in cash and cash equivalents           (34,720)        (207,378)
Cash and cash equivalents at beginning
 of period                                            907,484          752,071
                                               ---------------  ---------------

Cash and cash equivalents at end of period     $      872,764   $      544,693
                                               ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     On October 2, 2009 the Company issued 86,933 registered shares of Common Stock valued at $212,116 to Fusion Capital II, LLC as initial commitment shares per our equity financing agreement, dated August 6, 2009.

     During the the quarter ended October 31, 2009, the Company amortized $41,090 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

     On October 1, 2010, the Company signed an operating rental agreement for a pain device of $9,096.

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

     Competitive Technologies, Inc. ("CTTC") and its majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S. and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from the successful licensing of clients' technologies. During the quarter ended October 31, 2010, the Company dissolved its wholly-owned subsidiary, CTT Trading Company, LLC and absorbed all of its functions.

     The consolidated financial statements include the accounts of CTTC and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year.

     CTTC will file its Form 10-Q for the old 2011 fiscal year period for the quarter ended October 31, 2010, and will file a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010. CTTC will subsequently file its quarterly and annual reports for the new fiscal year ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the three months ended October 31, 2010, are not necessarily indicative of the results that can be expected for the transitional period ending December 31, 2010 or for the next full fiscal year ending December 31, 2011.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010.

     The Company has incurred operating losses since fiscal 2006. During the year ended July 31, 2010, and into the three months ended October 31, 2010, we had a significant concentration of revenues from our Calmare(R) pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. During the quarter ended October 31, 2010, the Company undertook a major reduction of its operating expenses. The reduction will continue to be implemented into the next fiscal quarter and is expected to reduce costs by $1.5 million annually. If necessary, CTTC will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream. That source of revenue is expected to continue as sales of its Calmare(R) pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. At October 31, 2010, we had no outstanding long-term debt, and no credit facility.

     Sales of our Calmare(R) pain therapy medical device continue to be a major source of revenue for the Company. Since acquiring the rights to the "Scrambler Therapy" technology in 2007, the Company has entered into a number of International distribution agreements, currently covering 34 countries. In 2010, the Company became its own distributor in the U.S, contracting with approximately 30 commissioned sales representatives. During fiscal 2010, the Company entered into several sales agreements with physician groups, which are starting to generate revenue.

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                                               Three months ended October 31,
                                              --------------------------------
                                                    2010             2009
                                              ---------------  ---------------
Denominator for basic net income (loss) per
  share, weighted average shares outstanding       13,824,944        9,885,432
Dilutive effect of common stock options                   N/A              N/A
Denominator for net income (loss) per share,
  assuming dilution                                13,824,944        9,885,432
                                              ===============  ===============

     Options to purchase 309,000 and 770,750 shares of our common stock at October 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. Due to the net loss incurred for the three months ended October 31, 2010 and 2009, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options would have been anti-dilutive.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Transfers of Financial Assets. In June 2009, the FASB issued a new accounting standard that eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, this standard did not have a material impact on the financial statements.

     Variable Interest Entities. In June 2009, the FASB issued a new accounting standard that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the variable interest entity that most significantly impact the entities economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Upon adoption, this standard did not have a material impact on the financial statements.

     Fair Value Disclosures. In January 2010, the FASB issued an accounting standards update that requires new disclosures for transfers in and out of Levels 1 and 2 fair value measurements, and roll forward of activity in Level 3 fair value measurements. The new disclosures are effective for reporting periods beginning after December 15, 2009, except for the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Upon adoption, this standard did not have a material impact on the financial statements.

     No other new accounting pronouncements issued or effective during the three months ended October 31, 2010 has had or is expected to have a material impact on the consolidated financial statements.

4.     RECEIVABLES

     Receivables consist of the following:

                                               OCTOBER 31,    July 31,
                                                      2010        2010
                                              ------------  ----------
     Accounts Receivable                      $  1,198,485  $1,339,488
     Royalties, net of allowance of $101,154
      at October 31, 2010 and July 31, 2010        559,376   1,045,681
     Due from Crisnic Fund S.A                           -   1,117,747
     Other                                          30,817      33,656
                                              ------------  ----------
     Total receivables                        $  1,788,678  $3,536,572
                                              ============  ==========

5.     AVAILABLE-FOR-SALE AND EQUITY SECURITIES

     The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at a fair value of zero, consisted of shares in Security Innovation and Xion Pharmaceutical. We own 223,317 shares of stock in the privately held Security Innovation, an independent provider of secure software located in Wilmington, MA.

     In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. CTTC currently owns 60 shares of common stock or 33% of the outstanding stock of privately held Xion Pharmaceutical Corporation.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses and Other Liabilities approximate fair value due to the short-term maturity of those financial instruments.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

                                            OCTOBER 31, 2010   July 31, 2010
                                           -----------------  --------------
Prepaid insurance                          $          27,444  $       25,283
Prepaid investor relations service                         -          20,000
Other                                                 49,582          23,797
                                           -----------------  --------------
Prepaid expenses and other current assets  $          77,026  $       69,080
                                           =================  ==============

8.     PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

                                            OCTOBER 31, 2010    July 31, 2010
                                           ------------------  ---------------
Equipment and furnishings                  $         447,478   $      434,383
Leasehold improvements                               113,838          113,838
                                           ------------------  ---------------
     Property and equipment, gross                   561,316          548,221
Accumulated depreciation and amortization           (398,776)        (384,303)
                                           ------------------  ---------------
     Property and equipment, net           $         162,540   $      163,918
                                           ==================  ===============

Depreciation expense was $14,473 and $13,952, during the quarters ended October 31, 2010, and 2009, respectively.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                              OCTOBER 31,    July 31,
                                                     2010        2010
                                             ------------  ----------

     Royalties payable                       $    239,076  $  362,435
     Deferred payroll                              63,648     152,808
     Due to GEOMC                                       -     289,981
     Accrued accounting fees                       85,373      77,748
     Accrued commissions                           80,000      80,000
     Other accrued liabilities                    258,937     265,906
                                             ------------  ----------
     Accrued Expenses and Other Liabilities  $    727,034  $1,228,878
                                             ============  ==========

10.     SHAREHOLDERS' INTEREST

     During the three months ended October 31, 2010, the Company recognized expense of $8,972 for stock options issued to employees in prior years.

     On June 2, 2010, we entered into an agreement with Crisnic Fund, S.A. ("Crisnic") to sell up to two million shares of our common stock to Crisnic at a 15% discount from the volume weighted average price on the date the SEC declared our registration statement effective.

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

     The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee). The remaining 627,133 shares of stock remain outstanding and are reflected as a receivable reducing equity in our financial statements. These shares were valued at $0.90. Plans to sell these shares had been halted due to market conditions. In November 2010, the Company issued 69,528 shares to attorneys and the contractor where the CEO is employed to offset accrued liabilities. We intend to issue some of the remaining outstanding shares to offset additional accrued liabilities to employees and contractors. The Company is also in discussions with several parties interested in purchasing the remaining outstanding shares.

11.     CONTINGENCIES

     As of October 31, 2010, CTTC and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $475 of these obligations in the quarter ended October 31, 2010.

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the U.S. Patent and Trademark Office's Board of Patent Appeals and Interferences (BPAI) upheld the homocysteine patent. In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI. While the examiner had appealed that BPAI decision, delaying further action, that appeal was denied by the BPAI on December 13, 2010. Future action on this case pends final action from the USPTO, prior to being returned to the U.S. District Court for the District of Colorado.

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

     John B. Nano vs. Competitive Technologies, Inc - On September 3, 2010, the Board of Directors of CTTC removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTTC.

     On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim and an Application for an Order Pendente Lite for breach of his employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. Mr. Nano is seeking $750,000 that he claimed is owed under his contract had he been terminated without cause. Mr. Nano's employment contract with the Company had called for arbitration, which has been requested to resolve this conflict. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and the case is now proceeding through the arbitration process, which is expected to take several months. The Company does not believe it is liable for any of this amount since the former Chairman, President and CEO was terminated for cause.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements.
We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

     Competitive Technologies, Inc. ("CTTC"), was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTTC and its majority owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

     We earn revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory. Our customers pay us license fees, royalties based on usage of the technology, or per unit fees, and we share that revenue with our clients. We currently maintain a small inventory of our Calmare(R) pain therapy medical device and we recognize revenue from those sales as devices are shipped to our customers.

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

     Sales of our Calmare(R) pain therapy medical device continue to be a major source of revenue for the Company. Since acquiring the rights to the "Scrambler Therapy" technology in 2007, the Company has entered into a number of International distribution agreements, currently covering 34 countries. In 2010, the Company became its own distributor in the U.S, contracting with approximately 30 commissioned sales representatives. During fiscal 2010, the Company entered into several sales agreements with physician groups, who are implementing pain clinics throughout various regions of the country which are starting to generate both revenue and more interest in the Calmare(R) device among doctors and patients. The Calmare(R) device is successfully treating patients at Walter Reed Army Medical Center and is being reviewed by several facilities within the Veterans Health Administration.

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year.

     CTTC will file its Form 10-Q for the old 2011 fiscal year period for the quarter ended October 31, 2010, and will file a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010. CTTC will subsequently file its quarterly and annual reports for the new fiscal year ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011, will include separate audited financial statements for the five-month transitional period.

PRESENTATION

     We rounded all amounts in this Item 2 to the nearest thousand dollars. Certain amounts may not total precisely.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2010 VS. THREE MONTHS ENDED OCTOBER 31, 2009 ("FIRST QUARTER FISCAL 2010")

     SUMMARY OF RESULTS

     We incurred a net loss of $1,094,000 or $0.08 per share for the quarter ended October 31, 2010, compared to a net loss of $756,000 or $0.08 per share for the first quarter fiscal 2010, a 45% increase in net loss of $338,000. As explained in detail below, the increase in the net loss reflects a decrease of $25,000 in revenue and an increase in expenses of $314,000.

     REVENUE

     In the quarter ended October 31, 2010, total revenue was $119,000, compared to $144,000 for the first quarter fiscal 2010, a 17% decrease or $25,000.

     We actively market existing technologies, and seek new technologies to grow the revenue stream. In fiscal 2009, we created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     Product sales for the quarter ended October 31, 2010, we recorded $108,000 from the sale and shipment of two Calmare(R) pain therapy medical devices to US customers. In the first quarter fiscal 2010, we recorded $135,000 in revenue from the sale and shipment of 12 Calmare(R) pain therapy medical devices; one to a US customer and 11 overseas. Because we are the US distributor, we recognize more revenue on US sales.

     Retained royalties for the quarter ended October 31, 2010, were $8,000, which was $2,000, or 17% less than the $9,000 of retained royalties reported in the first quarter fiscal 2010.

     EXPENSES

     Total expenses increased $314,000 or 35% in the quarter ended October 31, 2010, compared to the first quarter fiscal 2010.

     Cost of product sales increased $18,000 or 100% in the quarter ended October 31, 2010, compared to the first quarter fiscal 2010. This represents the cost of the two Calmare(R) pain therapy medical devices. There was no cost of product sales recorded for the devices sold in the first quarter fiscal 2010 because they were shipped directly from the manufacturer.

     Personnel and other direct expenses relating to revenue increased $34,000 or 8% in the quarter ended October 31, 2010, compared to the first quarter fiscal 2010. Personnel and related benefit expenses were lower in the quarter ended October 31, 2010 due to the termination of our former CEO in the middle of the quarter, as well as severance payments to terminated employees and changes in benefit plan enrollment and costs. That decrease was offset by increased patent related expenses ($48,000), primarily due to International patents associated with our Calmare(R) device, and increased consulting fees ($24,000), primarily due to work related to Federal government sales of our Calmare(R) device and the management services our current CEO.

     General and administrative expenses increased $262,000 in the quarter ended October 31, 2010, compared to the first quarter fiscal 2010. The increase is primarily due to increases in legal fees of $153,000 associated with increased Board activity relating to the termination of the former CEO and the new legal activity relating to the former CEO challenging his termination for cause. Marketing expenses, investor relations expenses, and consultant fee and expenses were also higher in the quarter ended October 31, 2010, primarily due to work related to developing and implementing an insurance reimbursement strategy for our Calmare(R) device and efforts to increase awareness of our Calmare(R) pain therapy in the medical device market, as well as payments for research reports completed to increase awareness of the Company and interest in the Company's stock. The increases were offset by a reduction in the expenses for Section 404 work due to the contracting of a new firm to complete the work at lower cost.

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards. At October 31, 2010, we had no outstanding long-term debt or credit facility.

     Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing. To achieve and sustain profitability, we must increase the number of distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses. Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements in the near future.

     In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream. That source of revenue is expected to continue as sales of its Calmare(R) pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At October 31, 2010, cash and cash equivalents were $873,000 compared to $907,000 at July 31, 2010. The loss of $1,094,000 for the quarter ended October 31, 2010 contained non-cash charges of $28,000 and reduction in assets and liabilities of $1,036,000, resulting in cash used in operations of $31,000.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     GOING CONCERN

     The Company has incurred operating losses since fiscal 2006. During the year ended July 31, 2010 and into the three months ended October 31, 2010, we had a significant concentration of revenues from our Calmare(R) pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies. At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011.
These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. During the three months ended October 31, 2010, the Company undertook a major reduction of its operating expenses. The reduction continues to be implemented and is expected to reduce costs by $1.5 million annually. If necessary, CTTC will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

CAPITAL REQUIREMENTS

     We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

We expect our capital expenditures to be less than $100,000 in the coming year.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     There have been no substantial changes to our contractual obligations since July 31, 2010.

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

     As of October 31, 2010, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We recognized approximately $475 of these obligations in the quarter ended October 31, 2010.

     We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. For the three months ended October 31, 2010, and 2009, we recorded approximately $14,000, and $11,000, respectively of these contingent compensation expenses.

CRITICAL ACCOUNTING ESTIMATES

     There have been no significant changes in our accounting estimates described under the caption "Critical Accounting Estimates" included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual report on Form 10-K for the year ended July 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures, except as noted below, were effective as of October 31, 2010.

     (b)     Change in Internal Controls
             ---------------------------

     There were no changes in our internal control over financial reporting for the period ending October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Part I, Note 11 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 5.     Other Information

     None.

Item 6.     Exhibits

31.1 Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ Johnnie D. Johnson.
                              --------------------------
                              Johnnie D. Johnson
                              Chief Executive Officer,
                              Chief Financial Officer, Chief Accounting
                              Officer and Authorized Signer

December 15, 2010

                               INDEX TO EXHIBITS

Exhibit No.   Description
-----------   -----------


31.1 Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).