Form 10-Q
period 2010-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-02-22
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from November 1, 2010 to December 31, 2010

                         Commission file number 1-8696
                                                ------

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

Delaware                                                           36-2664428
----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1375 Kings Highway East, Suite 400
Fairfield, Connecticut                                                  06824
----------------------------------------  ------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (203) 368-6044
              (Registrant's telephone number, including area code)

777 Commerce Drive, Suite 100
Fairfield, Connecticut  06825                  August 1, 2009 - July 31, 2010
----------------------------------------  ------------------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes [ ]          No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [ ]          No [X]

The number of shares of the registrant's common stock outstanding as of February 22, 2011 was 13,824,944 shares.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------- --------

Item 1.   Condensed Consolidated Interim Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 2010
          (unaudited) and July 31, 2010                                        3

          Condensed Consolidated Statements of Operations for the
          two months ended December 31, 2010 and three months
          ended January 31, 2010  (unaudited)                                  4

          Condensed Consolidated Statements of Operations for the
          five months ended December 31, 2010 and six months ended
          January 31, 2010  (unaudited)                                        5

          Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the five months ended December 31, 2010 (unaudited)     6

          Condensed Consolidated Statements of Cash Flows for the
          five months ended December 31, 2010 and six months ended
          January 31, 2010 (unaudited)                                       7-8

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                          9 - 18

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       19- 26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          26

Item 4.   Controls and Procedures                                             26


PART II.  OTHER INFORMATION
--------  -------------------------------------------------------------

Item 1.   Legal Proceedings                                                   27

Item 1A.  Risk factors                                                        27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         27

Item 3.   Defaults Upon Senior Securities                                     27

Item 5.   Other Information                                                   27

Item 6.   Exhibits                                                            27

Signatures                                                                    28

Exhibit Index                                                                 29

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                    DECEMBER 31,      July 31,
                                                         2010           2010
                                                    -------------  -------------
                                                      (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                          $    557,018   $    907,484
 Restricted cash                                         750,000              -
 Receivables, net of allowance of $101,154
   at December 31, 2010 and July 31, 2010                 25,002      3,536,572
 Inventory                                             1,729,929        272,869
 Prepaid expenses and other current assets                77,952         69,080
                                                    -------------  -------------
   Total current assets                                3,139,901      4,786,005

 Property and equipment, net                              40,642        163,918
 Security Deposits                                        15,000
                                                    -------------  -------------
TOTAL ASSETS                                        $  3,195,543   $  4,949,923
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable, general                          $    148,457   $  1,046,174
 Accounts payable, GEOMC                               1,106,250        289,981
 Accrued expenses and other liabilities                  407,123        938,897
 Derivative liability                                    132,353              -
 Preferred stock liability                               750,000              -
                                                    -------------  -------------
   Total current liabilities                           2,544,183      2,275,052

Deferred Rent                                                  -         66,369
                                                    -------------  -------------

   Total Liabilities                                   2,544,183      2,341,421
                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES
Shareholders' interest:
 5% preferred stock, $25 par value, 35,920 shares
   authorized, 2,427 shares issued and outstanding        60,675         60,675
 Series B preferred stock, $0.001 par value,
   20,000 shares authorized, no shares
    issued and outstanding                                     -              -
 Series C convertible preferred stock, $1,000 par
    value, 750shares authorized, 750 shares
   issued and outstanding                                      -              -
 Common stock, $.01 par value, 20,000,000
   shares authorized, 13,824,944 shares issued
    and outstanding                                      138,249        138,249
 Capital in excess of par value                       43,484,989     43,444,154
 Receivable from Crisnic                                 (22,500)      (564,420)
 Accumulated deficit                                 (43,010,053)   (40,470,156)
                                                    -------------  -------------
   Total shareholders' interest                          651,360      2,608,502
                                                    -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 INTEREST                                           $  3,195,543   $  4,949,923
                                                    =============  =============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                    TWO MONTHS      Three months
                                                       ENDED           ended
                                                    DECEMBER 31,    January 31,
                                                        2010            2010
                                                  --------------  --------------
REVENUE
Product sales                                     $      55,997   $     152,269
Gain on sale of rental assets                                 -          81,203
Retained royalties                                        4,154          28,731
Investment income                                             1              18
Other income                                              8,120           6,132
                                                  --------------  --------------
 TOTAL REVENUE                                           68,272         268,353
                                                  --------------  --------------

EXPENSES
Cost of product sales                                     9,496           9,036
Personnel and other direct expenses relating
  to revenue                                            183,763         510,637
General and administrative expenses                     450,975         490,836
Restructuring expenses                                  326,190               -
Bad debt expense                                        408,976               -
Interest expense                                          2,003           2,942
                                                  --------------  --------------
 TOTAL EXPENSES                                       1,381,403       1,013,451
                                                  --------------  --------------

(Loss) before income taxes                           (1,313,131)       (745,098)
Provision (benefit) for income taxes                          -               -
                                                  --------------  --------------

 NET (LOSS)                                          (1,313,131)       (745,098)
                                                  --------------  --------------

Preferred stock dividend                               (132,353)              -
                                                  --------------  --------------

 NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS   $  (1,445,484)  $    (745,098)
                                                  --------------  --------------

Basic and diluted (loss) per share                $       (0.11)  $       (0.07)
                                                  ==============  ==============

Basic and diluted weighted average number
 of common shares outstanding:                       13,824,944      10,526,100

                             See accompanying note

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   FIVE MONTHS     Six months
                                                      ENDED          ended
                                                   DECEMBER 31,    January 31,
                                                       2010           2010
                                                  --------------  -------------
REVENUE
Product sales                                     $     163,993   $    287,365
Gain on sale of rental assets                                 -         81,203
Retained royalties                                       11,618         37,732
Investment income                                            11             48
Other income                                             12,120          6,132
                                                  --------------  -------------
 TOTAL REVENUE                                          187,742        412,480
                                                  --------------  -------------

EXPENSES
Cost of product sales                                    27,687          9,036
Personnel and other direct expenses relating
  to revenue                                            660,166        953,030
General and administrative expenses                   1,168,569        947,127
Restructuring expenses                                  326,190              -
Bad debt expense                                        408,976              -
Interest expense                                          3,698          4,111
                                                  --------------  -------------
 TOTAL EXPENSES                                       2,595,286      1,913,304
                                                  --------------  -------------

(Loss) before income taxes                           (2,407,544)    (1,500,824)
Provision (benefit) for income taxes                          -              -
                                                  --------------  -------------

 NET (LOSS)                                          (2,407,544)    (1,500,824)
                                                  --------------  -------------

Preferred stock dividend                               (132,353)             -
                                                  --------------  -------------

 NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS   $  (2,539,897)  $ (1,500,824)
                                                  ==============  =============

Basic and diluted (loss) per share                $        (.18)  $      (0.15)
                                                  ==============  =============

Basic and diluted weighted average number
 of common shares outstanding:                       13,824,944     10,205,766

                             See accompanying notes

                                            PART I.  FINANCIAL INFORMATION (CONTINUED)

                                         COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statement of Changes in Shareholders' Interest
                                           For the Five Months Ended December 31, 2010
                                                           (Unaudited)
                          PREFERRED STOCK     COMMON STOCK
                          ------------------  ----------------------
                                                                                      RECEIVABLE
                          SHARES              SHARES                  CAPITAL         FROM                         TOTAL
                          OUTST-              OUTST-                  IN EXCESS       CRISNIC       ACCUMULATED    SHAREHOLDERS'
                          ANDING   AMOUNT     ANDING       AMOUNT     OF PAR VALUE    FUND          DEFICIT        INTEREST
                          -------  ---------  -----------  ---------  --------------  ------------  -------------  ---------------

Balance - July 31, 2010     2,427  $  60,675  13,824,944   $138,249   $  43,444,154   $  (564,420)  $(40,470,156)  $    2,608,502

 Net (loss)                                                                                           (2,407,544)      (2,407,544)
 Compensation expense
   from stock option
   grants                       -          -           -          -          (8,060)            -              -           (8,060)
 Return of shares
   issued to Crisnic            -          -    (602,133)    (6,021)       (535,899)      541,920              -                -
 Common shares issued
   for cash                                      532,605      5,326         499,589             -              -          504,915
 Common shares issued
   to settle accounts
   payable                      -          -      69,528        695          85,205             -              -           85,900
 Preferred stock
   dividend                     -          -           -          -               -             -       (132,353)        (132,353)
                          -------  ---------  -----------  ---------  --------------  ------------  -------------  ---------------

BALANCE -
 DECEMBER 31, 2010          2,427  $  60,675  13,824,944   $138,249   $  43,484,989   $   (22,500)  $(43,010,053)  $      651,360
                          =======  =========  ===========  =========  ==============  ============  =============  ===============

                                                      See accompanying notes

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    FIVE MONTHS     Six months
                                                       ENDED          ended
                                                    DECEMBER 31,    January 31,
                                                        2010           2010
                                                   --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                        $  (2,407,544)  $ (1,500,824)
 Adjustments to reconcile net (loss) to net
   cash used in operating activities:
   Depreciation and amortization                          24,625         28,656
   Deferred rent                                         (66,369)        (6,776)
   Share-based compensation - stock options               (8,060)       163,063
   Accrued stock contribution                                  -         14,842
   Bad debt expense                                      408,976              -
   Gain on sale of rental assets                               -        (81,203)
   Loss on disposal of property and equipment            111,746              -
 Changes in assets and liabilities:
   Restricted cash                                      (750,000)             -
   Receivables                                         2,360,586         56,489
   Prepaid expenses and other current assets              (8,872)        96,751
   Receipt of customer deposits                                -        109,000
   Inventory                                            (795,052)      (433,752)
   Accounts payable, accrued expenses and
     other liabilities                                  (447,322)        86,313
                                                   --------------  -------------
Net cash (used in) operating activities               (1,577,286)    (1,576,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of rental assets                                    -        (24,000)
 Proceeds from sale of rental assets                           -        103,868
 Purchase of property and equipment                      (13,095)             -
 Increase in security deposits                           (15,000)             -
                                                   --------------  -------------
Net cash (used in) provided by investing
  activities                                             (28,095)        79,868

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                             504,915      1,875,002
 Proceeds from the issuance of a promissory note         400,000              -
 Proceeds from sale of preferred stock                   350,000              -
 Deferred finance charges                                      -        (49,172)
                                                   --------------  -------------
Net cash provided by financing activities              1,254,915      1,825,830

Net (decrease) in cash and cash equivalents             (350,466)       329,257
Cash and cash equivalents at beginning of period         907,484        752,071
                                                   --------------  -------------

Cash and cash equivalents at end of period         $     557,018   $  1,081,328
                                                   ==============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During December 2010 the Company canceled 602,133 common shares previously issued to Crisnic and canceled the related $541,920 receivable.

     During December 2010 the Company issued 69,528 common shares to settle $85,900 of accounts payable.

     During December 2010 the Company issued 750 shares of Series C Preferred Stock that contained variable conversion feature. The conversion feature created an embedded derivative that was valued at $132,353 at inception that was also recorded as a preferred stock dividend.

     During December 2010, the Company converted a $400,000 promissory note into 400 shares of Series C Convertible Preferred Stock.

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

     Competitive Technologies, Inc. ("CTTC") and its majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S., Europe and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities. We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from the successful licensing of clients' technologies. During the five months ended December 31, 2010, the Company dissolved its wholly owned subsidiary, CTT Trading Company, LLC and absorbed all of its functions.

     The consolidated financial statements include the accounts of CTTC and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year. Thus, we are filing this Transitional Report on Form 10-Q for the two and five months ended December 31, 2010. CTTC will subsequently file its quarterly and annual reports for the new fiscal years ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the transitional period ending December 31, 2010 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2011.

     The interim unaudited condensed consolidated financial statements, and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010.

     During the year ended July 31, 2010, and into the five months ended December 31, 2010, we had a significant concentration of revenues from our Calmare pain therapy medical device; 97% of revenue in fiscal 2010 and 94% in the five months ended December 31, 2010 were attributed to sales and rentals of Calmare devices. We are expanding our sales activities for the Calmare device and expect the majority of our revenues to come from this technology for at least the next two fiscal years. However, we continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

     The Company has incurred operating losses since fiscal 2006. Although the Company has taken steps to significantly reduce its operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs. The reduction will continue to be implemented into the next fiscal quarter and is expected to reduce costs by $1.5 million annually, to approximately$3.4 million. If necessary, CTTC will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

     Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, and sales of common stock. At December 31, 2010, we had no outstanding long-term debt, and no credit facility.

     Sales of our Calmare(R) pain therapy medical device continues to be the major source of revenue for the Company. The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy" technology in 2007. The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology. The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval. The Calmare(R) device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

     The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd) of Seoul, South Korea, to manufacture the Calmare(R) pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy" technology. The GEOMC agreement is for a period of ten (10) years and also outlines each company's specific financial obligations.

     The Company has entered into a number of International distribution agreements, at one time covering nearly 40 countries. The Company conducted a review of its distribution partners during the five-month period ending December 31, 2010, leading to the termination of CTTC's agreement with Life Episteme Group, srl ("LEG"). LEG had the distribution rights in 34 countries, but had not met its minimum obligations to CTTC, and the Company had no indication that LEG would meet its commitments in the foreseeable future. The Company is in the process of negotiating other International distribution agreements that it believes will be more successful ventures.

     Following the Company's termination of the LEG distribution agreement, the Company took possession of the 55 Calmare devices ("device") which LEG had purchased in fiscal 2010 but had not paid for. The receivable associated with the fiscal 2010 sales was written off as uncollectible and those 55 devices, along with 2 samples being held by LEG, were brought into the Company's inventory at cost. Further review of the Company's receivables found several other small receivables which were deemed uncollectible and which were also cancelled and included as a bad debt expense in this two month period ended December 31, 2010. Lastly, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices. A summary of bad debt expense for the five and two months ended December 31, 2010 is as follows:

     LEG Receivable      $1,132,996
     Other receivables       17,988
     Inventory             (662,008)
     Accrued commission     (80,000)
                         -----------
     Bad debt expense    $  408,976

     In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives. During fiscal 2010, and the five month period ending December 31, 2010, the Company entered into several sales agreements for the Calmare(R) device. Sales to several physician groups are generating revenue for the Company.

     We earn revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory. We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed or determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

     The Company accounts for revenue from device sales in two ways, depending on the nature of the sale.

     -    Sale of inventory shipped directly from the manufacturer in Korea
          - The Company records revenue net because the manufacturer, GEOMC, is responsible for maintaining control of the inventory, shipping the device(s), has inventory credit risk and we earn a fixed amount.

     - Sale of inventory located in the United States - The Company records gross revenue, because it is responsible for the inventory and for shipping the device(s).

2.     NET LOSS PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                      TWO MONTHS    Three months  FIVE MONTHS   Six months
                         ENDED         ended         ENDED         ended
                      DECEMBER 31,  January 31,   DECEMBER 31,  January 31,
                          2010          2010          2010         2010
                      ------------  ------------  ------------  -----------
Denominator for
basic net income
(loss) per share,
weighted average
shares outstanding      13,824,944    10,256,100    13,824,944   10,205,766

Dilutive effect of
common stock
options                    N/A           N/A           N/A           N/A

Denominator for
net income (loss)
per share, assuming
dilution                13,824,944    10,256,100    13,824,944   10,205,766
                      ============  ============  ============  ===========

     Options to purchase 302,750 and 729,0000 shares of our common stock at December 31, 2010, and January 31, 2010, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive. The Series C Convertible Preferred Stock, if converted at December 31, 2010, would have resulted in an additional 705,882 shares of common stock. Due to the net loss incurred for the periods ended December 31, 2010, and January 31, 2010, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options would have been anti-dilutive.

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

     No other new accounting pronouncements issued or effective during the five months ended December 31, 2010 has had or is expected to have a material impact on the consolidated financial statements.

4.     RECEIVABLES

     Receivables consist of the following:

                                          DECEMBER 31,   July 31,
                                              2010         2010
                                         -------------  ----------
Accounts Receivable                      $       7,048  $1,339,488
Royalties, net of allowance of $101,154
 at December 31, 2010 and July 31, 2010         17,954   1,045,681
Due from Crisnic Fund S.A                            -   1,117,747
Other                                                -      33,656
                                         -------------  ----------
Total receivables                        $      25,002  $3,536,572
                                         =============  ==========

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

6.     FAIR VALUE MEASUREMEMENTS

     The Company measures fair value in accordance with Topic 820 of the FASB Accounting Standards Codification ("ASC"), "Fair Value Measurements and Disclosures" ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

     Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

     Level 2 - Inputs to the valuation methodology include:

          - Quoted prices for similar assets or liabilities in active markets;

          - Quoted prices for identical or similar assets or liabilities in inactive markets;

          - Inputs other than quoted prices that are observable for the asset or liability;

          - Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

          If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

     Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

     The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

     The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 11) based on the market price of its common stock. For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date. The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability.

     The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

     The Company classifies the derivative liability of $132,353 at December 31, 2010 in Level 2 of the fair value hierarchy.

     The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31, 2010   July 31, 2010
                                           ------------------  --------------
Prepaid insurance                          $           30,081  $       25,283
Prepaid investor relations service                     20,000          20,000
Other                                                  27,871          23,797
                                           ------------------  --------------
Prepaid expenses and other current assets  $           77,952  $       69,080
                                           ==================  ==============

8.     PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

                                           DECEMBER 31, 2010    July 31, 2010
                                           -------------------  ---------------
Equipment and furnishings                  $          225,057   $      434,383
Leasehold improvements                                      -          113,838
                                           -------------------  ---------------
     Property and equipment, gross                    225,057          548,221
Accumulated depreciation and amortization            (184,415)        (384,303)
                                           -------------------  ---------------
     Property and equipment, net           $           40,642   $      163,918
                                           ===================  ===============

     Depreciation expense was $10,152 during the two months ended December 31, 2010, and $14,704 during the three months ended January 31, 2010, respectively. Depreciation expense was $24,625 during the five months ended December 31, 2010, and $28,656 during the six months ended January 31, 2010, respectively.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                        DECEMBER 31,   July 31,
                                                2010       2010
                                        -------------  ---------

Royalties payable                       $      41,394  $ 362,435
Deferred payroll                               93,167    152,808
Accrued legal fees                             66,251     22,769
Accrued accounting fees                        54,170     77,748
Accrued commissions                                 -     80,000
Other accrued liabilities                     152,141    243,137
                                        -------------  ---------
Accrued Expenses and Other Liabilities  $     407,123  $ 938,897
                                        =============  =========

10.     RESTRUCTURING EXPENSES

     In November 2010, the Company terminated its existing office lease and entered into a new lease for smaller office spaces more in line with the current staff size. This new "restructuring" expense category was established to account for the expenses associated with this transition. Restructuring charge of approximately $326,000 included the Company's buyout of the previous office lease for office spaces located at 777 Commerce Drive, Fairfield, CT ($203,000), and expenses associated with the physical move to 1375 Kings Highway East, Fairfield, CT ($88,000). The buyout amount included a buyout premium and a negotiated rent payment, per the original lease agreement. The Company wrote off furniture and fixtures unusable in the new office space and leasehold improvements to the former office space for a combined total write off of approximately $112,000. The previously accrued deferred rent payments of approximately $76,000 for the 777 Commerce Drive office spaces were reversed. Also, previously accrued but unpaid rent of approximately $190,000 was paid as part of the settlement, reducing accounts payable rather than being included in the restructuring expense.

11.     SHAREHOLDERS' INTEREST

     During the two and five months ended December 31, 2010, the Company recognized income of $17,034 and $8,060, respectively, for stock options issued to employees in prior years. Several employees left the Company during the two months ended December 31, 2010 that resulted in a reversal of previously recognized unvested share based compensation.

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

     The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee). The remaining 627,133 shares of stock were outstanding and were reflected as a receivable reducing equity in our financial statements for the quarter ended October 31, 2010. These shares were valued at $0.90. Plans to sell these shares had been halted due to market conditions. In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable. During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable.

     In November 2010, the Company issued 69,528 shares to attorneys and the contractor where the CEO is employed to settle $85,900 of accounts payable. In January 2011 the Company issued 15,000 shares to attorneys to settle $15,000 of accrued liabilities.

     In December 2010, an additional 532,605 shares were sold for approximately $505,000.

     At its December 2, 2010 meeting, the CTTC Board of Directors declared a dividend distribution of one right (each, a "Right") for each outstanding share of common stock, par value $0.01, of the Company (the "Common Shares"). The dividend is payable to holders of record as of the close of business on December 2, 2010 (the "Record Date"). Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock. This shareholder rights plan, and the subsequent authorization of 20,000 shares of Class B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTTC's finalization of the Rights Agreement with CTTC's Rights Agent, American Stock Transfer & Trust Company, LLC. The Rights Agreement was filed with the December 15, 2010, Form 8-K and is incorporated herein by reference. It is intended to provide the CTTC Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTTC shares.

     On December 15, 2010 the Company issued a $400,000 promissory note. The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

     On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada. On December 30, 2010, 750 shares were issued. The Company converted the $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares. These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 12 below for details.

     The rights of the Series C Convertible Preferred Stock are as follows:

     Dividend rights - The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter.

     Voting rights - Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of common stock

     Liquidation rights - Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

     Redemption rights -
     - Holder may demand redemption of outstanding Series C Convertible Preferred Stock shares by the Company at a price equal to par plus any accrued but unpaid dividends in the event that the $750,000 escrow by the Company has been released and returned to the company.

     - The Company may upon notice to holder redeem all or any portion of outstanding Series C Convertible Preferred Stock shares by the Company at a price equal to par plus any accrued but unpaid dividends in the event that the $750,000 escrow by the Company has been released and returned to the company. However, the holder may elect to convert (see conversion rights below) the preferred shares upon receipt of such notice.


     Conversion rights - Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (1) the closing market price at the date of notice of conversion or (2) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument.

     The Company recorded a preferred stock dividend of $132,353 for the two and five months ended December 31, 2010. The preferred stock dividend represents the additional value the Series C Convertible Preferred Stockholder received on the date of issuance in excess of the $750,000 consideration paid (due to the variable conversion feature on the Series C Convertible Preferred Stock) and was recorded in total on the date of issuance because there is no stated redemption date for the Series C Convertible Preferred Stock.

     The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.


12.     CONTINGENCIES

     As of December 31, 2010, CTTC and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We received no revenue related to the grant funds and therefore recognized no such obligations in the two months and five months ended December 31, 2010.

     Carolina Liquid Chemistries Corporation, et al. (Case pending) - On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case. On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the U.S. Patent and Trademark Office's Board of

Patent Appeals and Interferences (BPAI) upheld the homocysteine patent. In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI. While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010. Future action on this case pends final documentation of the BPAI denial from the USPTO, prior to being returned to the U.S. District Court for the District of Colorado.

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

     John B. Nano vs. Competitive Technologies, Inc. (Arbitration) - On September 3, 2010, the Board of Directors of CTTC removed John B. Nano as an Officer of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct. On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTTC.

     On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim and an Application for an Order Pendente Lite for breach of his employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. Mr. Nano is seeking $750,000 that he claimed is owed under his contract had he been terminated without cause. Mr. Nano's employment contract with the Company had called for arbitration, which has been requested to resolve this conflict. The case is still proceeding through the arbitration process, which is expected to take several more months. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2010 balance sheet. The Company does not believe it is liable to the former Chairman, President and CEO as he was terminated for cause.

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

     We currently maintain an inventory of our Calmare(R) pain therapy medical device and we recognize revenue from those sales as devices are shipped to our customers. We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed or determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

The Company accounts for revenue from device sales in two ways, depending on the nature of the sale.

- Sale of inventory shipped directly from the manufacturer in Korea - The Company records revenue net because the manufacturer, GEOMC, is responsible for maintaining control of the inventory, shipping the device(s), has inventory credit risk and we earn a fixed amount.

- Sale of inventory located in the United States - The Company records gross revenue, because it is responsible for the inventory and for shipping the device(s).

     Sales of our Calmare(R) pain therapy medical device continues to be the major source of revenue for the Company. The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy" technology in 2007. The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and

Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology. The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval. The Calmare(R) device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

     The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. (formerly Daeyang E & C Co., Ltd) of Seoul, South Korea, to manufacture the Calmare(R) pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy" technology. The GEOMC agreement is for a period of ten (10) years and also outlines each company's specific financial obligations.

     The Company has entered into a number of International distribution agreements, at one time covering nearly 40 countries. The Company conducted a review of its distribution partners during the five-month period ending December 31, 2010, leading to the termination of CTTC's agreement with Life Episteme Group, srl ("LEG"). LEG had the distribution rights in 34 countries, but had not met its minimum obligations to CTTC, and the Company had no indication that LEG would meet its commitments in the foreseeable future. The Company is in the process of negotiating other International distribution agreements that it believes will be much more successful ventures.

     In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives. During fiscal 2010, and the five month period ending December 31, 2010, the Company entered into several sales agreements for the Calmare(R) device. Sales to several physician groups are generating revenue for the Company.

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year. Thus, we are filing this Transitional Report on Form 10-Q for the two and five months ended December 31, 2010. CTTC will subsequently file its quarterly and annual reports for fiscal years ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

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

RESULTS OF OPERATIONS - TWO MONTHS ENDED DECEMBER 31, 2010 VS. THREE MONTHS ENDED JANUARY 31, 2010

     SUMMARY OF RESULTS

     We incurred a net loss attributable to common shareholders of $1,445,000 or $0.11 per share for the two months ended December 31, 2010, compared to a net loss of $745,000 or $0.07 per share for the three months ended January 31, 2010, a 94% increase in net loss of $700,000. As explained in detail below, the increase in the net loss reflects a decrease of $200,000 in revenue, an increase in expenses of $368,000, and a preferred stock dividend of $132,000 related to the variable conversion feature of the Company's Series C Convertible Preferred Stock.

     REVENUE

     In the two months ended December 31, 2010, total revenue was $68,000, compared to $268,000 for the three months ended January 31, 2010, a 75% decrease or $200,000.

     Product sales for the two months ended December 31, 2010, we recorded $56,000 from the sale and shipment of one Calmare(R) pain therapy medical devices from U.S. inventory to a US customer. In the three months ended

January 31, 2010, we recorded $152,000 in revenue from the sale and shipment of seven Calmare(R) pain therapy medical devices, one from U.S. inventory and six directly from our Korean manufacturer.

     Gain on sale of rental units for the two months ended December 31, 2010 we recorded no gains from the sale of Calmare(R) pain therapy medical devices previously rented. In the three months ended January 31, 2010, we recorded $81,000 from the sale of two Calmare(R) pain therapy medical devices that a customer had been renting from us.

     Retained royalties for the two months ended December 31, 2010, were $4,000, which was $25,000, or 86% less than the $29,000 of retained royalties reported in the three months ended January 31, 2010.

     Other income for the two months ended December 31, 2010, was $8,000, which was $2,000, or 33% more than the $6,000 of other income reported in the three months ended January 31, 2010. For both of these periods, other income consisted of rental income from customers who were renting Calmare(R) pain therapy medical devices from us.

     EXPENSES

     Total expenses increased $368,000 or 36% in the two months ended December 31, 2010, compared to the three months ended January 31, 2010.

     Cost of product sales remained unchanged, at $9,000, in the two months ended December 31, 2010, compared to the three months ended January 31, 2010. This represents the cost of the one Calmare(R) pain therapy medical devices sold and shipped from U.S. inventory, for both periods.

     Personnel and other direct expenses relating to revenue decreased $327,000 or 64% in the two months ended December 31, 2010, compared to the three months ended January 31, 2010. Personnel and related benefit expenses were lower
($285,000) in the two months ended December 31, 2010, due to the reduction of the staff size from nine (9) in January 2010 to five (5) at the end of December 31, 2010 and the associated reduction in salaries and benefits which were slightly offset by increases in severance payments and COBRA benefit payments for employees who were terminated. Changes in benefit plan enrollment and costs also contributed to the reduction in the personnel and related benefit expenses. That decrease was offset somewhat by increased consulting fees ($11,000), primarily due to work related to Federal government sales of our Calmare device and the management services of our current CEO.

General and administrative expenses decreased $40,000 in the two months ended December 31, 2010, compared to the three months ended January 31, 2010. The change is primarily due to the decreases in rent ($41,000) and insurance ($3,000). Expenses associated with being a public company decreased as well ($38,000). These reductions were offset by increases in legal fees of $120,000 associated with increased Board activity relating to the termination of the former CEO and the legal activity relating to the former CEO challenging his termination for cause, now in arbitration. Marketing expenses, investor relations expenses, and consultant fee and expenses were also higher in the two months ended December 31, 2010, primarily due to work related to developing and implementing an insurance reimbursement strategy for our Calmare device and efforts to increase awareness of our Calmare pain therapy in the medical device market, as well as payments for research reports completed during fiscal 2010 to increase awareness of the Company and interest in the Company's financial activities.

Restructuring expenses associated with the physical move of the Company's office space added $326,000 to expenses in the two months ended December 31, 2010. There were no such expenses in the three months ended January 31, 2010.
Included in this restructuring charge was $203,000 to buyout the previous office lease for office spaces located at 777 Commerce Drive, Fairfield, CT, and $88,000 associated with the physical move to 1375 Kings Highway East, Fairfield, CT. The buyout included a buyout premium and negotiated future rent payments, per the original lease agreement that was included in previous filings. The Company wrote off furniture and fixtures unusable in the new office space and leasehold improvements to the former office space for a combined total write off of approximately $112,000. In addition, the previously accrued deferred rent payments of $76,000 for the 777 Commerce Drive office spaces were reversed.

     Bad debt expenses added $409,000 to expenses in the two months ended December 31, 2010. There were no such expenses in the three months ended January 31, 2010. Following the management changes which occurred in September 2010, all accounts and agreements were closely scrutinized. Following that review, the Company cancelled its distribution agreement with Life Epist me Group srl ("LEG"). The receivable for 55 Calmare devices which LEG had purchased in fiscal 2010 ($1,133,000), but had not paid for was written off and those 55 devices, along with 2 samples being held by LEG were brought into the Company's inventory, which reduced this portion of the bad debt expense by $662,000, resulting in a write off of $471,000. Other receivables totaling $18,000 deemed uncollectible were also cancelled and included in the restructuring charges. Offsetting these additional expenses were reductions related to the Company's reversal of previously accrued commissions payable associated with a cancelled consulting contract relating to these sales ($80,000).

RESULTS OF OPERATIONS - FIVE MONTHS ENDED DECEMBER 31, 2010 VS. SIX MONTHS ENDED JANUARY 31, 2010

     SUMMARY OF RESULTS

     We incurred a net loss attributable to common shareholders of $2,540,000 or $0.18 per share for the five months ended December 31, 2010, compared to a net loss of $1,501,000 or $0.15 per share for the six months ended January 31, 2010, a 69% increase in net loss of $1,039,000. As explained in detail below, the increase in the net loss reflects a decrease of $224,000 in revenue, an increase in expenses of $682,000, and a preferred stock dividend of $132,000 related to the variable conversion feature of the Company's Series C Convertible Preferred Stock.

     REVENUE

     In the five months ended December 31, 2010, total revenue was $188,000, compared to $412,000 for the six months ended January 31, 2010, a 54% decrease or $224,000.

     Product sales for the five months ended December 31, 2010, we recorded $164,000 from the sale and shipment of three Calmare(R) pain therapy medical devices to US customers. In the six months ended January 31, 2010, we recorded $287,000 in revenue from the sale and shipment of nineteen (19) Calmare(R) pain therapy medical devices, to US and International customers.

     Gain on sale of rental units for the five months ended December 31, 2010 we recorded no gains from the sale of Calmare(R) pain therapy medical devices previously rented. In the six months ended January 31, 2010, we recorded $81,000 from the sale of two Calmare(R) pain therapy medical devices that a customer had been renting from us.

     Retained royalties for the five months ended December 31, 2010, were $12,000, which was $26,000, or 68% less than the $38,000 of retained royalties reported in the six months ended January 31, 2010.

     Other income for the five months ended December 31, 2010, was $12,000, which was $6,000, or 100% more than the $6,000 of other income reported in the six months ended January 31, 2010. For both of these periods, other income consisted of rental income from customers who were renting Calmare(R) pain therapy medical devices from us.

     EXPENSES

     Total expenses increased $682,000 or 35% in the five months ended December 31, 2010, compared to the six months ended January 31, 2010.

     Cost of product sales increased $19,000 or 211% in the five months ended December 31, 2010, compared to the six months ended January 31, 2010. This represents the cost of the three Calmare(R) pain therapy medical devices sold, and shipped from U.S. inventory, for the five months ended December 31, 2010. In the six months ended

January 31, 2010, nineteen Calmare devices were sold. Of those, eighteen were shipped directly to customers from the manufacturer and no cost of goods sold was recorded. In addition, during the six months ended January 31, 2010, the company ordered 50 Calmare(R) devices shipped directly from the manufacturer to be kept as inventory, one of those was sold during the six months ended January 31, 2010, and the cost of that device is reflected in the cost of product sales.

     Personnel and other direct expenses relating to revenue decreased $293,000 or 31% in the five months ended December 31, 2010, compared to the six months ended January 31, 2010. Personnel and related benefit expenses were lower in the five months ended December 31, 2010, due to the reduction of the staff size from nine (9) in January 2010 to five (5) at the end of December 31, 2010, and the associated reduction is salaries and benefits which were offset by severance payments and COBRA benefit payments. Changes in benefit plan enrollment and costs also contributed to the reduction in personnel and related benefit expenses. That decrease was offset by increased patent related expenses, primarily due to International patents associated with our Calmare(R) device, and increased consulting fees, primarily due to work related to Federal government sales of our Calmare(R) device and the management services our current CEO.

     General and administrative expenses increased $222,000 or 23% in the five months ended December 31, 2010, compared to the six months ended January 31, 2010. The change is primarily due to increases in legal fees associated with increased Board activity relating to the termination of the former CEO and the new legal activity relating to the former CEO challenging his termination for cause, now in arbitration. Marketing expenses, investor relations expenses, and consultant fee and expenses were also higher in the five months ended December 31, 2010, primarily due to work related to developing and implementing an insurance reimbursement strategy for our Calmare(R) device and efforts to increase awareness of our Calmare(R) pain therapy in the medical device market, as well as payments for research reports completed to increase awareness of the Company and interest in the Company's financial activities. The increases were offset by a reduction in the expenses for rent, insurance, and Section 404 work due to the contracting of a new firm to complete the work at lower cost.

     Restructuring expenses associated with the physical move of the Company's office space added $326,000 to expenses in the five months ended December 31, 2010. There were no such expenses in the six months ended January 31, 2010. Included in this restructuring charge was $203,000 to buyout the previous office lease for office spaces located at 777 Commerce Drive, Fairfield, CT, and $88,000 associated with the physical move to 1375 Kings Highway East, Fairfield, CT. The buyout included a buyout premium and negotiated future rent payments, per the original lease agreement that was included in previous filings. The Company wrote off furniture and fixtures unusable in the new office space and leasehold improvements to the former office space for a combined total write off of approximately $112,000. In addition, the previously accrued deferred rent payments of $76,000 for the 777 Commerce Drive office spaces were reversed.

     Bad debt expenses added $409,000 to expenses in the five months ended December 31, 2010. There were no such expenses in the six months ended January 31, 2010. Following the management changes which occurred in September 2010, all accounts and agreements were closely scrutinized. Following that review, the Company cancelled its distribution agreement with Life Epist me Group srl ("LEG"). The receivable for 55 Calmare devices which LEG had purchased in fiscal 2010 ($1,133,000), but had not paid for was written off and those 55 devices, along with 2 samples being held by LEG were brought into the Company's inventory, which reduced this portion of the bad debt expense by $662,000, resulting in a write off of $471,000. Other receivables totaling $18,000 deemed uncollectible were also cancelled and included in the restructuring charges. Offsetting these additional expenses were reductions related to the Company's reversal of previously accrued commissions payable associated with a cancelled consulting contract related to these sales ($80,000).

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and sales of common stock. At December 31, 2010, we had no outstanding long-term debt or credit facility.

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

     In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream. That source of revenue is expected to continue as sales of its Calmare pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

     Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds. We carry cash equivalents at cost.

     At December 31, 2010, the Company's balance sheet showed cash and cash equivalents of $557,000. In addition the Company has $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO. This is compared to $907,000 cash and cash equivalents at July 31, 2010. The net loss of $2,408,000 for the five months ended December 31, 2010 contained non-cash income of $471,000 and net changes in assets and liabilities of $360,000, resulting in cash used in operations of $1,577,000. During the five month period ending December 31, 2010, the company sold shares of common stock, issued shares of common stock to pay down accrued liabilities, and sold shares of Series C Convertible Preferred Stock.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and utilize the benefit of the remaining NOLs before they expire.

     GOING CONCERN

     The Company has incurred operating losses since fiscal 2006. During the year ended July 31, 2010 and into the five months ended December 31, 2010, we had a significant concentration of revenues from our Calmare(R) pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

     Although we have taken steps to significantly reduce its operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare(R) medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs. The reduction will continue to be implemented into the next fiscal quarter and is expected to reduce costs by $1.5 million annually, to approximately $3.4 million. If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

CAPITAL REQUIREMENTS

     We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

     All purchases under $1,000 are expensed. We expect capital expenditures to be less than $50,000 in the coming year.

     CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

     Because the former Chairman, President and CEO, John B. Nano, was terminated for cause in September 2010, the Company does not believe it has any remaining contractual obligations under his terminated employment agreement (See
Note 12. Contingencies).

     On November 22, 2010, the Company terminated our operating lease and paid the landlord all existing obligations thereto. The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces. The obligations are significantly less that the previous lease, averaging $70,300 per year for the three-year term. Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

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

     As of December 31, 2010, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations only if we receive revenue related to the grant funds. We received no revenue related to the grant funds and therefore recognized no such obligations in the two months ended December 31, 2010.

     We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. For the two months ended December 31, 2010, and the three months ended January 31, 2010, we recorded approximately $8,000, and $11,000, respectively of these contingent compensation expenses. For the five months ended December 31, 2010, and the six months ended January 31, 2010, we recorded approximately $22,000, and $18,000, respectively of these contingent compensation expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures, were effective as of December 31, 2010.

     (b)     Change in Internal Controls
             ---------------------------

     While there were personnel changes during the period ending December 31, 2010, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Part I, Note 12 to the accompanying unaudited condensed consolidated financial statements of this Transition Report on Form 10-Q.

Item 1A.     Risk Factors

     We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Between July 31, 2010 and February 22, 2011, the Company has taken several actions that we believe will reduce the Company's risk. These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend. On December 30, 2010, 750 shares were issued. The Company converted a $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares. These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT). Note 11 outlines the details of the Series C Convertible Preferred Stock. For details about the arbitration case, see Note 12.

Item 3.     Defaults Upon Senior Securities

     None

Item 5.     Other Information

     None.

Item 6.     Exhibits

4.1  Certificate of Designation of Series C Convertible Preferred Stock.

31.1 Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2 Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
     1350) (furnished herewith).

32.2 Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
     1350) (furnished herewith).

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

February 22, 2011

                               INDEX TO EXHIBITS

Exhibit No.     Description

4.1  Certificate of Designation of Series C Convertible Preferred Stock.

31.1 Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2 Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
     1350) (furnished herewith).

32.2 Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
     1350) (furnished herewith).