Form 10-K/A
period 2010-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-03-04
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                Amendment No. 1

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

             1375 Kings Highway East, Fairfield, Connecticut 06824
             -----------------------------------------------------
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Act)
Yes  [ ]     No  [x]

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $15,335,024

The number of shares of the registrant's common stock outstanding as of October 25, 2010, was 13,824,944 shares.


                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A revises the Annual Report on Form 10-K for the year ended July 31, 2010 of Competitive Technologies, Inc., initially filed on October 27, 2010 (the "Form 10-K"). The revisions are in response to comments received from the SEC.

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

     The purpose of CTTC's Incentive Plan, approved by the Board on November 22, 2005, is to attract and retain personnel of experience and ability by providing an incentive to those who contribute to the successful operation of CTTC. The Incentive Plan provides for eligible employees to earn an annual bonus incentive in cash. The targeted annual bonus incentive award is a percentage of the participant's salary earned during the plan year, as defined in the Incentive Plan, and is comprised of two parts, 50% of which is dependent upon attainment of financial performance metrics that serve as our company wide goals and objectives and are set at the beginning of the year (the "Company Component"), and 50% of which is dependent upon the individual's performance compared to each individuals' pre-established goals and objectives (the "Individual Component"). If our financial performance is less than 70% of its goal, there will be no award for the Company Component. If our financial performance is more than 120% of its goal, then the Company Component award will increase up to 125% of the award and may, under certain conditions, as defined, increase up to a maximum of 200% of the award. For the Business Development staff, an additional formula which involves senior management assigning value to the quality and quantity of business brought into the Company is used to determine whether these staff members have met their Individual goals. If a participant meets his or her individual goals, we may pay the Individual Component regardless of whether the Company Component is met.

     The Committee administers the Plan and authorizes bonuses at its sole discretion, based on the recommendations of the CEO. The CEO may recommend special awards, in addition to those within the defined bonus structure. The Committee may also make special awards outside of the CEO recommendations. The Committee may suspend or amend the Incentive Plan at any time from time to time, and the Board may terminate the Incentive Plan.

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

                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)


                              By: \s\ Johnnie D. Johnson
                                  ----------------------
                              Johnnie D. Johnson
                              Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial, and Accounting
                               Officer)

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

21^     Subsidiaries of registrant.

31.1^ Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2^ Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1+ Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2+ Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).


* Management Contract or Compensatory Plan

^ Filed herewith

+ Furnished herewith