Form 10-Q/A
period 2010-10-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-03-04
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                AMENDMENT NO. 1

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

             1375 Kings Highway East, Fairfield, Connecticut 06824
             -----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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


                                EXPLANATORY NOTE
                                ----------------

     This Amendment No. 1 on Form 10-Q revises the Quarterly Report on Form 10-Q for the period ended October 31, 2010 of Competitive Technologies, Inc., initially filed on December 15, 2010 (the "Form 10-Q"). The revisions are in response to comments received from the SEC.

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------- --------

Item 1.   Condensed Consolidated Interim Financial Statements
                                                            (Unaudited)

          Condensed Consolidated Balance Sheets at October 31, 2010
          (unaudited) and July 31, 2010                                        4

          Condensed Consolidated Statements of Operations for the
          three months ended October 31, 2010 and 2009 (unaudited)             5

          Condensed Consolidated Statement of Changes in Shareholders'
          Interest for the three months ended October 31, 2010 (unaudited)     6


          Condensed Consolidated Statements of Cash Flows for the
          three months ended October 31, 2010 and 2009 (unaudited)             7

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                          8 - 13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14 - 18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.   Controls and Procedures                                             18


PART II.  OTHER INFORMATION
--------  -------------------------------------------------------------

Item 1.   Legal Proceedings                                                   19

Item 1A.  Risk factors                                                        19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.   Defaults Upon Senior Securities                                     19

Item 5.   Other Information                                                   19

Item 6.   Exhibits                                                            19

Signatures                                                                    20

Exhibit Index                                                                 21

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2010.

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


                              COMPETITIVE TECHNOLOGIES, INC.
                              (the registrant)

                              By /s/ Johnnie D. Johnson.
                              --------------------------
                              Johnnie D. Johnson
                              Chief Executive Officer,
                              Chief Financial Officer, Chief Accounting Officer (Principal Executive, Financial, and Accounting
                               Officer)


March 3, 2011

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