Form 10-Q
period 2011-03-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-05-20
CIK 102198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011
                 ---------------------------------------------

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

Delaware                                                            36-2664428
--------                                                            ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1375 Kings Highway East, Suite 400
Fairfield, Connecticut                                                   06824
----------------------------------                                       -----
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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                         Yes [ ]          No [X]

The number of shares of the registrant's common stock outstanding as of May 19, 2011 was 13,834,944 shares

                         COMPETITIVE TECHNOLOGIES, INC.
                         ------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------  --------

Item 1.   Condensed Consolidated Interim Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at March 31, 2011
            and December 31, 2010 (unaudited)                                  3

          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2011 and three months ended
            April 30, 2010  (unaudited)                                        4

          Condensed Consolidated Statement of Changes in Shareholders'
            Interest for the three months ended March 31, 2011(unaudited)      5

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2011 and three months
            ended April 30, 2010  (unaudited)                                6-7

          Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                          8-17

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      18-23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.   Controls and Procedures                                             23


PART II.  OTHER INFORMATION
--------  ---------------------------------------------------------------

Item 1.   Legal Proceedings                                                   24

Item 1A.  Risk factors                                                        24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3.   Defaults Upon Senior Securities                                     24

Item 5.   Other Information                                                   24

Item 6.   Exhibits                                                            24

Signat    ures                                                                25

Exhibit   Index                                                               26

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)

                                                  MARCH 31,     December 31,
                                                    2011            2010
                                               -------------  --------------
ASSETS
Current Assets:
 Cash and cash equivalents                     $    331,386   $     557,018
 Restricted cash                                    750,000         750,000
 Receivables, net of allowance of $101,154
   at March 31, 2011, and December 31, 2010       1,177,855          25,002
 Inventory, Finished Goods                        2,600,156       1,729,929
 Prepaid expenses and other current assets           76,188          77,952
                                               -------------  --------------
   Total current assets                           4,935,585       3,139,901

 Property and equipment, net                         37,832          40,642
 Security deposits                                   17,275          15,000
                                               -------------  --------------
TOTAL ASSETS                                   $  4,990,692   $   3,195,543
                                               =============  ==============

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
 Accounts payable, general                          369,802         148,457
 Accounts payable, GEOMC                          2,478,177       1,106,250
 Accrued expenses and other liabilities             485,595         407,123
 Note payable                                        50,000               -
 Derivative liability                               135,304         132,353
 Preferred stock liability                          750,000         750,000
                                               -------------  --------------
 TOTAL CURRENT LIABILITIES                        4,268,878       2,544,183
                                               -------------  --------------

COMMITMENTS AND CONTINGENCIES
Shareholders' interest:
 5% preferred stock, $25 par value, 35,920
   shares authorized, 2,427 shares issued
    and outstanding                                  60,675          60,675
 Series B preferred stock, $0.001 par value,
   20,000 shares authorized, no shares issued
    and outstanding                                       -               -
 Series C convertible preferred stock, $1,000
   par value, 750 shares authorized, 750
    shares issued and outstanding                         -               -
 Common stock, $.01 par value, 20,000,000
    shares authorized, 13,834,944 at March
    31, 2011 and 13,824,944 at December 31,
    2010 shares issued and outstanding              138,349         138,249
 Capital in excess of par value                  43,503,409      43,484,989
 Receivable from Crisnic                                  -         (22,500)
 Accumulated deficit                           (42,980,619)     (43,010,053)
                                               -------------  --------------

   Total shareholders' interest                     721,814         651,360
                                               -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 INTEREST                                      $  4,990,692   $   3,195,543
                                               =============  ==============

                             See accompanying notes

                   ------------------------------------------

                COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                          THREE MONTHS ENDED  Three months ended
                                            MARCH 31, 2011      April 30, 2010
                                          ------------------  ------------------
REVENUE
Product sales                             $       1,827,056   $         517,675
Cost of product sales                              (856,754)           (108,438)
                                          ------------------  ------------------
 GROSS PROFIT FROM PRODUCT SALES                    970,302             409,237
                                          ------------------  ------------------

OTHER REVENUE
Gain on sale of rental assets                        34,728                   -
Retained royalties                                   10,610              13,287
Investment income                                         -                  15
Other income                                         10,910                   -
                                          ------------------  ------------------
 TOTAL OTHER REVENUE                                 56,248              13,302
                                          ------------------  ------------------

EXPENSES

Selling expenses                                    100,793              95,400
Personnel and consulting expenses                   367,119             493,094
General and administrative expenses                 516,637             571,672
Interest expense                                      9,616               1,838
Unrealized loss on derivative instrument              2,951                   -
                                          ------------------  ------------------
 TOTAL EXPENSES                                     997,116           1,162,004
                                          ------------------  ------------------

Income (loss) before income taxes                    29,434            (739,465)
Provision (benefit) for income taxes                      -                   -
                                          ------------------  ------------------

 NET INCOME (LOSS)                        $          29,434   $        (739,465)
                                          ------------------  ------------------

Basic income (loss) per share             $            0.00   $           (0.07)
                                          ==================  ==================

Basic weighted average number
 of common shares outstanding:                   13,826,055          11,056,632

Diluted income (loss) per share           $            0.00   $           (0.07)
                                          ==================  ==================

Diluted weighted average number
 of common shares outstanding:                   14,466,787          11,056,632

                             See accompanying notes

                                          PART I.  FINANCIAL INFORMATION (CONTINUED)

                                       COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Condensed Consolidated Statement of Changes in Shareholders' Interest
                                          For the Three Months Ended March 31, 2011
                                                         (Unaudited)
                                                                                           RECEI-
                              PREFERRED STOCK       COMMON STOCK                           VABLE                     TOTAL
                              --------------------  -----------------------  CAPITAL IN    FROM                      SHARE-
                              SHARES OUT-           SHARES                   EXCESS OF     CRISNIC    ACCUMULATED    HOLDERS'
                              STANDING     AMOUNT   OUTSTANDING   AMOUNT     PAR VALUE     FUND       DEFICIT        INTEREST
                              -----------  -------  ------------  ---------  ------------  ---------  -------------  ---------

Balance - December 31, 2010         2,427  $60,675   13,824,944   $138,249   $43,484,989   $(22,500)  $(43,010,053)  $ 651,360

 Net income (loss)                                                                                          29,434      29,434
 Common shares issued
   from the exercise of
   stock option grants                  -        -       10,000        100         9,950          -              -      10,050
 Return of shares
   issued to Crisnic                    -        -      (25,000)      (250)      (22,250)    22,500              -           -
 Common shares issued
   to settle accounts
   payable, general and
   accrued expenses                     -        -       25,000        250        26,000          -              -      26,250

Compensation  expense
   from stock option
   grants                               -        -            -          -         4,720          -              -       4,720
                              -----------  -------  ------------  ---------  ------------  ---------  -------------  ---------

BALANCE -
 MARCH 31, 2011                     2,427  $60,675   13,834,944   $138,349   $43,503,409   $      -   $(42,980,619)  $ 721,814
                              ===========  =======  ============  =========  ============  =========  =============  =========

                                                    See accompanying notes

                           PART I.  FINANCIAL INFORMATION (CONTINUED)

                        COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                      THREE MONTHS ENDED    Three months ended
                                                      MARCH 31, 2011        April 30, 2010
                                                      --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $            29,434   $          (739,465)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                                    8,154                13,054
   Deferred rent                                                        -                (4,136)
   Share-based compensation - stock options                         4,720                   (71)
   Accrued stock contribution                                     (10,083)               20,741
   Gains on sale of rental assets                                 (34,728)                    -
   Unrealized loss on derivative instrument                         2,951                     -
 Changes in assets and liabilities:
   Receivables                                                 (1,152,853)             (790,947)
   Prepaid expenses and other current assets                        1,764                   786
   Inventory                                                     (870,228)              108,438
   Accounts payable, accrued expenses and
     other liabilities                                          1,708,077               369,477
                                                      --------------------  --------------------
NET CASH (USED IN) OPERATING ACTIVITIES                          (312,792)           (1,022,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                               (14,415)               (1,730)
 Proceeds from sale of rental asset                                43,800                     -
 Increase in security deposits                                     (2,275)                    -
                                                      --------------------  --------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                27,110                (1,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                                            -               575,000
 Proceeds from note payable                                        50,000                     -
 Proceeds from exercise of stock options                           10,050                     -
                                                      --------------------  --------------------
CASH PROVIDED BY FINANCING ACTIVITIES                              60,050               575,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (225,632)             (448,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  557,018             1,081,328
                                                      ====================  --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $           331,386   $           632,475
                                                      ====================  ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During February 2011, the Company canceled 10,000 common shares previously issued to
Crisnic and canceled the related $9,000 receivable.

     During February 2011, the Company issued 10,000 common shares at $0.99 per share to settle
$9,900 of deferred payroll.

     During January 2011, the Company canceled 15,000 common shares previously issued to Crisnic and canceled the related $13,500 receivable.

     During January 2011, the Company issued 15,000 common shares at $1.09 per share to settle
$16,350 of accrued liabilities.

     During the three months ended April 30, 2010, we amortized $68,239 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year. We filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010, and began a new fiscal year on January 1, 2011. CTTC will subsequently file its quarterly and annual reports for the new fiscal years ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

     During the transitional period ended December 31, 2010, the Company dissolved its wholly owned subsidiary, CTT Trading Company, LLC and absorbed all of its functions. These consolidated financial statements include the accounts of CTTC and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

     We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the quarterly period ending March 31, 2011 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2011.

     The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010.

     During the five months ended December 31, 2010, and the quarter ended March 31, 2011, we had a significant concentration of revenues from our Calmare(R) pain therapy medical device; 94% of gross revenue in the five months ended December 31, 2010 were attributed to sales and rentals of Calmare(R) devices, and 99% of gross revenue in the quarter ended March 31, 2011. We continue to expand our sales activities for the Calmare(R) device and expect the majority of our revenues to come from this technology for at least the next two fiscal years. However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

     The Company produced marginal net income this quarter, after having incurred operating losses each quarter since fiscal 2006. The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare(R) medical devices to grow. During the five month transitional period ended December 31, 2010; the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs. The reduction continued to be implemented into the quarter ended March 31, 2011, and is expected to reduce non-product costs by $1.5 million annually, to approximately $3.4 million. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare(R) devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, short term borrowing, and sales of common stock. At March 31, 2011, we had no outstanding long-term debt, and no credit facility.

     Sales of our Calmare(R) pain therapy medical device continue to be the major source of revenue for the Company. The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy (TM)" technology in 2007. The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy
(TM)" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy (TM)" technology. The "Scrambler Therapy(TM)" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval. The Calmare(R) device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.


     The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare(R) pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy(TM)" technology. The GEOMC agreement is for a period of ten (10) years and outlines each company's specific financial obligations.

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

     Following the Company's termination of the LEG distribution agreement, the Company took possession of 55 Calmare(R) devices which LEG had purchased in fiscal 2010 but had not paid for. The receivable associated with the fiscal 2010 sales was written off as uncollectible and those 55 devices were brought into the Company's inventory at cost. Further review of the Company's receivables found several other small receivables, which were deemed uncollectible and were also cancelled and included as a bad debt expense in the transitional period ended December 31, 2010. Lastly, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices.

     Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG. LEG has no further right to sell or distribute Calmare(R) devices in any location. During the quarter ended March 31, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales. Through this new consultant, CTTC has several international distribution agreements in various stages of negotiation.

     During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta. As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG. Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011. In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

     In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives. Over the past 18 months, the Company entered into several sales agreements for the Calmare(R) device. Additional U.S. sales agreements were finalized during the quarter ended March 31, 2011. Sales to these physicians and medical practices are generating revenue for the Company.

     Prior to 2011, we earned revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory. We recorded revenue when the terms of the sales arrangement were accepted by all parties, including a fee that was fixed or determinable, delivery had occurred and our customer had taken title, and collectability was reasonably assured.

     Prior to 2011, the Company accounted for revenue from device sales in two ways, depending on the nature of the sale.

     -    Sale of inventory shipped directly from the manufacturer in Korea
          - The Company recorded revenue net because the manufacturer, GEOMC, was responsible for maintaining control of the inventory, shipping the device(s), had inventory credit risk and we earned a fixed amount.
     - Sale of inventory located in the United States - The Company recorded gross revenue, because it was responsible for the inventory and for shipping the device(s).

     Beginning in 2011, we earn revenue in two ways, retained royalties from licensing our clients' and our own technologies to our customer licensees and sales of finished products. We record revenue when the terms of the sales arrangement are accepted by all parties, including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

     In 2011 the Company took greater control of the sales process, worldwide. We are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the device. We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, all product sales are now recorded following a gross revenue methodology.

2.     NET INCOME (LOSS) PER COMMON SHARE

     The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

                             THREE  MONTHS ENDED  Three months ended
                             MARCH 31, 2011       April 31, 2010
                             -------------------  ------------------
Denominator for basic net
  income (loss) per share,
  weighted average shares
  outstanding                         13,826,055          11,056,632
Dilutive effect of common
  stock options                            8,212                 N/A
Dilutive Effect of Series C
  convertible preferred stock            632,520                 N/A

Denominator for diluted net
  income (loss) per share,
  weighted average shares
  outstanding                         14,466,787          11,056,632
                                      ----------          ----------

Options to purchase 714,000 shares of our common stock at April 30, 2010 were outstanding but were not included in the computation of net income loss per share for the prior period because they were anti-dilutive. In the quarter ended March 31, 2011, those options with exercise prices less than $1.28, (average market price for the period) if exercised, would have resulted in dilution using the treasury stock method. At March 31, 2011 the Company had 280,000 outstanding options to purchase its common stock, of which only 30,000 options had an exercise price less than $1.28.

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     No other new accounting pronouncements issued or effective during the three months ended March 31, 2011 has had or is expected to have a material impact on the consolidated financial statements.

4.     RECEIVABLES

     Receivables consist of the following:

                                           MARCH 31,   December 31,
                                                2011           2010
                                          ----------  -------------
Calmare(R) Sales Receivable               $1,164,781  $           -
Other Receivable                               5,804          7,048
Royalties, net of allowance of $101,154
 at March 31, 2011 and December 31, 2010       7,270         17,954
                                          ----------  -------------
Total receivables                         $1,177,855  $      25,002
                                          ==========  =============


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

     The Company classified the derivative liability of $135,304 and $132,353 at March 31, 2011 and December 31, 2010, respectively, in Level 2 of the fair value hierarchy.

     The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                            MARCH 31, 2011   December 31, 2010
                                           ---------------  ------------------
Prepaid insurance                          $         2,431  $           30,081
Prepaid investor relations service                  20,000              20,000
Travel advances                                     19,000                   -
Other                                               34,757              27,871
                                           ---------------  ------------------
Prepaid expenses and other current assets  $        76,188  $           77,952
                                           ===============  ==================

8.     PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

                                             MARCH 31, 2011    December 31, 2010
                                           ----------------  -------------------
Property and equipment, gross                      227,377              225,057
Accumulated depreciation and amortization         (189,545)            (184,415)
                                           ----------------  -------------------
     Property and equipment, net           $        37,832   $           40,642
                                           ================  ===================

Depreciation expense was $8,154 during the quarter ended March 31, 2011, and $13,504 during the quarter ended April 30, 2010.

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                         MARCH 31,   DECEMBER 31,
                                              2011           2010
                                        ----------  -------------

Royalties payable                       $  250,807  $      41,394
Deferred payroll                            10,237         93,167
Accrued legal fees                          26,550         66,251
Accrued accounting fees                     54,064         54,170
Accrued commissions                          8,900              -
Other accrued liabilities                  139,757        152,141
                                        ----------  -------------
Accrued Expenses and Other Liabilities  $  485,595  $     407,123
                                        ==========  =============
10.     NOTE PAYABLE

     In March 2011, the Company issued a 90-day note payable to borrow $50,000. The proceeds were used for general corporate purposes. The full amount of principal and 5.00% simple interest per annum is due on the note's maturity date of June 15, 2011.

11.     SHAREHOLDERS' INTEREST

     During the three months ended March 31, 2011 and April 30, 2010, the Company recognized expense (income) of $4,720 and ($71), respectively, for stock options issued to employees in prior years.

     During the three months ended April 30, 2010, we amortized $68,239 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

     The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee). The remaining 627,133 shares of stock were outstanding and were reflected as a receivable reducing equity in our financial statements for the quarter ended October 31, 2010. These shares were valued at $0.90. Plans to sell these shares had been halted due to market conditions. In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable. During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable. During February 2011 the Company and Crisnic canceled 10,000 additional shares previously issued on subscription and canceled the related $9,000 receivable.

     The 627,133 shares were reissued. In November 2010, the Company issued 69,528 shares to attorneys and the contractor where the CEO is employed to settle $85,900 of accounts payable. In December 2010, an additional 532,605 shares were sold for approximately $505,000. In January 2011 the Company issued 15,000 shares to attorneys to settle $16,350 of accrued liabilities. In February 2011 the Company issued 10,000 shares to the Company Executive Vice President to settle $9,900 of deferred payroll.

     At its December 2, 2010 meeting, the CTTC Board of Directors declared a dividend distribution of one right (each, a "Right") for each outstanding share of common stock, par value $0.01, of the Company (the "Common Shares"). The dividend is payable to holders of record as of the close of business on December 2, 2010 (the "Record Date"). Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock. This shareholder rights plan and the subsequent authorization of 20,000 shares of Class B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTTC's finalization of the Rights Agreement with CTTC's Rights Agent, American Stock Transfer & Trust Company, LLC. The Rights Agreement was filed with the December 15, 2010, Form 8-K. It is intended to provide the CTTC Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTTC shares.

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

     The rights of the Series C Convertible Preferred Stock are as follows:

     Dividend rights - The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company's Board. As of March 31, 2011, the Board of Directors has declared no dividends. The undeclared cumulative dividends on the Company's convertible preferred stock at March 31, 2011 is $9,375.

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

     Conversion rights - Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (1) the closing market price at the date of notice of conversion or (2) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument. The Company recorded a convertible preferred stock derivative liability of $135,304 and $132,353 at March 31, 2011 and December 31, 2010, respectively.

     The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2011 and December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

12.     CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

     As of March 31, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations when we receive revenue related to the grant funds. We recognized $1,382 of these obligations during the quarter ended April 30, 2010.

     On November 22, 2010, the Company terminated our operating lease and paid the landlord all existing obligations thereto. The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces. The obligations are significantly less that the previous lease, averaging $70,000 per year for the three-year term. Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

     In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC. Obligations under this lease average $27,000 per year for the two-year term.

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

     On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employee's complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

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

     On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTTC. Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano has been requested to resolve this conflict. Mr. Nano is seeking $750,000 that he claimed is owed under his contract had he been terminated without cause.

     On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite for breach of his employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the March 31, 2011 and December 31, 2010 balance sheets. The case is still proceeding through the arbitration process. The initial arbitration hearing began in April 2011; however, additional dates are required and have been scheduled for late May 2011. The arbitration is expected to take several more months. The Company does not believe it is liable to the former Chairman, President and CEO as he was terminated for cause.

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

OVERVIEW

     Competitive Technologies, Inc. ("CTTC") was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTTC and its majority owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, or distribution agreement.

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

     We earn revenue from retained royalties from licensing our clients' and our own technologies to our customer licensees and sales of finished products. Our customers pay us license fees, royalties based on usage of a technology, or per unit fees, and we share that revenue with our clients.

     We recognize revenue from sales of our Calmare(R) pain therapy medical device as devices are shipped to our customers, whether from the manufacturer in Korea or from our inventory. We record revenue when the terms of the sales arrangement are accepted by all parties, including a fee that is fixed and determinable, delivery has occurred, and our customer has taken title, and collectability is reasonably assured.

     In previous periods, direct shipments from the manufacturer to the customer were reported net of certain costs. Since the Company has taken greater control of the sales process, worldwide, we are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the device. We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, product sales are now, in 2011, recorded following a gross revenue methodology. We record in PRODUCT SALES, the total funds invoiced and received from customers and record the costs of the device as COST OF PRODUCT SALES, with GROSS PROFIT FROM PRODUCT SALES being the result.

     Sales of our Calmare(R) pain therapy medical device continue to be the major source of revenue for the Company. The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy (TM)" technology in 2007. The

Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy
(TM)" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy (TM)" technology. The "Scrambler Therapy (TM)" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval. The Calmare(R) device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

     The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare(R) pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy(TM)" technology. The GEOMC agreement is for a period of ten (10) years and outlines each company's specific financial obligations.

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

     Following the Company's termination of the LEG distribution agreement, the Company took possession of 55 Calmare(R) devices ("device") which LEG had purchased in fiscal 2010 but had not paid for. The receivable associated with the fiscal 2010 sales was written off as uncollectable and those 55 devices were brought into the Company's inventory at cost. Further review of the Company's receivables found several other small receivables which were deemed uncollectable and were also cancelled and included as a bad debt expense in the transitional period ended December 31, 2010. Lastly, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices.

     Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG. LEG has no further right to sell or distribute Calmare(R) devices in any location. During the quarter ended March 31, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales. Through this new consultant, CTTC has several international distribution agreements in various stages of negotiation

     During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta. As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG. Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011. In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

     In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives. Over the past 18 months, the Company entered into several sales agreements for the Calmare(R) device. Additional U.S. sales agreements were finalized during the quarter ended March 31, 2011. Sales to these physicians and medical practices are generating revenue for the Company.

     On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year. The Company filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010. CTTC will subsequently file its quarterly and annual reports for fiscal years ending December 31. CTTC's annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED APRIL 30, 2010

     SUMMARY OF RESULTS

     We produced a marginal net income attributable to common shareholders of $29,000 or $0.00 per basic and diluted share for the three months ended March 31, 2011, compared to a net loss of $739,000 or $0.07 per basic and diluted share for the three months ended April 30, 2010. As explained in detail below, the net income reflects an increase of $1,309,000 in gross revenue, an increase of $561,000 in gross profit from product sales and a decrease in other expenses of $165,000.

     REVENUE AND GROSS PROFIT FROM SALES

     Revenue from product sales: In the three months ended March 31, 2011, we recorded $1,827,000 in revenue from the sale and shipment of 71 (63 internationally, 8 domestic) Calmare(R) pain therapy medical devices; with a cost of product sales of $857,000. In the three months ended April 30, 2010, we recorded $518,000 in revenue from the sale and shipment of 43 Calmare(R) pain therapy medical devices, with a cost of product sales of $108,000.

     OTHER REVENUE

     Gain on sale of rental asset for the quarter ended March 31, 2011 included $35,000 from the conversion of a rental contract for one Calmare(R) pain therapy medical device into an outright sale of the device. There were no such rental asset conversions in the quarter ended April 30, 2011.

     Retained royalties for the three months ended March 31, 2011, were $11,000, which was $2,000, or 15% less than the $13,000 of retained royalties reported in the three months ended April 30, 2010.

     Other income for the three months ended March 31, 2011, was $11,000, primarily rental income from customers who were renting Calmare(R) pain therapy medical devices from us. No other income was reported in the three months ended April 30, 2010.

     EXPENSES

     Total expenses were $997,000 in the three months ended March 31, 2011 compared to $1,162,000 in the three months ended April 30, 2010, a decrease of $165,000 or 14%.

     Selling expenses were $101,000 in the three months ended March 31, 2011, compared to $95,000 in the three months ended April 30, 2010. The increase of $6,000 was primarily due to an additional $70,000 in commission expenses related to sales of Calmare(R) devices, which was off set by a $35,000 reduction in translation, legal and other services directly related to "Scrambler Therapy" and the Calmare(R) devices, and a reduction of $29,000 associated with other technologies.

     Personnel and consulting expenses were $367,000 in the three months ended March 31, 2011, as compared to $493,000 in the three months ended April 30, 2010. Personnel and related benefit expenses were lower ($191,000) in the quarter ended March 31, 2011, due to the reduction of the staff size from ten
(10) in April 2010 to seven (7) at the end of March 31, 2011, and the associated reduction in salaries and benefits. In the prior year quarter we incurred recruiting expenses ($25,000) related to the hiring of a US sales manager and sales representatives, which did not recur in the quarter ended March 31, 2011. The decrease was offset somewhat by increased compensation expense related to stock options of $5,000 and increased consulting fees ($85,000), primarily due to work related to Federal government sales of our Calmare(R) device, the management services of our current CEO, and the work of the newly contracted Managing Director for International Business Development.

     General and administrative expenses decreased $55,000 in the three months ended March 31, 2011, compared to the three months ended April 30, 2010. The change is primarily due to the decreases in rent and associated expenses ($50,000), a reduction in consulting expenses ($83,000) due to training now being accomplished by employees rather than consultants and not renewing other consulting agreements, and a reduction in expenses associated with being a public company ($33,000), primarily due to the change in the Company's fiscal year and the listing change from the NYSE Amex to the OTCQX exchange. Marketing expenses also decreased ($33,000) as the Company no longer contracts with a public relations firm directly, which it did in the prior year quarter. These reductions were offset by increases in legal fees of $144,000 associated with increased Board activity relating to the termination of the former CEO and the legal activity relating to the former CEO challenging his termination for cause, now in arbitration.

     FINANCIAL CONDITION AND LIQUIDITY

     Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and sales of common stock. At March 31, 2011, we had no outstanding long-term debt or credit facility.

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

     At March 31, 2011, the Company's balance sheet showed cash and cash equivalents of $331,000. This is compared to $557,000 cash and cash equivalents
at December 31, 2010.   In addition the Company has $750,000 of restricted cash
held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO. The net income of $29,000 for the three months ended March 31, 2011 contained non-cash outflow of $29,000 and net cash outflow related to changes in assets and liabilities of $313,000, resulting in cash used in operations of $313,000. During the three-month period ending March 31, 2011, the company issued a note payable to borrow $50,000, issued 25,000 shares of common stock to pay down $26,000 in accrued liabilities, and options to purchase 10,000 shares of common stock were exercised for approximately $10,000. Lastly, the Company invested $14,000 in the purchase of property and equipment and received $44,000 related to the sale of rental assets.

     We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

GOING CONCERN

     While the Company produced net income in the quarter ended March 31, 2011, we had incurred operating losses since fiscal 2006. During the five month transition period ended December 31, 2010 and into the quarter ended March 31, 2011, we had a significant concentration of revenues from our Calmare(R) pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

     Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare(R) medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the third quarter of calendar 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The company does not have any significant individual cash or capital requirements in the budget going forward. During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs. The reduction continued to be implemented into the quarter ended March 31, 2011 and is expected to reduce costs by $1.5 million annually, to approximately $3.4 million. If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company's financial position.

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

     On November 22, 2010, the Company terminated our operating lease and paid the landlord all existing obligations thereto. The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces. The obligations are significantly less that the previous lease, averaging $70,000 per year for the three-year term. Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

     In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC. Obligations under this lease average $27,000 per year for the two-year term.

     Contingencies. Our directors, officers, employees and agents may claim indemnification in certain circumstances. We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers' liability insurance, subject to deductibles.

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

     As of March 31, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995. CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any. We recognize these obligations when we receive revenue related to the grant funds. We recognized $1,382 of these obligations during the quarter ended April 30, 2010.

     We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice. These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant. For the three months ended March 31, 2011, we recorded approximately $73,000, of these contingent compensation expenses. In the three months ended April 30, 2010, we incurred approximately $4,000 of such expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures
             ------------------------------------------------

     Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

     (b)     Change in Internal Controls
             ---------------------------

     While there were personnel changes during the period ending March 31, 2011, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See Part I, Note 12 to the accompanying unaudited condensed consolidated financial statements of this Transition Report on Form 10-Q.

Item 1A.     Risk Factors

     We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Between July 31, 2010 and May 19, 2011, the Company has taken several actions that we believe will reduce the Company's risk. These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None.

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

May 19, 2011

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