Form 10-K/A
period 2010-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-07-21
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. ~~1~~ 2 )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

www.competitivetech.net

Registrant’s telephone number, including area code:  (203) 368-6044

Delaware

36-2664428

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

777 Commerce Drive, Suite 100, Fairfield, CT 06825

(Address of principal executive offices)

Registrant's telephone number, including area code: (203) 368-6044

________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on

Title of Each Class

which Registered:

Common Stock ($.01 par value)

OTCQX

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [ ~~x~~   ]

No  [ x ]

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

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [x]

Indicate by checkmark whether the registrant is a shell company (as devined in Rule 126-2 of the Act)

Yes  [   ]

No  [x]

The aggregate market value of the common equity held by non-affiliates of the registrant as of January 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $15,335,024

The number of shares of the registrant’s common stock outstanding as of October 25, 2010, was 13,824,944 shares.

EXPLANATORY NOTE

This Amendment No. ~~1~~  2 on Form 10-K/A revises the Annual Report on Form 10-K for the year ended July 31, 2010 of Competitive Technologies, Inc., initially filed on October 27, 2010 (the "Form 10-K") , and amended on March 3, 2011 .  The revisions are in response to comments received from the SEC.

Competitive Technologies, Inc.

TABLE OF CONTENTS

Part I

Forward-Looking Statements

4

Item 1.

Business

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 4A.

Executive Officers of the Registrant

16

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 8.

Financial Statements and Supplementary Data

26

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

5 5 ~~3~~

Item 9A (T)

Controls and Procedures

5 5 ~~3~~

Item 9B.

Other Information

5 6 ~~4~~

Part III

Item 10.

Directors and Executive Officers of the Registrant

5 6 ~~4~~

Item 11.

Executive Compensation

61 ~~59~~

Item 12.

Security Ownership of Certain Beneficial Owners and Management

6 7 ~~4~~

Item 13.

Certain Relationships and Related Transactions

69 ~~65~~

Item 14.

Principal Accounting Fees and Services

69 ~~65~~

Part IV

Item 15.

Exhibits and Financial Statement Schedules

70 ~~67~~

Signatures

71 ~~68~~

Exhibit Index

72 ~~69~~

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

The Company incurred an operating loss for fiscal 2010, as well as an operating loss in fiscal 2009.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the "Exchange").  The delisting followed an 18-month period during which the Company sought to regain compliance with the Exchange's continued listing standards as set forth in Part 10 of the Exchange Company Guide.  As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.  We were only non-compliant with the stockholders’ equity component.

Despite arguments made at an oral hearing at which the Company sought to remain listed, the Exchange Listing Qualifications Panel affirmed the Exchange Staff’s determination to delist the Company’s securities.  After trading on the OTCQB for a month, on October 5, 2010, the Company’s securities began trading on the OTC market's top tier, the OTCQX.

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

The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy™" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology.  The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The expected life of the patent is anticipated to be at least until December 2024, 20 years form the Italian patent approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy" technology.  The GEOMC agreement is for a period of ten (10) years and also outlines each company's specific financial obligations.  The parties further outlined their financial obligations to one another in a January 2010 Memorandum of Understanding.  The Company has also granted GEOMC some distribution rights in South Korea (2008) and Japan (2011, subsequent to the end of fiscal year 2010).

~~In late fiscal 2007, we obtained exclusive worldwide distribution rights to a non-invasive pain therapy device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs.  Developed and patented in Italy by CTTC's client, Prof. Giuseppe Marineo, DSc., the "Scrambler Therapy" technology was brought to CTTC through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A.  The Calmare® pain therapy medical device, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin.  The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets.  In February 2009, CTTC received FDA 510(k) clearance for U.S. sales of the device.  Several thousand patients in various hospitals and medical centers have been successfully treated using the technology.  CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution.  U.S. and international patents are pending.~~

Beginning in fiscal 2008, we entered into a number of distribution agreements granting country-exclusive rights to a number of international distributors.  Each distributor is required to obtain local sales authorization.  Ongoing sales from these distribution agreements are anticipated in fiscal 2011 and into the future.

One international distributor, Life Epistéme Group, srl ("LEG"), accounted for more than two thirds of the Company's revenue in fiscal 2010.  Originally signed in February 2009, the Company's ageement with LEG, was amended in October of 2009.  In the agreement, LEG was given exclusive right to distribute Calmare devices in 29 countries (02/09); additional countries were added in the amendment (09/09)

•

Contract allowed for a 120-day ramp up period prior to beginning the selling period; based on the contract date that would have expired in June 2009

•

Purchase plan for initial contract term of 3 years included LEG purchasing 100 units in year 1 and a cumulative total of 1,000 units in year2-3, by  the end of year 3.  The amendment (09/09) extended the initial term from 3 to 10 years, and added required minimums for years 2-5.

~~Purchase plan for initial contract term of 3 years included LEG purchasing 100 units in year 1~~

~~and a cumulative total of 1,000 units in year2-3, by  the end of year 3.  The amendment (09/09) extended the initial term from 3 to 10 years, and added required minimums for years 2-5.~~

•

CTTC had right to approve all transfers and subcontracts.

•

The amendment set forth the purchase plan for 100 devices which were to be purchased within

•

4 months of the signed amendment and paid for by the end of April 2010.

Subesquent to the end of fiscal 2010, the Company conducted a review of its distribution partners.  That review led to the termination of CTTC's agreement LEG.  LEG had the distribution rights for 34 countries, but had not met its minimum obligations to CTTC, and the Company had no indication that LEG would meet its commitments in the foreseeable future.  The Company is in the process of negotiating other International distribution agreements that it believes will be much more successful ventures.

In the U.S. we are the distributor for the Calmare ~~Pain Therapy medical~~  device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 40 commissioned sales representatives.  To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.  Ongoing sales in the US, facilitated by these commissioned representatives, are anticipated in fiscal 2011 and into the future.

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

	2010	2009
Pain therapy medical device	$ 1,941,000	$ 7,000
Plant Regeneration	$ 12,000	$ 132,000
Flip Chip	$ -	$ 71,000

As a percentage of total revenue for the same periods, these technologies represented:

	2010	2009
Pain therapy medical device	97%	2%
Plant Regeneration	1%	38%
Flip Chip	-%	20%

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

•

Nanotechnology bone cement biomaterial with a broad range of potential applications, including dental, spinal and other bone related applications. Exclusively licensed to Soteira, Inc. for human spinal applications;

•

Sunless tanning agent, a skin-pigment enhancer being researched as a skin cancer preventative, and therapeutic for vitiligo, albinism and psoriasis, exclusively licensed to Clinuvel Pharmaceuticals, Ltd. (Australia);

•

Lupus Diagnostic and Monitoring technology, a cost-effective scalable testing platform used to detect and monitor the autoimmune disease, Lupus;

•

Sexual Dysfunction technology, CTTC's joint venture with Xion Corporation announced in September 2009 is conducting an extended research program in support of the commercialization of our patented melanocortin analogues for treating male and female sexual dysfunction and obesity.

Our applied science/electronics portfolio includes:

•

Encryption technology that operates at high speeds with low memory requirements to secure applications used on the Internet, telecommunications, smart cards and e-commerce;

•

Video and audio signal processing technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), and used in streaming video products for personal computers and wireless devices, including mobile phones;

•

Radio Alert Warning System, a low powered dual-mode transmitter capable of short-range interruption of commercial radio broadcasting with a message alerting of an emergency situation;

•

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

The table below summarizes our consolidated results of operations and cash flows for the five years ended July 31, 2010:

	2010	2009	2008	2007	2006
Net income (loss)	$ (2,708,534)	$ (3,479,824)	$ (5,966,454)	$ (8,893,946)	$ (2,377,224)
Net cash flows from:
Operating activities	(3,662,070)	(3,491,630)	(4,994,411)	(5,437,443)	(3,527,318)
Investing activities	65,287	(1,490)	792,539	(978,217)	(141,644)
Financing activities	3,752,196	2,008,096	(133,109)	78,425	2,298,726
Net increase (decrease) in cash and cash equivalents	$ 155,413	$ (1,485,024)	$ (4,334,981)	$ (6,337,235)	$ (1,370,236)

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

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant

individual cash or capital requirements in the budget going forward.    Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

Patent litigation has increased; it can be expensive, and may delay or prevent our customers’ products from entering the market.

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

None.

Item 2. Properties

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

Item 3. Legal Proceedings

Carolina Liquid Chemistries Corporation, et al. (Case pending) – On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court.  Carolina Liquid was served on September 1, 2005.  As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme").  On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity.  On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case.  On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (BPAI). In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI.  Further action in this case is pending as the BPAI decision has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado.  We filed information refuting the examiner’s appeal and continue to await the BPAI appeal decision.

Ben Marcovitch and other co-defendants (Case completed) – On August 8, 2007, we announced that former CTTC Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTTC's five Directors for violating CTTC's Code of Conduct. At that time, CTTC also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTTC by Mr. Marcovitch. As announced on April 10, 2007, CTTC had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

Employment matters – former employee (Cases pending) – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and ordered reinstatement and payment of damages.  CTTC filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ").  Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee’s claim without relief.  The employee then appealed the case to the Administrative Review Board ("ARB").  In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTTC based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof.  In January 2009, the ALJ ruled in favor of CTTC on the ARB remand.  The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB’s decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTTC and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract.  In March 2008, OSHA dismissed the employee’s complaint citing the lack of probable cause.  The employee filed objections and requested de novo review by an ALJ.  In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court.  In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

On September 5, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTTC did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTTC paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit.  On July 1, 2009, the judge ruled in favor of the former employee’s motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

John B. Nano vs. Competitive Technologies, Inc. – On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct.  On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the Securities and Exchange Commission on September 13, 2010, and September 17, 2010.  Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of Competitive Technologies, Inc.

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

Summary – We may be a party to other legal actions and proceedings from time to time.  We are unable to estimate legal expenses or losses we may incur, or damages we may recover in these actions, if any, and have not accrued potential gains or losses in our financial statements.  Expenses in connection with these actions are recorded as they are incurred.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 19, 2010, shareholders voted on the following issues:

•

Election of Directors

Election of Directors	For	Withheld
Joel M. Evans, M.D.	5,031,303	884,104
Richard D. Hornidge, Jr.	5,658,657	256,750
Rustin Howard	5,654,407	261,000
John B. Nano	4,841,219	1,074,188
William L. Reali	5,146,053	769,354

▪

Ratification of selection of MHM Mahoney Cohen CPAs, the New York Practice of Mayer Hoffman McCann P.C., as the independent public accounting firm:

Accounting Firm	For	Against	Abstained
MHM Mahoney Cohen CPAs (*)	9,060,625	30,256	43,784

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

Johnnie D. Johnson, 72, has served as our Chief Executive Officer and Chief Financial Officer since September 2010.  Mr. Johnson brings over 30 years of experience to his role as Chief Executive Officer and Chief Financial Officer of Competitive Technologies.  After obtaining his BS in Business and Accounting from University of Findlay in 1960 and his MBA from Bowling Green University in 1976, Mr. Johnson went to work with the original Marathon Oil Company (a Fortune 40 company) in 1960, where he remained until Marathon was acquired by USX in 1982.  At Marathon, Mr. Johnson undertook numerous positions, including Auditor, Controller, and finally Assistant to the President and CEO where he was responsible for investor relations, crude oil trading, liaison activities with other operation components of Marathon and merger/acquisition coordination.  While at Marathon Oil, he was singled out by Institutional Investor magazine as one of the foremost practitioners of investor relations in the US.  From 1982 to 1986, after its acquisition of Marathon, Mr. Johnson joined USX (formerly US Steel and a Fortune 20 company), where as Assistant Corporate Comptroller he was responsible for investor relations and strategic planning.  From 1986 to 1991, Mr. Johnson was Managing Director of Georgeson & Co., an investor relations, proxy solicitation, and shareholder analysis firm with 160 employees.  Mr. Johnson served as chairman and CEO for seven years of Johnnie D. Johnson & Co., an investor relations firm from 1991 to 1998, serving over 150 clients.  Most recently, Mr. Johnson has assisted CTTC in his role as Chief Executive Officer of IR Services, LLC (previously Strategic IR, Inc.), beginning in 1998 through present.  Mr. Johnson is a graduate of Harvard’s Advanced Management Program, and was previously a licensed CPA.

Mr. Johnson has been highly active within the investor relations community, having served as chairman of both the National Investor Relations Institute (NIRI) and the NIRI foundation, as well as president of the Petroleum Investor Relations Association.  He is a member of the Investor Relations Association, and a former member of NIRI and the American Institute of CPAs.  His publications include, “Establishing the Investor Relations Function,” in The Handbook of Investor Relations, edited by Donald R. Nichols, 1989, Dow Jones-Irwin, and, “Investor Relations:  A Marketing Function,” in Experts in Action:  Inside Public Relations, 2nd ed., edited by C. Burger, 1989, Longman Inc.  In addition, he has lectured extensively in the US, Europe and Asia on the subjects of investor relations and financial statement analysis.

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

Year Ended July 31, 2010			Year Ended July 31, 2009
	High	Low		High	Low
First Quarter	$2.64	$1.92	First Quarter	$3.00	$1.02
Second Quarter	$2.39	$1.40	Second Quarter	$1.55	$0.76
Third Quarter	$3.10	$1.24	Third Quarter	$1.80	$0.54
Fourth Quarter	$3.64	$2.00	Fourth Quarter	$2.84	$1.41

Holders.  At October 25, 2010, there were approximately 519 holders of record of our common stock.

Dividends.  No cash dividends were declared on our common or preferred stocks during the last two fiscal years.

COMPETITIVE TECHNOLOGIES, INC.

Item 6. Selected Financial Data (1) (4)

	2010	2009	2008	2007	2006
Statement of Operations Summary:
Total revenues (2)	$ 2,009,682	$ 348,240	$ 1,193,353	$4,167,216	$ 5,187,631
Net income (loss) (2) (3)	$ (2,708,534)	$ (3,479,824)	$ (5,966,454)	$(8,893,946)	$ (2,377,224)
Net income (loss) per share:
Basic	$ (0.25)	$ (0.40)	$ (0.73)	$ (1.11)	$ (0.31)
Assuming dilution	$ (0.25)	$ (0.40)	$ (0.73)	$ (1.11)	$ (0.31)
Weighted average number of common shares outstanding:
Basic	10,832,043	8,740,419	8,156,343	8,040,455	7,651,635
Assuming dilution	10,832,043	8,740,419	8,156,343	8,040,455	7,651,635

Year-end Balance Sheet Summary:				At July 31,
Cash and cash equivalents	$ 907,484	$ 752,071	$ 2,237,095	$ 6,572,076	$ 12,909,311
Total assets	4,949,923	1,401,491	3,110,983	9,712,733	18,416,901
Total long-term obligations	66,369	81,418	78,822	62,624	-
Total shareholders' interest	2,608,502	285,168	1,593,436	7,598,816	14,454,200

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

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the "Exchange").  The delisting followed an 18-month period during which the Company sought to regain compliance with the Exchange's continued listing standards as set forth in Part 10 of the Exchange Company Guide.  As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant. .  We were only non-compliant with the stockholders’ equity component.

Despite arguments made at an oral hearing at which the Company sought to remain listed, the Exchange Listing Qualifications Panel affirmed the Exchange Staff’s determination to delist the Company’s securities.  After trading on the OTCQB for a month, on October 5, 2010, the Company’s securities began trading on the OTC market's top tier, the OTCQX.

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

Product sales for 2010 were $1,853,000, an increase of $1,845,000 from the $8,000 recorded in fiscal 2009.  Sales in fiscal 2010 represents sales of Calmare® pain therapy medical devices. We sold 126 (114 international, 12 domestic) devices in fiscal 2010.  For 2009 sales were for one Calmare pain therapy medical device and three electronic stress management and memory improvement devices (which we are no longer actively marketing).

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

Expenses

	2010	2009	Increase (Decrease)	% Increase (Decrease)
Cost of product sales	$ 516,000	$ 1,000	$ 515,000	51,500
Personnel and other direct expenses relating to revenues	2,061,000	2,024,000	37,000	2
General and administrative expenses	2,134,000	2,199,000	(65,000)	(3)
Patent enforcement expenses, net of reimbursements	-	2,000	(2,000)	(100)
Insurance recovery	-	(400,000)	400,000	(100)
Interest expense	8,000	3,000	5,000	167
Total expenses	$ 4,719,000	$ 3,829,000	890,000	23

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

General and administrative expenses decreased a net $65,000 or 3% in 2010, compared to 2009.  The decrease in expenses is primarily due to the following reductions: legal fees as a result of less active litigation, $332,000, primarily the Marcovitch case; SOX expense $116,000 as we hired new consultants for fiscal 2010 which resulted in significantly lower fees, and D&O insurance $75,000, as our last insurance renewal resulted in a significant savings.  In addition, other directors' costs were $14,000 lower in fiscal 2010, primarily the result of having one less director.  These decreases were offset by the following cost increases; payments to a public relations firm for our pain therapy device, $105,000, costs for our conference in Boston introducing the pain therapy device, $58,000, payments to Medical Technology Partners totaling $75,000 for development of our insurance reimbursement strategy, payments to outside consultants to operate and train users on our pain therapy medical device, $53,000, payments totaling $20,000 to the newly created Medical Advisory Board for our pain therapy device.  Investor Relations expenses were higher in fiscal 2010, $64,000, due to the number of press releases related to the success of our pain therapy device.  Travel & Entertainment expense is higher, $36,000, in fiscal 2010 due to the establishment of a sales force for our pain therapy device.  We incurred expenses totaling $42,000 to have Crystal Research prepare an investment research report on the company.  Finally, our exchange listing fees were $16,000 higher in fiscal 2010, primarily due to the write-off of prepaid fees at year-end due to the company’s delisting from the NYSE Amex.

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

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years.  Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero.  In 2010 and in 2009, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset.  We did not show a benefit for income taxes.  We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized.  We have substantial federal and state NOLS and capital loss carryforwards to use against future regular taxable income.  In addition, we can use our NOLs to reduce our future AMT liability.  A significant portion of the remaining NOLs at July 31, 2010, approximately $4,053,000, was derived from income tax deductions related to the stock options exercises.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

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

In late fiscal 2007, the Company obtained exclusive worldwide distribution rights to a non-invasive pain therapy medical device for rapid treatment of high-intensity oncologic and neuropathic pain, including pain resistant to morphine and other drugs.  Developed and patented in Italy by CTTC's client, Prof. Giuseppe Marineo, DSc., the "Scrambler Therapy" technology was brought to CTTC through the efforts of Prof. Giancarlo Elia Valori of the Italian business development group, Sviluppo Lazio S.p.A.  The Calmare® pain therapy medical device, with a biophysical rather than a biochemical approach, uses a multi-processor able to simultaneously treat multiple pain areas by applying surface electrodes to the skin. The device's European CE mark certification allows it to be distributed and sold throughout Europe, and makes it eligible for approval for distribution and sales in multiple global markets.  In February 2009, CTTC received FDA 510(k) clearance for U.S. sales of the device.  Several thousand patients in various hospitals and medical centers have been successfully treated using the technology.  CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution.  U.S. and international patents are pending.

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

In the U.S. we are the distributor for the Calmare Pain Therapy medical device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 40 commissioned sales representatives.  To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.

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

Contractual Obligations and Contingencies

At July 31, 2010, our contractual obligations were:

Contractual Obligations	Total		Within 1 year		1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent	$ 1,156,000		$ 521,000		$ 607,000	$ 28,000	$ -
Nano employment agreement	175,000	(1)	175,000	(1)	-	-	-
	$ 1,331,000		$ 696,000		$ 607,000	$ 28,000	$ -

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

Item 8. Financial Statements and Supplementary Data

Description

Page

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

28

Consolidated Statements of Operations

29

Consolidated Statements of Changes in Shareholders’ Interest

30

Consolidated Statements of Cash Flows

31

Notes to Consolidated Financial Statements

32-5 4 ~~0~~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Competitive Technologies, Inc.

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of July 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ interest and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at July 31, 2010, the Company has incurred operating losses since fiscal year 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/

Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York

October 26, 2010

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31, 2010	July 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 907,484	$ 752,071
Receivables, net of allowance of $101,154 at July 31, 2010 and 2009	3,536,572	199,619
Inventory	272,869	-
Prepaid expenses and other current assets	69,080	206,789
Total current assets	4,786,005	1,158,479

Property and equipment, net	163,918	203,012
Deferred financing costs, net	-	40,000
TOTAL ASSETS	$ 4,949,923	$ 1,401,491

LIABILITIES AND SHAREHOLDERS' INTEREST
Current Liabilities:
Accounts payable	$ 1,046,174	$ 352,543
Accrued expenses and other liabilities	1,228,878	682,362
Total current liabilities	2,275,052	1,034,905
Deferred rent	66,369	81,418
Shareholders' interest:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Common stock, $.01 par value, 20,000,000 shares authorized, 13,824,944 and 9,819,027 shares issued respectively	138,249	98,190
Capital in excess of par value	43,444,154	37,887,925
Receivable from Crisnic	(564,420)	-
Accumulated deficit	(40,470,156)	(37,761,622)

Total shareholders' interest	2,608,502	285,168
TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST	$ 4,949,923	$ 1,401,491

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended July 31,
	2010	2009
Revenues
Product Sales	$ 1,853,040	$ 8,493
Retained Royalties	68,434	261,410
Investment income	73	7,346
Gain on Sale of Rental Assets	81,203	-
Other income	6,932	70,991
	2,009,682	348,240
Expenses
Cost of product sales	515,612	668
Personnel and other direct expenses Relating to revenues	2,061,024	2,024,210
General and administrative expenses	2,133,936	2,198,608
Patent enforcement expenses, net of reimbursements	-	1,852
Insurance recovery	-	(400,000)
Interest expense	7,644	2,726
	4,718,216	3,828,064
(Loss) before income taxes	(2,708,534)	(3,479,824)
Provision (benefit) for income taxes	-	-
Net (loss)	$ (2,708,534)	$ (3,479,824)
Net (loss) per common share:
Basic (loss) per share	$ (0.25)	$ (0.40)
Diluted (loss) per share	$ (0.25)	$ (0.40)

Weighted average number of common shares outstanding:
Basic	10,832,043	8,740,419
Diluted	10,832,043	8,740,419

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Interest

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Receivable From Crisnic	Accumulated deficit	Total Shareholders’ Interest
Balance – July 31, 2008	2,427	$ 60,675	8,179,872	$ 81,798	$ 35,732,761	$ -	$ (34,281,798)	$ 1,593,436
Net loss							(3,479,824)	(3,479,824)
Issuance to Fusion initial commitment shares			63,280	634	122,763			123,397
Sale of shares to Fusion			1,516,783	15,167	1,973,492			1,988,659
Amortization of deferred financing costs related to Fusion shares					(262,176)			(262,176)
Exercise of Common Stock Options			20,000	200	24,907			25,107
Compensation expense from stock option grants					244,118			244,118
Stock issued to 401(k) plan			26,592	266	39,622			39,888
Stock issued to Directors			12,500	125	12,438			12,563
Balance – July 31, 2009	2,427	$ 60,675	9,819,027	$ 98,190	$ 37,887,925	$ -	$ (37,761,622)	$ 285,168
Net loss							(2,708,534)	(2,708,534)
Compensation expense from stock option grants					171,978			171,978
Issuance to Fusion initial commitment shares			86,933	869	211,247			212,116
Sale of shares to Fusion			1,826,351	18,264	3,423,215			3,441,479
Sale of shares to Crisnic			2,075,000	20,750	2,161,418	(564,420)		1,617,748
Amortization of deferred financing costs related to Fusion shares					(301,288)			(301,288)
Financing costs for Crisnic shares					(140,112)			(140,112)
Stock issued to 401(k) plan			7,633	76	11,221			11,297
Stock issued to Directors			10,000	100	18,550			18,650
Balance – July 31, 2010	2,427	$ 60,675	13,824,944	$ 138,249	$ 43,444,154	$ (564,420)	$ (40,470,156)	$ 2,608,502

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended July 31,
	2010	2009
Cash flows from operating activities:
Net (loss)	$ (2,708,534)	$ (3,479,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Security deposit used as rent payment	-	39,833
Depreciation and amortization	55,009	61,341
Deferred rent	(15,049)	2,596
Share-based compensation – stock options	171,978	244,118
Accrued stock contribution	12,262	(55,043)
Gain on sale of rental assets	(81,203)	-
Changes in assets and liabilities:
Receivables	(2,219,206)	(79,542)
Inventory	(272,869)	-
Prepaid expenses	137,709	111,217
Accounts payable, accrued expenses and other liabilities	1,257,833	(336,326)
Net cash used in operating activities	(3,662,070)	(3,491,630)

Cash flows from investing activities:
Purchases of property and equipment	(38,581)	(1,490)
Proceeds from sale of rental assets	103,868	-
Net cash provided by (used in) investing activities	65,287	(1,490)

Cash flows from financing activities:
Proceeds from exercises of stock options	-	25,107
Proceeds from sale of stock	3,941,480	1,988,659
Financing costs	(140,112)	-
Deferred finance charges	(49,172)	(5,670)
Net cash provided by financing activities	3,752,196	2,008,096

Net increase (decrease) in cash and cash equivalents	155,413	(1,485,024)
Cash and cash equivalents at beginning of year	752,071	2,237,095
Cash and cash equivalents at end of year	$ 907,484	$ 752,071
See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.

BUSINESS AND BASIS OF PRESENTATION

Competitive Technologies, Inc. ("CTTC") and its wholly-owned subsidiary, CTT Trading Company, LLC ("CTT Trading"), and majority-owned subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S., Europe, and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities.  We are compensated for our services by sharing in the profits of distribution or the license and royalty fees generated from successful licensing of clients’ technologies.

The consolidated financial statements include the accounts of CTTC, CTT Trading, and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006.  During fiscal 2010 we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

On December 2, 2008, the Company received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company’s Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the

Exchange Company Guide.  As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.  We were only non-compliant with the stockholders’ equity component.

Despite the Company's efforts to regain compliance, as required by the Exchange's rules, on June 4, 2010 the Exchange notified CTTC that the Exchange intended to file a delisting application with the Securities and Exchange Commission (“SEC”) to strike the listing of CTTC’s securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide.  The Company filed an appeal of the delisting determination and requested an oral hearing before a Listing Qualifications Panel of the Exchange (“the Panel”).  That hearing was held on August 25, 2010.  On August 30, the Company announced that the Panel had affirmed the Exchange Staff’s determination to delist the Company’s securities.  On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC.  On October 5, 2010, the Company’s securities began trading on the OTC market's top tier, the OTCQX.

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

In the U.S. we are the distributor for the Calmare Pain Therapy medical device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 40 commissioned sales representatives.  To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.

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

Non-refundable, upfront license fee – We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement.  Once delivery is complete, and the fee is collected, we have no continuing obligation.  No upfront fees were received in fiscal 2010 or fiscal 2009.

Royalty or per unit fees – The royalty or per unit rate is fixed in the license or distribution agreement, with the amount earned contingent upon our customer's usage of our technology or sale of our product.  Some agreements may contain stipulated minimum monthly or annual fee payments to CTTC.  We determine the amount of revenue to record when we can estimate the amount earned for a period.  We receive payment or royalty reports on a monthly, quarterly or semi-annual basis indicating usage or sales of licensed technologies or products to determine the revenue earned in the period.  Revenue may fluctuate from one quarter to another based on receipt of reports from customers.

Revenue from foreign sources was $1,385,239 and $42,628, for 2010 and 2009, respectively.  In fiscal 2010, revenue from Italian sources totaled $1,339,450, while revenue from Japanese sources totaled $32,314, in 2009.

Royalty legal awards – We earn non-recurring revenues from royalty legal awards, principally from patent infringement actions filed on behalf of our clients and/or us.  Patent infringement litigation cases generally occur when a customer or another party ignores our patent rights, or challenges the legal standing of our clients' or our technology rights.  These cases, even if settled out of court, may take several years to complete, and the expenses may be borne by our clients, by us, or shared.  We share royalty legal awards in accordance with the agreement we have with our clients, usually after reimbursing each party for their related legal expenses.  We recognize royalty legal award revenue when our rights to litigation awards are final and unappealable and we have assurance of collecting those awards, or when we have collected litigation awards in cash from the adverse party, or by sale of our rights to another party without recourse, and we have no obligation or are very unlikely to be obligated to repay such collected amounts.  Proceeds from cases settled out of court are recorded as retained royalties.  (For further information, see Note 3.)

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

Concentration of Revenues

Approximately $1,941,000, or 97%, of 2010 revenue was derived from our pain therapy medical device. Of this amount, approximately $1,339,000, or 69%,  was received from one customer, Life Epistéme SARL  We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 718 – "Compensation – Stock Compensation."  Accordingly, the Company recognizes compensation expense equal to the fair value of vested stock awards at the time of the grant as the awards generally do not require a service period.

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

Recent Accounting Pronouncements

Fair Value.  In 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defined fair value, established a market based framework or hierarchy for measuring fair value and expanded disclosures about fair value measurements.   We partially adopted this standard in fiscal 2009 and duly adopted it in the first quarter of fiscal 2010.  This standard is applicable whenever another accounting standard requires or permits assets and liabilities to be measured at fair value and did not expand or require any new fair value measures.  The adoption of this standard did not have a material effect on our financial condition or results of operations.

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

Variable Interest Entities.  In June 2009, the FASB issued a new accounting standard that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (1) the power to direct the activities of the variable interest entity that most significantly impact the entities economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact the adoption this standard will have on the financial statements.

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

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended July 31,
	2010	2009
Provision (benefit) at U.S. federal statutory rate	(34.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.8)	(5.3)
Permanent differences	0.9	0.8
Expiration of capital loss carryforwards	-	6.8
Other items	(10.9)	0.4
Deferred tax valuation allowance	48.8	31.3
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	July 31, 2010	July 31, 2009
Net federal and state operating loss carryforwards	$ 11,263,270	$ 10,292,301
Net capital loss carryforwards	116,307	120,002
Impairment of investments	530,970	550,506
Other, net	476,753	432,835
Deferred tax assets	12,387,300	11,395,644
Valuation allowance	(12,387,300)	(11,395,644)
Net deferred tax assets	$ -	$ -

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

Changes in the valuation allowance were as follows:

	Year ended July 31,
	2010	2009
Balance, beginning of year	$ 11,395,644	$ 10,308,114
Change in temporary differences	24,382	(107,871)
Change in net operating and capital losses	967,274	1,195,401
Balance, end of year	$ 12,387,300	$ 11,395,644

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

4.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Year ended July 31,
	2010	2009
Denominator for basic net income (loss) per share, weighted average shares outstanding	10,832,043	8,740,419
Dilutive effect of common stock options	N/A	N/A
Denominator for net income (loss) per share, assuming dilution	10,832,043	8,740,419

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

On December 2, 2008, we received notice from the NYSE Amex, then known as NYSE Alternext US LLC (the "Exchange"), notifying us that the staff of the Exchange Corporate Compliance Department had determined that the Company Form 10-K for the fiscal year ended July 31, 2008 did not meet continued listing standards as set forth in Part 10 of the Exchange Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Exchange Company Guide.  As noted in Section 1003 of the Exchange Company Guide, companies with stockholders' equity of less than $2 million, and losses from continuing operations and net losses in two out of its three most recent fiscal years, or with stockholders' equity of less than $4 million and losses from continuing operations and net losses in three out of its four most recent fiscal years are non-compliant.  We were only non-compliant with the stockholders’ equity component.

On December 18, 2008, the company submitted a business plan to the Exchange detailing actions it will take to bring it into compliance with the above continued listing standards by June 2, 2010.  On January 22, 2009, the Exchange accepted our business plan.

As required by the rules of the NYSE Amex, on June 4, 2010 the Exchange notified CTTC that the Exchange intended to file a delisting application with the Securities and Exchange Commission (“SEC”) to strike the listing of CTTC’s securities from the Exchange pursuant to Section 1009(d) of the NYSE Amex Company Guide.  CTTC filed an appeal of the delisting determination and requested an oral hearing before a Listing Qualifications Panel of the Exchange (“the Panel”).  CTTC’s request for an oral hearing stayed the scheduled delisting of the Company’s securities pending the Panel’s determination.

On August 25, 2010 the Company had its oral hearing before the Panel.  On August 30, the Company announced that the Panel had affirmed the Exchange Staff’s determination to delist the Company’s securities.  On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC.  On October 5, 2010, the Company’s securities began trading on the OTC market's top tier, the OTCQX.

6.

RECEIVABLES

Receivables consist of the following:

	July 31, 2010	July 31, 2009
Accounts Receivable	$ 1,339,488	$ -
Royalties, net of reserve of $101,154 at July 31, 2010 and 2009	1,045,681	88,023
Advance to GEO MC Co. Ltd.	-	107,989
Due from Crisnic Fund S.A.	1,117,747	-
Other	33,656	3,607
Total	$ 3,536,572	$ 199,619

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

7.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31, 2010	July 31, 2009
Equipment and furnishings	$ 434,383	$ 419,802
Leasehold improvements	113,838	113,838
Property and equipment, gross	548,221	533,640
Accumulated depreciation and amortization	(384,303)	(330,628)
Property and equipment, net	$ 163,918	$ 203,012

Depreciation expense was $55,009 and $61,341, in 2010 and 2009, respectively.

8.

AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	July 31, 2010	July 31, 2009	Number of shares	Type
Security Innovation, Inc.	--	--	223,317	Common stock
Xion Pharmaceutical Corporation	--	--	60	Common stock

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

9.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	July 31, 2009	July 31, 2009
Prepaid insurance	$ 25,283	$ 125,198
Prepaid investor relations service	20,000	20,000
Prepaid employee benefits	-	18,158
Other	23,797	43,433
Prepaid expenses and other current assets	$ 69,080	$ 206,789

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	July 31, 2010	July 31, 2009
Royalties payable	$ 362,435	$ 54,093
Deferred executive payroll	152,808	126,538
Accrued 401(k) contribution	50,000	50,000
Accrued directors stock compensation	12,308	30,000
Accrued audit fee	77,748	100,000
Accrued legal fees	22,769	197,214
Accrued Directors Fees	3,833	59,833
Due to GEOMC	289,981	-
Accrued license fees	40,000	-
Accrued commissions	80,000	-
Recruiting Fees	35,000	-
Unclaimed property liability	24,981	25,431
Other	77,015	39,253
Accrued expenses and other liabilities	$ 1,228,878	$ 682,362

11.

SHAREHOLDERS' INTEREST AND STOCK-BASED COMPENSATION PLANS

Preferred Stock – Holders of preferred stock are entitled to receive, if, as, and when declared by the Board of Directors, out of funds legally available therefore, preferential non-cumulative dividends at the rate of $1.25 per share per annum, payable quarterly, before any dividends may be declared or paid upon or other distribution made in respect of any share of common stock.  Preferred stock is redeemable, in whole at any time or in part from time to time, on 30 days' notice, at the option of the Company, at a redemption price of $25.  In the event of voluntary or involuntary liquidation, the holders of preferred stock are entitled to $25 per share in cash before any distribution of assets can be made to holders of common stock.

Each share of preferred stock is entitled to one vote.  Holders of preferred stock have no preemptive or conversion rights.  The preferred stock is not registered to be publicly traded.

Employee Stock Option Plans – Pursuant to our 1997 Employees' Stock Option Plan, as amended (the "1997 Option Plan"), we could grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service).  The stock options had to be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date.  The maximum life of stock options granted under this plan is ten years from the grant date.  The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years.  No options could be granted under this plan after September 30, 2007.

The following information relates to the 1997 Option Plan:

	July 31, 2010	July 31, 2009
Common shares reserved for issuance on exercise of options	530,000	581,750
Shares available for future option grants	-	-

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

2000 Director's Stock Option Plan – We also have a Directors' Stock Option Plan (the "Directors' Option Plan"), under which we grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected, and 10,000 common stock options on the first business day of January thereafter, as long as the individual is a director.  All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date.  The maximum life of options granted under this plan is ten years from the grant date.  No options may be granted after January 4, 2010.

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

Summary of Common Stock Options – The total fair value of shares vested in 2010 and 2009 was $171,978 and $244,118, respectively, of non-cash compensation expense.  Of this amount, $127,223 and $211,768, respectively, was included in personnel and other direct expenses relating to revenues, from stock options granted to employees in current and prior years, and vesting during 2010 and 2009.  Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year.  As of July 31, 2010, there was approximately $36,144 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan.  This cost is expected to be recognized over a weighted average period of 1.16 years.  Included in the $171,978 of expense recognized in 2010 is $44,755 of noncash compensation expense, included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan.  Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant. In 2009, we recognized additional non-cash expense of $32,350 included in general and administrative expenses.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended July 31,
	2010	2009
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	75.0%	79.0%
Risk-free interest rates (3)	2.7%	1.7%
Expected lives (2)	5 years	5 years

(1)

We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends.  Consequently, we used an expected dividend rate of zero for the valuations.

(2)

Estimated based on our historical experience.  Volatility was based on historical experience over a period equivalent to the expected life in years.

(3)

Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

A summary of the status of all our common stock options as of July 31, 2010 and 2009, and changes during the years then ended is presented below.

	2010			2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of year	770,750	$ 2.91	$ 102,933	806,325	$ 2.96	$ 280,190
Granted	40,000	1.87		50,000	1.01
Forfeited	(98,750)	5.76		(64,325)	2.55
Exercised	-	-		(20,000)	1.26
Expired or terminated	(3,000)	5.56		(1,250)	4.22
Outstanding at end of year	709,000	$ 2.44	$ 78,920	770,750	$ 2.91	$ 102,933
Exercisable at end of year	669,000	$ 2.45	$ 78,920	603,250	$ 3.05	$ 95,508
Weighted average fair value per share of options issued during the year		$ 1.12			$ 0.65

The total intrinsic value of stock options exercised during 2009 was $23,650.  There were no stock option exercises in fiscal 2010.  Total proceeds from stock option exercises were $25,107 in 2009.  Generally, we issue new shares of common stock to satisfy stock option exercises.

The following table summarizes information about all common stock options outstanding at July 31, 2010.

		Outstanding Shares			Exercisable Shares
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.01 - $ 2.50	233,000	7.63	$ 1.84	193,000	7.77	$ 1.76
$2.51 - $ 3.50	440,000	6.56	$ 2.53	440,000	6.56	$ 2.53
$3.51 - $ 6.50	27,000	3.69	$ 4.53	27,000	3.69	$ 4.53
$6.51 - $11.04	9,000	0.36	$ 7.50	9,000	0.36	$ 7.50

A summary of the status of the Company's non-vested shares as of July 31, 2010 and changes during the year ended July 31, 2010 is presented below:

Non Vested Shares	Shares	Weighted Average Grant Date Fair Value
Non vested at July 31, 2009	167,500	$ 1.57
Granted	40,000	1.12
Vested	(162,500)	1.49
Forfeited and expired	(5,000)	1.43
Non vested at July 31, 2010	40,000	$ 1.46

1996 Directors' Stock Participation Plan – Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we issue to each non-employee director who has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued.  If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director.  This plan expires on January 3, 2011.

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

During the second quarter of fiscal 2010, the Company granted to its non-employee directors as their annual award, options to purchase an aggregate of 40,000 shares of common stock under the Directors’ Stock Option Plan at a weighted average exercise price of $1.87 per share that vested immediately.  The fair value of the options granted for the second quarter of fiscal 2010 was $44,755.  The amount was recorded as non-cash compensation expense during the respective period.

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

13.

COMMITMENTS AND CONTINGENCIES

Operating Leases – We have our offices in Fairfield, Connecticut under a lease of approximately 11,000 square feet of office space that began August 24, 2006, and will end August 31, 2013, with an option to renew for an additional five years.

At July 31, 2010, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were:

Year ending July 31,	Rental Payments
2011	$ 521,112
2012	301,564
2013	305,010
2014	28,395
2015	132
Total minimum payments required	$ 1,156,213

Total rental expense for all operating leases was:

	Year ended July 31,
	2010	2009
Minimum rental payments	$ 307,338	$ 303,156
Less: Sublease rentals	14,376	13,577
Net rent expense	$ 292,962	$ 289,579

Employment Agreement – On February 2, 2007, we entered into an employment agreement with John B. Nano, our former President and Chief Executive Officer.  He was also appointed Chairman of the Board at no additional compensation.  This agreement was to expire on February 2, 2011.  Pursuant to the terms of the agreement, Mr. Nano received a minimum base compensation of $350,000, subject to change upon approval of our Board of Directors, eligibility to participate in all employee benefit plans, and was eligible, in the event of a termination of his employment for other than cause, to receive the continuation of base compensation and benefits through the term of the agreement, but not less than twelve months.  In the event of a change in control, as defined, he would have been eligible to receive a continuation of the amount of base compensation in effect immediately prior to such termination or resignation for a period equal to twice that for a termination without cause or for the remainder of the employment agreement term, whichever was longer.  The agreement automatically renewed for one-year periods, unless notice was given 180 days in advance.  Mr. Nano was also entitled to a car allowance or lease of a car equal to an S-class Mercedes.  The 2007 agreement also called for the payment of $1 million to Mr. Nano and

$650,000 to his legal advisors in settlement of his 2006 lawsuit against the former management of the Company.

On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct.  (see below)

Contingencies – Revenue based – As of July 31, 2010, CTTC and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $203,478, respectively, from grant funding received in 1994 and 1995.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognize these obligations only if we receive revenues related to the grant funds.  We recognized $1,705 and $2,135 related to these obligations in 2010 and 2009.

Contingencies – Litigation

Carolina Liquid Chemistries Corporation, et al. (Case pending) – On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys' fees, court costs and other remuneration at the option of the court.  Carolina Liquid was served on September 1, 2005.  As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme").  On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity.  On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case.  On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the homocysteine patent was upheld by the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (BPAI). In September 2008, the patent had been denied by the examiner, but that denial was overruled by the BPAI.   Further action in this case is pending as the BPAI decision has been appealed by the examiner prior to being returned to the U.S District Court for the District of Colorado.  We filed information refuting the examiner’s appeal and continue to await the BPAI appeal decision.

Ben Marcovitch and other co-defendants (Case completed) – On August 8, 2007, we announced that former CTTC Director Ben Marcovitch had been removed for cause from our Board of Directors by unanimous vote of CTTC's five Directors for violating CTTC's Code of Conduct. At that time, CTTC also withdrew from its involvement with Agrofrut, E.U., a nutraceutical firm brought to CTTC by Mr. Marcovitch. As announced on April 10, 2007, CTTC had paid $750,000 to Agrofrut for a 5% ownership, and certain marketing and investment options in Agrofrut.

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

Employment matters – former employee (Cases pending) – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and ordered reinstatement and payment of damages.  CTTC filed objections and requested a de novo hearing before an Administrative Law Judge ("ALJ").  Based on evidence submitted at the May 2005 hearing, in October 2005 the ALJ issued a written decision recommending dismissal of the employee’s claim without relief.  The employee then appealed the case to the Administrative Review Board ("ARB").  In March 2008, the ARB issued a decision and order of remand, holding that the ALJ erred in shifting the burden of proof to CTTC based on a mere inference of discrimination and remanding the case to the ALJ for clarification of the judge's analysis under the appropriate burden of proof.  In January 2009, the ALJ ruled in favor of CTTC on the ARB remand.  The employee has now appealed the January 2009 ALJ ruling to the ARB and we await the ARB’s decision. The employee had previously requested reconsideration of the ARB order of remand based on the Board's failure to address the employee's appeal issues; that request was denied by the ARB in October 2008.

In August 2007, the same former employee filed a new SOX whistleblower complaint with OSHA alleging that in April 2007 CTTC and its former general counsel retaliated against the employee for past-protected conduct by refusing to consider the employee's new employer when awarding a consulting contract.  In March 2008, OSHA dismissed the employee’s complaint citing the lack of probable cause.  The employee filed objections and requested de novo review by an ALJ.  In August 2008, the employee gave notice of intent to terminate proceedings before the ALJ and remove the case to federal district court.  In October 2008, the former employee moved to voluntarily dismiss with prejudice the case before the ALJ. We anticipate no further action on this matter.

On September 5, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against the former employee seeking a declaration that CTTC did not violate SOX as alleged in the employee's 2007 OSHA complaint, and to recover approximately $80,000 that CTTC paid to the employee in compliance with a court order that was subsequently vacated by the U.S. Court of Appeals for the Second Circuit.  On July 1, 2009, the judge ruled in favor of the former employee’s motion to dismiss. The court abstained from ruling on the question of unjust enrichment due to the unresolved questions before the Department of Labor Administrative Review Board.

On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employees complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

John B. Nano vs. Competitive Technologies, Inc – On September 3, 2010, the Board of Directors of Competitive Technologies, Inc. removed John B. Nano as an Officer of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct.  On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation in all capacities for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the Competitive Technologies, Inc. Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the Securities and Exchange Commission on September 13, 2010, and September 17, 2010.  Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of Competitive Technologies, Inc.

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

Federal Insurance Co. (Case completed) – On April 2, 2008, CTTC filed a complaint in the U.S. District Court for the District of Connecticut against Federal Insurance, seeking the coverage to which it is entitled under its policy with Federal.  CTTC asserts that Federal is obligated to insure CTTC for its legal fees and $750,000 loss associated with the case involving Ben Marcovitch and other co-defendants.

In September 2008, we received $400,000 against a claim under our fraud insurance policy in full settlement of this matter with Federal.

Consultants – We engage independent consultants who provide us with business development and evaluation services under contracts that are cancelable upon written notice.  Certain of these contracts include contingencies for potential payments to the consultant if we earn revenues as a result of the efforts of the consultant.  For the year ended July 31, 2009, we neither accrued nor paid incentive compensation under such contracts.  For fiscal 2010, we recorded $126,000 in expense under such contracts.

Summary – We may be a party to other legal actions and proceedings from time to time.  We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and we have not recorded any potential judgment losses or proceeds in our financial statements to date.  We record expenses in connection with these suits as incurred.

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

15.

SUBSEQUENT EVENTS

As mentioned in Note 6, on September 3, 2010, the Company’s stock was delisted from the NYSE Amex and began trading on the OTCQB Marketplace under the ticker symbol CTTC.  On October 5, 2010, the Company's stock began trading on the OTC market's top tier, the OTCQX.

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

16.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Year Ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$ 144,127	$ 268,353	$ 530,977	$ 1,066,225
Operating loss (1)	(755,756)	(745,116)	(739,480)	(468,255)
Net loss	(755,726)	(745,098)	(739,465)	(468,245)
Net loss per share:
Basic	(0.08)	(0.07)	(0.07)	(0.04)
Assuming dilution	(0.08)	(0.07)	(0.07)	(0.04)
Weighted average number of
common shares outstanding
Basic	9,885,432	10,526,100	11,056,632	11,867,328
Assuming dilution	9,885,432	10,526,100	11,056,632	11,867,328
Year Ended July 31, 2009
Total revenues	$ 103,801	$ 28,746	$ 167,177	$ 48,516
Operating loss (1)	(973,456)	(934,005)	(757,336)	(822,373)
Net loss	(968,100)	(932,397)	(757,096)	(822,231)
Net loss per share:
Basic	(0.12)	(0.11)	(0.09)	(0.09)
Assuming dilution	(0.12)	(0.11)	(0.09)	(0.09)
Weighted average number of
common shares outstanding
Basic	8,212,461	8,440,698	8,810,314	9,500,482
Assuming dilution	8,212,461	8,440,698	8,810,314	9,500,482

(1)

Operating (loss) is defined herein as revenues less expenses, excluding investment income, and income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Engagement of new independent accountant

N/A

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated

Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

All persons named below are directors of CTTC on the filing date of this document.  No director or executive officer is related by family to any other director or executive officer.  The following table sets forth information regarding each director according to information furnished to us by each:

Name	Age	Positions currently held with CTTC	Committee memberships	Director of CTTC since
Joel M. Evans, M.D.	49	Director	A, N	February 2007

Richard D. Hornidge, Jr.	63	Director	A, C*	February 2007

Rustin Howard.	52	Director	C, N*	October 2007

William L. Reali	67	Chairman of the Board of Directors	A*, C, N	February 2007

A – Audit Committee

C – Compensation and Stock Option Committee

N – Nominating and Corporate Governance Committee

*  – Committee Chair

Joel M. Evans, M.D .. has been a director of the company since February 2007.  Dr. Evans founded The Center for Women's Health in Stamford, Connecticut in June 1996 and since then has been its Director.  From November 1996 to present, Dr. Evans has been a lecturer and senior faculty member of The Center for Mind Body Medicine in Washington, D.C.  Dr. Evans has been featured in magazines as well as interviewed on television and radio shows across the country.  Dr. Evans is an Assistant Clinical Professor at the Albert Einstein College of Medicine in New York City and helped create a clinical study at Columbia University Medical Center for use of the herb, black cohosh, in breast cancer.  From November 2005 to present, Dr. Evans has been a member of the Scientific Advisory Board for Metagenics Incorporated, a nutritional supplement manufacturer.

Dr. Evans completed his undergraduate and medical studies at the Sophie Davis School of Biomedical Education of the City College of New York and the Mt. Sinai School of Medicine.  He fulfilled his residency at the Albert Einstein College of Medicine.

Richard D. Hornidge, Jr. has been a director of the company since February 2007.  Currently retired, Mr. Hornidge was an independent consultant for many years.  From June 1984 through June 1989, Mr.

Hornidge was President of Travis Associates, an employment agency.  Mr. Hornidge was a program coordinator for Raytheon from 1973 through 1984, where he was involved in the Patriot Missile test equipment program.  Mr. Hornidge received a BA from Boston University after serving in the U.S. Navy.

~~Joel M. Evans, M.D .  Dr. Evans founded The Center for Women's Health in Stamford, Connecticut in June 1996 and since then has been its Director.  From November 1996 to present, Dr. Evans has been a lecturer and senior faculty member of The Center for Mind Body Medicine in Washington, D.C.  Dr. Evans has been featured in magazines as well as interviewed on television and radio shows across the country.  Dr. Evans is an Assistant Clinical Professor at the Albert Einstein College of Medicine in New York City and helped create a clinical study at Columbia University Medical Center for use of the herb, black cohosh, in breast cancer.  From November 2005 to present, Dr. Evans has been a member of the Scientific Advisory Board for Metagenics Incorporated, a nutritional supplement manufacturer.  Dr. Evans brings key medical experience to the Company.~~

~~Dr. Evans completed his undergraduate and medical studies at the Sophie Davis School of Biomedical Education of the City College of New York and the Mt. Sinai School of Medicine.  He fulfilled his residency at the Albert Einstein College of Medicine.~~

~~Richard D. Hornidge, Jr.   Mr. Hornidge has been a tennis professional since February 2005, currently at the Newburyport Racquet Club in Newburyport, Massachusetts, and earlier at Willows Racquet Club in North Andover, Massachusetts.~~

~~Prior to that he was an independent consultant.  From June 1984 through June 1989, Mr. Hornidge was President of Travis Associates, an employment agency.  Mr. Hornidge was a program coordinator for Raytheon from 1973 through 1984, where he was involved in the Patriot Missile test equipment program.~~

~~He has won numerous tennis tournaments, and was a member of two USTA teams that competed nationally.  He was ranked #1 in New England in paddle-tennis for most of his 20-year career, in the top 16 on a national level, and was three-time National Champion in various senior divisions.~~

~~Mr. Hornidge received a BA from Boston University after serving in the U.S. Navy.~~

Rustin Howard has been a director of the company since October 2007.  Mr. Howard is principal of Whitesand Investments LLC, an angel investment organization.  In 1990, he founded and served as CEO and Chairman of Phyton, Inc., a world leader in the use of proprietary plant cell fermentation technology, including the production of paclitaxel, the active ingredient of Bristol-Myers Squibb's multi-billion dollar anticancer drug, Taxol®.  Phyton was sold to DFB Pharmaceuticals, Inc. in 2003.  Additionally, Mr. Howard is the Chairman of DeepGulf, Inc., and a co-owner and officer of Silver Bullet Technology.  DeepGulf builds underwater pipelines and associated facilities in deep and ultra-deep offshore oil and gas production fields.  Silver Bullet Technology, where he has been primarily responsible for corporate and financial oversight as well as strategic planning, manufactures and sells software for the banking and payment processing industry.  Previously, he served as president and CEO of BioWorks Inc., a biotechnology company he founded to develop, produce, and sell products that replace chemical pesticides.

Mr. Howard earned his MBA from Cornell University's Johnson Graduate School of Management, where he focused his studies on entrepreneurship, and managing innovation and technology.

~~Rustin Howard .  Mr. Howard is principal of Whitesand Investments LLC, an angel investment organization.~~

~~In 1990, he founded and served as CEO and Chairman of Phyton, Inc., a world leader in the use of proprietary plant cell fermentation technology, including the production of paclitaxel, the active ingredient of Bristol-Myers Squibb's multi-billion dollar anticancer drug, Taxol®.  Phyton was sold to a private pharmaceutical company in 2003.~~

~~Additionally, Mr. Howard is the Chairman of DeepGulf, Inc., and a co-owner and officer of Silver Bullet Technology.  DeepGulf builds underwater pipelines and associated facilities in deep and ultra-deep offshore oil and gas production fields.  Silver Bullet Technology, where he has been primarily responsible for corporate and financial oversight as well as strategic planning, manufactures and sells software for the banking and payment processing industry.  Previously, he served as president and CEO of BioWorks Inc., a biotechnology company he founded to develop, produce, and sell products that replace chemical pesticides.~~

~~He earned his MBA from Cornell University's Johnson Graduate School of Management, where he focused his studies on Entrepreneurship, and managing innovation and technology.~~

William L. Reali has been a director of our company since February 2007, serving as the Chairman of the Board of Directors since September 2010.  Mr. Reali is a Certified Public Accountant with the firm of Reali, Giampetro and Scott in Canfield, Ohio.  The firm provides auditing and other related accounting and tax services to a diverse group of business clients.  Over the past five years, Mr. Reali's primary responsibility with the firm has been business consulting, working with large and small national and multinational clients.  He has worked with distressed companies, assisting them with cost reduction, turn-around programs and re-organization.

Serving as Chairman of various community associations, Mr. Reali donates a great deal of time to local organizations.  Mr. Reali received his BA from Youngstown State University.

~~William L. Reali .  Mr. Reali is a Certified Public Accountant with the firm of Reali, Giampetro and Scott in Canfield, Ohio.  The firm provides auditing and other related accounting and tax services to a diverse group of business clients.  Over the past five years, Mr. Reali's primary responsibility with the firm has been business consulting, working with large and small national and multinational clients.  He has worked with distressed companies, assisting them with cost reduction, turn-around programs and re-organization.  Mr. Reali assumed the roll of Chairman of the Board of Directors on September 3, 2010.~~

~~Serving as Chairman of various community associations, Mr. Reali donates a great deal of time to local organizations.~~

~~Mr. Reali received his BA from Youngstown State University.~~

General Information – Board of Directors

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

The Nominating and Corporate Governance Committee is responsible for leading the search for qualified individuals for election as directors to ensure the Board has the right mix of skills, expertise and background.  The Board believes that the following attributes are key to ensuring the continued vitality of the Board and excellence in the execution of its duties:  experience as a leader of a business, firm or institution, mature and practical judgment; the ability to comprehend and analyze complex matters; effective interpersonal and communication skills; and strong character and integrity.  Each of the Company’s directors has these attributes.  In identifying potential director candidates, the Committee and the Board also focus on ensuring that the Board reflects a diversity of experiences, backgrounds, and individuals.

The Competitive Technologies Board is composed of a diverse group of leaders in their respective fields.  Many of the current directors have experience in running small entrepreneurial organizations similar to Competitive Technologies.

The Committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experiences of its Board members described ~~in the table~~  below, provide the Company with the perspectives and judgment necessary to guide the Company’s strategies and monitor their execution.

Joel M. Evans, M.D.

The Company believes Dr. Evans’ medical expertise fits the business plan of the Company with the current technology being sold and targeted future products.  Dr. Evans brings key medical knowledge and experience to the Company.  In addition, he travels to and lectures in other countries.  This occasionally requires him to miss meetings but also provides unique opportunities to expose our company and products to foreign physicians and medical associations.

~~-Founder and Director of Women’s Health Center in Stamford, CT.~~

~~-Senior faculty member of The Center for Mind Body Medicine in Washington DC.~~

~~-Assistant Clinical Professor at Albert Einstein College of Medicine.~~

~~-Member of Scientific Advisory Board for Metagenics, Inc.~~

Richard D. Hornidge, Jr.

The Company believes Mr. Hornidge’s knowledge of and experience in human resources enables him to provide the Company with needed advice and guidance in employment matters.  As a long-time investor in the Company he brings a historical perspective that has proven invaluable.

~~-Former President of Travis Associates employement agency~~

~~-Former program coordinator for Raytheon~~

~~-US Naval veteran~~

Rustin Howard

The Company believes Mr. Howard’s expertise in biotechnology and product development has enabled him to provide valuable guidance and advice to the Company.  His experience in technology and high-growth business development has brought positive insight to the Company's strategic planning.

~~-Principal of Whitesand Investments, LLC~~

~~-Chairman of DeepGulf, Inc.~~

~~-Co-owner and officer of Silver Bullet Technology~~

~~-Former CEO & Chairman of Phyton, Inc.~~

~~-Former President & CEO of BioWorks, Inc.~~

William L. Reali

The Company believes Mr. Reali’s knowledge and expertise in management, strategic planning and accounting has allowed him to provide the Company with invaluable advice and guidance in corporate matters.  Extensive experience with other businesses has proven helpful in the recent reorganization and restructuring the Company just underwent.

~~-CPA & Principal in firm of Reali, Giampetro and Scott~~

~~-Chairman of various community associations.~~

~~-Consultant to large and small national and multi-national clients.~~

~~-Experience with distressed companies and turn-around programs.~~

Executive Officers

The name of our executive officer, his age and background information is as follows:

Johnnie D. Johnson, 72, has served as our Chief Executive Officer and Chief Financial Officer since September 2010.  Mr. Johnson brings over 30 years of experience to his role as Chief Executive Officer and Chief Financial Officer of Competitive Technologies.   Mr. Johnson's experience in working with different companies, both privately and publicly owned, as well as his wealth of experience from managing his own business have proven valuable to the Company since he took charge in September 2010.  A detatiled biographical sketch is available at Item 4A on page 17.

~~After obtaining his BS in Business and Accounting from University of Findlay in 1960 and his MBA from Bowling Green University in 1976, Mr. Johnson went to work with the original Marathon Oil Company (a Fortune 40 company) in 1960, where he remained until Marathon was acquired by USX in 1982.  At Marathon, Mr. Johnson undertook numerous positions, including Auditor, Controller, and finally Assistant to the President and CEO where he was responsible for investor relations, crude oil trading, liaison activities with other operation components of Marathon and merger/acquisition coordination.  While at Marathon Oil, he was singled out by Institutional Investor magazine as one of the foremost practitioners of investor relations in the US.  From 1982 to 1986, after its acquisition of Marathon, Mr. Johnson joined USX (formerly US Steel and a Fortune 20 company), where as Assistant Corporate Comptroller he was responsible for investor relations and strategic planning.  From 1986 to 1991, Mr. Johnson was Managing Director of Georgeson & Co., an investor relations, proxy solicitation, and shareholder analysis firm with 160 employees.  Mr. Johnson served as chairman and CEO for seven years of Johnnie D. Johnson & Co., an investor relations firm from 1991 to 1998, serving over 150 clients.  Most recently, Mr. Johnson has assisted the Company in his role as Chief Executive Officer of IR Services, LLC (previously Strategic IR, Inc.), beginning in 1998 through present.  Mr. Johnson is a graduate of Harvard’s Advanced Management Program, and was previously a licensed CPA.~~

~~Mr. Johnson has been highly active within the investor relations community, having served as chairman of both the National Investor Relations Institute (NIRI) and the NIRI foundation, as well as president of the Petroleum Investor Relations Association.  He is a member of the Investor Relations Association, and a former member of NIRI and the American Institute of CPAs.  His publications include, “Establishing the Investor Relations Function,” in The Handbook of Investor Relations, edited by Donald R. Nichols, 1989, Dow Jones-Irwin, and, “Investor Relations:  A Marketing Function,” in Experts in Action:  Inside Public Relations, 2nd ed., edited by C. Burger, 1989, Longman Inc.  In addition, he has lectured extensively in the US, Europe and Asia on the subjects of investor relations and financial statement analysis.~~

Beneficial Ownership Reporting Compliance

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

Compensation and Stock Option Committee

The purpose of the Compensation Committee is to:

--

review and approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO's compensation level based on this evaluation;

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

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Current Executive Officers:
John B. Nano (1) Chairman of the Board of Directors, President and Chief Executive Officer, Interim Chief Financial Officer	2010	$350,000(8)	$ -	$	$ 42,124(2)	$392,124
	2009	350,000(6)	-		39,889(3)	389,889
Aris D. Despo Executive Vice President – Business Development	2010	210,000(8)	-		$ 8,493(4)	218,493
	2009	209,999(7)	-		7,584(5)	217,583
John P. Rafferty Vice President and Controller	2010	115,000	-		$ 5,625(4)	120,625
	2009	115,001	-		4,151(5)	119,152

(1)

Mr. Nano's salary does not include any additional compensation for serving as Chairman of the Board.

(2)

Includes $25,352 for payment of auto lease, $6,225 for auto repairs, and discretionary contribution of 7,126 shares of CTTC common stock (valued at $10,547) contributed to the Company’s 401(k) plan.

(3)

Includes $30,461 for payment of auto lease, $1,161 for auto repairs, and discretionary contribution of 5,511 shares of CTTC common stock (valued at $8,267) contributed to the Company’s 401(k) plan.

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

(8)

Includes deferred wages of $10,115 for Mr. Nano, and $16,153 for Mr. Despo.

Grants of Plan Based Awards

There were no grants of plan-based awards during fiscal 2010 or fiscal 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
John B. Nano	400,000 (3)	-	$2.52	2/02/17
Aris D. Despo	15,000	15,000(2)	2.25	9/28/17
John P. Rafferty	7,500	7,500(2)	2.25	9/28/17

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

The Annual Incentive Plan (approved and filed with the SEC in November 2005) is designed to attract and retain personnel of experience and ability by providing for a cash bonus as an incentive to those who contribute to the Company's successful operation.  The incentive includes two parts:  50% is a Company Component and 50% Individual Component.  The Company Component is based on the attainment of financial metrics that serve as company-wide goals are set at the beginning of the fiscal year (defined in the Plan as August 1 through July 31).  The Individual Component of the Plan is based on the attainment of individual goals which are also set at the beginning of each fiscal year.  Within the Individual Component the Business Development staff has a different bonus structure which is based on a fomula that is intended to evaluate the quantity and quality of new business brought to the Company by each individual or team of individuals.  Inputs to the formula are developed by senior managers within the Company.

The Company's Compensation Committee administers the Plan.  The Committee has 60 days after the end of each fiscal year to determine the bonuses to be awarded for that year.  All amounts are recommended to the Compensation Committee by the CEO based on the Plan parameters.  However the CEO may also recommend additional special awards.  The Compensation Committee has the discretion to approve or amend any CEO recommendations and may also make awards not previously recommended by the CEO.

For the fiscal year ended July 31, 2010, the Company had a net loss of $2.7 million.  Because the Company did not meet its financial goals for the fiscal year and because of other concerns (subsequent to the end of the fiscal year, Mr. Nano, the former Chairman, President and CEO, was terminated for cause), the Compensation Committee of the Board of Directors determined not to award cash bonuses to the executive officer or to any employees for the fiscal year ended July 31, 2010.  Although there was available cash on July 31, 2010, the Board determined it more prudent to retain capital for operational purposes such as growing the sales of the Calmare pain therapy device.

~~The purpose of CTTC's Incentive Plan, approved by the Board on November 22, 2005, is to attract and retain personnel of experience and ability by providing an incentive to those who contribute to the successful operation of CTTC.  The Incentive Plan provides for eligible employees to earn an annual bonus incentive in cash.  The targeted annual bonus incentive award is a percentage of the participant’s salary earned during the plan year, as defined in the Incentive Plan, and is comprised of two parts, 50% of which is dependent upon attainment of financial performance metrics that serve as our company wide goals and objectives and are set at the beginning of the year (the "Company Component"), and 50% of which is dependent upon the individual's performance compared to each individuals' pre-established goals and objectives (the "Individual Component").  If our financial performance is less than 70% of its goal, there will be no award for the Company Component.  If our financial performance is more than 120% of its goal, then the Company Component award will increase up to 125% of the award and may, under certain conditions, as defined, increase up to a maximum of 200% of the award.  For the Business Development staff, an additional formula which involves senior management assigning value to the quality and quantity of business brought into the Company is used to determine whether these staff members have met their Individual goals.  If a participant meets his or her individual goals, we may pay the Individual Component regardless of whether the Company Component is met.~~

~~The Committee administers the Plan and authorizes bonuses at its sole discretion, based on the recommendations of the CEO.  The CEO may recommend special awards, in addition to those within the defined bonus structure.  The Committee may also make special awards outside of the CEO recommendations.  The Committee may suspend or amend the Incentive Plan at any time from time to time, and the Board may terminate the Incentive Plan.~~

~~The Committee also determines the number and terms of stock options to grant to all employees pursuant to the Stock Option Plan.  This plan provides additional long-term incentive for employees to maximize stockholder value and to attract, retain and motivate our employees to continue employment with us.  To encourage and recognize the cooperative teamwork of all employees that is required to achieve our goals, we grant stock options to all employees to give them a proprietary interest in CTTC.~~

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

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

CTTC’s compensation program consists of base salary, bonus, stock options, other incentive awards and other benefits, which the Committee generally reviews annually.  The Committee's overall philosophy is to align compensation with our business strategy and to support achievement of our long-term goals.  In order to attract and retain competent executives, we believe it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience.

The Board of Directors is reviewing all compensation plans to assure effectiveness and fiduciary responsibility.

Compensation and Stock Option Committee Report:

We have reviewed and discussed with management certain Executive Compensation and Compensation Discussion and Analysis provisions to be included in the Company’s Annual Report on Form 10-K, filed pursuant to the Securities Exchange Act of 1934, as amended (the "Annual Report").  Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Executive Compensation and Compensation Discussion and Analysis provisions referred to above be included in the Company's Annual Report.

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

Director Compensation

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year 2010 to the non-employee Board of Director members:

Name	Fees Earned or Paid in Cash(3)	Option Awards (1)	Other Equity Compensation (2)	Total
Joel M. Evans, M.D.	$ 15,500	$ 11,189	$ 4,663	$ 31,352
Richard D. Hornidge, Jr.	19,000	11,189	4,663	34,852
Rustin Howard	18,000	11,189	4,663	33,852
William L. Reali	26,000	11,189	4,663	41,852

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

(3)

Includes unpaid fees of $833 for Dr. Evans, Mr. Hornidge and Mr. Howard, and $1,333 for Mr. Reali.

Outstanding Equity Awards at July 31, 2010

Name	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price	Option Expiration Date
Joel M. Evans, M.D.	10,000	$ 2.58	8/2/17
	10,000	1.51	1/2/18
	10,000	1.005	1/2/19
	10,000	1.87	1/4/20
Richard D. Hornidge, Jr.	10,000	2.58	8/2/17
	10,000	1.51	1/2/18
	10,000	1.005	1/2/19
	10,000	1.87	1/4/20
Rustin Howard	10,000	2.29	10/5/17
	10,000	1.51	1/2/18
	10,000	1.005	1/2/19
	10,000	1.87	1/4/20
William L. Reali	10,000	2.58	8/2/17
	10,000	1.51	1/2/18
	10,000	1.005	1/2/19
	10,000	1.87	1/4/20

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

Pursuant to our 2000 Directors' Stock Option Plan, non-employee directors are granted 10,000 fully vested, non-qualified stock options to purchase our common stock on the date the individual is first elected as a director, whether by the stockholders or by the Board, and is granted 10,000 options on the first business day of January thereafter, provided the individual is still a director.  The stock options granted are at an exercise price not less than 100% of the fair market value of the common stock at the grant date and have a term of ten years from date of grant.  If an individual’s directorship terminates because of death or permanent disability, the stock options may be exercised within one year after termination.  If the termination is for any other reason, the stock options may be exercised within 180 days after termination.  However, the Board has the discretion to amend previously granted stock options to provide that such stock options may continue to be exercisable for specified additional periods following termination.  In no event may a stock option be exercised after the expiration of its ten-year term.  Stock options may not be granted under this plan after the first business day of January 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Shares:

Names of Beneficial Owners (and address, if ownership is more than 5%)	Amount Beneficially Owned	(1)	Percent (%)
Directors and executive officers
Joel M. Evans, M.D.	56,300	(2)	*
Richard D. Hornidge, Jr.	127,635	(2)	*
Rustin Howard	73,500	(2)	*
John B. Nano	439,427	(2)(3)	3.1
William L. Reali	57,500	(2)	*
All directors and executive officers as a group	754,362		5.2

  *

Less than 1%

(1)

Designated person or group has sole voting and investment power.

(2)

Persons listed below have the right to acquire the listed number of shares upon the exercise of stock options:

Name	Right to Acquire
Joel M. Evans, M.D.	40,000
Richard D. Hornidge, Jr.	40,000
Rustin Howard	40,000
John B. Nano	400,000 (3)
William L. Reali	40,000
All Directors and Executive Officers as a Group	560,000

(3)

Because John B. Nano was terminated for cause on September 3, 2010, the Company does not believe his stock options remain exercisable.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding options outstanding)
Equity Compensation plans approved by security holders
Key Employees Stock Option Plan (1)	9,000	$7.50	-
1997 Employees Stock Option Plan (2)	530,000	$2.57	-
2000 Directors Stock Option Plan (3)	170,000	1.77	-
1996 Directors Stock Participation Plan (4)	-		26,659

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

Item 14. Principal Accounting Fees and Services

Independent Public Accountants

Mahoney Cohen & Company, CPA, P.C. ("Mahoney Cohen") are the independent registered public accountants for the company.  Pursuant to an asset purchase agreement, our former independent public accounting firm, Mahoney Cohen & Company, CPA, P.C. was acquired by the New York practice of Mayer Hoffman McCann P.C ("MHM"), and the shareholders of Mahoney Cohen became shareholders of MHM.  Following its acquisition of Mahoney Cohen, MHM changed its name to MHM Mahoney Cohen CPAs ("MHM Mahoney Cohen"), effective December 31, 2008.  On June 8, 2010, MHM Mahoney Cohen changed their name to Mayer Hoffman McCann CPA’s(The New York Practice of Mayer Hoffman McCann P.C.).

Fees Billed by Principal Accountants – The following table presents fees for professional services billed by Mahoney Cohen and Mayer Hoffman McCann CPAs for the years ended July 31, 2010 and 2009:

	2010	2009	2009	2009
	Mayer Hoffman McCann	Mahoney Cohen	MHM Mahoney Cohen	Full Year Total
Audit fees	$ 114,445	$ 90,304	$ 30,000	$ 120,304
Tax fees	824	-	1,483	1,483
Audit related fees (1)	17,278	5,211	2,000	7,211
Total	$ 132,547	$ 95,515	$ 33,483	$ 128,998

(1)

 Fees for S-1 and S-8 review.

Audit Committee Pre-Approval of Services of Principal Accountants

The Audit Committee has the sole authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor.  After determining that providing the non-audit services is compatible with maintaining the auditor’s independence, the Audit Committee pre-approves all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts.  If it is not practical for the Audit Committee to meet to approve fees for permitted non-audit services, the Audit Committee has authorized its chairman, currently Mr. Reali, to approve them and to review such pre-approvals with the Audit Committee at its next meeting.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2010, and 2009

Consolidated Statements of Operations for the years ended July 31, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Interest for the years ended July 31, 2010, and 2009

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

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer , Principal Financial Officer ,

and Principal Accounting Officer)

Date: ~~October 26, 2010~~ July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Joel M. Evans, M.D. Joel M. Evans, M.D.	Director	) )	October 26, 2010
)
/s/ Richard D. Hornidge, Jr. Richard D. Hornidge, Jr.	Director	) )	October 26, 2010
)
/s/ Rustin Howard Rustin Howard	Director	) )	October 26, 2010
)
/s/ William L. Reali William L. Reali	Chairman	) )	October 26, 2010
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

10.1*

Registrant's Restated Key Employees' Stock Option Plan filed (on January 29, 2003) as Exhibit 4.3 to registrant’s Registration Statement on Form S-8, File Number 33-87756, and hereby incorporated by reference.

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

10.22

License Agreement between Competitive Technologies, Inc. and Daeyand E&C Co., Ltd. (now GEOMC Co., Ltd.), dated September 25, 2007. filed (on March 4, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.23

Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated August 22, 2008 granting rights in South Korea, filed (on March 4, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.24

Memorandum of understanding between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated January 18, 2010, filed (on March 4, 2011) as Exhibit 10.3 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.25

Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on

March 4, 2011) as Exhibit 10.4 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

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

www.competitivetech.net