Form 10-Q
period 2011-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2011-08-15
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

(203) 368-6044
(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ]

No [  ]

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 14,210,070 shares.

COMPETITIVE TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Page No.

Item 1.

Condensed Consolidated Interim Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2011and December 31, 2010 (unaudited)

3

Condensed Consolidated Statements of Operations for the

three months ended June 30, 2011 and three months ended July 31, 2010  (unaudited)

4

Condensed Consolidated Statements of Operations for the

six months ended June 30, 2011 and six months ended July 31, 2010  (unaudited)

5

Condensed Consolidated Statement of Changes in Shareholders’ Interest for the six months ended June 30, 2011(unaudited)

6

Condensed Consolidated Statements of Cash Flows for the

six months ended June 30, 2011and six months ended July 31, 2010  (unaudited)

7-8

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

9-19

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

20-27

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

27

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

28

Item 1A.

Risk factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

Signatures

29

Exhibit Index

31

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$ 315,507	$ 557,018
Restricted cash	750,000	750,000
Receivables, net of allowance of $101,154 at June 30, 2011, and December 31, 2010	127,777	25,002
Inventory, Finished Goods	3,950,156	1,729,929
Prepaid expenses and other current assets	80,622	77,952
Total current assets	5,224,063	3,139,901
Property and equipment, net	32,495	40,642
Security deposits	17,275	15,000

TOTAL ASSETS	$ 5,273,832	$ 3,195,543

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 546,845	$ 148,457
Accounts payable, GEOMC	3,641,177	1,106,250
Accrued expenses and other liabilities	644,509	407,123
Derivative liability	82,930	132,353
Preferred stock liability	375,000	750,000
Total Current Liabilities	5,290,461	2,544,183

Commitments and Contingencies	-	-
Shareholders’ Interest (Deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding at June 30, 2011, and 750 shares issued and outstanding at December 31, 2010	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,210,070 shares issued and outstanding at June 30, 2011 and 13,824,944 shares issued and outstanding at December 31, 2010	142,100	138,249
Capital in excess of par value	44,096,044	43,484,989
Receivable from Crisnic	-	(22,500)
Accumulated deficit	(44,315,448)	(43,010,053)
Total shareholders’ interest (Deficit)	(16,629)	651,360

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 5,273,832	$ 3,195,543

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2011	July 31, 2010
Revenue
Product sales	$ 311,220	$ 1,048,000
Cost of product sales	122,120	398,138
Gross profit from product sales	189,100	649,862

Other Revenue
Retained royalties	5,427	17,415
Investment income	-	10
Other income	10,229	800
Total other revenue	15,655	18,225

Expenses

Selling expenses	96,417	103,254
Personnel and consulting expenses	406,390	532,870
General and administrative expenses	996,844	498,513
Interest expense	10,374	1,695
Unrealized loss on derivative instrument	29,559	-
Total Expenses	1,539,584	1,136,332

Income (loss) before income taxes	(1,334,829)	(468,245)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (1,334,829)	$ (468,245)

Basic income (loss) per share	$ (0.10)	$ (0.04)

Basic weighted average number of common shares outstanding:	13,747,028	11,867,328

Diluted income (loss) per share	$ (0.10)	$ (0.04)

Diluted weighted average number of common shares outstanding:	13,747,028	11,867,328

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2011	July 31, 2010
Revenue
Product sales	$ 2,138,276	$ 1,565,675
Cost of product sales	978,874	506,576
Gross profit from product sales	1,159,402	1,059,099

Other Revenue
Gain on sale of rental assets	34,728	-
Retained royalties	15,922	30,702
Investment income	-	25
Other income	21,139	800
Total other revenue	71,789	31,527

Expenses

Selling expenses	197,094	230,469
Personnel and consulting expenses	773,510	994,148
General and administrative expenses	1,513,482	1,070,186
Interest expense	19,990	3,533
Unrealized loss on derivative instrument	32,510	-
Total Expenses	2,536,586	2,298,336

Income (loss) before income taxes	(1,305,395)	(1,207,710)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (1,305,395)	$ (1,207,710)

Basic income (loss) per share	$ (0.09)	$ (0.11)

Basic weighted average number of common shares outstanding:	13,862,274	11,468,700

Diluted income (loss) per share	$ (0.09)	$ (0.11)

Diluted weighted average number of common shares outstanding:	13,862,274	11,468,700

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Six Months Ended June 30, 2011

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Receivable from Crisnic Fund	Accumulated deficit	Total shareholders’ interest (deficit)

Balance – December 31, 2010	2,427	$ 60,675	13,824,944	$ 138,249	$ 43,484,989	$ (22,500)	$ (43,010,053)	$ 651,360

Net income (loss)							(1,305,395)	(1,305,395)
Common shares issued from the exercise of stock option grants	-	-	10,000	100	9,950	-	-	10,050
Return of shares issued to Crisnic	-	-	(25,000)	(250)	(22,250)	22,500	-	-
Common shares issued to settle accounts payable, general and accrued expenses	-	-	75,000	750	91,100	-	-	91,850
Conversion of Series C Convertible Preferred Stock	-	-	315,126	3,151	453,782	-	-	456,933
Common stock issued to directors	-	-	10,000	100	17,700	-	-	17,800
Compensation expense from stock option grants	-	-	-	-	60,773	-		60,773

Balance – June 30, 2011	2,427	$ 60,675	14,210,070	$ 142,100	$44,096,044	$ -	$ (44,315,448)	$ (16,629)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income (loss)	$ (1,305,395)	$ (1,207,710)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,490	26,353
Deferred rent	-	(8,273)
Share-based compensation – stock options	60,773	8,915
Share-based compensation – common stock	17,800	-
Accrued stock contribution	7,717	(2,580)
Gains on sale of rental assets	(34,728)	-
Unrealized loss on derivative instrument	32,510	-
Changes in assets and liabilities:
Receivables	(102,775)	(2,275,695)
Prepaid expenses and other current assets	(2,670)	40,958
Inventory	(2,220,227)	160,883
Accounts payable, accrued expenses and other liabilities	3,254,834	1,171,520
Net cash (used in) operating activities	(278,671)	(2,085,629)

Cash flows from investing activities:
Purchase of property and equipment	(14,415)	(14,581)
Proceeds from sale of rental asset	43,800	-
Increase in security deposits	(2,275)	-
Net cash provided by (used in) provided by investing activities	27,110	(14,581)

Cash flows from financing activities:
Proceeds from sale of stock	-	2,066,478
Financing costs	-	(140,112)
Proceeds from note payable	50,000	-
Repayment of note payable	(50,000)	-
Proceeds from exercise of stock options	10,050	-
Cash provided by financing activities	10,050	1,926,366

Net (decrease) in cash and cash equivalents	(241,511)	(173,844)
Cash and cash equivalents at beginning of period	557,018	1,081,328

Cash and cash equivalents at end of period	$ 315,507	$ 907,484

Supplemental Cash Flow Information:
Cash paid for interest	$ 10,932	-

Supplemental disclosure of non-cash transactions:

During June 2011, the Company converted 375 shares of Class C Convertible Preferred Stock to 315,126 shares of common stock at the conversion price of $1.19 per share of common stock.  In addition, $81,933 of derivative liability was reclassified to equity upon conversion.

During May 2011, the Company issued 50,000 common shares at $1.31 per share to settle $65,600 of accrued liabilities.

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

During the six months ended July 31, 2010, we incurred $140,112 of costs (including legal and auditing fees, exchange listing fees, and due diligence costs) related to our equity financing agreement with Crisnic Fund S.A. which were charged to Capital in Excess of Par Value.

During the six months ended July 31, 2010, we amortized $137,134 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year.  We filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010, and began a new fiscal year on January 1, 2011.  CTTC will subsequently file its quarterly and annual reports for the new fiscal years ending December 31.  CTTC’s annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

During the transitional period ended December 31, 2010, the Company dissolved its wholly owned subsidiary, CTT Trading Company, LLC and absorbed all of its functions.  These consolidated financial statements include the accounts of CTTC and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2011.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010.

During the six months ended June 30, 2011, and the five month transition period ended December 31, 2010, we had a significant concentration of revenues from our Calmare® pain therapy medical device; 99% of gross revenue in the six months ended June 30, 2011 and 94% of gross revenue in the five months ended December 31, 2010 were attributed to sales and rentals of Calmare® devices.  We continue to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two fiscal years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company incurred an operating loss this quarter, having produced marginal net income in the prior quarter, after having incurred operating losses each quarter since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare®  medical devices to grow.  During the five month transitional period ended December 31, 2010; the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  The reduction continued to be implemented into the quarter ended June 30, 2011.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare®  devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of calendar 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, short term borrowing, and sales of common stock.  At June 30, 2011, we had no outstanding long-term debt, and no credit facility.

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology.  The "Scrambler Therapy™" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy™" technology.  The GEOMC agreement is for a period of ten (10) years and outlines each company's specific financial obligations.

The Company has entered into a number of international distribution agreements, at one time covering nearly 40 countries.  The Company conducted a review of its distribution partners during the five-month period ending December 31, 2010, leading to the termination of CTTC's agreement with Life Epistéme Group, srl ("LEG").  LEG had the distribution rights in 34 countries, but had not met its minimum obligations to CTTC, and the Company had no indication that LEG would meet its commitments in the foreseeable future.

Following the Company's termination of the LEG distribution agreement, the Company took possession of 55 Calmare® devices which LEG had purchased in fiscal 2010 but had not paid for. The receivable associated with the fiscal 2010 sales was written off as uncollectible and those 55 devices were brought into the Company’s inventory at cost.  Further review of the Company's receivables found several other small receivables, which were deemed uncollectible and were also cancelled and included as a bad debt expense in the transitional period ended December 31, 2010.  Lastly, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices.

Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During the six months ended June 30, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  Through this new consultant, CTTC has several international distribution agreements in various stages of negotiation.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011.  All payments from LEI have been received, with the exception of payment for four (4) devices which were found to have been damaged in shipment and are being replaced.  Payment for those devices will be completed upon LEI's receipt of the replacement devices, which were shipped to LEI and are awaiting customs clearance.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives.  Over the past 18 months, the Company entered into several sales agreements for the Calmare® device. Additional U.S. sales agreements were finalized during the six months ended June 30, 2011.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

•

Sale of inventory shipped directly from the manufacturer in Korea

The Company recorded revenue net because the manufacturer, GEOMC, was responsible for maintaining control of the inventory, shipping the device(s), had inventory credit risk and we earned a fixed amount.

•

Sale of inventory located in the United States - The Company recorded gross revenue, because it was responsible for the inventory and for shipping the device(s).

Beginning in 2011, we earn revenue in two ways, retained royalties from licensing our clients' and our own technologies to our customer licensees and sales of finished products.  We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2011	June 30, 2011	July 31, 2010	July 31, 2010
Denominator for basic net income (loss) per share, weighted average shares outstanding	13,747,028	13,862,274	11,867,328	11,468,700
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	13,747,028	13,862,274	11,867,328	11,468,700

Options to purchase 320,000 and 709,000 shares of our common stock at June 30, 2011 and July 31, 2010, respectively, were outstanding and 375 shares of convertible preferred stock at June 30, 2011 were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

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

No other new accounting pronouncements issued or effective during the three  and six months ended June 30, 2011 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	June 30, 2011	December 31, 2010
Calmare® Sales Receivable	$ 113,251	$ -
Other Receivable	6,881	7,048
Royalties, net of allowance of $101,154 at June 30, 2011 and December 31, 2010	7,645	17,954
Total receivables	$ 127,777	$ 25,002

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

Level 2 -

Inputs to the valuation methodology include:

•

Quoted prices for similar assets or liabilities in active markets;

•

Quoted prices for identical or similar assets or liabilities in inactive markets;

•

Inputs other than quoted prices that are observable for the asset or liability;

•

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

The Company classified the derivative liability of $82,930 and $132,353 at June 30, 2011 and December 31, 2010, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2011	December 31, 2010
Prepaid insurance	$ 12,598	$ 30,081
Prepaid investor relations service	-	20,000
Travel advances	30,000	-
Other	38,024	27,871
Prepaid expenses and other current assets	$ 80,622	$ 77,952

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2011	December 31, 2010
Property and equipment, gross	227,376	225,057
Accumulated depreciation and amortization	(194,881)	(184,415)
Property and equipment, net	$ 32,495	$ 40,642

Depreciation and amortization expense was $5,336 during the quarter ended June 30, 2011, and $13,298 during the quarter ended July 31, 2010.  Depreciation and amortization expense was $13,490 during the six months ended June 30, 2011, and $26,353 during the six months ended July 31, 2010.

9.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2011	December 31, 2010

Royalties payable	$ 164,441	$ 41,394
Deferred payroll	-	93,167
Accrued legal fees	94,792	66,251
Accrued accounting fees	67,314	54,170
Deferred revenue	197,551	-
Other accrued liabilities	120,411	152,141
Accrued Expenses and Other Liabilities	$ 644,509	$ 407,123

Deferred revenue includes the sale of three (3) Calmare devices to a domestic customer initiated but not completed during the quarter ended June 30, 2011.  The funds for the sale were received in the quarter ended June 30, 2011, but the devices were not shipped until July 2011, as requested by the customer.

10.

NOTE PAYABLE

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.

11.

SHAREHOLDERS’ INTEREST

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  In addition on May 2, 2011 we granted each Director 10,000 options (40,000 in total) as prescribed by the plan.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2011

Dividend yield (1)

  0.0%

Expected volatility (2)

89.95%

Risk-free interest rates (3)

  1.96%

Expected lives (2)

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

During the three and six months ended June 30, 2011, the Company recognized expense of $56,053 and $60,773, respectively, for stock options issued to employees and directors.  During the three and six months ended July 31, 2010, the Company recognized expense of $8,986 and $8,915, respectively, for stock options issued to employees and directors.

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

The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee).  These shares were sold between July 14, 2010, which was the date the registration statement was declared effective by the Securities and Exchange Commission, and September 15, 2010.  The remaining 627,133 shares of stock were outstanding and were reflected as a receivable reducing equity in our financial statements for the quarter ended October 31, 2010.  These shares were valued at $0.90.  Plans to sell these shares had been halted due to market conditions.  In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable.  During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable. During February 2011 the Company and Crisnic canceled 10,000 additional shares previously issued on subscription and canceled the related $9,000 receivable.

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

At its December 2, 2010 meeting, the CTTC Board of Directors declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of the Company (the “Common Shares”).  The dividend is payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”).  Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.  This shareholder rights plan and the subsequent authorization of 20,000 shares of Class B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTTC's finalization of the Rights Agreement with CTTC's Rights Agent, American Stock Transfer & Trust Company, LLC.  The Rights Agreement was filed with the December 15, 2010, Form 8-K.  It is intended to provide the CTTC Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTTC shares.

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

On June 17, 2011, William R. Waters, Ltd. of Canada, advised the Company of its intent to convert one half of its Series C Convertible Preferred Stock, 375 shares, to common stock, with a conversion date of June 16, 2011.  On July 14, 2011, American Stock Transfer & Trust Company was asked to issue the certificate for 315,126 shares of CTTC common stock.  In accordance with the conversion rights detailed below, the conversion price for these shares was $1.19, which is 85% of the mid-point of the last bid price ($1.35) and the last ask price ($1.45) on June 16, 2011, the agreed upon conversion date.

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of June 30, 2011, the Board of Directors has declared no dividends. The undeclared cumulative dividends on the Company's convertible preferred stock at June 30, 2011 is $17,877.

Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of common stock

Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

Redemption rights –

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

Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (1) the closing market price at the date of notice of conversion or (2) the mid-point of the last bid price and the last ask price on the date of the notice of conversion.  The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value.  The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument.

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933 and recorded an unrealized loss of $15,678 and $14,281 for the six and three months ended June 30, 2011 related to the converted shares.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $82,930, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at June 30, 2011, and $132,353, associated with the original 750 shares of Series C Convertible Preferred Stock outstanding at December 31, 2010.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2011 and December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

12.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $168,858 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $33,148 of these obligations during the quarter ended June 30, 2011.

On November 22, 2010, the Company terminated its operating lease and paid the landlord all existing obligations thereto.  The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces.  The obligations are significantly less that the previous lease, averaging $70,000 per year for the three-year term.  Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease average $27, 000 per year for the two-year term.

Carolina Liquid Chemistries Corporation, et al. (Case pending) – On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the

District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court.  As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme").  On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity.  On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case.  On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (BPAI) upheld the homocysteine patent.  In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI.  While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010.  In June 2011, the examiner once again appealed the BPAI decision, and the status of that appeal pends further action by the USPTO.  In addition to responding to this new appeal, the Company has petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.  Future action on this case pends final documentation of the BPAI denial from the USPTO, prior to being returned to the U.S. District Court for the District of Colorado.

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

On December 4, 2008, the former employee filed a complaint with the Department of Labor asking to have the Connecticut case dismissed. On June 1, 2009, the Department dismissed the former employee’s complaint, finding that "there is no reasonable cause to believe that the Respondent (CTTC) violated SOX". We anticipate no further action on this matter.

John B. Nano vs. Competitive Technologies, Inc. (Arbitration) – On September 3, 2010, the Board of Directors of CTTC removed John B. Nano as an Officer of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct.  On September 13, 2010, the Board of Directors also removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010.  Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTTC.

On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTTC.  Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano has been requested to resolve this conflict.  Mr. Nano is seeking $750,000 that he claimed is owed under his contract had he been terminated without cause.

On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite for breach of his employment contract with us.  The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT.  In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the June 30, 2011 and December 31, 2010 balance sheets.  The Company does not believe it is liable to the former Chairman, President and CEO as he was terminated for cause.  However, the case is still proceeding through the arbitration process.  The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length of their position.  The American Arbitration Association has advised that the arbitrator is expected to render a decision by August 24, 2011.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association.  The Company requested a temporary restraining order to halt the arbitration, which was denied by the court.  The Company also requested a hearing before the judge to review the arbitration proceedings.  The Company's request for a hearing is pending.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance.  When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements.  These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010, and other filings with the SEC, and are subject to change at any time.  Our actual results could differ materially from these forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement.

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

•

Sale of inventory shipped directly from the manufacturer in Korea

The Company recorded revenue net because the manufacturer, GEOMC, was responsible for maintaining control of the inventory, shipping the device(s), had inventory credit risk and we earned a fixed amount.

•

Sale of inventory located in the United States - The Company recorded gross revenue, because it was responsible for the inventory and for shipping the device(s).

Beginning in 2011, we earn revenue in two ways, retained royalties from licensing our clients' and our own technologies to our customer licensees and sales of finished products.  We record revenue when the terms of the sales arrangement are accepted by all parties, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

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

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology.  The "Scrambler Therapy™" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy™" technology.  The GEOMC agreement is for a period of ten (10) years and outlines each company's specific financial obligations.

The Company has entered into a number of international distribution agreements, at one time covering nearly 40 countries.  The Company conducted a review of its distribution partners during the five-month period ending December 31, 2010, leading to the termination of CTTC's agreement with Life Epistéme Group, srl ("LEG").  LEG had the distribution rights in 34 countries, but had not met its minimum obligations to CTTC, and the Company had no indication that LEG would meet its commitments in the foreseeable future.

Following the Company's termination of the LEG distribution agreement, the Company took possession of 55 Calmare® devices (“device”) which LEG had purchased in fiscal 2010 but had not paid for.  The receivable associated with the fiscal 2010 sales was written off as uncollectable and those 55 devices were brought into the Company’s inventory at cost.  Further review of the Company's receivables found several other small receivables which were deemed uncollectable and were also cancelled and included as a bad debt expense in the transitional period ended December 31, 2010.  Lastly, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices.

Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During the quarter ended March 31, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  Through this new consultant, CTTC has several international distribution agreements in various stages of negotiation, which are expected to generate revenue for the Company in the third quarter of fiscal 2011 and into the next two fiscal years.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG. Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011.  All payments from LEI have been received, with the exception of payment for four (4) devices which were found to have been damaged in shipment and are being replaced.  Payment for those devices will be completed upon LEI's receipt of the replacement devices, which were shipped to LEI and are awaiting customs clearance.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives.  Over the past 18 months, the Company entered into several sales agreements for the Calmare® device. Additional U.S. sales agreements were finalized during the six months ended June 30, 2011.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year.  The Company filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010.  CTTC will subsequently file its quarterly and annual reports for fiscal years ending December 31.  CTTC’s annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

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

Results of Operations – Three months ended June 30, 2011 vs. three months ended July 31, 2010

Summary of Results

We incurred a net loss of $1,335,000 or $0.10 per basic and diluted share for the three months ended June 30, 2011, compared to a net loss of $468,000 or $0.04 per basic and diluted share for the three months ended July 31, 2010.  As explained in detail below, the net loss reflects a decrease of $717,000 in gross revenue, a decrease of $461,000 in gross profit from product sales and an increase in other expenses of $404,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended June 30, 2011, we recorded $311,000 in revenue from the sale and shipment of 6 (2 internationally, 4 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $122,000.  In the three months ended July 31, 2010, we recorded $1,048,000 in gross revenue from the sale and shipment of 64 (60 internationally, 4 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $398,000.

Of the 64 devices sold in the three months ended July 31, 2010, 60 were sold to the now-defunct distributor, Life Episteme Group ("LEG").  Of those 60 devices, CTTC never received payment from LEG for 55 and ended up bringing those 55 devices back into inventory and writing off the associated receivable as a bad debt during the transition period ended December 31, 2010.

Other Revenue

Retained royalties for the three months ended June 30, 2011, were $5,000, which was $12,000, or 71% less than the $17,000 of retained royalties reported in the three months ended July 31, 2010.

Other income for the three months ended June 30, 2011, was $10,000, primarily rental income ($3,000) from customers who were renting Calmare® pain therapy medical devices from us and income from the sale of supplies such as electrodes and cables for use with our Calmare® devices ($7,000).  Approximately $1,000 of rental income from customers who were renting Calmare® devices from us was reported in the three months ended July 31, 2010.

Expenses

Total expenses were $1,539,000 in the three months ended June 30, 2011 compared to $1,136,000 in the three months ended July 31, 2010, an increase of $403,000 or 35%.

Selling expenses were $96,000 in the three months ended June 30, 2011, compared to $103,000 in the three months ended July 31, 2010. The decrease of $7,000 was primarily due to an increase of $6,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, an increase of $11,000 in foreign patent legal expenses related to the "Scrambler Therapy" technology, a liability related to the sale of video compression patents of $33,000, and an additional $16,000 in expenses related to other technologies.  These increases in selling expenses were off set by a $31,000 reduction in translation, legal and other services directly related to "Scrambler Therapy" and the Calmare® devicescombined with an overall decrease of $43,000 in commission expenses related to sales of Calmare® devices.

Personnel and consulting expenses were $406,000 in the three months ended June 30, 2011, as compared to $533,000 in the three months ended July 31, 2010, a reduction of $127,000 or 24%.  Personnel and related benefit expenses were lower ($162,000) in the quarter ended June 30, 2011, due to the reduction of the staff size from ten (10) in July 2010 to seven (7) at the end of June 30, 2011, and the associated reduction in salaries and benefits, as well as a reduction in the employee stock option compensation expense ($4,000).  In the prior year quarter we incurred recruiting expenses ($35,000) related to the hiring of a US sales manager and sales representatives, which did not recur in the quarter ended June 30, 2011.  Consulting fees for the Medical Advisory Board  ("MAB") were lower ($20,000) in the quarter ended June 30, 2001 than in the prior period, since the MAB did not meet. These decreases were offset slightly by an increase ($7,000) in employee incentive payments and the reversal of the prior year's accrued employee 401(k) plan contribution ($26,000).  In addition, there were increased consulting fees ($61,000), primarily due to work related to Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development.

General and administrative expenses increased $499,000 in the three months ended June 30, 2011, compared to the three months ended July 31, 2010.  The change is primarily due to increases in legal fees ($400,000) associated with the legal activity relating to the former CEO challenging his termination for cause, which case remains in arbitration, increases in other corporate legal fees ($76,000), increases in audit and tax fees ($34,000), and increased Board activity ($88,000) associated with the increased involvement of the non-employee Chairman in CTTC operations as well as increased Board activity associated with the arbitration case involving the former CEO challenging his termination for cause.  These increases were offset somewhat by decreases in rent and associated expenses ($48,000), a reduction in travel expenses ($12,000) due to fewer employees traveling, and a reduction in overall expenses associated with being a public company ($27,000), reduced depreciation expense of ($8,000) due to having less property and equipment to depreciate and an overall reduction of ($6,000) in other expenses such as marketing, taxes and various fees and services.

Results of Operations – Six months ended June 30, 2011 vs. six months ended July 31, 2010

Summary of Results

We incurred a net loss of $1,305,000 or $0.09 per basic and diluted share for the six months ended June 30, 2011, compared to a net loss of $1,208,000 or $0.11 per basic and diluted share for the six months ended July 31, 2010.  As explained in detail below, the net loss reflects an increase of $572,000 in gross revenue, an increase of $100,000 in gross profit from product sales and an increase in other expenses of $238,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the six months ended June 30, 2011, we recorded $2,138,000 in revenue from the sale and shipment of 77 (65 internationally, 12 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $979,000.  In the six months ended July 31, 2010, we recorded $1,566,000 in gross revenue from the sale and shipment of 107 (101 internationally, 6 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $507,000.

Of the 107 devices sold in the six months ended July 31, 2010, 100 were sold to the now-defunct distributor, Life Episteme Group ("LEG").  Of those 100 devices, CTTC never received payment from LEG for 55 and ended up bringing the 55 devices back into inventory and writing off the associated receivable as a bad debt during the transition period ended December 31, 2010.

Other Revenue

Retained royalties for the six months ended June 30, 2011, were $16,000, which was $15,000, or 48% less than the $31,000 in retained royalties reported in the six months ended July 31, 2010.

Other income for the six months ended June 30, 2011, was $21,000, primarily rental income from customers who were renting Calmare® pain therapy medical devices from us ($11,000) and income from the sale of supplies such as electrodes and cables for use with our Calmare® devices ($10,000).  This was $20,000 more than the approximately $1,000 other income, primarily rental income received from customers who were renting Calmare® devices from us during the six months ended July 31, 2010.

Expenses

Total expenses were $2,536,000 in the six months ended June 30, 2011 compared to $2,298,000 in the six months ended July 31, 2010, an increase of $238,000 or 10%.

Selling expenses were $197,000 in the six months ended June 30, 2011, compared to $230,000 in the six months ended July 31, 2010.  The decrease of $33,000 was primarily due to an increase of $16,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, an increase of $11,000 in foreign patent legal expenses related to the "Scrambler Therapy" technology and a liability associated with the sale of video compression patents of $33,000, and an additional $6,000 in expenses associated with other technologies.  These increases in selling expenses were off set by a $64,000 reduction in translation, legal and other services directly related to "Scrambler Therapy" and the Calmare® devices, a $30,000 reduction in legal expenses related to foreign patents, and an overall decrease of $5,000 in commission expenses related to sales of Calmare® devices.

Personnel and consulting expenses were $774,000 in the six months ended June 30, 2011, as compared to $994,000 in the six months ended July 31, 2010, a decrease of $220,000, or 22%.  Personnel and related benefit expenses were lower ($327,000) in the quarter ended June 30, 2011, and the associated reduction in salaries and benefits, as well as a reduction in the employee stock retirement compensation expense ($11,000).  In the prior year quarter we incurred recruiting expenses ($60,000) related to the hiring of a US sales manager and sales representatives, which did not recur in the quarter ended June 30, 2011.  Consulting fees for the Medical Advisory Board  ("MAB") were lower ($20,000) in the quarter ended June 30, 2001 than in the prior period, since the MAB did not meet. These decreases were offset by an increase ($7,000) in employee incentive payments, an increase in the employee stock option compensation expense ($14,000), and increased consulting fees ($179,000), primarily due to work related to Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development.  .

General and administrative expenses increased to $1,513,000 in the six months ended June 30, 2011, compared to $1,070,000 in the six months ended July 31, 2010.  The increase of $443,000 is primarily due to increases in legal fees ($514,000) associated with the legal activity relating to the former CEO challenging his termination for cause, which case remains in arbitration, increases in other corporate legal fees ($106,000), increases in audit and tax fees

($27,000), and increased Board activity ($72,000) associated with the increased involvement of the non-employee Chairman in CTTC operations as well as increased Board activity associated with the arbitration case involving the former CEO challenging his termination for cause.  Travel expenses increased ($5,000) as the travel associated with training customers to us the Calmare® devices increased over the prior period.  These increases were offset by decreases in rent and associated expenses ($97,000), a reduction in overall expenses associated with being a public company ($60,000), a reduction in various consulting fees due to using different consultants ($83,000), reduced depreciation expense ($13,000) due to having less property and equipment to depreciate and an overall reduction of ($30,000) in other expenses such as marketing, taxes and various fees and services

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and sales of common stock.  At June 30, 2011, we had no outstanding long-term debt or credit facility.

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

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare® pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including overnight bank deposits and money market funds.  We carry cash equivalents at cost.

At June 30, 2011, the Company's balance sheet showed cash and cash equivalents of $316,000.  In addition the Company has $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO.  This is compared to $557,000 cash and cash equivalents at December 31, 2010.  The net loss of $1,305,000 for the six months ended June 30, 2011 contained non-cash inflow of $98,000 and net cash inflow related to changes in assets and liabilities of $928,000, resulting in cash used in operations of $279,000.  During the three-month period ending June 30, 2011, the company paid back with interest owed a note payable to borrow $50,000 issued in the prior quarter, issued 50,000 shares of common stock to pay down $66,000 in accrued liabilities, issued 10,000 shares of common stock valued at approximately $18,000 to directors, and converted 375 shares of Class C Convertible Preferred Stock to 315,216 shares of common stock valued at approximately $457,000 (including $82,000 of derivative liability that was reclassed to equity upon conversion).

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company incurred an operating loss this quarter, having produced marginal net income in the prior quarter, after having incurred operating losses each quarter since fiscal 2006.  During the five month transition period ended December 31, 2010 and into the quarter ended June 30, 2011, we had a significant concentration of revenues from our

Calmare® pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare®  medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of calendar 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The company does not have any significant individual cash or capital requirements in the budget going forward.  During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  The reduction continued to be implemented into the quarter ended June 30, 2011.  If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease average $27, 000 per year for the two-year term.

Contingencies.  Our directors, officers, employees and agents may claim indemnification in certain circumstances.  We seek to limit and reduce our potential financial obligations for indemnification by carrying directors and officers’ liability insurance, subject to deductibles.

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

As of June 30, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $168,858 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $33,138 of these obligations during the quarter ended June 30, 2011.

We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice.  These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant.  For the three and six months ended June 30, 2011, we recorded approximately $32,000, and $105,000, respectively, of these contingent compensation expenses.  In the three and six months ended July 31, 2010, we incurred approximately $75,000 and $110,000, respectively, of such expense.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended July 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)

Change in Internal Controls

During the period ending June 30, 2011, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I, Note 12 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.

Risk Factors

We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  Between July 31, 2010 and August 15, 2011, the Company has taken several actions that we believe will reduce the Company's risk.  These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During June 2011, the Company converted 375 shares of Class C Convertible Preferred Stock to 315,126 unregistered shares of common stock at the conversion price of $1.19 per share of common stock.  The detailed descriptions of both the conversion and the Class C Convertible Preferred Stock, which was issued in December 2010, can be found at Part I, Note 11 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

During June 2011, the Company issued 40,000 options, with an exercise price of $1.83 per share to its non-employee Directors in accordance with the 2011 Employees', Directors, and Consultants' Stock Option Plan.  These options expire May 1, 2016.

During June 2011, the Company issued 10,000 unregistered common shares valued at $17,800 to its non-employee Directors.  These shares were issued to directors pursuant to the Company's policy for non-employee director compensation.

During May 2011, the Company issued 50,000 unregistered common shares to the Cutler Law Group to settle $65,600 of accrued liabilities.

All of these issuances were completed without public solicitation to accredited investors in accordance with appropriate private placement exemptions.

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

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Executive Officer,

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

August 15, 2011

www.competitivetech.net

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).
32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).