Form 10-Q/A
period 2011-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2011-08-18
CIK 102198

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

Amendment

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, originally filed on August 15, 2011, is to file the Interactive Data (XBRL) Files required to be filed with the report.  The Interactive Data Files include the consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of June 30, 2011 and December 31, 2010, and the related consolidated statements of operations for the three and six months ended June 30, 2011 and July 31, 2010 and changes in shareholders’ interest and cash flows for the six months ended June 30, 2011 and July 31, 2010, and the notes thereto.  We have also amended Note 12 to the consolidated financial statements to include information with regard to subsequent events since the original filing date.  No other material aspect of the report is being amended.

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
Condensed Consolidated Statement of Changes in Shareholders’ Interest for the six months ended June 30, 2011(unaudited) 6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and six months ended July 31, 2010 (unaudited) 7-8
Notes to Condensed Consolidated Interim Financial Statements (unaudited) 9-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations 20-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk 28
Item 4.	Controls and Procedure 28

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings 28
Item 2.	Risk factors 28
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds 28
Item 4.	Defaults Upon Senior Securities 28
Item 5.	Other Information 28
Item 6.	Exhibits 29
Signatures 29

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$ 315,507	$ 557,018
Restricted cash	750,000	750,000
Receivables, net of allowance of $101,154 at June 30, 2011, and December 31, 2010	127,777	25,002
Inventory, Finished Goods	3,950,156	1,729,929
Prepaid expenses and other current assets	80,622	77,952
Total current assets	5,224,062	3,139,901
Property and equipment, net	32,495	40,642
Security deposits	17,275	15,000

TOTAL ASSETS	$ 5,273,832	$ 3,195,543

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 546,845	$ 148,457
Accounts payable, GEOMC	3,641,177	1,106,250
Accrued expenses and other liabilities	644,509	407,123
Derivative liability	82,930	132,353
Preferred stock liability	375,000	750,000
Total Current Liabilities	5,290,461	2,544,183

Commitments and Contingencies	-	-
Shareholders’ Interest (Deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding at June 30, 2011, and 750 shares issued and outstanding at December 31, 2010	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,210,070 shares issued and outstanding at June 30, 2011 and 13,824,944 shares issued and outstanding at December 31, 2010	142,100	138,249
Capital in excess of par value	44,096,044	43,484,989
Receivable from Crisnic	-	(22,500)
Accumulated deficit	(44,315,448)	(43,010,053)
Total shareholders’ interest (Deficit)	(16,629)	651,360

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 5,273,832	$ 3,195,543

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

On August 15, 2011, the Company was advised that the arbitrator gave award to the Company's former Chairman, President and CEO, despite the Company's strongly held belief that the Board of Directors exercised its reasonable discretion in finding that the former executive engaged in willful misconduct and gross negligence and that the executive’s actions were cause for employment termination under the employment agreement and governing law.  The Company is analyzing the arbitrator's decision document to determine its future course of action.

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

Item 3.

Defaults Upon Senior Securities

None

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data (XBRL) Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Executive Officer,

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

August 17, 2011

www.competitivetech.net

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data (XBRL) Files