Form 10-K/A
period 2010-07-31
COMPETITIVE TECHNOLOGIES INC
filed 2011-09-15
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

Yes  [   ]

No  [x]

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A revises the Annual Report on Form 10-K for the year ended July 31, 2010 of Competitive Technologies, Inc., initially filed on October 27, 2010 (the "Form 10-K").  The revisions are in response to comments received from the SEC.

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

Financial Statements and Supplementary Data

26

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

55

Item 9A (T)

Controls and Procedures

55

Item 9B.

Other Information

56

Part III

Item 10.

Directors and Executive Officers of the Registrant

56

Item 11.

Executive Compensation

61

Item 12.

Security Ownership of Certain Beneficial Owners and Management

67

Item 13.

Certain Relationships and Related Transactions

69

Item 14.

Principal Accounting Fees and Services

69

Part IV

Item 15.

Exhibits and Financial Statement Schedules

70

Signatures

71

Exhibit Index

72

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

In the U.S. we are the distributor for the Calmare device, having canceled the July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently have contracts with approximately 40 commissioned sales representatives.  To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.  Ongoing sales in the US, facilitated by these commissioned representatives, are anticipated in fiscal 2011 and into the future.

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

32-54

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

A – Audit Committee

C – Compensation and Stock Option Committee

N – Nominating and Corporate Governance Committee

*  – Committee Chair

Joel M. Evans, M.D. has been a director of the company since February 2007.  Dr. Evans founded The Center for Women's Health in Stamford, Connecticut in June 1996 and since then has been its Director.  From November 1996 to present, Dr. Evans has been a lecturer and senior faculty member of The Center for Mind Body Medicine in Washington, D.C.  Dr. Evans has been featured in magazines as well as interviewed on television and radio shows across the country.  Dr. Evans is an Assistant Clinical Professor at the Albert Einstein College of Medicine in New York City and helped create a clinical study at Columbia University Medical Center for use of the herb, black cohosh, in breast cancer.  From November 2005 to present, Dr. Evans has been a member of the Scientific Advisory Board for Metagenics Incorporated, a nutritional supplement manufacturer.

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

The Committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experiences of its Board members described below, provide the Company with the perspectives and judgment necessary to guide the Company’s strategies and monitor their execution.

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

(the registrant)

By /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer,

and Principal Accounting Officer)

Date: September 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Johnnie D. Johnson	Chief Executive Officer, Chief	)	September 15, 2011
Johnnie D. Johnson	Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	) ) )
)
/s/ Joel M. Evans, M.D. Joel M. Evans, M.D.	Director	) )	October 26, 2010
)
/s/ Richard D. Hornidge, Jr. Richard D. Hornidge, Jr.	Director	) )	October 26, 2010
)
/s/ Rustin Howard Rustin Howard	Director	) )	October 26, 2010
)
/s/ William L. Reali William L. Reali	Chairman	) )	October 26, 2010
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