Form 10-Q/A
period 2011-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2011-09-16
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 2

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

Amendment

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, originally filed on August 15, 2011, is in response to SEC comments on the filing’s cover page.  No material aspect of the report is being amended.

Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data (XBRL) Files, included with Amendment No. 1 to Form 10-Q for the Quarter Ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Executive Officer,

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

September 15, 2011