Form 10-Q
period 2011-09-30
COMPETITIVE TECHNOLOGIES INC
filed 2011-11-14
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of November 14, 2011 was 14,319,289  shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$ 34,807	$ 557,018
Restricted cash	750,000	750,000
Receivables, net of allowance of $101,154 at September 30, 2011, and December 31, 2010	361,190	25,002
Due from Factor	465,000	-
Inventory, Finished Goods	4,230,156	1,729,929
Prepaid expenses and other current assets	72,583	77,952
Total current assets	5,913,736	3,139,901

Property and equipment, net	28,855	40,642
Security deposits	17,275	15,000
TOTAL ASSETS	$ 5,959,866	$ 3,195,543

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,009,384	$ 148,457
Accounts payable, GEOMC	4,081,177	1,106,250
Accrued expenses and other liabilities	685,952	407,123
Notes payable	150,000	-
Derivative liability	67,781	132,353
Preferred stock liability	375,000	750,000
Total Current Liabilities	6,369,294	2,544,183

Commitments and Contingencies	-	-
Shareholders’ interest (Deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding at September 30, 2011, and 750 shares issued and outstanding at December 31, 2010	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,319,289 shares issued and outstanding at September 30, 2011 and 13,824,944 shares issued and outstanding at December 31, 2010	143,192	138,249
Capital in excess of par value	44,239,818	43,484,989
Receivable from Crisnic	-	(22,500)
Accumulated deficit	(44,853,113)	(43,010,053)
Total shareholders’ interest (Deficit)	(409,428)	651,360

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 5,959,866	$ 3,195,543

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2011	October 31, 2010
Revenue
Product sales	$ 1,198,230	$ 107,996
Cost of product sales	504,988	18,191
Gross profit from product sales	693,242	89,805

Other Revenue
Retained royalties	4,322	7,464
Investment income	-	10
Other income	9,486	4,000
Total other revenue	13,808	11,474

Expenses

Selling expenses	219,029	56,452
Personnel and consulting expenses	430,778	504,340
General and administrative expenses	601,055	633,205
Interest expense	9,002	1,695
Unrealized gain on derivative instrument	(15,149)	-
Total Expenses	1,244,715	1,195,692

Income (loss) before income taxes	(537,665)	(1,094,413)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (537,665)	$ (1,094,413)

Basic income (loss) per share	$ (0.04)	$ (0.08)

Basic weighted average number of common shares outstanding:	14,255,351	13,824,944

Diluted income (loss) per share	$ (0.04)	$ (0.08)

Diluted weighted average number of common shares outstanding:	14,255,351	13,824,944

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2011	October 31, 2010
Revenue
Product sales	$ 3,336,506	$ 1,673,671
Cost of product sales	1,483,862	524,767
Gross profit from product sales	1,852,644	1,148,904

Other Revenue
Gain on sale of rental assets	34,728	-
Retained royalties	20,244	38,167
Investment income	-	35
Other income	30,625	4,800
Total other revenue	85,597	43,002

Expenses

Selling expenses	416,123	286,920
Personnel and consulting expenses	1,204,288	1,498,487
General and administrative expenses	2,114,537	1,703,388
Interest expense	28,992	5,229
Unrealized loss on derivative instrument	17,361	-
Total Expenses	3,781,301	3,494,024

Income (loss) before income taxes	(1,843,060)	(2,302,118)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (1,843,060)	$ (2,302,118)

Basic income (loss) per share	$ (0.13)	$ (0.19)

Basic weighted average number of common shares outstanding:	13,994,740	12,232,955

Diluted income (loss) per share	$ (0.13)	$ (0.19)

Diluted weighted average number of common shares outstanding:	13,994,740	12,232,955

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Nine Months Ended September 30, 2011

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Receivable from Crisnic Fund	Accumulated deficit	Total shareholders’ interest(deficit)

Balance – December 31, 2010	2,427	$ 60,675	13,824,944	$ 138,249	$ 43,484,989	$ (22,500)	$ (43,010,053)	$ 651,360

Net income (loss)							(1,843,060)	(1,843,060)
Common shares issued from the exercise of stock option grants	-	-	10,000	100	9,950	-	-	10,050
Return of shares issued to Crisnic	-	-	(25,000)	(250)	(22,250)	22,500	-	-
Common shares issued to settle accounts payable, general and accrued expenses	-	-	175,000	1,750	215,100	-	-	216,850
Conversion of Series C Convertible Preferred Stock	-	-	315,126	3,151	453,782	-	-	456,933
Common stock issued to directors	-	-	19,219	192	30,608	-	-	30,800
Compensation expense from stock option grants	-	-	-	-	67,639	-		67,639

Balance – September 30, 2011	2,427	$ 60,675	14,319,289	$ 143,192	$ 44,239,818	$ -	$ (44,853,113)	$ (409,428)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2011	Nine months ended October 31, 2010
Cash flows from operating activities:
Net income (loss)	$ (1,843,060)	$ (2,302,118)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,400	40,826
Deferred rent	-	(14,180)
Share-based compensation – stock options	67,639	17,887
Share-based compensation – common stock	17,800	(2,225)
Accrued stock contribution (directors stock exp)	7,717	9,920
Gains on sale of rental assets	(34,728)	-
Unrealized loss on derivative instrument	17,361	-
Changes in assets and liabilities:
Receivables	(336,188)	(527,806)
Due from factor	(465,000)	-
Prepaid expenses and other current assets	5,369	33,012
Inventory	(2,500,227)	179,074
Accounts payable, accrued expenses and other liabilities	4,336,816	449,260
Net cash (used in) operating activities	(709,101)	(2,116,350)

Cash flows from investing activities:
Purchase of property and equipment	(14,685)	(18,580)
Proceeds from sale of rental asset	43,800	-
Increase in security deposits	(2,275)	-
Net cash provided by (used in) provided by investing activities	26,840	(18,580)

Cash flows from financing activities:
Proceeds from sale of stock	-	2,066,478
Financing costs	-	(140,112)
Proceeds from note payable	200,000	-
Repayment of note payable	(50,000)	-
Proceeds from exercise of stock options	10,050	-
Cash provided by financing activities	160,050	1,926,366

Net (decrease) in cash and cash equivalents	(522,211)	(208,564)
Cash and cash equivalents at beginning of period	557,018	1,081,328

Cash and cash equivalents at end of period	$ 34,807	$ 872,764

Supplemental Cash Flow Information:

Cash paid for interest	$ 19,562	-

Supplemental disclosure of non-cash transactions:

During August 2011, the company issued 100,000 common shares at $1.25 per share to settle $125,000 accrued liabilities.

During August 2011, the company issued 9,219 common shares at $1.4103 per share to two of its directors in lieu of $13,000 of directors' fees.

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

During the nine months ended October 31, 2010, we incurred $140,112 of costs (including legal and auditing fees, exchange listing fees, and due diligence costs) related to our equity financing agreement with Crisnic Fund S.A. which were charged to Capital in Excess of Par Value.

During the nine months ended October 31, 2010, we amortized $137,134 of deferred financing costs related to our equity financing agreement against Capital in Excess of Par Value.

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

On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from October 31 to December 31, in order to align its fiscal periods with the calendar year.  We filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010, and began a new fiscal year on January 1, 2011.  CTTC will subsequently file its quarterly and annual reports for the new fiscal years ending December 31.  CTTC’s annual report on Form 10-K for the fiscal year ending December 31, 2011 will include separate audited financial statements for the five-month transitional period.

During the transitional period ended December 31, 2010, the Company dissolved its wholly owned subsidiary, CTT Trading Company, LLC and absorbed all of its functions.  These consolidated financial statements include the accounts of CTTC and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2011.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission ("SEC") on October 27, 2010.

During the three and nine months ended September 30, 2011, and the three and nine months ended October 31, 2010, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices were 98% and 98% in the three and nine months ended September 30, 2011, respectively.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices were 94% and 97% in the three and nine months ended October 31, 2010, respectively.  We continue to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two fiscal years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company incurred operating losses for the past two quarters, having produced marginal net income in the first quarter of 2011, after having incurred operating losses each quarter since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  During the five month transitional period ended December 31, 2010; the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  The reduction continues to be implemented partially offset by certain legal costs.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of calendar 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, short term borrowing, and sales of common stock.  At September 30, 2011, we had no outstanding long-term debt.

During the three months ended September 30, 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At September 30, 2011, due from factor of $465,000 is made up of $615,000 assigned to the factor and $150,000 advances from the factor.

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

Following the Company's termination of the LEG distribution agreement, the Company took possession of 55 Calmare® devices which LEG had purchased in fiscal 2010 but had not paid for. The receivable associated with the fiscal 2010 sales was written off as uncollectible and those 55 devices were brought into the Company’s inventory at cost.  Further review of the Company's receivables found several other small receivables, which were deemed uncollectible and were also cancelled and included as a bad debt expense in the transitional period ended December

31, 2010.  In the same period, the Company reversed previously accrued commissions associated with a cancelled consulting contract relating to the sales of these devices.

Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During the nine months ended September 30, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC currently has international distribution agreements covering 21 countries, with other distribution agreements in various stages of negotiation.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011.  All payments from LEI have been received, with the exception of payment for four (4) devices which were found to have been damaged in shipment and are being replaced.  Payment for those devices will be completed upon LEI's receipt of the replacement devices, which were shipped to LEI and are being analyzed.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives.  During the nine months ended September 30, 2011, the Company conducted a review of its sales representatives.  The Company and its representatives have developed plans to increase awareness of the Calmare device among critical medical specialties and will be targeting specific customers and locations in the next fiscal quarter and into fiscal 2012.

Over the past 18 months, the Company entered into several sales agreements for the Calmare® device. Additional U.S. sales agreements were finalized during the nine months ended September 30, 2011, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

▪

Sale of inventory shipped directly from the manufacturer in Korea

The Company recorded revenue net because the manufacturer, GEOMC, was responsible for maintaining control of the inventory, shipping the device(s), had inventory credit risk and we earned a fixed amount.

▪

Sale of inventory located in the United States

The Company recorded gross revenue, because it was responsible for the inventory and for shipping the device(s).

Beginning in 2011, we earn revenue in two ways: retained royalties from licensing our clients' and our own technologies to our customer licensees, and sales of finished products.  We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

In 2011 the Company has taken greater control of the sales process, worldwide.  We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are now recorded following a gross revenue methodology.

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011	October 31, 2010	October 31, 2010
Denominator for basic net income (loss) per share, weighted average shares outstanding	14,255,351	13,994,740	13,824,944	12,232,955
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	14,255,351	13,994,740	13,824,944	12,232,955

Options to purchase 320,000 and 309,000 shares of our common stock at September 30, 2011 and October 31, 2010, respectively, were outstanding and 375 shares of convertible preferred stock at September 30, 2011 were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

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

No other new accounting pronouncements issued or effective during the three and nine months ended September 30, 2011 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	September 30, 2011	December 31, 2010
Calmare® Sales Receivable	$ 350,458	$ -
Other Receivable	10,732	7,048
Royalties, net of allowance of $101,154 at September 30, 2011 and December 31, 2010	-	17,954
Total receivables	$ 361,190	$ 25,002

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

The Company classified the derivative liability of $67,781 and $132,353 at September 30, 2011 and December 31, 2010, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Due From Factor, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2011	December 31, 2010
Prepaid insurance	$ 18,638	$ 30,081
Prepaid investor relations service	-	20,000
Travel advances	30,000	-
Other	23,945	27,871
Prepaid expenses and other current assets	$ 72,583	$ 77,952

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2011	December 31, 2010
Property and equipment, gross	227,646	225,057
Accumulated depreciation and amortization	(198,791)	(184,415)
Property and equipment, net	$ 28,855	$ 40,642

Depreciation and amortization expense was $3,910 during the three months ended September 30, 2011, and $14,473 during the three months ended October 31, 2010.  Depreciation and amortization expense was $17,400 during the nine months ended September 30, 2011, and $40,826 during the nine months ended October 31, 2010.

9.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2011	December 31, 2010

Royalties payable	$ 339,712	$ 41,394
Deferred compensation	13,438	93,167
Accrued legal fees		66,251
Accrued accounting fees	84,279	54,170
Deferred Revenue	87,800	-
Other accrued liabilities	160,723	152,141
Accrued Expenses and Other Liabilities	$ 685,952	$ 407,123

Deferred revenue includes 16 training days which were purchased but not conducted during the quarter ended September 30, 2011.  Deferred revenue also includes sale of five (5) Calmare devices to an international distributor initiated but not completed during the quarter ended September 30, 2011. Fifty percent (50%) of the funds for the sale were received in the quarter ended September 30, 2011, but the devices have not yet been shipped per the customer's request.

10.

NOTES PAYABLE

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.  In the quarter ended September 30, 2011, two notes payable were issued to borrow $50,000 and $100,000.  The proceeds were used for general corporate purposes.  At September 30, 2011, the full amount of the principal and 6.00% simple interest per annum were still outstanding; however as of November 14, 2011, the date of this report, both notes and interest owed have been paid in full.

11.

SHAREHOLDERS’ INTEREST

On August 18, 2011 the Company filed a Form S-8 Registration Statement to register 109,219 common shares, issuable in lieu of directors’ fees and for legal services.  During August 2011, the company issued 100,000 common shares to attorneys to settle $125,000 accrued liabilities.  Also during August 2011, the company issued 9,219 common shares to two of its directors in lieu of $13,000 of accrued directors’ fees.

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  In addition on May 2, 2011 we granted each Director 10,000 options (40,000 in total) as prescribed by the plan.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2011

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

During the three months and nine months ended September 30, 2011, the Company recognized expense of $6,866 and $67,639, respectively, for stock options issued to employees and directors.   During the three and nine months ended October 31, 2010, the Company recognized expense of $8,972 and $17,887, respectively, for stock options issued to employees and directors.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of September 30, 2011dividends declared were $23,473 of which $4,726 have not been paid and are shown in accrued and other liabilities at September 30, 2011.

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

The Company recorded a convertible preferred stock derivative liability of $67,781, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at September 30, 2011, and $132,353, associated with the original 750 shares of Series C Convertible Preferred Stock outstanding at December 31, 2010.

The Company has classified the Series C Convertible Preferred Stock as a liability at September 30, 2011 and December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

12.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $168,858 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $180 of these obligations during the quarter ended September 30, 2011.

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

On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (“BPAI”) upheld the homocysteine patent.  In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI.  While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010.  In June 2011, the examiner once again appealed the BPAI decision, and the status of that appeal pends further action by the USPTO.  In addition to responding to this new appeal, the Company has petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.  Future action on this case pends final documentation of the BPAI denial from the USPTO, prior to being returned to the U.S. District Court for the District of Colorado.

Employment matters – former employee (Case completed) – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTCC requested de novo review and a hearing before an administrative law judge (“ALJ”).  In July 2005, after the close of the hearing on CTTC’s appeal, the U.S. district court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the company rehired the employee with back pay.

On October 5, 2005, the ALJ who conducted the hearing on CTTC’s appeal of the OSHA findings ruled in CTTC’s favor and recommended dismissal of the employee’s complaint.  Although the employee abandoned his position upon notice of the ALJ’s decision, he nevertheless filed a request for review by the DOL Administrative Review Board ("ARB").

In May 2006, the U.S. Court of Appeals for the Second Circuit vacated the order of the district court enforcing the Secretary’s preliminary order of reinstatement and back pay.  The employee also filed a new SOX retaliation complaint with OSHA based on alleged black listing action by CTTC following his termination.  OSHA dismissed the complaint and the employee filed a request for a hearing by an administrative law judge. Ultimately, the employee voluntarily dismissed the appeal.

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.

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

On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite for breach of his employment contract with us.  The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT.  In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the September 30, 2011 and December 31, 2010 balance sheets.  The Company does not believe it is liable to the former Chairman, President and CEO as he was terminated for cause.  The case proceeded through the arbitration process.  The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length of their position.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association.  The Company requested a temporary restraining order to halt the arbitration, which was denied by the court.  The Company also requested a hearing before the judge to review the arbitration proceedings.  The Company's request for a hearing is pending.

In August 2011, the American Arbitration Association's assigned arbitrator gave award to the Company's former Chairman, President and CEO, despite the Company's strongly held belief that the Board of Directors exercised its reasonable discretion in finding that the former executive engaged in willful misconduct and gross negligence and that the executive’s actions were cause for employment termination under the employment agreement and governing law.  The former executive had requested a payment of $750,000, which he believed was due under his employment agreement.  Following the notification of award, the former employee filed a motion with the State of Connecticut Superior Court in Bridgeport, CT to have the award confirmed.  CTTC followed with a motion to vacate the award.  A hearing on the two motions was held before a judge in October 2011.  The judge is reviewing all documents submitted by both parties and is expected to render a decision, in late November 2011.

Unfair Trade Practices (U.S. District Court of Connecticut) – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief.  The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise.  The Company is seeking punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business.  The case is in its early stages and is not expected to conclude prior the end of the 2011 fiscal year.

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

▪

Sale of inventory shipped directly from the manufacturer in Korea

The Company recorded revenue net because the manufacturer, GEOMC, was responsible for maintaining control of the inventory, shipping the device(s), had inventory credit risk and we earned a fixed amount.

▪

Sale of inventory located in the United States

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

In 2011 the Company has taken greater control of the sales process, worldwide.  We are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are now recorded following a gross revenue methodology.  We record in Product sales, the total funds invoiced and received from customers and record the costs of the device as Cost of product sales, with Gross profit from product sales being the result.

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

Following the Company's termination of the LEG distribution agreement, the Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During the quarter ended March 31, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC has international distribution agreements covering 21 countries, with additional distribution agreements in various stages of negotiation, which are expected to generate revenue for the Company in the fourth quarter of fiscal 2011 and into the next two fiscal years.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG. Payments for those sales were to be made in accordance with the schedule incorporated into the agreement, with the final payment to be made in the second quarter of CTTC's 2011 fiscal year, but not later than June 30, 2011.  All payments from LEI have been received, with the exception of payment for four (4) devices which were found to have been damaged in shipment and are being replaced.  Payment for those devices will be completed upon LEI's receipt of the replacement devices, which were shipped to LEI and are being analyzed.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives.  During the nine months ended September 30, 2011, the Company conducted a review of its sales representatives.  The Company and its representatives have developed plans to increase awareness of the Calmare device among critical medical specialties and will be targeting specific customers and locations in the next fiscal quarter and into fiscal 2012.

Over the past 18 months, the Company entered into several sales agreements for the Calmare® device. Additional U.S. sales agreements were finalized during the nine months ended September 30, 2011, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

Results of Operations – Three months ended September 30, 2011 vs. three months ended October 31, 2010

Summary of Results

We incurred a net loss of $538,000 or $0.04 per basic and diluted share for the three months ended September 30, 2011, compared to a net loss of $1,094,000 or $0.08 per basic and diluted share for the three months ended October 31, 2010.  As explained in detail below, the net loss reflects an increase of $1,090,000 in gross revenue, an increase of $603,000 in gross profit from product sales and an increase in other expenses of $49,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended September 30, 2011, we recorded $1,198,000 in revenue from the sale and shipment of 22 (2 internationally, 20 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $505,000.  In the three months ended October 31, 2010, we recorded $108,000 in gross revenue from the sale and shipment of two (2 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $18,000.

Other Revenue

Retained royalties for the three months ended September 30, 2011, were $4,000, which was $3,000, or 43% less than the $7,000 of retained royalties reported in the three months ended October 31, 2010.

Other income for the three months ended September 30, 2011, was $9,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($4,000) and rental income ($5,000) from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $4,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us was reported in the three months ended October 31, 2010.

Expenses

Total expenses were $1,245,000 in the three months ended September 30, 2011 compared to $1,196,000 in the three months ended October 31, 2010, an increase of $49,000 or 4%.

Selling expenses were $219,000 in the three months ended September 30, 2011, compared to $56,000 in the three months ended October 31, 2010. The increase of $163,000 was primarily due to an increase of $26,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, an increase of $106,000 in commission expenses related to increased sales of Calmare® devices, and an increase of $30,000 in patent and translation fees related to working with the inventor of the Calmare® device.

Personnel and consulting expenses were $431,000 in the three months ended September 30, 2011, as compared to $504,000 in the three months ended October 31, 2010, a reduction of $73,000 or 14%.  Personnel and related benefit expenses were lower ($137,000) in the quarter ended September 30, 2011, due to the reduction of the staff size from ten (10) in October 2010 to seven (7) at the end of September 30, 2011, and the associated reduction in salaries and benefits, as well as a reduction in the employee stock retirement compensation expense ($13,000) and a reduction in the employee stock option expense ($2,000).

Consulting fees for the Medical Advisory Board ("MAB") were lower ($15,000) in the quarter ended September 30, 2011 than in the prior period, since the MAB did not meet during the quarter. These decreases were offset slightly by an increase ($7,000) in employee incentive payments.  In addition, there were increased consulting fees ($87,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development.

General and administrative expenses were $601,000 in the three months ended September 30, 2011, a decrease of $32,000, or 5% from $633,000 in the three months ended October 31, 2010.  The change is primarily due to increases in legal fees ($70,000) associated with the legal activity relating to the former CEO challenging his termination for cause, increases in legal fees associated with other litigation ($10,000); increases in subscriptions and dues, supplies and postage and delivery fees due to the increased volume in those activities over the prior year quarter ($34,000); increases in banking, audit and tax fees ($5,000), increased insurance expenses ($3,000); and financing costs associated with the factoring agreement which were not incurred in the prior year quarter ($3,000).  The increases were offset by decreases in investor and public relations expenses due to fewer global press releases being issued and the fact that the Company terminated contracts with several investor relations groups in the prior year quarter so those expenses are no longer being incurred ($51,000); decreases in rent and associated expenses ($45,000); a decrease in marketing expenses related to the payment of consultants for marketing our Calmare device in the quarter ended October 31, 2010 which did not recur in the quarter ended September 30, 2011 ($18,000); a reduction in corporate legal expenses ($28,000), decreases in directors' fees and expenses ($2,000); a reduction in travel expenses ($2,000) due to fewer employees traveling; and a reduced depreciation expense of ($11,000) due to having less property and equipment to depreciate.

Interest expense increased to $9,000 in the three months ended September 30, 2011, compared to $2,000 in the three months ended October 31, 2010, an increase of $7,000 due primarily to the issuance of Notes payable and Class C Convertible Preferred Stock, during the current year, neither of which were present in the prior year period.

Results of Operations – Nine months ended September 30, 2011 vs. Nine months ended October 31, 2010

Summary of Results

We incurred a net loss of $1,843,000 or $0.13 per basic and diluted share for the nine months ended September 30, 2011, compared to a net loss of $2,302,000 or $0.19 per basic and diluted share for the nine months ended October 31, 2010.  As explained in detail below, the net loss reflects an increase of $1,663,000 in gross revenue, an increase of $704,000 in gross profit from product sales and an increase in other expenses of $287,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the nine months ended September 30, 2011, we recorded $3,337,000 in revenue from the sale and shipment of 100 (67 internationally, 33 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $1,484,000.  In the nine months ended October 31, 2010, we recorded $1,674,000 in gross revenue from the sale and shipment of 109 (101 internationally, 8 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $525,000.  Of the 109 devices sold in the nine months ended October 31, 2010, 100 were sold to the now-defunct distributor, Life Episteme Group ("LEG").  Of those 100 devices, CTTC never received payment from LEG for 55 and ended up bringing the 55 devices back into inventory and writing off the associated receivable as a bad debt during the transition period ended December 31, 2010.

Other Revenue

Gain on sale of rental asset in the nine months ended September 30, 2011; we sold one former rental asset, recording a gain of $35,000.  No such sale occurred in the nine months ended October 31, 2010.

Retained royalties for the nine months ended September 30, 2011, were $20,000, which was $18,000, or 47% less than the $38,000 in retained royalties reported in the nine months ended October 31, 2010.

Other income for the nine months ended September 30, 2011, was $31,000, including rental income from customers who were renting Calmare® pain therapy medical devices from us ($16,000) and income from the purchases of training and supplies such as electrodes and cables for use with our Calmare® devices ($15,000).  This was $26,000 more than the approximately $5,000 other income, primarily rental income received from customers who were renting Calmare® devices from us during the nine months ended October 31, 2010.

Expenses

Total expenses were $3,781,000 in the nine months ended September 30, 2011 compared to $3,494,000 in the nine months ended October 31, 2010, an increase of $287,000 or 8%.

Selling expenses were $416,000 in the nine months ended September 30, 2011, compared to $287,000 in the nine months ended October 31, 2010. The increase of $129,000 was primarily due to an overall increase of $101,000 in commission expenses related to sales of Calmare® devices, an increase of $43,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, an increase of $11,000 in foreign patent legal expenses related to the "Scrambler Therapy" technology, a liability associated with the sale of video compression patents of $33,000, and an additional $6,000 in expenses associated with other technologies.  These increases in selling expenses were off set by a $35,000 reduction in translation, legal and other services directly related to "Scrambler Therapy" and the Calmare® devices, and $30,000 foreign patent expense incurred in the nine months ended October 31, 2010, which did not recur in the nine months ended September 30, 2011.

Personnel and consulting expenses were $1,204,000 in the nine months ended September 30, 2011, as compared to $1,498,000 in the nine months ended October 31, 2010, a decrease of $294,000, or 20%.  Personnel and related benefit expenses were lower in the nine months ended September 30, 2011, due to the reduction in the number of employees from 10 to 7 and the associated reduction in salaries and benefits ($478,000), as well as a reduction in the employee stock option compensation expense ($1,000).  In the nine months ended October 31, 2010 we incurred recruiting expenses ($60,000) related to the hiring of a US sales manager and sales representatives, and consulting fees for the Medical Advisory Board ($35,000) neither of which recurred in the nine months ended September 30, 2011.  These decreases were offset by an increase ($15,000) in employee incentive payments, and increased consulting fees ($265,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development.

General and administrative expenses increased to $2,114,000 in the nine months ended September 30, 2011, compared to $1,703,000 in the nine months ended October 31, 2010.  The increase of $411,000 is primarily due to increases in legal fees ($583,000) associated with the legal activity relating to the former CEO challenging his termination for cause; increases in other legal fees ($89,000); increased Board of Directors' fees and expenses associated with the increased involvement of the non-employee Chairman in CTTC operations as well as increased Board involvement with various legal actions ($70,000); increases in audit and tax expenses ($32,000); increase in supplies associated with the opening of the new office in North Carolina ($22,000), an increase in contribution expenses associated with the donation of two Calmare® devices to a hospital in Italy ($7,000), increased insurance costs ($6,000), and increased costs for administering employee benefits ($6,000).  Increased sales of Calmare® devices have led to increases in, postage and delivery ($20,000), banking fees ($4,000), and in travel expenses ($4,000) due to increased travel associated with training customers as well as increases in dues and subscriptions ($3,000).

These increases in expenses were offset by decreases in rent and associated expenses ($145,000), a reduction in expenses associated with being a public company including reductions due to fewer press releases being issued and the fact that the Company terminated contracts with several investor relations groups during the nine months ended October 31, 2010, so those expenses are no longer being incurred ($108,000); a reduction in consulting fees due to the training of customers purchasing Calmare devices now being accomplished with employees ($83,000), a reduction in marketing expenses related to the payment of consultants for marketing our Calmare device in the nine months ended October 31, 2010 which did not recur in the nine months ended September 30, 2011 ($55,000); and reduced depreciation expense ($23,000) due to having less property and equipment to depreciate.

In addition, during the nine months ended September 30, 2011, we incurred a reduction in the restructuring charges ($5,000) and a recovery of bad debt ($7,000) which had been written off during the prior year period, which when combined with the prior year bad debt expense of $9,000 contributed a total of $21,000 to the reduction of the increase in expenses over the nine months ended October 31, 2010.

Interest expense increased to $29,000 in the nine months ended September 30, 2011, compared to $5,000 in the nine months ended October 31, 2010, an increase of $24,000 or 480% due primarily to the issuance of Notes payable and Class C Convertible Preferred Stock, during the current year, neither of which were present in the prior year period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and sales of common stock.  At September 30, 2011, we had no outstanding long-term debt.

During the quarter ended September 30, 2011, we entered into a Factoring Agreement with Versant to accelerate receivable collection and manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At September 30, 2011, the Company had $465,000 in factored receivables.

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

At September 30, 2011, the Company's balance sheet showed cash and cash equivalents of $35,000.  In addition the Company has $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO.  This is compared to $557,000 cash and cash equivalents at December 31, 2010.  The net loss of $1,843,000 for the nine months ended September 30, 2011 contained non-cash inflow of $93,000 and net cash inflow related to changes in assets and liabilities of $1,041,000, resulting in cash used in operations of $709,000.  During the nine-month period ending September 30, 2011, the company issued notes payable to borrow $200,000, paid back with interest owed one note payable ($50,000) issued during the period, issued 175,000 shares of common stock to pay down $217,000 in accrued liabilities, issued 19,219 shares of common stock valued at approximately $31,000 to directors, and converted 375 shares of Class C Convertible Preferred Stock to 315,216 shares of common stock valued at approximately $457,000 (including $82,000 of derivative liability that was reclassed to equity upon conversion).

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company incurred operating losses for the past two quarters, having produced marginal net income in the first quarter of fiscal 2011, after having incurred operating losses each quarter since fiscal 2006.  During the nine month periods ended October 31, 2010 and September 30, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of calendar 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

All purchases under $1,000 are expensed.  We expect capital expenditures to be less than $50,000 in 2011.

Contractual Obligations and Contingencies

Because the former Chairman, President and CEO, John B. Nano, was terminated for cause in September 2010, the Company does not believe it has any remaining contractual obligations under his terminated employment agreement (See Note 12. Contingencies).

On November 22, 2010, the Company terminated our operating lease for office space and paid the landlord all existing obligations thereto.  The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces.  The obligations are significantly less that the previous lease, averaging $70,000 per year for the three-year term.  Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

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

As of September 30, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $168,858 and $202,124, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $180 of these obligations during the quarter ended September 30, 2011.

We engage independent consultants who provide us with business development and/or evaluation services under contracts that are cancelable on certain written notice.  These contracts include contingencies for potential incentive compensation earned solely on sales resulting directly from the work of the consultant.  For the three and nine months ended September 30, 2011, we recorded approximately $120,000, and $225,000, respectively, of these contingent compensation expenses.  In the three and nine months ended October 31, 2010, we incurred approximately $14,000 and $124,000, respectively, of such expense.

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

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b)

Change in Internal Controls

During the period ending September 30, 2011, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I, Note 12 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.

Risk Factors

We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  Between July 31, 2010 and November 14, 2011, the Company has taken several actions that we believe will reduce the Company's risk.  These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

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

November 14, 2011

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

www.competitivetech.net