Form 10-K
period 2011-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2012-04-16
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	OTCQX

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $1.64 as reported by the OTCQX Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011).

$ 20,707,445

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	14,830,204 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than April 13, 2012.

Competitive Technologies, Inc.

TABLE OF CONTENTS

Part I

Forward-Looking Statements

4

Item 1.

Business

4

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

14

Item 4.

Mine Safety Disclosures

16

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

30

Item 8.

Financial Statements and Supplementary Data

30

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

58

Item 9A.

Controls and Procedures

58

Item 9B.

Other Information

59

Part III

Item 10.

Directors and Executive Officers and Corporate Governance

60

Item 11.

Executive Compensation

60

Item 12.

Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters

60

Item 13.

Certain Relationships and Related Transactions, and Director Independence

60

Item 14.

Principal Accounting Fees and Services

60

Part IV

Item 15.

Exhibits, Financial Statement Schedules

61

Signatures

62

Exhibit Index

63

PART I

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2011, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Our revenue fluctuates due to fluctuations in the medical device market for our Calmare pain therapy device as well as changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

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

The Company has incurred operating losses since fiscal 2006.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

Product Distribution Services

Our services are beneficial to the inventor, manufacturer and distributor of the product.  We evaluate a working prototype or finished product for marketability.  We find opportunities through industry connections and contacts, and trade shows.  We select products we will represent, negotiate with potential domestic and international distributors, and sign agreements on a country and/or area exclusive basis.  We earn revenue on a per-unit basis through product distribution agreements.  We share the revenue with the product inventor, and/or manufacturer.  For some products, we will act as the distributor in specific geographic areas, again sharing the revenue with product inventor and/ or manufacturer.

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

Revenue for fiscal 2011 primarily represented the sale of devices to either international distributors or end users in the United States.  It also includes rental income from situations where we rented the device to end-users in the United States and Gain from the Sale of Rental Assets when these devices were converted to outright sales.

Product distribution.  We have established a new business model for appropriate technologies that allows us to share in the profits of distribution.  Distribution terms are set in written agreements for products, and are generally signed for exclusive area parameters.

Sales of Inventory.  We currently maintain an inventory of our Calmare® pain therapy medical device and we recognize revenue from the sale of inventory as devices are shipped to our customers.  The Calmare device is a technologically advanced solution for chronic pain management, which has been shown to be highly effective in the treatment of chemotherapy induced peripheral neuropathy (CIPN), drug-resistant chronic neuropathic and cancer pain, having long-lasting effects — an important benefit for both patients and their physicians.

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy™" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology.  The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy™" technology.  The GEOMC agreement is for a period of ten (10) years, expiring in 2017, and outlines each company's specific financial obligations.

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

The Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During the year ended December 31, 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC currently has international distribution agreements covering 21 countries, with other distribution agreements in various stages of negotiation.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  Payments for those sales were made in accordance with the schedule incorporated into the agreement.  All payments from LEI have been received.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.  The remaining 2 devices of the 55 taken back into inventory were donated to a children’s hospital in Italy, also in fiscal 2011.

In 2010, the Company became its own distributor in the U.S, contracting with over 20 commissioned sales representatives.  During fiscal 2011, the Company conducted a review of its sales representatives.  The Company and its representatives have developed plans to increase awareness of the Calmare device among critical medical specialties and will be targeting specific customers and locations in fiscal 2012.

Over the past two years, the Company entered into several sales agreements for the Calmare® device. A number of U.S. sales agreements were finalized during fiscal 2011, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

Beginning in 2011, we record revenue from the sales of inventory when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

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

In fiscal 2011, we had a significant concentration of revenue from our Calmare pain therapy medical device.  We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream.  However, Calmare device was the only technology that produced revenue equal to or exceeding 15% of our total revenue in 2011 and the five-month transition period ending December 31, 2010.

We receive revenue from legal awards that result from successful patent enforcement actions and/or out of court settlements.  Such awards or settlements may be significant, are non-recurring and may include punitive damages, attorneys' fees, court costs and interest. No such awards were received in fiscal 2011 or in the five-month transition period ended December 31, 2010.

Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

•

Nanotechnology bone cement biomaterial with a broad range of potential applications, including dental, spinal and other bone related applications. Exclusively licensed to Soteira, Inc. for human spinal applications and available for licensing for other applications;

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

Revenue from Foreign Sources

Revenue from foreign sources totaled approximately $1,645,000 in 2011; there was no revenue from foreign sources in the five-month transition period ended December 31, 2010.  Of the foreign sourced revenue received, approximately $1,159,000 in fiscal 2011 was from sources in Europe.

Investments

From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

Employees

As of March 30, 2012, we employed the full-time equivalent of 5 people.  We also had independent consultants under contract to provide management services, business development services, and sales management services.  In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology needs.

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

Fiscal Year

Our fiscal year ends December 31, and our first, second, third and fourth quarters end March 31, June 30, September 30 and December 31, respectively.  Prior to December 2010, our fiscal year ended July 31, with our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively.  To accomplish the change to our fiscal year, we had a transition period from August 1, 2010 to December 31, 2010, which included a three-month period ending October 31, 2010 and the five-month period ending December 31, 2010.

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

We derived more than 97% of our total revenue in fiscal 2011 from one technology.

Total revenue consists of revenue from product sales, gain on sales of rental assets, retained royalties, and other income.  We derived approximately $3,329,000, or 97%, of 2011 revenue from sales of our Calmare pain therapy medical device technology.  An additional 2% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.  A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market; or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

Our customers and we depend on government and private insurance reimbursement to develop commercially viable medical products.

Successful commercialization of medical products demands appropriate reimbursement rates from government and private medical insurance programs.  In the US, the Centers for Medicare and Medicaid Services (CMS) sets reimbursement rates for medical procedures.  Private insurance companies independently develop reimbursement rates for medical procedures as well.  There is no assurance that rates will be set on the schedule or at the rates that we and our customers prefer.  A lack of sufficient insurance reimbursement may cause customers to delay purchases of a new medical technology, pending the availability of reimbursement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 22, 2010, the Company terminated its operating lease for approximately 11,000 square feet of space in a building in Fairfield, Connecticut, and paid the landlord all existing obligations thereto.  The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces in a different building, also in Fairfield, Connecticut.  The obligations are significantly less than the previous lease, averaging $70,000 per year for the three-year term.  Under the previous lease, rent and utility obligations would have been approximately $300,000 per year for that same period.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the training staff in Charlotte, NC.  Obligations under this lease average $27,000 per year for the two-year term.

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

On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (“BPAI”) upheld the homocysteine patent.  In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI.  While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010.  In June 2011, the examiner once again appealed the BPAI decision, was again denied.  In addition to responding to this new appeal, the Company had petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  Future action on this case pends its return to the District Court in Colorado.

Employment matters – former employee (case pends) – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTCC requested de novo review and a hearing before an administrative law judge (“ALJ”).  In July 2005, after the close of the hearing on CTTC’s appeal, the U.S. district court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the company rehired the employee with back pay.

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

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit which has ordered the employee to file his opening brief by May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC are due by July 30, 2012.  No date has been set for oral argument.

John B. Nano vs. Competitive Technologies, Inc. - Arbitration (case completed) – On September 3, 2010, the Board of Directors of CTTC found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct and removed John B. Nano as an Officer of the Corporation, in all capacities.  On September 13, 2010, the Board of Directors also found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties.  Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010.  Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTTC.

On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTTC.  Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano had demanded to resolve this conflict.  Mr. Nano sought $750,000 that he claimed was owed under his contract and claimed that he had been terminated without cause.

On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming we had breached Mr. Nano’s employment contract with us.  The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT.  In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2011 and December 31, 2010 balance sheets.  The Company did not believe it was liable to the former Chairman, President and CEO, believing he was terminated for cause.  The case proceeded through the arbitration process.  The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length stating their positions.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association.  The Company requested a temporary restraining order to halt the arbitration, which was denied by the court.  The Company also requested a hearing before the court to review the arbitration proceedings.  In August 2011, the American Arbitration Association's assigned arbitrator gave award to the Company's former Chairman, President and CEO, despite the Company's strongly held belief that the Board of Directors properly exercised its reasonable discretion under the employment agreement in finding that the former executive engaged in willful misconduct and gross negligence and that the executive’s actions were cause for employment termination under the employment agreement and governing law.  The former executive had requested a payment of $750,000, which he believed was due under his employment agreement.  Following the notification of award, the former employee filed a motion with the State of Connecticut Superior Court in Bridgeport, CT to have the award confirmed.  CTTC followed with a motion to vacate the award.  A hearing on those two motions was held before a judge in October 2011.

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor of its former CEO John B. Nano and granted Mr. Nano's application to confirm the award.  Following the decision, CTTC settled all disputes with its former Chairman and CEO John B. Nano. Pursuant to the settlement, CTTC has released to Mr.

Nano from escrow the $750,000 deposited by CTTC following Mr. Nano's application for a prejudgment remedy. CTTC paid an additional $25,000 as settlement of additional amounts of statutory interest.  These amounts ($775,000) had been accrued at December 31, 2011.  The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTTC nor Mr. Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTTC's payments to Mr. Nano have been completed.

Unfair Trade Practices; U.S. District Court of Connecticut (case completed) – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief.  The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise.  The Company sought punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business.  The case was concluded in March 2012.  By the parties’ stipulation settling the matter, the defendant agreed to cease his posting any statements on the Internet or publishing any statements elsewhere, orally or in writing, concerning CTTC, CTTC’s officers, directors, and employees, the Calmare device, Marineo (the inventor of the Calmare device), or any other person or entity in connection with their purchase or use of the Calmare device.

Summary – We may be a party to other legal actions and proceedings from time to time.  We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and have not recorded any potential judgment losses or proceeds in our financial statements to date, with the exception of the accrued expenses related to the Nano case, previously disclosed.  We record expenses in connection with these suits as incurred.

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

Item 4. Mine Safety Disclosures (Not Applicable)

Not Applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock had been traded on the NYSE Amex under the ticker symbol CTT since April 25, 1984.  On September 3, 2010, our stock was delisted from the NYSE Amex and began trading on the OTCQB under the ticker symbol CTTC.  On October 5, 2010, our stock began trading on the OTC market's top tier, the OTCQX.  The following table sets forth for the periods indicated, the quarterly high and low trading prices for our common stock, as reported the OTCQX.

Year Ended December 31, 2011			Five-Month Transition Period Ended December 31, 2010
	High	Low		High	Low
First Quarter	$1.75	$0.92	First Quarter	-	-
Second Quarter	$1.95	$1.25	Second Quarter	-	-
Third Quarter	$1.87	$1.02	Three months ended October 31, 2010	$2.23	$0.68
Fourth Quarter	$2.00	$1.01	Two months ended December 31, 2010	$1.40	$1.02

Holders of Common Stock.  At March 30, 2012, there were approximately 485 holders of record of our common stock.

Dividend Policy.  We have not declared or paid cash dividends on our common stock since 1981, and do not anticipate paying any cash dividends in the foreseeable future.  We expect to retain available cash to finance ongoing operations and the potential growth of our business.  Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2011.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					-

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$ 2.11	113,000	-	113,000	-
2000 Directors’ Stock Option Plan	$ 2.11	160,000	-	160,000	-
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$ 2.23	40,000	-	40,000	960,000

Issuer Repurchases of Equity Securities

None.

COMPETITIVE TECHNOLOGIES, INC.

Item 6. Selected Financial Data (1) (4)

	Year Ended December 31, 2011	Five Months Ended December 31, 2010	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008
Statement of Operations Summary:
Total revenues (2)	$ 3,444,761	$ 187,742	$ 2,009,682	$ 348,240	$ 1,193,353
Net income (loss) (2) (3)	$ (3,595,764)	$ (2,407,544)	$ (2,708,534)	$ (3,479,824)	$ (5,966,454)
Net income (loss) per share:
Basic	$ (0.26)	$ (0.18)	$ (0.25)	$ (0.40)	$ (0.73)
Assuming dilution	$ (0.26)	$ (0.18)	$ (0.25)	$ (0.40)	$ (0.73)
Weighted average number of common shares outstanding:
Basic	14,115,651	13,824,944	10,832,043	8,740,419	8,156,343
Assuming dilution	14,115,651	13,824,944	10,832,043	8,740,419	8,156,343

Year-end Balance Sheet Summary:	At December 31,		At July 31,
	2011	2010	2010	2009	2008
Cash and cash equivalents	$ 28,845	$ 557,018	$ 907,484	$ 752,071	$ 2,237,095
Total assets	5,144,824	3,195,543	4,949,923	1,401,491	3,110,983
Total long-term obligations	-	-	66,369	81,418	78,822
Total shareholders' interest (deficit)	(1,626,857)	651,360	2,608,502	285,168	1,593,436

(1)

This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.  All amounts in these notes are rounded to thousands.

(2)

Year ended December 31, 2011, Five months ended December 31, 2010 and year ended July 31, 2010 include $3,329,000, $164,000, and $1,941,000, respectively, from sales of our pain therapy medical device.  Year ended July 31, 2008 includes $320,000 for the settlement of our dispute with Palatin regarding their breach of our License Agreement.

(3)

Year ended December 31, 2011, Five months ended December 31, 2010 and year ended July 31, 2010 includes $1,464,000, $28,000 and $516,000, respectively, of cost of sales for our pain therapy medical device.  Year ended December 31, 2011 includes $775,000 accrued for legal settlement with former CEO.  Year ended July 31, 2009 includes $400,000 insurance recovery in settlement of our legal action against Federal Insurance.  Year ended July 31, 2008 includes recovery of $480,000 in legal fees related to the settlement of our dispute with Palatin.

(4)

No cash dividends were declared or paid in any year presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2011, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Our revenue fluctuates due to fluctuations in the medical device market for our Calmare pain therapy device as well as changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

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

Prior to 2011, we earned revenue in three ways, retained royalties from licensing our clients' and our own technologies to our customer licensees, product sales fees in a business model that allows us to share in the profits of distribution of finished products, and sales of inventory (pain therapy medical devices).  We recorded revenue when the terms of the sales arrangement were accepted by all parties, including a fee that was fixed or determinable, delivery had occurred and our customer had taken title, and collectability was reasonably assured.

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

The Company also revoked LEG's distribution rights in all 34 countries previously assigned to LEG.  LEG has no further right to sell or distribute Calmare® devices in any location.  During fiscal 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC currently has international distribution agreements covering 21 countries, with other distribution agreements in various stages of negotiation.

During fiscal 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  Payments for those sales were made in accordance with the schedule incorporated into the agreement.  All payments from LEI have been received.  In addition to the purchase of the 53 devices previously described, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.  The remaining 2 devices of the 55 taken back into inventory were donated to a children’s hospital in Italy, also in in fiscal 2011.

In 2010, the Company became its own distributor in the U.S, having canceled a July 2009 distribution agreement we had with Innovative Medical Therapies, Inc. for nonperformance, and currently has contracts with approximately 15 commissioned sales representatives.  Over the past two years, the Company entered into several sales agreements for the Calmare® device.  A number of U.S. sales agreements were finalized during fiscal 2011, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company. To assist potential clients, we are working with several commercial leasing companies to provide long term (24-60 months) financing for sales of the Calmare device to hospitals, clinics and medical practices in the US.  The Company and its commissioned sales representatives have developed plans to increase awareness of the Calmare device among critical medical specialties and will be targeting specific customers and locations in fiscal 2012.

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

Reliance on one revenue source. In fiscal 2011, we had a significant concentration of revenue from our pain therapy medical device technology.  We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.

Presentation. All amounts in this Item 7 have been rounded to the nearest thousand dollars.

All periods discussed in this Item 7 relate to our fiscal year ending December 31, first, second, third and fourth quarters ending March 31, June 30, September 30, and December 31, respectively.  Prior to December 31, 2010, when our fiscal year changed, the fiscal years ended July 31; first, second, third and fourth quarters ending October 31, January 31, April 30 and July 31, respectively.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

The Company has incurred operating losses since fiscal 2006.  During fiscal 2011, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

Results of Operations - 2011 vs. Five months ended December 31, 2010

Summary of Results

We incurred a net loss of $3,596,000 or $0.26 per share per basic and diluted share for fiscal 2011, compared to a net loss of $2,408,000, or $0.18 per share per basic and diluted share for five months ended December 31, 2010.  As explained in detail below, the net loss reflects an increase of $3,165,000 in gross revenue, an increase of $1,728,000 in gross profit from product sales and an increase in other expenses of $3,009,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In fiscal 2011, we recorded $3,329,000 in revenue from the sale and shipment of 107 (72 internationally, 35 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $1,464,000.  In the five months ended December 31, 2010, we recorded $164,000 in gross revenue from the sale and shipment of three (2 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $28,000.

Other Revenue

Retained royalties for fiscal 2011 were, $47,000, compared to the $12,000 reported in the five months ended December 31, 2010, an increase of $35,000 or 292%.

Gain on sale of rental assets for fiscal 2011 included $35,000 for the conversion of a rental contract for one Calmare device into an outright sale of the device.  There were no such conversions in the five months ended December 31, 2010.

Other income for fiscal 2011 was $35,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($19,000) and rental income ($16,000) from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $12,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us was reported in the five months ended December 31, 2010.

Other expenses

	2011	Five months ended December 31, 2010	Increase (Decrease)	% Increase (Decrease)
Selling Expenses	$ 518,000	$ 90,000	$ 428,000	476
Personnel and consulting expenses	1,605,000	685,000	920,000	134
General and administrative expenses	3,409,000	1,379,000	2,030,000	147
Bad debt expense (recovery)	(7,000)	409,000	(416,000)	(102)
Interest expense	36,000	4,000	32,000	800
Unrealized loss on derivative instrument	16,000	-	16,000	100
Total other expenses	$ 5,577,000	$ 2,567,000	$ 3,010,000	117

Total other expenses increased $3,010,000 in fiscal 2011 or 117% over the five months ended December 31, 2010.

Selling expenses increased a net $428,000 in 2011 compared to the five months ended December 31, 2010  The increase was primarily due to an increase of $196,000 in commission expenses, reflecting increased sales of the Calmare device; an increase of $66,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, and an increase of $131,000 in patent and translation fees related to working with the inventor of the Calmare® device.

Personnel and consulting expenses increased $920,000 fiscal 2011, as compared with the five months ended December 31, 2010.  Personnel and related benefit expenses were higher ($432,000), reflecting a reduction in the staff size from ten (10) at August 2010 to seven (7) at the end of December 31, 2011 with the associated benefits and severance payments, and the difference in the comparative periods (12 months as compared to five), as well as $26,000 in incentive compensation paid to the executive vice president in 2011 which was not paid in the five months ended December 31, 2011.  Consulting expenses were also higher in 2011($487,000), due to the increased use of consultants for management and sales management services and the longer comparative period in which they worked.

General and administrative expenses increased a net $2,030,000 or 147% in fiscal 2011 as compared to the five month period ended December 31, 2010.  The increase in expenses is primarily due to increases in legal fees as a result of more active litigation ($1,380,000), primarily the case related to the former CEO, including $775,000 accrued in anticipation of the eventual settlement in the case.  Corporate legal expenses were higher in the year ended December 31, 2011 as compared to the five months ended December 31, 2010 ($153,000), due to more activity involving filings and securities representation.  Expenses associated with our factoring agreement with Versant ($34,000) were incurred in the year ended December 31, 2011 but not in the five months ended December 31, 2010.  Other expenses related to being a public company – stock listing and agency fees, investor relations and public relations – increased by $178,000 in the year ended December 31, 2011 as compared to the five months ended December 31, 2010 due to greater activity over 12 months, versus five as well as the timing of annual shareholder meetings; no annual meeting occurred during the five months ended December 31, 2010.  Directors fees and related expenses were higher by $206,000 in the year ended December 31, 2011 as compared to the five months ended December 31, 2010 as more directors meetings were held in fiscal 2011 and the liability insurance covered the named individuals a full year as compared a five month period.  The increase in travel expenses ($78,000) in the year ended December 31, 2011 as compared to the five months ended December 31, 2010 is due in large part to the increased travel undertaken by our nurse trainers to provide our customers with training in the use of our Calmare medical device.  Audit and tax expenses were higher in the year ended December 31, 2100 due to more reviews being required than in the five months ended December 31, 2010.  Rent and utilities increased by $41,000 in the year ended December 31, 2011 as compared to the five months ended December 31, 2010; this reflects the downsized space and rent/utility payments in Connecticut as well as the addition of the office in North Carolina and that the lower rents are being paid over a longer period.  Insurance expenses in the year ended December 31, 2011 were $30,000 higher than in the five months ended December 31, 2010 primarily due to the longer period of coverage.  We also incurred increases in postage and delivery ($45,000) expenses due to shipping and customs duties and increases in marketing expenses ($38,000) related to more sales, as well as increases in monthly expenses for maintenance and other miscellaneous services ($81,000) over a period of 12 versus five months These increased expenses were offset by $331,000 in expenses incurred in the five months ended December 31, 2010 for restructuring charges (see Note 13) that did not recur in the year ended December 31, 2011

Bed debt expense (recovery) consisted of $409,000 in charges incurred in the five months ended December 2010, that did not recur in the year ended December 31, 2011, offset by a $7,000 of bad debt recovery received in the year ended December 31, 2011.

Interest expense was greater in fiscal 2011($32,000) due to promissory notes that did not exist in the five month period ended December 31, 2010 and due to interest charges for overdue invoices for financed insurance premiums.

Unrealized loss on derivative instruments The variable conversion feature related to the Company’s Series C Convertible Preferred Stock (“Series C”) creates an embedded derivative that is required to be recorded at fair value at each reporting period.  During the year ended December 31, 2011, the Company recorded $16,000 loss related to the embedded derivative’s change in fair value.  There was no unrealized loss for the five months ended December 31, 2010 due to the fact that the Series C was issued on December 30, 2010.

In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.  In the year ended December 31, 2011 and in the five month period ended December 31, 2010, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years.  Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero.  In fiscal 2011 and in the five month period ended December 31, 2010, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset.  We did not show a benefit for income taxes.  We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized.  We have substantial federal and state NOLs and to use against future regular taxable income.  In addition, we can use our NOLs to reduce our future AMT liability.  A significant portion of the remaining NOLs at December 31, 2011, approximately $4,053,000, was derived from income tax deductions related to the stock options exercises.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

At December 31, 2011 and December 31, 2010 we had no unrecognized tax benefits.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, to market and sell those new technologies or products, and to protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and if needed, with short-term debt and equity financing.  At December 31, 2011, we had outstanding debt, in the form of a promissory note totaling $100,000.

During fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At December 31, 2011, there were no factored accounts outstanding.

We believe we will successfully license new technologies, sell finished products from inventory (Calmare medical devices), and collect due, but unpaid, royalties on existing licenses to add revenue.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing opportunities for our remaining portfolio of technologies.

Cash and cash equivalents consist of demand deposits and interest earning investments with maturities of three months or less, including money market funds.  We carry cash equivalents at cost.

At December 31, 2011, cash and cash equivalents were $29,000, compared to $557,000 at December 31, 2010.  Both periods included $750,000 in restricted cash set aside in escrow pending the outcome of the arbitration involving the former CEO.  That $750,000 was paid out in the settlement of the case in January 2012 (See Item 3. Legal Proceedings.)  The fiscal 2011 loss of $3,596,000 contained non-cash charges of $77,000 and increases in assets and liabilities of $2,328,000 resulted in cash used in operations of $1,191,000.  Net cash flows provided by financing activities include proceeds of $636,000 primarily from the sale of restricted common stock and from the issuance of notes payable.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2011, we had aggregate federal net operating loss carryforwards of approximately $33,599,000, which expire at various times through 2031, with the majority of them expiring after 2012.  A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability.  We also have state net operating loss carryforwards of approximately $28,455,000 that expire through fiscal year 2031.

A significant portion of the NOLs remaining at December 31, 2011, approximately $4,053,000, was derived from income tax deductions related to the exercise of stock options.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

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

The SEC declared our registration statement effective on July 14, 2010.  The volume weighted average price on that day was $2.40 per share and the 15% discount priced the shares at $2.04 per share.  During this same period, June and July 2010, the Company also received notification of its pending delisting from the NYSE Amex.  Although the Company believed completing the Crisnic Agreement would enable it to comply with the NYSE Amex's continued listing standards, market conditions existing at the time, primarily the threat of the Company being delisted from the NYSE Amex, led to a significant increase in short sales and a rapid decrease in the stock price.

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

The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee).  These shares were sold between July 14, 2010, which was the date the registration statement was declared effective by the Securities and Exchange Commission, and September 15, 2010.  The remaining 627,133 shares of stock were outstanding and were reflected as a receivable reducing equity in our financial statements for the three month period ended October 31, 2010.  These shares were valued at $0.90.  Plans to sell these shares had been halted due to market conditions.  In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable.  During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable. During February 2011 the Company and Crisnic canceled 10,000 additional shares previously issued on subscription and canceled the related $9,000 receivable.

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

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada.  On December 30, 2010, 750 shares were issued.  The Company converted the above $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.  These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Item 3. Legal Proceedings for details.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of December 31, 2011dividends declared were $28,199 of which $9,452 have not been paid and are shown in accrued and other liabilities at December 31, 2011.

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

•

Holder may demand redemption of outstanding Series C Convertible Preferred Stock shares by the Company at a price equal to par plus any accrued but unpaid dividends in the event that the $750,000 escrow by the Company has been released and returned to the company.

•

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

At December 31, 2011, the $750,000 was still held in escrow.  In January 2012, the $750,000 held in escrow was released but not returned to the Company, nullifying the redemption rights.  However the holder retains the right to convert (below).

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

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933 and recorded an unrealized loss of $15,678 for the six months ended June 30, 2011 related to the converted shares.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2011, and $132,353, associated with the original 750 shares of Series C Convertible Preferred Stock outstanding at December 31, 2010.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2011 and December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

On November 22, 2011, the Company entered into a private placement for up to 420,000 shares of restricted common stock, later amended to allow the placement of up to 450,000 shares.  As of December 31, 2011, the Company had received $525,625 for the sale of 389,352 shares of common stock, and several small transactions, totaling approximately 7,000 shares remained incomplete at year end.  At December 31, 2011, an additional 53,500 shares remained available for sale per the Board Resolution.  The proceeds of the stock sale went toward funding operations during the quarter, traditionally a slower sales period for medical devices.

Capital requirements

The Company incurred operating losses for fiscal 2011 and for the five months ended December 31, 2010.  In fiscal 2011 and in the five months ended December 31, 2010, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For fiscal 2011, we expect our capital expenditures to be less than $100,000.

General

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our debt or equity financing.  To achieve and sustain profitability, we must increase the number of customers and/or distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses.  Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control.  Should we be unsuccessful in these efforts, the combination of our cash on hand and revenue from executing our strategic plan may need to be supplemented by issuing debt or equity to meet our obligations of current and anticipated operating cash requirements beyond third quarter fiscal 2012.

Contractual Obligations and Contingencies

At December 31, 2011, our contractual obligations were:

Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent	$ 158,000	$ 97,000	$ 61,000	$ -	$ -

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

As of December 31, 2011, CTTC and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognize these obligations only if we receive revenues related to the grant funds.  We recognized approximately $1,387 in the year ended December 31, 2011, and $364 of these obligations in the five months ended December 30, 2010.

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

Related Party Transactions

Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses.

We had no related party transactions for the year ended December 31, 2011and the five months ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Description

Page

Report of Independent Registered Public Accounting Firm

31

Consolidated Balance Sheets

32

Consolidated Statements of Operations

33

Consolidated Statements of Changes in Shareholders’ Interest (Deficit)

34

Consolidated Statements of Cash Flows

35

Notes to Consolidated Financial Statements

37-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Competitive Technologies, Inc.

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ interest (deficit) and cash flows for the year ended December 31, 2011 and for the five months ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the five months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at December 31, 2011, the Company has incurred operating losses since fiscal year 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York

April 13, 2012

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 28,485	$ 557,018
Restricted Cash	750,000	750,000
Receivables, net of allowance of $101,154 at December 31, 2011 and 2010	42,471	25,002
Inventory	4,210,156	1,729,929
Prepaid expenses and other current assets	70,268	77,952
Total current assets	5,101,380	3,139,901
Security Deposits	17,275	15,000
Property and equipment, net	26,169	40,642

TOTAL ASSETS	$ 5,144,824	$ 3,195,543

LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,124,007	$ 148,457
Accounts payable, GEOMC	3,865,225	1,106,250
Accrued expenses and other liabilities	1,228,473	407,123
Notes payable	100,000	-
Deferred revenue	12,800	-
Derivative liability	66,176	132,353
Preferred stock liability	375,000	750,000
Total current liabilities	6,771,681	2,544,183

Commitments and contingencies	-	-

Shareholders' interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding at December 31, 2011, and 750 shares issued and outstanding at December 31, 2010	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,715,789 shares issued and outstanding at December 31, 2011 and 13,824,944 shares issued and outstanding at December 31, 2010	147,157	138,249
Capital in excess of par value	44,771,128	43,484,989
Receivable from Crisnic	-	(22,500)
Accumulated deficit	(46,605,817)	(43,010,053)

Total shareholders’ interest (deficit)	(1,626,857)	651,360

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 5,144,824	$ 3,195,543

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31, 2011	Five months ended December 31, 2010
Revenue
Product sales	$ 3,328,756	$ 163,993
Cost of product sales	1,464,205	27,687
Gross profit from product sales	1,864,551	136,306

Other Revenue
Gain on Sale of Rental Asset	34,728	-
Retained royalties	46,637	11,618
Investment income	-	11
Other income	34,640	12,120
Total other revenue	116,005	23,749

Expenses
Selling expenses	517,865	90,317
Personnel and consulting expenses	1,604,661	685,439
General and administrative expenses	3,401,826	1,788,145
Interest expense	36,211	3,698
Unrealized loss on derivative instrument	15,757	-
Total Expenses	5,576,320	2,567,599

Income (loss) before income taxes	(3,595,764)	(2,407,544)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (3,595,764)	$ (2,407,544)

Preferred stock dividend	-	(132,353)
Net income (loss) attributable to common shareholders	$ (3,595,764)	$ (2,539,897)

Basic income (loss) per share	$ (0.26)	$ (0.18)

Basic weighted average number of common shares outstanding:	14,115,651	13,824,944

Diluted income (loss) per share	$ (0.26)	$ (0.18)

Diluted weighted average number of common shares outstanding:	14,115,651	13,824,944

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Interest (Deficit)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Receivable From Crisnic	Accumulated deficit	Total Shareholders’ Interest (Deficit)
Balance – August 1, 2010	2,427	$ 60,675	13,824,944	$ 138,249	$ 43,444,154	$ (564,420)	$ (40,470,156)	$ 2,608,502
Net loss							(2,407,544)	(2,407,544)
Stock option compensation expense					(8,060)			(8,060)
Return of shares to Crisnic			(602,133)	(6,021)	(535,899)	541,920		-
Common shares issued for cash			532,605	5,326	499,589			504,915
Common shares issued to settle accounts			69,528	695	85,205			85,900
Preferred stock dividend			-	-	-		(132,353)	(132,353)
Balance – December 31, 2010	2,427	60,675	13,824,944	138,249	43,484,989	(22,500)	(43,010,053)	651,360

Net loss							(3,595,764)	(3,595,764)
Exercise of stock options			10,000	100	9,950			10,050
Stock option compensation expense					67,639			67,639
Return of shares issued to Crisnic			(25,000)	(250)	(22,250)	22,500		-
Common shares issued to settle accounts payable and accrued expenses			175,000	1,750	215,100			216,850
Conversion of Class C Convertible Preferred Stock			315,126	3,151	453,782			456,933
Restricted Shares Purchased in Private Placement			396,500	3,965	531,310			535,275
Common shares issued to Directors			19,219	192	30,608			30,800
Balance – December 31, 2011	2,427	$ 60,675	14,715,789	$ 147,157	$ 44,771,128	$ -	$ (46,605,817)	$ (1,626,857)

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31, 2011	Five months ended December 31, 2010
Cash flows from operating activities:
Net (loss)	$ (3,595,764)	$ (2,407,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,087	24,625
Deferred rent	-	(66,369)
Stock option compensation expense	67,639	(8,060)
Stock based compensation, common stock	17,800	-
Accrued Stock contribution (directors’ stock expense)	7,717	-
Bad Debt Expense	-	408,976
Gain on sale of rental assets	(34,728)	-
Loss on disposal of property and equipment	-	111,746
Unrealized loss on derivative instrument	15,757	-
Changes in assets and liabilities:
Restricted cash	-	(750,000)
Receivables	(7,819)	2,360,586
Prepaid expenses and other current assets	7,684	(8,872)
Inventory	(2,480,227)	(795,052)
Accounts payable, accrued expenses and other liabilities	4,778,006	(447,322)
Deferred revenue	12,800	-
Net cash used in operating activities	(1,191,048)	(1,577,286)

Cash flows from investing activities:
Purchases of property and equipment	(14,685)	(13,095)
Proceeds from sale of rental assets	43,800	-
Increase in security deposits	(2,275)	(15,000)
Net cash provided by (used in) investing activities	26,840	(28,095)

Cash flows from financing activities:
Proceeds from exercises of stock options	10,050	-
Proceeds from sale of stock	525,625	504,915
Proceeds from sale of preferred stock	-	350,000
Proceeds from issuance of note payable	200,000	400,000
Repayment of note payable	(100,000)	-
Net cash provided by financing activities	635,675	1,254,915

Net decrease in cash and cash equivalents	(528,533)	(350,466)
Cash and cash equivalents at beginning of year	557,018	907,484
Cash and cash equivalents at end of year	$ 28,485	$ 557,018

Supplemental Cash Flow Information
Cash Paid for interest	20,721	-

See accompanying notes

Supplemental disclosure of non-cash transactions:

During November 2011, the Company issued 7,148 common shares totaling $9,650 on subscription.

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

Within the current portfolio of technologies, one technology has been the main focus of our business during both the 2011 fiscal year and the five-month transition period ending December 31, 2010:  the Calmare Pain Therapy medical device.

The consolidated financial statements include the accounts of CTTC, and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.  For the five months ended December 31, 2010, the consolidated financial statements included the accounts of CTT Trading Company, LLC, a wholly-owned subsidiary of CTTC which was dissolved in December 2010.

The Company has incurred operating losses since fiscal 2006.  During the year ended December 31, 2011 and the five months ended December 31, 2010, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

In fiscal 2010, the Company incorporated revenue from the sale of inventory to its revenue stream.  That source of revenue is expected to continue into fiscal 2011 and into the future as sales of its Calmare pain therapy medical device and other products are added to its portfolio of technologies and products.

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, and if needed, with short-term debt and equity financing.  At December 31, 2011, we had $100,000 of outstanding debt.

During the year ended December 31, 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At December 31, 2011, we had no amount due from factor and no outstanding advances from the factor.

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

The Company acquired the exclusive, worldwide rights to the "Scrambler Therapy™" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology.  The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.  CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially for worldwide distribution.  Sales of these devices are expected to provide a significant proportion of the Company’s revenue for the next several years.

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

Revenue from foreign sources totaled approximately $1,645,000 and $0, in 2011 and in the five-month transition period ended December 31, 2010, respectively.  Of the foreign sourced revenue received, approximately $1,159,000 in fiscal 2011 was from sources in Europe.

Retained royalties or distribution fees earned are of the following types:

Non-refundable, upfront license fee – We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement.  Once delivery is complete, and the fee is collected, we have no continuing obligation.  No upfront fees were received during the year ended December 31, 2011 or the five months ended December 31, 2010.

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

Concentration of Revenues

Total revenue consists of revenue from product sales, gain on sales of rental assets, retained royalties, and other income.  In fiscal 2011,we derived approximately $3,329,000, or 97%, of  total revenue from sales of our Calmare pain therapy medical device technology.  An additional 2% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.  Of this amount, approximately $1,060,000 or 32% was received from one customer.  We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.  We have created a business model for appropriate technologies, such as the Calmare device, that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

Expenses

We recognize expenses related to evaluating, patenting and licensing inventions, and enforcing intellectual property rights in the period incurred.

Cost of product sales includes contractual payments to inventor and manufacturer relating to our Calmare pain therapy medical device.  Expenses associated with shipping devices which are not reimbursed by customers are also included in cost of product sales.

Selling Expenses include commission expenses related to sales of inventory (Calmare devices) technologies, domestic and foreign patent legal filing, prosecution and maintenance expenses, net of reimbursements, royalty audits, and other direct costs

Personnel and consulting expenses include employee salaries and benefits, marketing and consulting expenses related to technologies and specific revenue initiatives, and other direct costs.

General and administrative expenses include directors' fees and expenses, public company related expenses, professional services, including financing, audit and legal services, rent and other general business and operating expenses.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, deferred revenue, preferred stock liability and note payable approximate fair value due to their short-term maturity.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss.  If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value.  We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly.  There were no impairment indicators identified during the year ended December 31, 2011 and the five months ended December 31, 2010.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 718 – "Compensation – Stock Compensation."  Accordingly, the Company recognizes compensation expense equal to the fair value of the stock awards at the time of the grant over the requisite service period.

Our accounting for share-based compensation has resulted in our recognizing non-cash compensation expense related to stock options granted to employees, which is included in personnel and consulting expenses, and stock options granted to our directors, which is included in general and administrative expenses.

Fiscal Year

Our fiscal year ends December 31, and our first, second, third and fourth quarters end March 31, June 30, September 30 and December 31, respectively.  Prior to December 2010, our fiscal year ended July 31, with our first, second, third and fourth quarters end October 31, January 31, April 30 and July 31, respectively.  To accomplish the change to our fiscal year, we had a transition period from August 1, 2010 to December 31, 2010.

Recent Accounting Pronouncements

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

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2011	Five months ended December 31, 2010
Provision (benefit) at U.S. federal statutory rate	(34.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.9)	(4.9)
Permanent differences	0.1	0.1
Expiration of capital loss carryforwards	-	-
Other items	(1.9)	0.9
Deferred tax valuation allowance	(40.7)	37.9
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	Year ended December 31, 2011	Five months ended December 31, 2010
Net federal and state operating loss carryforwards	$ 13,603,574	$ 12,201,203
Impairment of investments	524,388	529,203
Other, net	523,473	454,793
Deferred tax assets	14,651,435	13,185,199
Valuation allowance	(14,651,435)	(13,185,199)
Net deferred tax assets	$ -	$ -

At December 31, 2011, we had aggregate federal net operating loss carryforwards of approximately $33,599,000, which expire at various times through 2031.  A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability.  We also have state net operating loss carryforwards of approximately $28,455,000 that expire through fiscal year 2031.

Approximately $4,053,000 of our NOL carryforward remaining at December 31, 2011 was derived from income tax deductions related to the exercise of stock options.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2011	Five months ended December 31, 2010
Balance, beginning of year	$ 13,185,199	$ 12,387,300
Change in temporary differences	68,680	(21,960)
Change in net operating and capital losses	1,397,556	819,859
Balance, end of year	$ 14,651,435	$ 13,185,199

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero.  We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2011 and December 31, 2010, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut.  The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005.  Our open tax years for review are fiscal years ending July 31, 2009 through year ended December 31, 2011.  The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Year ended December 31, 2011	Five months ended December 31, 2010
Denominator for basic net income (loss) per share, weighted average shares outstanding	14,115,651	13,824,944
Dilutive effect of common stock options	N/A	N/A
Denominator for net income (loss) per share, assuming dilution	14,115,651	13,824,944

Options to purchase 313,000 and 302,750 shares of our common stock at December 31, 2011, and 2010, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive.  The outstanding 375 and 750 shares of Series C Convertible Preferred Stock, if converted at December 31, 2011 and 2010, respectively, would have resulted in an additional 350,140 and 705,882 shares of common stock, respectively.  Due to the net loss incurred for the year ended December 31, 2011, and the five months ended December 31, 2010, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options or converted preferred shares would have been anti-dilutive.

5.

SHAREHOLDERS’ INTEREST

Common shares.

On June 2, 2010, we entered into an agreement with Crisnic Fund, S.A. to sell up to two million share of our common stock to Crisnic at a 15% discount from the volume weighted average price on the date the SEC declared our registration statement effective.  As part of the agreement, Crisnic was entitled to $10,000 cash and 75,000 shares of our common stock as a fee.

The SEC declared our registration statement effective on July 14, 2010.  The volume weighted average price on that day was $2.40 per share and the 15% discount priced the shares at $2.04 per share.  During this same period, June and July 2010, the Company also received notification of its pending delisting from the NYSE Amex (see Note 1).  Although the Company believed completing the Crisnic Agreement would enable it to comply with the NYSE Amex's continued listing standards, market conditions existing at the time, primarily the threat of the Company being delisted from the NYSE Amex, led to a significant increase in short sales and a rapid decrease in the stock price.

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

The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee).  These shares were sold between July 14, 2010, which was the date the registration statement was declared effective by the Securities and Exchange Commission, and September 15, 2010.  The remaining 627,133 shares of stock were outstanding and were reflected as a receivable reducing equity in our financial statements for the three month period ended October 31, 2010.  These shares were valued at $0.90.  Plans to sell these shares had been halted due to market conditions.  In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable.  During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable. During February 2011 the Company and Crisnic canceled 10,000 additional shares previously issued on subscription and canceled the related $9,000 receivable.

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

On November 22, 2011, the Company's Board of Directors authorized the Company to initiate a Private Placement of up to 420,000 shares of restricted common stock.  The authorization was amended on November 28, 2011 to authorize up to 450,000 shares to be placed.  As of December 31, 2011, the Company sold 396,500 shares of common stock at $1.35 per share; of the total proceeds ($535,275) $9,650 remained to be collected at December 31, 2011.  At December 31, 2011, an additional 53,500 shares remained available for sale per the Board Resolution.  The proceeds of the stock sale went toward funding operations during the quarter, traditionally a slower sales period for medical devices.

Preferred Stock

Holders of 5% preferred stock are entitled to receive, if, as, and when declared by the Board of Directors, out of funds legally available therefore, preferential non-cumulative dividends at the rate of $1.25 per share per annum, payable quarterly, before any dividends may be declared or paid upon or other distribution made in respect of any share of common stock.  The 5% preferred stock is redeemable, in whole at any time or in part from time to time, on 30 days' notice, at the option of the Company, at a redemption price of $25.  In the event of voluntary or involuntary liquidation, the holders of preferred stock are entitled to $25 per share in cash before any distribution of assets can be made to holders of common stock.

Each share of 5% preferred stock is entitled to one vote.  Holders of 5% preferred stock have no preemptive or conversion rights.  The preferred stock is not registered to be publicly traded.

At its December 2, 2010 meeting, the CTTC Board of Directors declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of the Company (the “Common Shares”).  The dividend is payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”).  Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.  This shareholder rights plan and the subsequent authorization of 20,000 shares of Series B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTTC's finalization of the Rights Agreement with CTTC's Rights Agent, American Stock Transfer & Trust Company, LLC.  The Rights Agreement was filed with the December 15, 2010, Form 8-K.  It is intended to provide the CTTC Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTTC shares.

On December 15, 2010 the Company issued a $400,000 promissory note.  The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada.  On December 30, 2010, 750 shares were issued.  The Company converted the above $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.  These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 15 below for details.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of December 31, 2011dividends declared were $28,199 of which $9,452 have not been paid and are shown in accrued and other liabilities at December 31, 2011.

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

•

Holder may demand redemption of outstanding Series C Convertible Preferred Stock shares by the Company at a price equal to par plus any accrued but unpaid dividends in the event that the $750,000 escrow by the Company has been released and returned to the company.

•

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

At December 31, 2011, the $750,000 was still held in escrow.  In January 2012, the $750,000 held in escrow was released but not returned to the Company, nullifying the redemption rights.  However the holder retains the right to convert (below).

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

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933 and recorded an unrealized loss of $15,678 for the six months ended June 30, 2011 related to the converted shares.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2011, and $132,353, associated with the original 750 shares of Series C Convertible Preferred Stock outstanding at December 31, 2010.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2011 and December 31, 2010 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.

RECEIVABLES

Receivables consist of the following:

	December 31, 2011	December 31, 2010
Calmare Sales Receivable	$ 24,444	$ -
Royalties, net of reserve of $101,154 at December 31, 2011 and 2010	-	17,954
Other	18,027	7,048
Total	$ 42,471	$ 25,002

Included in other at December 31, 2011 was $9,650 from the sale of the Company’s common stock (Note 5) that was received in January 2012.

7.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2011	December 31, 2010
Equipment and furnishings	$ 227,645	$ 225,057
Accumulated depreciation and amortization	(201,476)	(184,415)
Property and equipment, net	$ 26,169	$ 40,642

Depreciation expense was $20,087 in fiscal 2011 and $24,625 in the five months ended December 31, 2010.

8.

AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2011	December 31, 2010	Number of shares	Type
Security Innovation, Inc.	--	--	223,317	Common stock
Xion Pharmaceutical Corporation	--	--	60	Common stock

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

9.

FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the FASB "ASC", "Fair Value Measurements and Disclosures" ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 5) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability.

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

The Company classified the derivative liability of $66,176 and $132,353 at December 31, 2011 and December 31, 2010, respectively, in Level 2 of the fair value hierarchy.

10.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 31, 2011	December 31, 2010
Prepaid insurance	$ 25,283	$ 30,081
Travel & commission advances	35,500	-
Prepaid investor relations service	-	20,000
Other	9,485	27,871
Prepaid expenses and other current assets	$ 70,268	$ 77,952

11.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2011	December 31, 2010
Royalties payable	$ 210,169	$ 41,394
Deferred executive payroll	-	93,167
Accrued audit fee	93,529	54,170
Accrued legal fees	-	66,251
Arbitration Settlement Payable	775,000	-
Other	149,775	152,141
Accrued expenses and other liabilities	$ 1,228,473	$ 407,123

12.

NOTE PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000, which was extended until April 23, 2012.  The proceeds were used for general corporate purposes.  At December 31, 2011, the full amount of the principal and 6.00% simple interest per annum were still outstanding.

13.

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

14.

STOCK-BASED COMPENSATION PLANS

2011 Employees', Directors' and Consultants' Stock Option Plan – In May 2011, the Board of Directors approved a new option plan for employees, directors and consultants.  Pursuant to this plan which is administered by a Committee appointed by the Board of Directors, we could grant to qualified employees, directors and consultants either incentive options or nonstatutory options(as defined by the Internal Revenue Service).  The stock options granted per written option agreements approved by the Committee, must have exercise prices not less than 100% of the Fair Market Value of our common stock on the date of the grant.  Up to 1,000,000 common shares are available for grants under this plan.  No options may be granted under this plan after December 31, 2015.

The following information relates to the 2011 Option Plan:

	December 31, 2011	December 31, 2010
Common shares reserved for issuance on exercise of options	40,000	-
Shares available for future option grants	960,000	-

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

The following information relates to the 1997 Option Plan:

	December 31, 2011	December 31, 2010
Common shares reserved for issuance on exercise of options	113,000	123,750
Shares available for future option grants	-	-

Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which no option could be granted under the plan.  Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees.  Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date.  Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date.  Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier.  The number of common shares reserved for issuance on exercise of stock options as of December 31, 2011 and 2010 is 0 and 9,000, respectively.

2000 Director's Stock Option Plan – Pursuant to our  Directors' Stock Option Plan (the "Directors' Option Plan"), we could grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected, and 10,000 common stock options on the first business day of January thereafter, as long as the individual is a director.  All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date.  The maximum life of options granted under this plan is ten years from the grant date.  No options could be granted after January 4, 2010.

The following information relates to the 2000 Directors' Stock Option Plan:

	December 31, 2011	December 31, 2010
Common shares reserved for issuance on exercise of options	160,000	170,000
Shares available for future option grants	-	-

As this plan expired in January 2010, no further option awards can be issued from this plan.  No options were issued under this plan in the year ended December 31, 2011 or in the five months ended December 31, 2010.

Summary of Common Stock Options – The total fair value of shares vested in the year ended December 31, 2011 and in the five months ended December 31, 2010 was $67,639 and ($8,060), respectively, of non-cash compensation expense (income).  Of this amount, $16,359 was included in personnel and consulting expenses, from stock options granted to employees in prior years, and vesting during the year ended December 31, 2011.  During the five months ended December 31, 2010 $8,060 of prior year personnel and consulting expense from stock option grants was reversed.  Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year.  As of December 31, 2011, there was approximately $36,144 of total unrecognized compensation cost related to outstanding non-vested stock options granted under the 1997 Option Plan.  This cost is expected to be recognized over a weighted average period of 1.16 years.  Included in the $67,639 of expense recognized in the year ended December 31, 2011 is $51,280 of noncash compensation expense, included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan.  No such noncash expense was recognized in the five months ended December 31, 2010.  Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31, 2011
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

A summary of the status of all our common stock options as of December 31, 2011 and 2010, and changes during the periods then ended is presented below.

	Year ended December 31 2011			Five months ended December 31, 2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	293,750	$ 2.18	$ 11,800	709,000	$ 2.44	$ -
Granted	40,000	1.83		-	-	-
Forfeited	(3,750)	2.25		(415,250)	2.62	-
Exercised	(10,000)	1.01		-	-	-
Expired or terminated	(7,000)	5.00		-	-	-
Outstanding at end of year	313,000	$ 2.11	$ 7,650	293,750	$ 2.18	$ 11,800
Exercisable at end of year	313,000	$ 2.11	$ 7,650	280,000	$ 2.18	$ 11,800
Weighted average fair value per share of options issued during the year		$ 1.28			$ -	-

The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $5,000.  There were no stock option exercises in the five months ended December 31, 2010.  Total proceeds from stock option exercises were $10,050 in 2011.  Generally, we issue new shares of common stock to satisfy stock option exercises.

A summary of the status of the Company's non-vested shares as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

Non Vested Shares	Shares	Weighted Average Grant Date Fair Value
Non vested at December 31, 2010	13,750	$ 1.43
Granted	40,000	1.28
Vested	(43,000)	1.32
Forfeited and expired	(10,750)	2.25
Non vested at December 31, 2011	-	$ -

1996 Directors' Stock Participation Plan – Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we issue to each non-employee director who has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued.  If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director.  This plan expired on January 3, 2011.  No shares were issued under this plan in either the year ended December 31, 2011, or the five months ended December 31, 2010.

15.

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

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed.  During the year ended July 31, 2010, the Company accrued $50,000 for our discretionary 401(k) contribution, subject to final approval by our directors.  That contribution was ultimately not made and the accrual was reversed in the five months ended December 31, 2010.  No contributions were accrued or made in the year ended December 31, 2011.

16.

COMMITMENTS AND CONTINGENCIES

Operating Leases –

On November 22, 2010, the Company terminated its operating lease for approximately 11,000 square feet of space in a building in Fairfield, Connecticut, and paid the landlord all existing obligations thereto.  The Company then entered into a new, three-year operating lease for new, more appropriately sized office spaces in a different building, also in Fairfield, Connecticut.  The obligations are significantly less than the previous lease, averaging $70,000 per year for the three-year term.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease average $27,000 per year for the two-year term.

At December 31, 2011, future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were:

Year ending December 31,	Rental Payments
2012	$ 97,000
2013	60,600
Total minimum payments required	$ 157,600

Total rental expense for all operating leases was:

	Year ended December 31, 2011	Five months ended December 31, 2010
Minimum rental payments	$ 85,063	$ 86,933
Less: Sublease rentals	7,188	2,995
Net rent expense	$ 77,875	$ 83,938

Contingencies – Revenue based – As of December 31, 2011, CTTC and VVI have obligations, contingent upon receipt of certain revenues, to repay up to $199,006 and $203,478, respectively, from grant funding received in 1994 and 1995.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognize these obligations only if we receive revenues related to the grant funds.  We recognized $1,387 and $364 related to these obligations in fiscal 2011 and the five months ended December 31, 2010, respectively.

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

On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006.  On July 30, 2009, the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (“BPAI”) upheld the homocysteine patent.  In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI.  While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010.  In June 2011, the examiner once again appealed the BPAI decision.  In addition to responding to this new appeal, the Company petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  Future action on this case pends its return to the District Court in Colorado.

Employment matters – former employee (case pending) – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTCC requested de novo review and a hearing before an administrative law judge (“ALJ”).  In July 2005, after the close of the hearing on CTTC’s appeal, the U.S. district court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the Company rehired the employee with back pay.

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

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit which has ordered the employee to file his opening brief by May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC are due by July 30, 2012.  No date has been set for oral argument.

John B. Nano vs. Competitive Technologies, Inc. - Arbitration (case completed) – On September 3, 2010, the Board of Directors of CTTC found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct and removed John B. Nano as an Officer of the Corporation, in all capacities.  On September 13, 2010, the Board of Directors also found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTTC Corporate Code of Conduct removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties.  Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010.  Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTTC.

On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTTC.  Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano had demanded to resolve this conflict.  Mr. Nano sought $750,000 that he claimed was owed under his contract and claimed that he had been terminated without cause.

On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming we had breached Mr. Nano’s employment contract with us.  The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT.  In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2011 and December 31, 2010 balance sheets.  The Company did not believe it was liable to the former Chairman, President and CEO, believing he was terminated for cause.  The case proceeded through the arbitration process.  The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length stating their positions.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association.  The Company requested a temporary restraining order to halt the arbitration, which was denied by the court.  The Company also requested a hearing before the court to review the arbitration proceedings.  In August 2011, the American Arbitration Association's assigned arbitrator gave award to the Company's former Chairman, President and CEO, despite the Company's strongly held belief that the Board of Directors properly exercised its reasonable discretion under the employment agreement in finding that the former executive engaged in willful misconduct and gross negligence and that the executive’s actions were cause for employment termination under the employment agreement and governing law.  The former executive had requested a payment of $750,000, which he believed was due under his employment agreement.  Following the notification of award, the former employee filed a motion with the State of Connecticut Superior Court in Bridgeport, CT to have the award confirmed.  CTTC followed with a motion to vacate the award.  A hearing on those two motions was held before a judge in October 2011.

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor of its former CEO John B. Nano and granted Mr. Nano's application to confirm the award.  Following the decision, CTTC settled all disputes with its former Chairman and CEO John B. Nano. Pursuant to the settlement, CTTC has released to Mr. Nano from escrow the $750,000 deposited by CTTC following Mr. Nano's application for a prejudgment remedy. CTTC paid an additional $25,000 as settlement of additional amounts of statutory interest.  These amounts ($775,000) had been accrued at December 31, 2011.  The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTTC nor Mr. Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTTC's payments to Mr. Nano have been completed.

Unfair Trade Practices; U.S. District Court of Connecticut (Case completed) – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief.  The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise.  The Company sought punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business.  The case was concluded in March 2012.  By the parties’ stipulation settling the matter, the defendant agreed to cease his posting any statements on the Internet or publishing any statements elsewhere, orally or in writing, concerning CTTC, CTTC’s officers, directors, and employees, the Calmare device, Marineo (the inventor of the Calmare device), or any other person or entity in connection with their purchase or use of the Calmare device.

Summary – We may be a party to other legal actions and proceedings from time to time.  We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and we have not recorded any potential judgment losses or proceeds in our financial statements to date, with the exception of the accrued expenses related to the Nano case, previously disclosed,.  We record expenses in connection with these suits as incurred.

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

17.

RELATED PARTY TRANSACTIONS

Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses .

We had no related party transactions in fiscal 2011 or in the five months ended December 31, 2010.

18.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$ 1,827,000	$ 311,000	$ 1,198,000	$ (7,000)
Operating income (loss) (1)	29,000	(1,335,000)	(538,000)	(1,752,000)
Net income (loss) attributable to common shareholders	29,000	(1,335,000)	(538,000)	(1,752,000)
Net loss per share attributable to common shareholders:
Basic	-	(0.10)	(0.04)	(0.26)
Assuming dilution	-	(0.10)	(0.04)	(0.26)
Weighted average number of common shares outstanding
Basic	13,826,055	13,747,028	14,255,351	14,115,651
Assuming dilution	14,466,787	13,747,028	14,255,351	14,115,561

Five Months Ended December 31, 2010	Three Months ended October 31, 2010	Two Months Ended December 31, 2010
Total revenues	$ 119,470	$ 68,272
Operating loss (1)	(1,094,413)	(1,313,131)
Net loss attributable to common shareholders	(1,094,413)	(1,445,4841)
Net loss attributable to common shareholders:
Basic	(0.08)	(0.11)
Assuming dilution	(0.08)	(0.11)
Weighted average number of common shares outstanding
Basic	13,824,944	13,824,944
Assuming dilution	13,824,944	13,824,944

(1)

Operating (loss) is defined herein as revenues less expenses, excluding investment income, income taxes, and preferred stock dividend.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

N/A

Item 9A.  Controls and Procedures.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders, which is expected to be filed not later than April 13, 2012, under the headings “Election of Directors,” “Corporate Governance and Other Matters ,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .

We have adopted a Code of Conduct that applies to our officers, directors and employees which is available on our internet website at www.competitivetech.net.  The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

  Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

List of financial statements and schedules.

The following consolidated financial statements of Competitive Technologies, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the year ended December 31, 2011 and the five months ended December 31, 2010

Consolidated Statements of Changes in Shareholders’ Interest (Deficit) for the year ended December 31, 2011 and the five months ended December 31, 2010

Consolidated Statements of Cash Flows for the year ended for the year ended December 31, 2011 and the five months ended December 31, 2010

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

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Johnnie D. Johnson	Chief Executive Officer, Chief	)	April 16, 2012
Johnnie D. Johnson	Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	) ) )

/s/ Peter Brennan Peter Brennan	Director	) )	April 16, 2012

/s/ Richard D. Hornidge, Jr. Richard D. Hornidge, Jr.	Director	) )	April 16, 2012

/s/ Rustin Howard Rustin Howard	Chairman	) )	April 16, 2012

/s/ Robert Moussa Robert Moussa	Director	) )	April 16, 2012

/s/ Stan Yarbro Stan Yarbro	Director	) )	April 16, 2012

EXHIBIT INDEX

Exhibit

No.

Description

3.1

Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2

By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 5, 2012 , and hereby incorporated by reference.

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

10.25

Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on

March 4, 2011) as Exhibit 10.4 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.26

Lease Termination & Surrender Agreement to Lease made July 20, 2006 by and between 1375 Kings Highway/777 Commerce Drive Associates, LLC, and 14 Mamaroneck Avenue Reinvestment Associates, LLC and Competitive Technologies, Inc. filed (on October 30, 2007), dated November 22, 2010, and filed (February 11, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated February 11, 2011, and hereby incorporated by reference

10.27

Lease Agreement between Competitive Technologies, Inc. and 1375 Kings Highway LLC dated November 22, 2010, and filed (February 11, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 11, 2011, and hereby incorporated by reference

10.28

Registration Rights Agreement dated December 2, 2010 and filed (December 14, 2010) as Exhibit 4.1 to registrant's Current Report on Form 8-K dated December 14, 2010, and hereby incorporated by reference

10.29

Preferred Stock Certification for Class C Convertible Preferred Stock issued December 30, 2011, and filed as Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed on February 20, 2011, and hereby incorporated by reference.

10.30

Settlement Agreement between Competitive Technologies, Inc. and Life Episteme srl (LEG) dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.31

Distribution Agreement between Competitive Technologies, Inc. and Life Episteme Italia dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.32

Sales Agreement Between Competitive Technologies, Inc. and Spero Pain Relief Therapy, Inc. dated September 29, 2010, and filed (May 4, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.33

Amendment to the Sales Agreement Between Competitive Technologies, Inc. and Spero Pain Relief Therapy, Inc. dated February 4, 2011, and filed (May 4, 2011) as Exhibit 10.3 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.34

Sales Agreement Between Competitive Technologies, Inc. and Restore Medical Therapies, LLC dated April 20, 2011, and filed (May 4, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.35

Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated May 24, 2011 and effective April 1, 2011, and filed (May 31, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated May 31, 2011, and hereby incorporated by reference.

10.36

2011 Employees' Directors' and Consultants' Stock Option Plan dated May 2, 2011, and filed as Exhibit 10.1 to registrant's Registration Statement on FormS-8 dated May 26, 2011, and hereby incorporated by reference.

10.37

Factoring Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, filed (October 3, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.38

Security Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, and filed (October 3, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.39

Settlement Agreement between Competitive Technologies, Inc. and John B. Nano dated January 24, 2012, and filed Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 1, 2012, and hereby incorporated by reference.

21^

Subsidiaries of registrant.

31.1^

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2^

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1^

Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2^

Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101^

Interactive Data Files.

* Management Contract or Compensatory Plan

^ Filed herewith

www.competitivetech.net