Form 10-K/A
period 2011-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2012-05-15
CIK 102198

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

EXPLANATORY NOTE

Competitive Technologies, Inc. (The “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with respect to Item 7 (Management’s Discussion oand Analysis of Financial Condition and Results of Operation), to incorporate some minor changes in the discussion of revenue and with respect to Item 8 (Financial Statements and Supplementary Data) to update footnote 18 (Selected Quarterly Financial Data) .  The Report on Form 10-K was originally filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Form 10-K”).

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to April 16, 2012.

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

Revenue and Gross Profit from Sales

Revenue from product sales:  In fiscal 2011, we recorded $3,329,000 in revenue from the sale and shipment of 101 (71 internationally, 30 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $1,464,000.  In the five months ended December 31, 2010, we recorded $164,000 in gross revenue from the sale and shipment of three (2 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $28,000.

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

We had no related party transactions in fiscal 2011 or in the five months ended December 31, 2010.

18.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$ 1,827,000	$ 311,000	$ 1,198,000	$ (7,000)
Operating income (loss) (1)	29,000	(1,335,000)	(538,000)	(1,752,000)
Net income (loss) attributable to common shareholders	29,000	(1,335,000)	(538,000)	(1,752,000)
Net loss per share attributable to common shareholders:
Basic	-	(0.10)	(0.04)	(0.26)
Assuming dilution	-	(0.10)	(0.04)	(0.26)
Weighted average number of common shares outstanding
Basic	13,826,055	13,747,028	14,255,351	14,474,445
Assuming dilution	14,466,787	13,747,028	14,255,351	14,474,445

Five Months Ended December 31, 2010	Three Months ended October 31, 2010	Two Months Ended December 31, 2010
Total revenues	$ 119,470	$ 68,272
Operating loss (1)	(1,094,413)	(1,313,131)
Net loss attributable to common shareholders	(1,094,413)	(1,445,4841)
Net loss attributable to common shareholders:
Basic	(0.08)	(0.11)
Assuming dilution	(0.08)	(0.11)
Weighted average number of common shares outstanding
Basic	13,824,944	13,824,944
Assuming dilution	13,824,944	13,824,944

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

Date: May 15, 2012

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

21

Subsidiaries of registrant.  Filed as Exhibit 21 to the Annual Report on Form 10-K on April 16, 2012.

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