Form 10-Q
period 2012-03-31
COMPETITIVE TECHNOLOGIES INC
filed 2012-05-18
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of May 18, 2012 was 14,830,204 shares.

COMPETITIVE TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Page No.

Item 1.

Condensed Consolidated Interim Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011

3

Condensed Consolidated Statements of Operations for the

three months ended March 31, 2012 and March 31, 2011(unaudited)

4

Condensed Consolidated Statement of Changes in Shareholders’ Interest for the three months ended March 31, 2012 (unaudited)

5

Condensed Consolidated Statements of Cash Flows for the

three months ended March 31, 2012 and March 31, 2011(unaudited)

6-7

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

8-19

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

20-25

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.

Controls and Procedures

26

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

27

Item 1A.

Risk factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

Exhibit Index

29

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 1,570	$ 28,485
Restricted cash	-	750,000
Receivables, net of allowance of $101,154 at March 31, 2012, and December 31, 2011	112,015	42,471
Inventory, Finished Goods	4,440,156	4,210,156
Prepaid expenses and other current assets	56,245	70,268
Total current assets	4,609,986	5,101,380

Property and equipment, net	42,707	26,169
Security deposits	17,275	17,275
TOTAL ASSETS	$ 4,669,968	$ 5,144,824

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,326,862	$ 1,124,007
Accounts payable, GEOMC	4,175,225	3,865,225
Accrued expenses and other liabilities	549,500	1,228,473
Notes payable	300,000	100,000
Deferred revenue	9,600	12,800
Derivative liability	88,960	66,176
Preferred stock liability	375,000	375,000
Total current liabilities	6,825,147	6,771,681

Commitments and Contingencies
Shareholders’ interest (Deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,830,204 shares issued and outstanding at March 31, 2012 and 14,715,789 shares issued and outstanding at December 31, 2011	148,302	147,157
Capital in excess of par value	45,036,867	44,771,128
Accumulated deficit	(47,401,023)	(46,605,817)
Total shareholders’ interest (Deficit)	(2,155,179)	(1,626,857)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,669,968	$ 5,144,824

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Revenue
Product sales	$ 329,746	$ 1,827,056
Cost of product sales	150,571	856,754
Gross profit from product sales	179,175	970,302

Other Revenue
Gain on sale on rental assets	-	34,728
Retained royalties	12,403	10,610
Investment income	1,497	-
Other income	14,704	10,910
Total other revenue	28,604	56,248

Expenses

Selling expenses	86,940	100,793
Personnel and consulting expenses	331,370	367,119
General and administrative expenses	552,378	516,637
Interest expense	9,513	9,616
Unrealized loss on derivative instrument	22,784	2,951
Total Expenses	1,002,985	997,116

Income (loss) before income taxes	(795,206)	29,434
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (795,206)	$ 29,434

Basic income (loss) per share	$ (0.05)	$ (0.00)

Basic weighted average number of common shares outstanding:	14,752,251	13,826,055

Diluted income (loss) per share	$ (0.05)	$ (0.00)

Diluted weighted average number of common shares outstanding:	14,752,251	14,466,787

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Three Months Ended March 31, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total shareholders’ interest(deficit)

Balance – December 31, 2011	2,427	$ 60,675	14,715,789	$ 147,157	$ 44,771,128	$ (46,605,817)	(1,626,857)

Net income (loss)	-	-	-	-	-	(795,206)	(795,206)

Common shares issued to settle accounts payable, general and accrued expenses	-	-	114,415	1,145	127,109	-	128,254

Compensation expense from stock option grants	-	-	-	-	138,630	-	138,630

Balance – March 31, 2012	2,427	$ 60,675	14,830,204	$ 148,302	$ 45,036,867	$ (47,401,023)	$ (2,155,179)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$ (795,206)	$ 29,434
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,464	8,154
Share-based compensation – stock options	138,630	4,720
Accrued stock contribution (directors stock exp)	-	(10,083)
Gains on sale of rental assets	-	(34,728)
Unrealized loss on derivative instrument	22,784	2,951
Changes in assets and liabilities:
Receivables	(69,544)	(1,152,853)
Restricted cash	750,000	-
Prepaid expenses and other current assets	14,022	1,764
Inventory	(230,000)	(870,228)
Accounts payable, accrued expenses and other liabilities	(41,063)	1,708,077
Net cash (used in) operating activities	(206,913)	(312,792)

Cash flows from investing activities:
Purchase of property and equipment	(20,002)	(14,415)
Proceeds from sale of rental asset	-	43,800
Increase in security deposits	-	(2,275)
Net cash provided by (used in) provided by investing activities	(20,002)	27,110

Cash flows from financing activities:
Proceeds from note payable	200,000	50,000
Proceeds from exercise of stock options	-	10,050
Cash provided by financing activities	200,000	60,050

Net (decrease) in cash and cash equivalents	(26,915)	(225,632)
Cash and cash equivalents at beginning of period	28,485	557,018

Cash and cash equivalents at end of period	$ 1,570	$ 331,386

Supplemental disclosure of non-cash investing and financing transactions:

During February 2012, the Company issued 14,415 shares at $1.19 per share to settle $17,154 of accrued liabilities.

During March 2012, the Company issued 100,000 common shares at $1.111 per share to settle $111,100 of accrued liabilities.

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

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

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

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2012.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on April 16, 2012.

During the three months ended March 31, 2012, and the three months ended March 31, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices were 92% and 97% in the three months ended March 31, 2012 and March 31, 2011, respectively.  We continue to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two fiscal years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company incurred operating losses for the past three quarters, having produced marginal net income in the first quarter of 2011, after having incurred operating losses each quarter since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  During the five month transitional period ended December 31, 2010; the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of calendar 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTTC will meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, short term borrowing, and sales of common stock.  At March 31, 2012, we had no outstanding long-term debt.

During the fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At March 31, 2012, no receivables were factored.

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

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy™" technology.  The GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

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

In 2010, the Company became its own distributor in the U.S, contracting with 15 commissioned sales representatives.  During 2011, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and have begun to implement those plans targeting specific customers and locations in fiscal 2012.

Over the past 18 months, the Company entered into several sales agreements for the Calmare® device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

We earn revenue in two ways: retained royalties from licensing our clients' and our own technologies to our customer licensees, and sales of finished products.  We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

In 2011 the Company took greater control of the sales process, worldwide.  We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Denominator for basic net income (loss) per share, weighted average shares outstanding	14,752,251	13,826,055
Dilutive effect of common stock options	N/A	8,212
Dilutive Effect of Series C convertible preferred stock	N/A	632,520
Denominator for diluted net income (loss) per share, weighted average shares outstanding	14,752,251	14,466,787

Options to purchase 373,000 shares of our common stock outstanding at March 31, 2012 and 375 shares of convertible preferred stock at March 31, 2012 were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

In the quarter ended March 31, 2011, those options with exercise prices less than $1.28, (average market price for the period) if exercised, would have resulted in dilution using the treasury stock method.  At March 31, 2011 the Company had 280,000 outstanding options to purchase its common stock, of which only 30,000 options had an exercise price less than $1.28.  In addition, 750 shares of convertible preferred stock were outstanding at March 31, 2011, with the dilutive effect of 632,520 shares of common stock.

3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the three months ended March 31, 2012 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	March 31, 2012	December 31, 2011
Calmare® Sales Receivable	$ 102,850	$ 24,444
Other Receivable	9,165	18,027
Royalties, net of allowance of $101,154 at March 31, 2012 and December 31, 2011	-
Total receivables	$ 112,015	$ 42,471

5.

AVAILABLE-FOR-SALE AND EQUITY SECURITIES

The fair value of the equity securities we held were categorized as available-for-sale securities, were zero, consisted of shares in Security Innovation and Xion Pharmaceutical Corporation.  We own 223,317 shares of stock in the privately held Security Innovation, an independent provider of secure software located in Wilmington, MA.

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

Level 1 -

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability.

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

The Company classified the derivative liability of $88,960 and $66,176 at March 31, 2012 and December 31, 2011, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
Prepaid insurance	$ 855	$ 25,283
Travel and commission advances	35,500	35,500
Other	19,890	9,485
Prepaid expenses and other current assets	$ 56,245	$ 70,268

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2012	December 31, 2011
Property and equipment, gross	$ 247,647	$ 227,645
Accumulated depreciation and amortization	204,940	201,476
Property and equipment, net	$ 42,707	$ 26,169

Depreciation and amortization expense was $3,464 and $8,154 for the three months ended March 31, 2012, and 2011, respectively.

9.

ACCOUNTS PAYABLE, GENERAL

	March 31, 2012	December 31, 2011
Legal fees payable	$ 785,534	$ 733,858
Accounting fees payable	103,397	39,285
Consulting fees payable	225,024	110,515
Other payables	212,907	240,349
Accounts Payable, General	$ 1,326,862	$ 1,124,007

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2012	December 31, 2011
Royalties payable	$ 284,948	$ 210,169
Deferred compensation	8,089	-
Accrued accounting fees	65,502	93,529
Arbitration settlement payable	-	775,000
Other accrued liabilities	190,961	149,775
Accrued Expenses and Other Liabilities	$ 549,500	$ 1,228,473

Deferred revenue includes 12 and 16 training days which were purchased but not conducted during the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

11.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000.  That note was originally extended for an additional 30 days in March 2012.  The proceeds were used for general corporate purposes.  In January 2012, two additional notes were issued to borrow $50,000 each.  In April and May, 2012 additional notes totaling $125,000 were issued.  On May 10, 2012 all notes totaling $325,000 were combined into one note.  Note payable bears simple of interest at 6.00% per annum.  Principal amounts totaling $300,000 and $25,000 including all unpaid interest are due on July 2, 2012 and August 1, 2012, respectively.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  The convertible promissory note bears simple interest of 6.00% simple interest per annum and is payable monthly in advance. At any time on or after September 13, 2012 the holder of the note may elect by notice to the Company to convert this convertible promissory note into shares of Company’s common stock at the rate of $1.05 per share.

12.

SHAREHOLDERS’ INTEREST

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  During the three months ended March 31, 2012, the Company granted 70,000 options to directors which were fully vested upon granting.  Also, 10,000 previously granted options were forfeited during the quarter ended March 31, 2012.  All outstanding options have been fully expensed.

During the three months ended March 31, 2012, the Board of Directors extended the expiration dates for all options previously granted to two departing Board members in recognition for their service during the period of managerial transition.  Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 days following the Board members’ termination dates.  The Company considered the extension as a modification to the option agreements recording incremental compensation of $80,000 for the three months ended March 31, 2012.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions.

Three Months Ended March 31, 2012

Dividend yield (1)

  0.0%

Expected volatility (2)

86.7% - 87.1%

Risk-free interest rates (3)

  0.89%

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

During the three months ended March 31, 2012, the Company recognized expense of $58,630 for stock options issued to directors during the current period.   During the three months ended March 31, 2011, the Company recognized expense of $4,720, for stock options issued to employees.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  Dividends declared for the three months ended March 31, 2012 were $4,623.  At March 31, 2012, $14,075 dividends declared have not been paid, including the $4,623 declared in the current quarter, and are shown in accrued and other liabilities.

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

Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to the company.  However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement (see Note 13 for details).  Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

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

The Company recorded a convertible preferred stock derivative liability of $88,960, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at March 31, 2012, and $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2011.

The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2012 and December 31, 2011 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

13.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of March 31, 2012, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $425 and $345 of these obligations during the quarters ended March 31, 2012and March 31, 2011, respectively.

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

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor of its former CEO John B. Nano and granted Mr. Nano's application to confirm the award.  Following the decision, CTTC settled all disputes with its former Chairman and CEO, John B. Nano. Pursuant to the settlement, CTTC has released to Mr. Nano from escrow the $750,000 deposited by CTTC following Mr. Nano's application for a prejudgment remedy. CTTC paid an additional $25,000 as settlement of additional amounts of statutory interest.  These amounts ($775,000) had been accrued at December 31, 2011.  The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTTC nor Mr. Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTTC's payments to Mr. Nano were completed in the quarter ended March 31, 2012.

Unfair Trade Practices; U.S. District Court of Connecticut (case completed) – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief.  The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise.  The Company sought punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business.  The case was concluded in March 2012.  By the parties’ stipulation settling the matter, the defendant agreed to cease his posting of any statements on the Internet or publishing any statements elsewhere, orally or in writing, concerning CTTC, CTTC’s officers, directors, and employees, the Calmare device, Marineo (the inventor of the Calmare device), or any other person or entity in connection with their purchase or use of the Calmare device.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance.  When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements.  These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on April 16, 2012 and as amended on May 15, 2012, and other filings with the SEC, and are subject to change at any time.  Our actual results could differ materially from these forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement.

Overview

Competitive Technologies, Inc. ("CTTC") was incorporated in Delaware in 1971, succeeding an Illinois corporation which had incorporated in 1968.  CTTC and its majority owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions.  We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product.  They become our clients, for whom we find markets to sell or further develop or distribute their technology or product.  We also develop relationships with those who have a need or use for technologies or products.  They become our customers, usually through a license or sublicense, or distribution agreement.

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

In 2011 the Company took greater control of the sales process, worldwide.  We are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.  We record in Product sales, the total funds invoiced and received from customers and record the costs of the device as Cost of product sales, with Gross profit from product sales being the result.

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

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy™" technology.  The GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

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

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  In addition to the purchase of the 53 devices, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.

In 2010, the Company became its own distributor in the U.S, contracting with 15 commissioned sales representatives.  During 2011, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and have begun to implement those plans targeting specific customers and locations in fiscal 2012.

Over the past 18 months, the Company entered into several sales agreements for the Calmare® device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

Results of Operations – Three months ended March 31, 2012 vs. three months ended March 31, 2011

Summary of Results

We incurred a net loss of $795,000 or $0.05 per basic and diluted share for the three months ended March 31, 2012, compared to a nominal gain of $29,000 or $0.00 per basic and diluted share for the three months ended March 31, 2011.  As explained in detail below, the net loss reflects a decrease of $791,000 in gross profit from product sales, a decrease in other revenue of $28,000 and an increase in other expenses of $6,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended March 31, 2012, we recorded $330,000 in revenue from the sale and shipment of six Calmare® pain therapy medical devices; with a cost of product sales of $151,000.  In the three months ended March 31, 2011, we recorded $1,827,000 in gross revenue from the sale and shipment of 71 (63 internationally, 8 domestic) Calmare® pain therapy medical devices, with a cost of product sales of $857,000.

53 of the 71 medical devices sold in the quarter ended March 31, 2011 represent the sale to a new distributor of units the Company had brought back into inventory during the transition period ended December 31, 2010, following the cancellation of the earlier distribution agreement with Life Epistéme Group, srl.

Other Revenue

Gain on sale of rental assets for the three months ended March 31, 2011 of $35,000 represents the gain on the sale of one Calmare medical device to a customer that had previously rented the device from the Company.  No sale of a rental asset occurred in the three months ended March 31, 2012.

Retained royalties for the three months ended March 31, 2012, were $12,000, which was $1,000 or 9% more than the $11,000 of retained royalties reported in the three months ended March 31, 2011.

Investment income of $1,000 in the three months ended March 31, 2012 represents interest paid on the $750,000 restricted cash which was held in escrow per the legal case involving the former chief executive (See Note 13 for a discussion of that case).  No such income was received in the three months ended March 31, 2011.

Other income for the three months ended March 31, 2012, was $15,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($7,000) and rental income ($8,000) from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $8,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us was reported in the three months ended March 31, 2011.

Expenses

Total expenses were $1,003,000 in the three months ended March 31, 2012 compared to $997,000 in the three months ended March 31, 2011, an increase of $6,000.

Selling expenses were $87,000 in three months ended March 31, 2012, compared to $101,000 in the three months ended March 31, 2011. The decrease of $14,000 was due to a decrease of $5,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies and a decrease of $34,000 in commission expenses due to fewer sales of Calmare® devices, offset by an increase of $25,000 in patent and translation fees related to working with the inventor of the Calmare® device.

Personnel and consulting expenses were $331,000 in the three months ended March 31, 2012, as compared to $367,000 in the three months ended March 31, 2011, a reduction of $36,000 or 10%.

Personnel related expenses were $187,000 in the quarter ended March 31, 2012 as compared to $233,000 quarter ended March 31, 2011, a reduction of $46,000 primarily due to the departure of two employees in January 2012.  In addition, there were increased consulting fees ($10,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development.

General and administrative expenses were $552,000 in the three months ended March 31, 2012, an increase of $35,000, or 7% from $517,000 in the three months ended March 31, 2011.  The change is primarily due to decreases in legal fees ($101,000) associated with the legal activity relating to the former CEO challenging his termination for cause. In addition, there were increases in legal fees associated with other litigation ($20,000), increases in corporate legal expenses ($32,000); increases in directors' fees and expenses ($161,000, which includes $139,000 in stock option expense for directors); and increases in rent and associated expenses related to opening another office during the quarter ended March 31, 2011 ($5,000).  The increases were offset by decreases in investor and public relations expenses due primarily to the shift of emphasis in the duties of the investor relations/public relations consultant to management services ($14,000); decreases in audit and compliance expense primarily due to timing of activities ($21,000); a reduction in travel expenses ($19,000) due to fewer employees traveling in 2012; decreased insurance expenses ($1,000); decreases in marketing expenses ($9,000); decreases in supply expenses ($9,000); a reduction in banking fees, miscellaneous taxes and other fees ($4,000); and a reduced depreciation expense of ($5,000) due to having less property and equipment to depreciate.

Interest expense was essentially unchanged, $10,000 in the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Unrealized loss on derivative instruments The variable conversion feature related to the Company’s Series C Convertible Preferred Stock (“Series C”) creates an embedded derivative that is required to be recorded at fair value at each reporting period.  During the three months ended March 31, 2012, the Company recorded $23,000 loss related to the embedded derivative’s change in fair value, which was an increase of $20,000 from the $3,000 loss related to the embedded derivative’s change in fair value recorded in the three months ended March 31, 2011.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock.  At March 31, 2012, we had no outstanding long-term debt.

During the third quarter of fiscal 2011, we entered into a Factoring Agreement with Versant to accelerate receivable collection and manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At March 31, 2012, the Company had no factored receivables.

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

At March 31, 2012, the Company's balance sheet showed cash and cash equivalents of $2, 000.  This is compared to $28,000 cash and cash equivalents at December 31, 2011.  In addition, at December 31, 2011, the Company had $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO.  Those funds are no longer held in escrow, having been paid out as part of the settlement of that case during the quarter ended March 31, 2012 (See Note 13 for details regarding that case).  The net loss of $795,000 for the three months ended March 31, 2012 contained non-cash inflow of $165,000 and net cash inflow related to changes in assets and liabilities of $423,000, resulting in cash used in operations of $207,000.  During the three-month period ending March 31, 0212, the company issued notes payable to borrow $200,000 and issued 114,000 shares of common stock to pay down $128,000 in accrued liabilities.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company incurred operating losses for the pastfour quarters, having produced marginal net income in the first quarter of fiscal 2011, after having incurred operating losses each quarter since fiscal 2006.  During the three month periods ended March 31, 2012 and March 31, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The company does not have any significant individual cash or capital requirements in the budget going forward.  During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, issuing debt and /or equity, and / or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

All purchases under $1,000 are expensed.  We expect capital expenditures to be less than $50,000 in 2012.

Contractual Obligations and Contingencies

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

As of September 30, 2011, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $425 and 345 of these obligations during the quarters ended March 31, 2012 and March 31, 2011, respectively.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K /A for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)

Change in Internal Controls

During the period ending March 31, 2012, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I, Item 1, Note 13 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.

Risk Factors

We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.  Since September 2010, the Company has taken several actions that we believe will reduce the Company's risk.  These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended March 31, 2012.

Item 3.

Defaults Upon Senior Securities

None

Item 5.

Other Information

None.

Item 6.

Exhibits

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Executive Officer,

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

May 18, 2012

www.competitivetech.net

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files.