Form 10-Q
period 2012-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2012-08-21
CIK 102198

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of August 20, 2012 was 14,997,304 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$ 20,192	$ 28,485
Restricted cash	-	750,000
Receivables, net of allowance of $101,154 at June 30, 2012, and December 31, 2011	22,637	42,471
Inventory, finished goods	4,430,156	4,210,156
Prepaid expenses and other current assets	131,940	70,268
Total current assets	4,604,925	5,101,380

Property and equipment, net	38,455	26,169
Security deposits	17,275	17,275
TOTAL ASSETS	$ 4,660,655	$ 5,144,824

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,855,292	$ 1,124,007
Accounts payable, GEOMC	4,181,222	3,865,225
Accrued expenses and other liabilities	591,531	1,228,473
Notes payable	345,000	100,000
Deferred revenue	9,600	12,800
Derivative liability	75,059	66,176
Preferred stock liability	375,000	375,000
Total current liabilities	7,432,704	6,771,681

Long term – notes payable	225,000	-

Commitments and Contingencies
Shareholders’ interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 14,950,204 shares issued and outstanding at June 30, 2012 and 14,715,789 shares issued and outstanding at December 31, 2011	149,502	147,157
Capital in excess of par value	45,135,667	44,771,128
Accumulated deficit	(48,342,893)	(46,605,817)
Total shareholders’ interest (deficit)	(2,997,049)	(1,626,857)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,660,655	$ 5,144,824

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2012	June 30, 2011
Revenue
Product sales	$ 62,500	$ 311,220
Cost of product sales	45,220	122,120
Gross profit from product sales	17,280	189,100

Other Revenue
Retained royalties	51,979	5,247
Other income	7,990	10,228
Total other revenue	59,969	15,655

Expenses

Selling expenses	94,318	96,417
Personnel and consulting expenses	502,195	406,390
General and administrative expenses	423,726	996,844
Interest expense	12,782	10,374
Unrealized loss (gain) on derivative instrument	(13,901)	29,559
Total Expenses	1,019,120	1,539,584

Income (loss) before income taxes	(941,871)	(1,334,829)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (941,871)	$ (1,334,829)

Basic income (loss) per share	$ (0.06)	$ (0.10)

Basic weighted average number of common shares outstanding:	14,691,180	13,747,028

Diluted income (loss) per share	$ (0.06)	$ (0.10)

Diluted weighted average number of common shares outstanding:	14,691,180	13,747,028

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Revenue
Product sales	$ 392,246	$ 2,138,276
Cost of product sales	195,791	978,874
Gross profit from product sales	196,455	1,159,402

Other Revenue
Retained royalties	64,382	15,922
Gain on sale of rental asset	-	34,728
Investment income	1,497	-
Other income	22,694	21,139
Total other revenue	88,573	71,789

Expenses

Selling expenses	181,258	197,094
Personnel and consulting expenses	833,565	773,510
General and administrative expenses	976,105	1,513,482
Interest expense	22,295	19,990
Unrealized loss (gain) on derivative instrument	8,883	32,510
Total Expenses	2,022,106	2,536,586

Income (loss) before income taxes	(1,737076)	(1,305,395)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (1,737,076)	$ (1,305,395)

Basic income (loss) per share	$ (0.12)	$ (0.09)

Basic weighted average number of common shares outstanding:	14,802,436	13,862,274

Diluted income (loss) per share	$ (0.12)	$ (0.09)

Diluted weighted average number of common shares outstanding:	14,802,436	13,862,274

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Six Months Ended June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total shareholders’ interest(deficit)

Balance – December 31, 2011	2,427	$ 60,675	14,715,789	$ 147,157	$ 44,771,128	$ (46,605,817)	(1,626,857)

Net income (loss)	-	-	-	-	-	(1,737,076)	(1,737,076)

Common shares issued to settle accounts payable, general and accrued expenses	-	-	234,415	2,345	225,909	-	228,254

Compensation expense from stock option grants	-	-	-	-	138,630		138,630

Balance – June 30, 2012	2,427	$ 60,675	14,950,204	$ 149,502	$ 45,135,667	$ (48,342,893)	$ (2,997,049)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$ (1,737,076)	$ (1,305,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,454	13,490
Share-based compensation – stock options	138,630	60,773
Share-based compensation – common stock	-	17,800
Accrued stock contribution (directors stock exp)	-	7,717
Gains on sale of rental assets	-	(34,728)
Unrealized loss on derivative instrument	8,883	32,510
Changes in assets and liabilities:
Receivables	19,834	(102,775)
Restricted cash	750,000	-
Prepaid expenses and other current assets	(61,672)	(2,670)
Inventory	(220,000)	(2,220,227)
Accounts payable, accrued expenses and other liabilities	635,394	3,254,834
Net cash (used in) operating activities	(458,553)	(278,671)

Cash flows from investing activities:
Purchase of property and equipment	(19,740)	(14,415)
Proceeds from sale of rental asset	-	43,800
Increase in security deposits	-	(2,275)
Net cash provided by (used in) provided by investing activities	(19,740)	27,110

Cash flows from financing activities:
Proceeds from note payable	470,000	50,000
Repayment of note payable	-	(50,000)
Proceeds from exercise of stock options	-	10,050
Cash provided by financing activities	470,000	10,050

Net (decrease) in cash and cash equivalents	(8,293)	(241,511)
Cash and cash equivalents at beginning of period	28,485	557,018

Cash and cash equivalents at end of period	$ 20,192	$ 315,507

Supplemental Cash Flow Information
Cash paid for interest	$ 312	$ 10,932

Supplemental disclosure of non-cash transactions:

During June 2012, the Company issued 120,000 common shares at $0.8333 per share to settle $3,178 of accrued liabilities and to prepay $96,822 in legal expenses

During March 2012, the Company issued 100,000 common shares at $1.111 per share to settle $111,100 of accrued liabilities.

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

On November 15, 2010, the Board of Directors of CTTC approved a fiscal year-end change from July 31 to December 31, in order to align its fiscal periods with the calendar year.  We filed a Transitional Report on Form 10-Q for the two and five months ended December 31, 2010, and began a new fiscal year on January 1, 2011.  CTTC now files its quarterly and annual reports for fiscal years ending December 31.  CTTC’s annual report on Form 10-K for the fiscal year ended December 31, 2011 included separate audited financial statements for the five-month transitional period ended December 31, 2010.

These consolidated financial statements include the accounts of CTTC and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2012.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on April 16, 2012.

During the three and six months ended June 30, 2012, and the three and six months ended June 30, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices were 58% and 87% in the three and six months ended June 30, 2012, respectively,  and 98% and 99% in the three and six months ended June 30, 2011, respectively.  We continue to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two fiscal years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company incurred operating losses for the past four quarters, having produced marginal net income in the first quarter of 2011, after having incurred operating losses each quarter since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of calendar 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, including royalty legal awards, short term borrowing, and sales of common stock.  .

During the fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At June 30, 2012, no receivables were factored.

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the "Scrambler Therapy®" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology; the territorial rights were modified in the July 2012 amendment discussed below.  The "Scrambler Therapy®" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Professor Marineo and Delta.  That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy®" technology.  The GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

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

During 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC currently has international distribution agreements covering 21 countries, with other distribution agreements in various stages of negotiation.  In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Professor Marineo who will be managing such activities for the mutual benefit of the partners.  Professor Marineo will assume management responsibility for existing distribution agreements for countries outside the focus region of the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand, and the Company will retain a financial interest in those relationships.

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Denominator for basic net income (loss) per share, weighted average shares outstanding	14,802,436	14,691,180	13,747,028	13,862,274
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	14,802,436	14,691,180	13,747,028	13,862,274

Options to purchase 373,000 and 320,000 shares of our common stock outstanding at June 30, 2012 and 2011, respectively, and 375 shares of convertible preferred stock at June 30, 2012 and 2011, were not included in the computation of diluted net loss per share because they were anti-dilutive.

3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the six months ended June 30, 2012 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	June 30, 2012	December 31, 2011
Calmare® Sales Receivable	$ 13,246	$ 24,444
Other Receivable	9,391	18,027
Royalties, net of allowance of $101,154 at June 30, 2012 and December 31, 2011	-
Total receivables	$ 22,637	$ 42,471

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

The Company classified the derivative liability of $75,059 and $66,176 at June 30, 2012 and December 31, 2011, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Receivables, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2012	December 31, 2011
Prepaid insurance	$ 5,898	$ 25,283
Travel and commission advances	11,000	35,500
Prepaid legal fees	96,822	-
Other	18,220	9,485
Prepaid expenses and other current assets	$ 131,940	$ 70,268

In the quarter ended June 30, 2012, the Company issued 120,000 shares to prepay $100,000 in legal fees.  At June 30, 2012, expenses of $3,178 offset this prepayment and a prepayment of $96,822 remains.

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2012	December 31, 2011
Property and equipment, gross	196,134	227,645
Accumulated depreciation and amortization	157,679	201,476
Property and equipment, net	$ 38,455	$ 26,169

Depreciation and amortization expense was $3,990 and $7,454 for the three and six months ended June 30, 2012, and $5,336 and $13,490 for the three months ended June 30, 2011.

9.

ACCOUNTS PAYABLE, GENERAL

	June 30, 2012	December 31, 2011

Legal fees payable	$ 1,040,029	$ 733,858
Accounting fees payable	142,288	39,285
Consulting fees payable	457,935	110,515
Other payables	215,040	240,349
Accounts Payable, General	$ 1,855292	$ 1,124,007

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2012	December 31, 2011

Royalties payable	$ 301,523	$ 210,169
Accrued accounting fees	49,111	93,529
Arbitration settlement payable	-	775,000
Other accrued liabilities	240,897	149,775
Accrued Expenses and Other Liabilities	$ 591,531	$ 1,228,473

11.

DEFERRED REVENUE

Deferred revenue includes 12 and 16 training days which were purchased but not conducted during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

12.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000.  The proceeds were used for general corporate purposes.  That note was extended for an additional 30 days in March 2012, and was subsequently extended for an additional 165 days.  A conversion feature was added to the Note with the second extension.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2012.

In January 2012, two additional 90-day notes were issued to borrow $50,000 each.  The proceeds were used for general corporate purposes.  Those notes have been extended for an additional 130 and 128 days.  A conversion feature was added to these Notes with the extension.  The full amount of principal and 6.00% simple interest per annum are due in the quarter ended September 30, 2012.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  The full amount of principal was outstanding at June 30, 2012; 6.00% simple interest is payable monthly in advance.  These notes are classified as long term.

In April 2012, the Company issued a 90-day note payable to borrow $100,000.  That note was extended for an additional 60 days in July 2012.  The proceeds were used for general corporate purposes.  In May 2012 ($25,000) and June 2012 ($20,000), additional notes payable were issued for general corporate purposes.  The maturity dates were subsequently extended so that the full amount of principal and 6.00% simple interest per annum are due in the quarter ended September 30, 2012.  A conversion feature was added to the Note with the extension.

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.

At June 30, 2012, $445,000 of the outstanding were Notes payable to related parties; $345,000 to the chairman of our Board and $100,000 to another director.  Subsequent to June 30, 2012, an additional $325,000 was borrowed from our chairman.  The terms and conditions are the same:  6.00% simple interest per annum and principal are due in the quarter ended September 30, 2012 and the notes are convertible to common stock at any time on or after the effective date of the initial loan amount.

13.

SHAREHOLDERS’ INTEREST

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  During the three months and six months ended June 30, 2012, the Company granted 0 and 70,000 options, respectively, to directors which were fully vested upon granting.  Also, 10,000 previously granted options were forfeited during the six months ended June 30, 2012.  All outstanding options have been fully expensed.

During the three months ended March 31, 2012, the Board of Directors extended the expiration dates for all options previously granted to two departing Board members in recognition for their service during the period of managerial transition.  Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 days following the Board members’ termination dates.  The Company considered the extension as a modification to the option agreements recording incremental compensation of $0 and $80,000 for the three and six months ended June 30, 2012, respectively.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions.

Six Months Ended June 30, 2012
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

During the three and six months ended June 30, 2012, the Company recognized expense of $0 and $58,630 respectively for stock options issued to directors during the current period.   During the three and six months ended June 30, 2011, the Company recognized expense of $56,053 and $60,773, respectively, for stock options issued to employees and directors

On December 15, 2010 the Company issued a $400,000 promissory note.  The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada.  On December 30, 2010, 750 shares were issued.  The Company converted a $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.  These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 14 below for details.

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

Dividends declared for the three and six months ended June 30, 2012 were $4,675 and $4,623, respectively. At June 30, 2012, $18,750 dividends declared have not been paid, including the $4,675 declared in the current quarter, and are shown in other accrued liabilities.

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

Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to the company.  However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement (see Note 14 for details).  Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

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

The Company recorded a convertible preferred stock derivative liability of $75,059, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at June 30, 2012, and $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2011.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2012 and December 31, 2011 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

In July, 2012, the Company issued 47,100 shares of common stock related to an international financing program.

14.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2012, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $817 and $680 of these obligations during the six months ended June 30, 2012 and June 30, 2011, respectively.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  In July 2012, we closed this office and executed a lease termination agreement with the landlord.  A final payment of $15,000, which includes accrued rent payments, is due during the third quarter of 2012.

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

In May 2006, the U.S. Court of Appeals for the Second Circuit vacated the order of the district court enforcing the Secretary’s preliminary order of reinstatement and back pay.  The employee also filed a new SOX retaliation complaint with OSHA based on alleged black listing action by CTTC following his termination.  OSHA dismissed the complaint and the employee filed a request for a hearing by an ALJ. Ultimately, the employee voluntarily dismissed the appeal.

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit and filed his opening brief on May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC are due by August 29, 2012.  No date has been set for oral argument.

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

On September 23, 2010 the Company was served notice that John B. Nano, CTTC's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming we had breached Mr. Nano’s employment contract with us.  The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT.  In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, balance sheet.  The Company did not believe it was liable to the former Chairman, President and CEO, believing he was terminated for cause.  The case proceeded through the arbitration process.  The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length stating their positions.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance.  When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements.  These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on April 16, 2012, and other filings with the SEC, and are subject to change at any time.  Our actual results could differ materially from these forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement.

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

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the "Scrambler Therapy®" technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology; the territorial rights were modified in the July 2012 amendment discussed below.  The "Scrambler Therapy®" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Professor Marineo and Delta.  That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy®" technology.  The GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

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

During 2011, CTTC contracted a new Managing Director for International Business Development, to take more active control of its international sales.  CTTC currently has international distribution agreements covering 21 countries, with other distribution agreements in various stages of negotiation.  In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Professor Marineo who will be managing such activities for the mutual benefit of the partners.  Professor Marineo will assume management responsibility for existing distribution agreements for countries outside the focus region of the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand, and the Company will retain a financial interest in those relationships.

During the quarter ended March 31, 2011, CTTC negotiated a new distribution agreement with Life Episteme Italia ("LEI") for the countries of Italy and Malta.  As a part of that agreement, LEI purchased 53 of the 55 devices CTTC had taken back into inventory from LEG.  In addition to the purchase of the 53 devices, the distribution agreement with LEI contained quarterly and annual marketing and sales requirements which LEI must meet in order to retain continued exclusivity within LEI's territory.  The remaining two devices were donated to a children’s hospital in Italy.

In 2010, the Company became its own distributor in the U.S, contracting with 15 commissioned sales representatives.  During 2011, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and have begun to implement those plans targeting specific customers and locations in fiscal 2012.

Over the past 21 months, the Company entered into several sales agreements for the Calmare® device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements are generating revenue for the Company.

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

Results of Operations – Three months ended June 30, 2012 vs. three months ended June 30, 2011

Summary of Results

We incurred a net loss of $942,000 or $0.06 loss per basic and diluted share for the three months ended June 30, 2012, compared to a net loss of $1,335,000 or $0.10 loss per basic and diluted share for the three months ended June 30, 2011.  As explained in detail below, the net loss reflects a decrease of $248,000 in gross revenue, a decrease of $172,000 in gross profit from product sales and a decrease in other expenses of $521,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended June 30, 2012, we recorded $63,000 in revenue from the sale and shipment of one Calmare® pain therapy medical device; with a cost of product sales of $45,000, which included $8,000 in funding costs related to the factoring of government receivables.  In the three months ended June 30, 2011, we recorded $311,000 in gross revenue from the sale and shipment of 4 Calmare® pain therapy medical devices, with a cost of product sales of $122,000.

Other Revenue

Retained royalties for the three months ended June 30, 2012, were $52,000, which was $47,000 more than the $5,000 of retained royalties reported in the three months ended June 30, 2011.  This increase was primarily due to the timing of royalties earned for a technology related to genetically modified seeds which resulted in the entire royalty due for 2011 being paid in lump sum during the quarter ended June 30, 2012.

Other income for the three months ended June 30, 2012, was $8,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices and rental income from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $10,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us was reported in the three months ended June 30, 2011.

Expenses

Total expenses were $1,019,000 in the three months ended June 30, 2012 compared to $1,540,000 in the three months ended June 30, 2011, a decrease of $521,000.

Selling expenses were $94,000 in three months ended June 30, 2012, compared to $96,000 in the three months ended June 30, 2011. The decrease of $2,000 was due to a decrease of $32,000 in commission expenses due to fewer sales of Calmare® devices offset by an increase of $56,000 in patent and translation fees related to working with the inventor of the Calmare® device, an increase of $6,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, and an increase of $1,000 in foreign patent legal expenses.  Also in the three months ended June 30, 2011, the Company recognized a liability related to the sale of video compression patents of $33,000, which did not recur in 2012.

Personnel and consulting expenses were $502,000 in the three months ended June 30, 2012, as compared to $406,000 in the three months ended June 30, 2011, an increase of $96,000.

Personnel related expenses were $146,000 in the quarter ended June 30, 2012 as compared to $231,000 quarter ended June 30, 2011, a reduction of $85,000 primarily due to the departure of two employees in January 2012, and that of a third employee in June  2012.  There was no employee stock option expense in 2012 as all outstanding option expense was recorded in 2011.  The reduction in personnel related expenses was offset by increased consulting fees ($180,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development, as well as the ongoing work of the contracted insurance reimbursement specialists.

General and administrative expenses were $424,000 in the three months ended June 30, 2012, a decrease of $573,000, or 42% from $997,000 in the three months ended June 30, 2011.  The change is primarily due to decreases in legal fees ($397,000) associated with the legal activity relating to the former CEO challenging his termination for cause.  There were also decreases in directors' fees and expenses ($92,000) due to fewer meetings, changes in the makeup of the Board, and stock options and stock compensation awarded to directors in 2011 which did not recur in 2012; decreased travel and entertainment expenses ($20,000) due to fewer employees traveling in 2012; decreased marketing expenses ($69,000) due to the one-time nature of several expenses in 2011 that did not recur in 2011, including costs associated with development of a promotional video for TV and attendance at an international trade show in Europe; decreases in corporate legal expenses ($19,000); decreased audit and tax expenses ($14,000); decreases in supply expenses ($11,000); a reduction in banking fees, miscellaneous taxes and other fees ($14,000); and a reduced depreciation expense of ($1,000) due to having less property and equipment to depreciate.  These decreases were offset by increases in legal fees associated with other litigation ($36,000), increased public company expenses, primarily financing costs (8,000); increased bad debt expenses related to a former employee ($7,000); an increase ($7,000) due to bad debt expense recovery from 2011 which did not recur in 2012; increased insurance expenses ($4,000); and increases in rent and associated expenses related to opening another office during the quarter ended June 30, 2011 ($1,000).

Interest expense of $13,000 in the three months ended June 30, 2012, reflects an increase of $2,000 as compared to $11,000 the three months ended June 30, 2011, due to an increase in short term borrowing.

Results of Operations – Six months ended June 30, 2012 vs. six months ended June 30, 2011

Summary of Results

We incurred a net loss of $1,737,000 or $0.12 loss per basic and diluted share for the six months ended June 30, 2012, compared to a net loss of $1,305,000 or $0.09 loss per basic and diluted share for the six months ended June 30, 2011.  As explained in detail below, the net loss reflects a decrease of $1,746,000 in gross revenue, a decrease of $963,000 in gross profit from product sales and a decrease in other expenses of $515,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the six months ended June 30, 2012, we recorded $392,000 in revenue from the sale and shipment of seven Calmare® pain therapy medical devices; with a cost of product sales of $196,000, resulting in a gross profit of $196,000.  In the six months ended June 30, 2011, we recorded $2,138,000 in revenue from the sale and shipment of 77 (65 internationally, 12 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $979,000, and gross profit of 1,159,000.

53 of the 77 medical devices sold in the six months ended June 30, 2011 represent the sale to a new distributor of units the Company had brought back into inventory during the transition period ended December 31, 2010, following the cancellation of the earlier distribution agreement with Life Epistéme Group, srl.

Other Revenue

Retained royalties for the six months ended June 30, 2012, were $64,000, which was $48,000 more than the $16,000 of retained royalties reported in the six months ended June 30, 2011.  This increase was primarily due to the timing of royalties earned for a technology related to genetically modified seeds which resulted in the entire royalty due for 2011 being paid in lump sum during the six months ended June 30, 2012.

Other income for the six months ended June 30, 2012, was $23,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices and rental income from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $21,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us and the sale of supplies for use with our Calmare® devices was reported in the six months ended June 30, 2011.

Expenses

Total expenses were $2,022,000 in the six months ended June 30, 2012 compared to $2,537,000 in the six months ended June 30, 2011; a decrease of $515,000.

Selling expenses were $181,000 in six months ended June 30, 2012, compared to $197,000 in the six months ended June 30, 2011. The decrease of $16,000 was due to a decrease of $66,000 in commission expenses due to fewer sales of Calmare® devices which was offset by an increase of $2,000 in patent legal expenses and an increase of $81,000 in patent, trademark and translation fees related to working with the inventor of the Calmare® device.  Also in the six months ended June 30, 2011, the Company recognized a liability related to the sale of video compression patents of $33,000, which did not recur in 2012.

Personnel and consulting expenses were $834,000 in the six months ended June 30, 2012, as compared to $774,000 in the six months ended June 30, 2011, an increase of $60,000.  Personnel related expenses were $333,000 in the quarter ended June 30, 2012 as compared to $463,000 quarter ended June 30, 2011, a reduction of $130,000 primarily due to the departure of two employees in January 2012, and that of a third employee in June  2012.  There was no employee stock option expense in 2012 as all outstanding option expense was recorded in 2011.  The reduction in personnel related expenses was offset by increased consulting fees ($190,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development, as well as the ongoing work of the contracted insurance reimbursement specialists.

General and administrative expenses were $976,000 in the six months ended June 30, 2012, a decrease of $537,000, or 35% from $1,513,000 in the six months ended June 30, 2011.  The change is primarily due to decreases in legal fees ($498,000) associated with the legal activity relating to the former CEO challenging his termination for cause. In addition, there were decreases in travel expenses ($39,000) due to fewer employees traveling in 2012; decreased marketing expenses ($78,000) due to the one-time nature of several expenses in 2011 that did not recur in 2011, including costs associated with development of a promotional video for TV and attendance at an international trade show in Europe; decreased audit and tax expenses ($35,000); decreases in supply expenses primarily due to the expenses in 2011 of opening the North Carolina office which did not recur in 2012 ($19,000); decreased overall public company expenses ($7,000), primarily due to reduced investor relations and annual meeting costs ($13,000) offset by increased financing costs ($6,000); a reduction in banking fees, miscellaneous taxes and other fees and expenses ($10,000); and a reduced depreciation expense of ($6,000) due to having less property and equipment to depreciate.  In the six months ended June 30, 2011, there was a contribution expense of $7,000 related to a donation of two devices to a children’s hospital in Italy which did not recur in 2012.  These decreases were offset by increases in legal fees associated with other litigation ($56,000), increases in corporate legal expenses ($13,000); increases in directors' fees and expenses ($69,000) primarily due to the stock option expense related to the modification of option agreements for former directors; increased bad debt expenses related to a former employee ($7,000); an increase ($7,000) due to bad debt expense recovery from 2011 which did not recur in 2012; increased insurance expenses ($2,000); and increases in rent and associated expenses related to opening another office during the quarter ended June 30, 2011 ($7,000).

Interest expense of $22,000 in the six months ended June 30, 2012, reflects an increase of $2,000 as compared to $20,000 in the six months ended June 30, 2011, due to an increase in short term borrowing.

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

During the third quarter of fiscal 2011, we entered into a Factoring Agreement with Versant to accelerate receivable collection and manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At June 30, 2012, the Company had no factored receivables.

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

At June 30, 2012, the Company's balance sheet showed cash and cash equivalents of $20,000.  This is compared to $28,000 cash and cash equivalents at December 31, 2011.  In addition, at December 31, 2011, the Company had $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO.  Those funds are no longer held in escrow, having been paid out as part of the settlement of that case during the six months ended June 30, 2012 (See Note 14 for details regarding that case).  The net loss of $1,737,000 for the six months ended June 30, 2012 contained non-cash inflow of $155,000 and net cash inflow related to changes in assets and liabilities of $1,124,000, resulting in cash used in operations of $459,000.  During the six-month period ending June 30, 2012, the company issued notes payable to borrow $470,000 and issued 234,000 shares of common stock to pay down $131,000 in accrued liabilities, and to prepay $97,000 in expenses.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company incurred operating losses for the past four quarters, having produced marginal net income in the first quarter of fiscal 2011, after having incurred operating losses each quarter since fiscal 2006.  During the three and six month periods ended June 30, 2012 and June 30, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease average $27, 000 per year for the two-year term.  In July 2012, we closed this office and executed a lease termination agreement with the landlord.  A final payment of $15,000, which includes accrued rent payments, is due during the third quarter of 2012.

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

As of June 30, 2012, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $817 and $680 of these obligations during the six months ended June 30, 2012 and 2011, respectively.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)

Change in Internal Controls

During the period ending June 30, 2012, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I, Item 1, Note 14 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.

Risk Factors

We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Since September 2010, the Company has taken several actions that we believe will reduce the Company's risk.  These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended June 30, 2012.

Item 3.

Defaults Upon Senior Securities

None

Item 5.

Other Information

None.

Item 6.

Exhibits

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101*	Interactive Data Files.

* to be added by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Executive Officer,

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

August 20, 2012

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101*	Interactive Data Files.

* to be added by amendment

www.competitivetech.net