Form 10-Q/A
period 2012-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2012-09-14
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment no. 1

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

COMPETITIVE TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being amended to file the financial statements in the required XBRL format and correct one item in the cover page.  No other material change has been made to this report.

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

September 14, 2012

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