Form 10-Q
period 2012-09-30
COMPETITIVE TECHNOLOGIES INC
filed 2012-11-16
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of November 14, 2012 was 15,237,304 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$ 500	$ 28,485
Restricted cash	-	750,000
Receivables, net of allowance of $101,154 at September 30, 2012, and December 31, 2011	166,972	42,471
Inventory, finished goods	4,390,156	4,210,156
Prepaid expenses and other current assets	103,412	70,268
Total current assets	4,661,040	5,101,380

Property and equipment, net	30,356	26,169
Security deposits	15,000	17,275
TOTAL ASSETS	$ 4,706,396	$ 5,144,824

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,876,050	$ 1,124,007
Accounts payable, GEOMC	4,181,225	3,865,225
Accrued expenses and other liabilities	572,968	1,228,473
Notes payable	735,000	100,000
Deferred revenue	9,600	12,800
Derivative liability	90,493	66,176
Preferred stock liability	375,000	375,000
Total current liabilities	7,840,336	6,771,681

Long term – notes payable	225,000	-
TOTAL LIABILITIES	8,065,336	6,771,681
Commitments and Contingencies
Shareholders’ interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 15,237,304 shares issued and outstanding at September 30, 2012 and 14,715,789 shares issued and outstanding at December 31, 2011	152,373	147,157
Capital in excess of par value	45,367,796	44,771,128
Accumulated deficit	(48,939,784)	(46,605,817)
Total shareholders’ interest (deficit)	(3,358,940)	(1,626,857)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,706,396	$ 5,144,824

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Revenue
Product sales	$ 310,867	$ 1,198,230
Cost of product sales	100,134	504,988
Gross profit from product sales	210,733	693,242

Other Revenue
Retained royalties	5,955	4,322
Other income	16,634	9,486
Total other revenue	22,589	13,808

Expenses

Selling expenses	125,633	219,029
Personnel and consulting expenses	277,493	430,778
General and administrative expenses	393,023	601,055
Interest expense	18,628	9,002
Unrealized loss (gain) on derivative instrument	15,434	(15,149)
Total Expenses	830,211	1,244,715

Income (loss) before income taxes	(596,889)	(537,665)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (596,889)	$ (537,665)

Basic income (loss) per share	$ (0.04)	$ (0.04)

Basic weighted average number of common shares outstanding:	15,184,765	14,255,351

Diluted income (loss) per share	$ (0.04)	$ (0.04)

Diluted weighted average number of common shares outstanding:	15,184,765	14,255,351

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Revenue
Product sales	$ 703,113	$ 3,336,506
Cost of product sales	295,925	1,483,862
Gross profit from product sales	407,188	1,852,644

Other Revenue
Retained royalties	70,337	20,244
Gain on sale of rental asset	-	34,728
Investment income	1,496	-
Other income	39,327	30,625
Total other revenue	111,160	85,597

Expenses

Selling expenses	306,889	416,123
Personnel and consulting expenses	1,111,058	1,204,288
General and administrative expenses	1,369,128	2,114,537
Interest expense	40,923	28,992
Unrealized loss (gain) on derivative instrument	24,317	17,361
Total Expenses	2,852,315	3,781,301

Income (loss) before income taxes	(2,333,967)	(1,843,060)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (2,333,967)	$ (1,843,060)

Basic income (loss) per share	$ (0.16)	$ (0.13)

Basic weighted average number of common shares outstanding:	14,930,809	13,994,740

Diluted income (loss) per share	$ (0.16)	$ (0.13)

Diluted weighted average number of common shares outstanding:	14,930,809	13,994,740

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Nine Months Ended September 30, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total shareholders’ interest(deficit)

Balance – December 31, 2011	2,427	$ 60,675	14,715,789	$ 147,157	$ 44,771,128	$ (46,605,817)	(1,626,857)

Net income (loss)	-	-	-	-	-	(2,333,967)	(2,333,967)

Common shares issued to settle accounts payable, general and accrued expenses	-	-	474,415	4,745	423,509	-	428,254

Share based consulting fees – common stock			47,100	471	34,529	-	35,000

Compensation expense from stock option grants	-	-	-	-	138,630		138,630

Balance – September 30, 2012	2,427	$ 60,675	15,237,304	$ 152,373	$ 45,367,796	$ (48,939,784)	$ (3,358,940)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$ (2,333,967)	$ (1,843,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,995	17,400
Share-based compensation – stock options	138,630	67,639
Share-based consulting fees – common stock	35,000	17,800
Accrued stock contribution (directors stock expense)	-	7,717
Gains on sale of rental assets	-	(34,728)
Loss on disposal of property and equipment	4,817	-
Unrealized loss on derivative instrument	24,317	17,361
Changes in assets and liabilities:
Receivables	(124,501)	(336,188)
Due from factor	-	(465,000)
Restricted cash	750,000	-
Prepaid expenses and other current assets	40,358	5,369
Inventory	(180,000)	(2,500,227)
Accounts payable, accrued expenses and other liabilities	764,091	4,336,816
Net cash (used in) operating activities	(870,260)	(709,101)

Cash flows from investing activities:
Purchase of property and equipment	(20,000)	(14,685)
Proceeds from sale of rental asset	-	43,800
(Increase) / Decrease in security deposits	2,275	(2,275)
Net cash provided by (used in) provided by investing activities	(17,725)	26,840

Cash flows from financing activities:
Proceeds from note payable	1,125,000	200,000
Repayment of note payable	(265,000)	(50,000)
Proceeds from exercise of stock options	-	10,050
Cash provided by financing activities	860,000	160,050

Net (decrease) in cash and cash equivalents	(27,985)	(522,211)
Cash and cash equivalents at beginning of period	28,485	557,018

Cash and cash equivalents at end of period	$ 500	$ 34,807

Supplemental Cash Flow Information
Cash paid for interest	$ 4,559	$ 19,562

Supplemental disclosure of non-cash transactions:

During July 2012, the Company issued 240,000 common shares at $0.8333 per share to settle $200,000 of accrued liabilities.

During June 2012, the Company issued 120,000 common shares at $0.8333 per share to prepay $100,000  in legal expenses.

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

Competitive Technologies, Inc. ("CTTC") and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. ("VVI"), (collectively, "we" or "us") provide patent and technology licensing and commercialization services throughout the world, with concentrations in the U.S., Europe and Asia, with respect to a broad range of life and physical sciences, electronics, and nanotechnologies originally invented by individuals, corporations and universities.

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

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2012.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on April 16, 2012.

Subsequent to September 30, 2012, the Company entered into an employment agreement with a new President and Chief Executive Officer, Carl O’Connell, effective November 1, 2012.  The agreement was filed with the SEC on October 31, 2012.

During the three and nine months ended September 30, 2012, and the three and nine months ended September 30, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices were 93% and 86% in the three and nine months ended September 30, 2012, respectively, and 98% and 98% in the three and nine months ended September 30, 2011, respectively.  We continue to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two fiscal years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company incurred operating losses for the past six quarters, having produced marginal net income in the first quarter of 2011, after having incurred operating losses each quarter since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of calendar 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

During the fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At September 30, 2012, no receivables were factored.  Subsequent to September 30, 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The new Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months	Nine months	Three months	Nine months
	Ended September 30, 2012		Ended September 30, 2011
Denominator for basic net income (loss) per share, weighted average shares outstanding	15,184,765	14,930,809	14,255,351	13,994,740
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	15,184,765	14,930,809	14,255,351	13,994,740

Options to purchase 343,000 and 320,000 shares of our common stock outstanding at September 30, 2012 and 2011, respectively, and 375 shares of convertible preferred stock at September 30, 2012 and 2011, were not included in the computation of diluted net loss per share because they were anti-dilutive.

3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the nine months ended September 30, 2012 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	September 30, 2012	December 31, 2011
Calmare® Sales Receivable	$ 163,850	$ 24,444
Other Receivable	3,122	18,027
Royalties, net of allowance of $101,154 at September 30, 2012 and December 31, 2011	-	-
Total receivables	$ 166,972	$ 42,471

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 13) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability.

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

The Company classified the derivative liability of $90,493 and $66,176 at September 30, 2012 and December 31, 2011, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash and Cash Equivalents, Receivables, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
Prepaid insurance	$ 6,585	$ 25,283
Travel and commission advances	-	35,500
Prepaid legal fees	73,502	-
Other	23,325	9,485
Prepaid expenses and other current assets	$ 103,412	$ 70,268

In the quarter ended June 30, 2012, the Company issued 120,000 shares to prepay $100,000 in legal fees.  At September 30, 2012, expenses of $26,498 offset this prepayment and a prepayment of $73,502 remains.

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2012	December 31, 2011
Property and equipment, gross	189,631	227,645
Accumulated depreciation and amortization	159,275	201,476
Property and equipment, net	$ 30,356	$ 26,169

Depreciation and amortization expense was $3,541 and $10,995 for the three and nine months ended September 30, 2012, and $3,910 and $17,400 for the three and nine months ended September 30, 2011.

9.

ACCOUNTS PAYABLE, GENERAL

	September 30, 2012	December 31, 2011

Legal fees payable	$ 963,831	$ 733,858
Accounting fees payable	149,665	39,285
Consulting fees payable	522,846	110,515
Other payables	239,708	240,349
Accounts Payable, General	$ 1,876,050	$ 1,124,007

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2012	December 31, 2011

Royalties payable	$ 140,150	$ 210,169
Accrued accounting fees	56,110	93,529
Arbitration settlement payable	-	775,000
Accrued commissions payable	45,650	-
Customer deposits	20,000	-
Accrued consulting fees payable	102,723	-
Accrued other technology fees payable	24,821	24,821
Accrued professional fees payable	16,217	10,817
Accrued directors fees payable	-	53,338
Accrued interest payable	45,997	9,633
Other accrued liabilities	121,300	51,166
Accrued Expenses and Other Liabilities	$ 572,968	$ 1,228,473

11.

DEFERRED REVENUE

Deferred revenue includes 12 and 16 training days which were purchased but not conducted during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

12.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000.  Additional notes payable were issues in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); and in September 2012 ($15,000). The proceeds from these notes ($735,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date at a rate of $1.05 per share.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended December 31, 2012.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at September 30, 2012; 6.00% simple interest is payable monthly in advance.  These notes are classified as long term, with due dates in March, April and June of 2014.

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.

At September 30, 2012, $835,000 of the outstanding were Notes payable to related parties; $735,000 to the chairman of our Board and $100,000 to another director.  Subsequent to September 30, 2012, an additional $165,000 was borrowed from our chairman.  The terms and conditions are the same:  6.00% simple interest per annum and principal are due in the quarter ended December 31, 2012 and the notes are convertible to common stock at any time on or after the effective date of the initial loan amount.

13.

SHAREHOLDERS’ INTEREST

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  During the three months and nine months ended September 30, 2012, the Company granted 0 and 70,000 options, respectively, to directors which were fully vested upon granting.  Also, 30,000 and 40,000 previously granted options were forfeited during the three and nine months ended September 30, 2012, respectively.  All outstanding options have been fully expensed.

During the three months ended March 31, 2012, the Board of Directors extended the expiration dates for all options previously granted to two departing Board members in recognition for their service during the period of managerial transition.  Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 days following the Board members’ termination dates.  The Company considered the extension as a modification to the option agreements recording incremental compensation of $0 and $80,000 for the three and nine months ended September 30, 2012, respectively.

We estimated the fair value of each option on the grant date and the fair value of each modified option on the modification date using a Black-Scholes option-pricing model with the following weighted average assumptions.

Nine Months Ended September 30, 2012
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

During the three and nine months ended September 30, 2012, the Company recognized expense of $0 and $138,630 respectively for stock options issued to directors during the current period.   During the three and nine months ended September 30, 2011, the Company recognized expense of $6,866 and $67,639, respectively, for stock options issued to employees and directors

On December 15, 2010 the Company issued a $400,000 promissory note.  The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

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

Dividends declared for the three and nine months ended September 30, 2012 were $4,727 and $14,025, respectively. At September 30, 2012, $23,477 dividends declared have not been paid, including the $4,727 declared in the current quarter, and are shown in other accrued liabilities.

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

The Company recorded a convertible preferred stock derivative liability of $90,493, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at September 30, 2012, and $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2011.

The Company has classified the Series C Convertible Preferred Stock as a liability at September 30, 2012 and December 31, 2011 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

In July 2012, the Company issued 47,100 shares of common stock as consulting fees in connection with listing the Company’s common stock on the Frankfort Stock Exchange of Deutsche Borse (Entry Standard Segment).

14.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2012, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $489 and $1,306 of these obligations during the three and nine months ended September 30, 2012.  We recognized $180 and $860 of these obligations during the three and nine months ended September 30, 2011.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  In July 2012, we closed this office and executed a lease termination agreement with the landlord.  A final payment of $15,000, which includes accrued rent payments, is due during the fourth quarter of 2012.

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

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  Future action on this case pends.

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

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit and filed his opening brief on May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC were submitted in August 2012.  No date has been set for oral argument.

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

Sales of our Calmare® pain therapy medical device continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the "Scrambler Therapy"™ technology in 2007.  The Company's agreement with Giuseppe Marineo, the inventor of "Scrambler Therapy" technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented "Scrambler Therapy" technology; the territorial rights were modified in the July 2012 amendment discussed below.  The "Scrambler Therapy" technology is patented in Italy and applications for patents have been filed in the U.S. and internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Professor Marineo and Delta.  That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Professor Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare® pain therapy medical device, based on Prof. Marineo's "Scrambler Therapy"™ technology.  The GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

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

Results of Operations – Three months ended September 30, 2012 vs. three months ended September 30, 2011

Summary of Results

We incurred a net loss of $597,000 or $0.04 loss per basic and diluted share for the three months ended September 30, 2012, compared to a net loss of $538,000 or $0.04 loss per basic and diluted share for the three months ended September 30, 2011.  As explained in detail below, the net loss reflects a decrease of $887,000 in gross revenue, a decrease of $482,000 in gross profit from product sales and a decrease in other expenses of $415,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended September 30, 2012, we recorded $311,000 in revenue from the sale and shipment of four Calmare® pain therapy medical devices; with a cost of product sales of $100,000.  In the three months ended September 30, 2011, we recorded $1,198,000 in gross revenue from the sale and shipment of 22 Calmare® pain therapy medical devices, with a cost of product sales of $505,000.  The increase in the gross profit over the prior period is primarily due to the lower margins on sales to International and U.S. Government customers as compared with U.S commercial customers.  International and U.S. Government customers accounted for 61% of product sales in the quarter ended September 30, 2011 and 0% of product sales in the quarter ended September 30, 2012.

Other Revenue

Retained royalties for the three months ended September 30, 2012, were $6,000, which was $2,000 more than the $4,000 of retained royalties reported in the three months ended September 30, 2011.  .

Other income for the three months ended September 30, 2012, was $17,000 which included income earned  for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices and rental income from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $10,000 of other income rental income from customers who were renting Calmare® pain therapy medical devices from us was reported in the three months ended September 30, 2011.

Expenses

Total expenses were $830,000 in the three months ended September 30, 2012 compared to $1,245,000 in the three months ended September 30, 2011, a decrease of $415,000.

Selling expenses were $126,000 in three months ended September 30, 2012, compared to $219,000 in the three months ended September 30, 2011. The decrease of $93,000 was due to a decrease of $62,000 in commission expenses due to fewer sales of Calmare® devices combined with a decrease of $33,000 in domestic patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies, slightly offset by a $2,000 increase in the in patent, trademark and translation fees related to working with the inventor of the Calmare® device.

Personnel and consulting expenses were $277,000 in the three months ended September 30, 2012, as compared to $431,000 in the three months ended September 30, 2011, a decrease of $154,000.

Personnel related expenses were $112,000 in the quarter ended September 30, 2012 as compared to $242,000 quarter ended September 30, 2011, a reduction of $131,000 primarily due to the departure of two employees in January 2012, and that of a third employee in June  2012.  There was no employee stock option expense in 2012 as all outstanding option expense was recorded in 2011.  The reduction in personnel related expenses combined with decreased consulting fees ($23,000), primarily due to a reduction in the work and fees assigned to the contracted insurance reimbursement specialists.

General and administrative expenses were $393,000 in the three months ended September 30, 2012, a decrease of $208,000, or 35% from $601,000 in the three months ended September 30, 2011.  The change is primarily due to decreases in legal fees ($120,000) associated with the legal activity relating to the former CEO challenging his termination for cause, as well as reduced corporate legal expenses ($53,000).  There were also decreases in directors' fees and expenses ($16,000) due to fewer meetings, and changes in the makeup of the Board; decreased travel and entertainment expenses ($15,000) due to fewer employees traveling in 2012; decreased marketing expenses ($21,000) due to the one-time nature of several expenses in 2011 that did not recur in 2012; decreased audit and tax expenses ($25,000); decreases in postage and delivery expenses ($28,000); decreases in supply expenses ($9,000); and decreases in bank fees and maintenance expenses ($7,000).  These decreases were offset by increases in legal fees associated with other litigation ($36,000), increased public company expenses, primarily financing costs and stock listing fees ($29,000); increased taxes ($3,000); increased office-related fees and subscriptions ($6,000); increased insurance expenses ($5,000); increased bad debt expenses ($2,000) and a loss on disposal of fixed assets ($5,000) both related to the closing of the North Carolina office

Interest expense of $19,000 in the three months ended September 30, 2012, reflects an increase of $10,000 as compared to $9,000 the three months ended September 30, 2011, due to an increase in borrowing.

Unrealized loss on derivative instrument of $15,000 in three months ended September 30, 2012 as compared to the $15,000 gain recorded in the three months ended September 30, 2011, reflects the difference in the portion of the Class C Preferred stock which is based on changes in the price of the Company’s common shares at the end of each period (see Note 13 for a description).

Results of Operations – Nine months ended September 30, 2012 vs. nine months ended September 30, 2011

Summary of Results

We incurred a net loss of $2,334,000 or $0.16 loss per basic and diluted share for the nine months ended September 30, 2012, compared to a net loss of $1,843,000 or $0.13 loss per basic and diluted share for the nine months ended September 30, 2011.  As explained in detail below, the net loss reflects a decrease of $2,634,000 in gross revenue, a decrease of $1,446,000 in gross profit from product sales and a decrease in other expenses of $929,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the nine months ended September 30, 2012, we recorded $703,000 in revenue from the sale and shipment of eleven Calmare® pain therapy medical devices; with a cost of product sales of $296,000, resulting in a gross profit of $407,000.  In the nine months ended September 30, 2011, we recorded $3,337,000 in revenue from the sale and shipment of 100 (67 internationally, 33 domestic) Calmare® pain therapy medical devices; with a cost of product sales of $1,484,000, and gross profit of $1,853,000.  The increase in the gross profit over the prior period is primarily due to the lower margins on sales to International and U.S. Government customers as compared with U.S commercial customers. International and U.S. Government customers accounted for 64% of product sales in the nine months ended September 30, 2011 and 18% of product sales in the nine months ended September 30, 2012.

Fifty-three of the 100 medical devices sold in the nine months ended September 30, 2011 represent the sale to a new distributor of units the Company had brought back into inventory during the transition period ended December 31, 2010, following the cancellation of the earlier distribution agreement with Life Epistéme Group, srl.

Other Revenue

Retained royalties for the nine months ended September 30, 2012, were $70,000, which was $50,000 more than the $20,000 of retained royalties reported in the nine months ended September 30, 2011.  This increase was primarily due to the timing of royalties earned for a technology related to genetically modified seeds which resulted in the entire royalty due for 2011 being paid in lump sum during the nine months ended September 30, 2012.

Other income (including investment income) for the nine months ended September 30, 2012, was $41,000, including amounts earned for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices and rental income from customers who were renting Calmare® pain therapy medical devices from us.  Approximately $31,000 of other income consisting of rental income from customers who were renting Calmare® pain therapy medical devices from us and the sale of supplies for use with our Calmare® devices was reported in the nine months ended September 30, 2011.

Expenses

Total expenses were $2,852,000 in the nine months ended September 30, 2012 compared to $3,781,000 in the nine months ended September 30, 2011; a decrease of $929,000.

Selling expenses were $307,000 in nine months ended September 30, 2012, compared to $416,000 in the nine months ended September 30, 2011. The decrease of $109,000 was due to a decrease of $128,000 in commission expenses due to fewer sales of Calmare® devices by combined with a decrease of $31,000 in patent legal expenses which was offset by an increase of $83,000 in patent, trademark and translation fees related to working with the inventor of the Calmare® device.  Also in the nine months ended September 30, 2011, the Company recognized a liability related to the sale of video compression patents of $33,000, which did not recur in 2012.

Personnel and consulting expenses were $1,111,000 in the nine months ended September 30, 2012, as compared to $1,204,000 in the nine months ended September 30, 2011, a decrease of $93,000.  Personnel related expenses were $445,000 in the nine months ended September 30, 2012 as compared to $705,000 in the nine months ended September 30, 2011, a reduction of $260,000 primarily due to the departure of two employees in January 2012, and that of a third employee in June 2012.  There was no employee stock option expense in 2012 as all outstanding option expense was recorded in 2011.  The reduction in personnel related expenses was offset by increased consulting fees ($56,000), primarily due to work related to U.S. and Federal government sales of our Calmare® device, the management services of our current CEO, and the work of the contracted Managing Director for International Business Development, as well as increases ($111,000) in the ongoing work of the contracted insurance reimbursement specialists.

General and administrative expenses were $1,369,000 in the nine months ended September 30, 2012, a decrease of $746,000, or 35% from $2,115,000 in the nine months ended September 30, 2011.  The change is primarily due to decreases in legal fees ($618,000) associated with the legal activity relating to the former CEO challenging his termination for cause, as well as decreased corporate legal expenses ($40,000). In addition, there were decreases in travel expenses ($53,000) due to fewer employees traveling in 2012; decreased marketing expenses ($99,000) due to the one-time nature of several expenses in 2011 that did not recur in 2011, including costs associated with development of a promotional video for TV and attendance at an international trade show in Europe; decreased audit and tax expenses ($60,000); decreases in supply expenses primarily due to the expenses in 2011 of opening the North Carolina office which did not recur in 2012 ($28,000); reduced postage and delivery expenses ($32,000); a reduction in banking fees, miscellaneous taxes and other fees and expenses ($14,000); and a reduced depreciation expense of ($6,000) due to having less property and equipment to depreciate.  In the nine months ended September 30, 2011, there was a contribution expense of $7,000 related to a donation of two devices to a children’s hospital in Italy which did not recur in 2012.  These decreases were offset by increases in legal fees associated with other litigation ($92,000); increases in directors' fees and expenses ($54,000) primarily due to the stock option expense related to the modification of option agreements for former directors; increased public company expenses, primarily financing costs and stock listing fees ($23,000); increased insurance expenses ($7,000); increased rent and associated expenses related to opening another office during the nine months ended September 30, 2011 ($6,000); a loss on disposal of fixed assets related to the closing of the North Carolina office ($5,000); increased bad debt expenses related to a former employee and the closing of the North Carolina office ($10,000); an increase ($7,000) due to bad debt expense recovery from 2011 which did not recur in 2012;  an increase due to a restructuring charge that occurred in 2011 and did not recur in 2012 ($5,000), and increased taxes ($2,000)

Interest expense of $41,000 in the nine months ended September 30, 2012, reflects an increase of $12,000 as compared to $29,000 in the nine months ended September 30, 2011, due to an increase in borrowing.

Unrealized loss on derivative instrument of $24,000 in nine months ended September 30, 2012 as compared to the $17,000 loss recorded in the three months ended September 30, 2011, reflects the difference in the portion of the Class C Preferred stock which is based on changes in the price of the Company’s common shares at the end of each period (see Note 13 for a description).

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

During the third quarter of fiscal 2011, we entered into a Factoring Agreement with Versant to accelerate receivable collection and manage cash flow.  Under the Factoring Agreement the Company will sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tenders to Versant and Versant chooses to purchase, Versant will advance 75% of the face value to the Company, and will submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  At September 30, 2012, the Company had no factored receivables.  Subsequent to September 30, 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The new Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.

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

At September 30, 2012, the Company's balance sheet showed cash and cash equivalents of $1,000.  This is compared to $28,000 cash and cash equivalents at December 31, 2011.  In addition, at December 31, 2011, the Company had $750,000 of restricted cash held in escrow as a Prejudgment Remedy associated with the arbitration case involving our former Chairman, President and CEO.  Those funds are no longer held in escrow, having been paid out as part of the settlement of that case during the nine months ended September 30, 2012 (See Note 14 for details regarding that case).  The net loss of $2,334,000 for the nine months ended September 30, 2012 contained non-cash inflow of $179,000 and net cash inflow related to changes in assets and liabilities of $1,285,000, resulting in cash used in operations of $870,000.  During the nine-month period ending September 30, 2012, the company issued notes payable to borrow $1,125,000 and issued 474,415 shares of common stock to pay down $328,000 in accrued liabilities, and to prepay $74,000 in expenses.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company incurred operating losses for the past six quarters, having produced marginal net income in the first quarter of fiscal 2011, after having incurred operating losses each quarter since fiscal 2006.  During the three and nine month periods ended September 30, 2012 and September 30, 2011, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease average $27, 000 per year for the two-year term.  In July 2012, we closed this office and executed a lease termination agreement with the landlord.  A final payment of $15,000, which includes accrued rent payments, is due during the fourth quarter of 2012.

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

As of September 30, 2012, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $489 and $1,306 of these obligations during the three and nine months ended September 30, 2012.  We recognized $180 and $860 of these obligations during the three and nine months ended September 30, 2011

Critical Accounting Estimates

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

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)

Change in Internal Controls

During the period ending September 30, 2012, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities in the quarter ended September 30, 2012.

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

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Carl O’Connell

Carl O’Connell

Chief Executive Officer

and Authorized Signer

November 16, 2012

By /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

November 16, 2012

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