Form 10-Q/A
period 2012-09-30
COMPETITIVE TECHNOLOGIES INC
filed 2012-11-30
CIK 102198

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

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Nine Months Ended September 30, 2012

(Unaudited)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total shareholders’ interest(deficit)

Balance – December 31, 2011	2,427	$ 60,675	14,715,789	$ 147,157	$ 44,771,128	$ (46,605,817)	$ (1,626,857)

Net income (loss)	-	-	-	-	-	(2,333,967)	(2,333,967)

Common shares issued to settle accounts payable, general and accrued expenses	-	-	474,415	4,745	423,509	-	428,254

Share based consulting fees – common stock			47,100	471	34,529	-	35,000

Compensation expense from stock option grants	-	-	-	-	138,630		138,630

Balance – September 30, 2012	2,427	$ 60,675	15,237,304	$ 152,373	$ 45,367,796	$ (48,939,784)	$ (3,358,940)

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

November 30, 2012

By /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Financial Officer, Chief Accounting

Officer and Authorized Signer

November 30, 2012

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

www.competitivetech.net