Form 10-K
period 2012-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2013-05-31
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	OTCQX

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

Yes [ ] No [ x ]

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

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.76 as reported by the OTCQX Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012).

$ 10,115,947

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	16,354,804 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement was filed with the Securities and Exchange Commission on May 10, 2013.

Competitive Technologies, Inc.

TABLE OF CONTENTS

Part I

Forward-Looking Statements

4

Item 1.

Business

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosures

15

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

16

Item 6.

Selected Financial Data

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

57

Item 9A.

Controls and Procedures

57

Item 9B.

Other Information

58

Part III

Item 10.

Directors and Executive Officers and Corporate Governance

59

Item 11.

Executive Compensation

59

Item 12.

Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters

59

Item 13.

Certain Relationships and Related Transactions, and Director Independence

59

Item 14.

Principal Accounting Fees and Services

59

Part IV

Item 15.

Exhibits, Financial Statement Schedules

60

Signatures

61

Exhibit Index

62

PART I

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for  the year ended December 31, 2012, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 1. Business

Overview:

Competitive Technologies, Inc. ("CTTC") was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968.  CTTC and its subsidiary (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions.  We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product.  They become our clients, for whom we find markets to sell or further develop or distribute their technology or product.  We also develop relationships with those who have a need or use for technologies or products.  They become our customers, usually through a license or sublicense, distribution agreement, or sales contract.

We earn revenue in two ways: retained royalties from licensing our clients' and our own technologies to our customer licensees, and sales of finished products.  We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured.

Since 2011 the Company has controlled of the sales process for its Calmare® medical device.  We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.

Our revenue fluctuates due to fluctuations in the medical device market for our Calmare® pain therapy device as well as changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

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

The Company has incurred operating losses since fiscal 2006.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual cash or capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

Portfolio Acquisition and Maintenance

We continue to maintain relationships with universities and inventors, managing the clients, products and technologies we represent, as a premier technology commercialization and product distribution company.  The goal is to have a pipeline of technologies and distribution products that will generate a long-term recurring revenue stream.

We evaluate potential technologies based on the strength of the intellectual property, our ability to protect it, its life stage, further development time needed, compatibility with existing technology in our portfolio, marketability, market size, and potential profitability.

We evaluate potential products for distribution based on their capability to fulfill an unmet market need and/or social responsibility.  We focus on products that improve quality-of-life.  The goal is to acquire products for distribution that have a competitive advantage, proprietary know-how and/or regulatory approval.  We seek exclusive rights to manufacture, market and distribute the products.  Both products and technologies have the potential to produce different levels of revenue throughout the life of the agreement.  We regularly review the revenue potential of our product and technology portfolio to generate a long-term recurring revenue stream.

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

Revenue for 2012 primarily represented the sale of Calmare medical devices to either international distributors or end users in the United States.  It also includes rental income from situations where we rented Calmare medical devices to end-users in the United States

Product distribution.  We have established a business model for appropriate technologies that allows us to share in the profits of distribution.  Distribution terms are set in written agreements for products, and are generally signed for exclusive area parameters.

Sales of Inventory.  We currently maintain an inventory of our Calmare pain therapy medical device and we recognize revenue from the sale of inventory as devices are shipped to our customers.  The Calmare device is a technologically advanced solution for chronic pain management, which has been shown to be highly effective in the treatment of chemotherapy induced peripheral neuropathy (CIPN), drug-resistant cancer pain and chronic neuropathic pain including failed back surgery syndrome (FBSS), sciatic and lumbar pain, phantom limb syndrome, postherpetic neuralgia (PHN), brachial plexus neuropathy, and low back pain (LBP); having long-lasting effects -- an important benefit for both patients and their physicians.

Sales of our Calmare device continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007.  The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), the inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorized CTTC to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology; the territorial rights were modified in the July 2012 amendment discussed below.  The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013.  Applications for patents have been filed internationally as well and are pending approval.  The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Marineo and Delta.  That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare pain therapy medical device, based on Marineo's Scrambler Therapy technology.  This original GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners.  As agreed, Marineo will assume management responsibility for existing distribution agreements for countries outside the focus region.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with commissioned sales representatives to sell devices.  During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in 2012.  Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

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

In 2012, we had a significant concentration of revenue from our Calmare medical device.  We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream.  However, Calmare device was the only technology that produced revenue equal to or exceeding 15% of our total revenue in 2012 and in 2011.

We receive revenue from legal awards that result from successful patent enforcement actions and/or out of court settlements.  Such awards or settlements may be significant, are non-recurring and may include punitive damages, attorneys' fees, court costs and interest.  No such awards were received in 2012.

Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

•

Nano particle bone cement biomaterial with a broad range of potential applications, including dental, spinal and other orthopedic and trauma related applications, available for licensing for all applications;

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

Revenue from Foreign Sources

Revenue from foreign sources totaled approximately $30,000 in 2012; as compared to $1,645,000 in 2011.  Of the foreign sourced revenue received, $30,000 was from sources in the Middle East, while approximately $1,159,000 in 2011 was from sources in Europe.

Investments

From time to time we provide other forms of assistance and funding to certain development-stage companies to further develop specific technologies.

Employees

As of April 30, 2013, we employed the full-time equivalent of 5 people.  We also had independent consultants under contract to provide financial management services, business development services, and sales management services.  In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology and other needs.

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

We derived more than 85% of our total revenue in 2012 from one technology.

Total revenue consists of revenue from product sales, gain on sales of rental assets, retained royalties, and other income.  We derived approximately $913,000, or 85%, of 2012 revenue from sales of our Calmare pain therapy medical device technology.  An additional 5% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.  A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant individual capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

We rely on our customers for revenue.  Development of new products utilizing our technologies involves risk.  Many technologies do not become commercially profitable products despite extensive development efforts.  Our license agreements do not require customers to advise us of problems they encounter in development of commercial products, and usually treat such information as confidential.  Their failure to resolve problems may result in a material adverse effect on our operating results and financial condition.

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

Developing new products and creating effective commercialization strategies for technologies are subject to inherent risks that include unanticipated delays, unrecoverable expenses, technical problem, and the possibility that development funds will be insufficient.  The occurrence of any one or more of these risks could cause us to abandon or substantially change our technology commercialization strategy.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the training staff in Charlotte, NC.  Obligations under this lease average $27,000 per year for the two-year term.  In July 2012, the Company closed the North Carolina office and agreed to pay the landlord $15,000.  At December 31, 2012, $11,000 of that obligation, which included past due rental payments, was outstanding, in accounts payable.

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

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  The company has begun collecting unpaid amounts from various obligated companies.

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

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit and filed his opening brief on May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC were submitted in August 2012.  In March 2013, the U.S Court of Appeals for the Second Circuit upheld the ARB’s decision dismissing the former employee’s complaint and denied the employee’s appeal from that order.  In April 2013, the Second Circuit terminated proceedings in that court.

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

Year Ended December 31, 2012			Year Ended December 31, 2011
	High	Low		High	Low
First Quarter	$1.29	$1.01	First Quarter	$1.75	$0.92
Second Quarter	$1.24	$0.70	Second Quarter	$1.95	$1.25
Third Quarter	$1.04	$0.44	Third Quarter	$1.87	$1.02
Fourth Quarter	$0.77	$0.35	Fourth Quarter	$2.00	$1.01

Holders of Common Stock.  At April 26, 2013, there were 474 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2012.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					-

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$ 2.82	57,000	-	57,000	-
2000 Directors’ Stock Option Plan	$ 1.57	150,000	-	150,000	-
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$ 1.45	110,000	-	110,000	890,000

Issuer Repurchases of Equity Securities

None.

COMPETITIVE TECHNOLOGIES, INC.

Item 6. Selected Financial Data (1) (2)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Five Months Ended December 31, 2010	Year Ended July 31, 2010	Year Ended July 31, 2009
Statement of Operations Summary:
Total revenues (3)	$ 1,069,713	$ 3,444,761	$ 187,742	$ 2,009,682	$ 348,240
Net income (loss) (3) (4)	$ (3,004,097)	$ (3,595,764)	$ (2,407,544)	$ (2,708,534)	$ (3,479,824)
Net income (loss) per share:
Basic	$ (0.20)	$ (0.26)	$ (0.18)	$ (0.25)	$ (0.40)
Assuming dilution	$ (0.20)	$ (0.26)	$ (0.18)	$ (0.25)	$ (0.40)
Weighted average number of common shares outstanding:
Basic	15,007,852	14,115,651	13,824,944	10,832,043	8,740,419
Assuming dilution	15,007,852	14,115,651	13,824,944	10,832,043	8,740,419

Year-end Balance Sheet Summary:	At December 31,			At July 31,
	2012	2011	2010	2010	2009
Cash and cash equivalents	$ 74,322	$ 28,485	$ 557,018	$ 907,484	$ 752,071
Total assets	4,771,387	5,144,824	3,195,543	4,949,923	1,401,491
Total long-term obligations	-	-	-	66,369	81,418
Total shareholders' interest (deficit)	(4,029,070)	(1,626,857)	651,360	2,608,502	285,168

(1)

This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto.  All amounts in these notes are rounded to thousands.

(2)

No cash dividends were declared or paid in any year presented.

(3)

Year ended December 31, 2012, year ended December 31, 2011, five months ended December 31, 2010 and year ended July 31, 2010 include $913,000, $3,329,000, $164,000, and $1,941,000, respectively, from sales of our pain therapy medical device.

(4)

Year ended December 31, 2012, year ended December 31, 2011, five months ended December 31, 2010 and year ended July 31, 2010 includes $366,000, $1,464,000, $28,000 and $516,000, respectively, of cost of sales for our pain therapy medical device.  Year ended December 31, 2011 includes $775,000 accrued for legal settlement with former CEO.  Year ended July 31, 2009 includes $400,000 insurance recovery in settlement of our legal action against Federal Insurance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for  the year ended December 31, 2012, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Competitive Technologies, Inc. ("CTTC") was incorporated in Delaware in 1971, succeeding an Illinois corporation which had incorporated in 1968.  CTTC and its majority owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions.  We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product.  They become our clients, for whom we find markets to sell or further develop or distribute their technology or product.  We also develop relationships with those who have a need or use for technologies or products.  They become our customers, usually through a license or sublicense, distribution agreement or sales contract.

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

Since 2011 the Company has controlled the sales process for its Calmare® medical device.  We are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.  We record in product sales, the total funds earned from customers and record the costs of the device as cost of product sales, with gross profit from product sales being the result.

Sales of our Calmare device continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007.  The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), the inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorizes CTTC to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology; the territorial rights were modified in the July 2012 amendment discussed below.  The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013.  Applications for patents have been filed internationally as well and are pending approval.  The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Marineo and Delta.  That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. ("GEOMC", formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare pain therapy medical device, based on Marineo's Scrambler Therapy technology.  This original GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners.  As agreed, Marineo will assume management responsibility for existing distribution agreements for countries outside the focus region and the Company will retain a financial interest in those relationships.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with 15 commissioned sales representatives.  During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in 2012.  Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

Reliance on one revenue source. In 2012, we had a significant concentration of revenue from our pain therapy medical device technology.  We continue to seek revenue from new and existing technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.

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

Results of Operations - 2012 vs. 2011

Summary of Results

We incurred a net loss of $3,004,000 or $0.20 per share per basic and diluted share for 2012, compared to a net loss of $3,596,000 or $0.26 per share per basic and diluted share for 2011.  As explained in detail below, the net loss reflects a decrease of $2,375,000 in gross revenue, a decrease of $1,318,000 in gross profit from product sales and a decrease in other expenses of $1,869,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In 2012, we recorded $913,000 in revenue from the sale and shipment of 12 (1 internationally, 11 domestic) Calmare pain therapy medical devices; with a cost of product sales of $366,000. We recorded $3,329,000 in revenue from the sale and shipment of 101 (71 internationally, 30 domestic) Calmare pain therapy medical devices; with a cost of product sales of $1,464,000 in 2011.

Fifty-three of the 101 medical devices sold in 2011 represent the sale to a new distributor of units the Company had brought back into inventory during the five-month transition period ended December 31, 2010, following the cancellation of an earlier distribution agreement.

Other Revenue

Retained royalties for 2012 were $106,000 as compared to $47,000 reported in 2011, an increase of $59,000 or 126%, due largely to the recording of royalty revenue from one technology.

Gain on sale of rental assets for 2011, $35,000 was recorded for the conversion of a rental contract for one Calmare device into an outright sale of the device.  There were no such conversions of rental contracts to device sales in 2012.

Other income for 2012 was $51,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare devices ($18,000) ,  rental income ($32,000) from customers who were renting Calmare pain therapy medical devices from us and interest income ($1,000).  In 2011, other income from these sources totaled $35,000; $19,000 for training and sales of supplies and $16,000 for rental income.

Other expenses

	2012	2011	Increase (Decrease)	% Increase (Decrease)
Selling Expenses	$ 391,000	$ 518,000	$ (127,000)	(25)
Personnel and consulting expenses	1,420,000	1,605,000	(185,000)	(12)
General and administrative expenses	1,750,000	3,409,000	(1,659,000)	(49)
Bad debt expense (recovery)	10,000	(7,000)	17,000	243
Interest expense	83,000	36,000	47,000	130
Unrealized loss on derivative instrument	54,000	16,000	38,000	238
Total other expenses	$ 3,708,000	$ 5,577,000	$ (1,869,000)	(34)

Total other expenses decreased $1,869,000 in 2012 or 34% over fiscal 2011.

Selling expenses decreased a net $127,000 in 2012 compared to 2011.  The decrease was primarily due to a decrease of $70,000 in commission expenses, reflecting decreased sales of the Calmare device; a decrease of $74,000 in domestic patent legal expenses due to reduced activity regarding the unresolved homocysteine patent dispute as well as reduced activity related to the joint venture with XION Corporation to develop melanocortin technologies, offset by an increase of $50,000 in patent and translation fees related to working with the inventor of the Calmare® device.  In addition, in 2011 a liability ($33,000) for the sale of video compression patents at auction was recorded; that liability did not recur in 2012.

Personnel and consulting expenses decreased $185,000 in fiscal 2012, as compared with fiscal 2011.  Personnel and related benefit expenses were lower ($328,000), reflecting a reduction in the staff size from seven (7) at the end of December 31, 2011 to four (4) at May 31, 2012, and five (5) at year end, offset slightly by the November 1, 2012 hire of a new CEO.  Consulting expenses were higher in 2012 ($143,000), due to the use of consultants for international sales management services and consulting services related to insurance reimbursement -- both public and private -- for patient treatments with our Calmare medical device.

General and administrative expenses decreased a net $1,659,000 or 49% in fiscal 2012 as compared to fiscal 2011.  This reduction reflected increased corporate litigation expenses ($89,000) related to increased activity on the OSHA case pursued by a former employee; increased directors’ stock option compensation ($87,000) primarily due to the stock option expense related to the modification of option agreements for former directors; increased financing charges ($56,000) related to stock listings and factoring agreements; increased taxes and miscellaneous fees ($14,000); increased directors’ travel-related expenses ($7,000); increased liability insurance for officers and directors ($4,000) and others ($12,000); and higher equipment rental expense ($3,000).  The increases were offset by reductions in legal fees for litigation ($1,469,000), primarily for the case involving the former CEO which was closed in January of 2012; reductions in marketing expenses ($106,000) since expenses incurred in 2011 for International trade shows, making a promotional video and marketing rebates to customers did not recur in 2012; reduced corporate legal expenses reflecting the 2011 expenses for a case involving false information postings to stock message boards and for legal responses to SEC inquiries which did not recur in 2012 ($92,000); reduced travel ($64,000) with fewer employees traveling; reduced audit and tax preparation expense ($60,000); reduced postage and delivery expenses ($38,000); reduced supplies and equipment expenses ($34,000); reduced directors’ fees ($30,000) due to fewer meetings and modifications to the compensation schedule; reduced dues, fees and maintenance expenses ($20,000); reduced directors’ stock compensation expense ($4,000); reduced investor and public relations expenses ($4,000), and other miscellaneous reductions ($10,000).

Bad debt expense consisted of $10,000 related to waiving of repayment of a travel advance for a former employee in 2012.  In 2011, $7,000 of bad debt expense from a prior year was recovered.

Interest expense was greater in 2012 ($83,000) than in 2011($36,000) due to promissory notes that did not exist in fiscal.

Unrealized loss on derivative instruments The variable conversion feature related to the Company’s Series C Convertible Preferred Stock (“Series C”) creates an embedded derivative that is required to be recorded at fair value at each reporting period.  During the year ended December 31, 2012, the Company recorded a $54,000 loss related to the embedded derivative’s change in fair value as compared to the $16,000 loss in 2011.

In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.  In the year ended December 31, 2012 and in the year ended December 31, 2011, we incurred a loss but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years.  Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero.  In fiscal 2012 and fiscal 2011, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset.  We did not show a benefit for income taxes.  We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized.  We have substantial federal and state NOLs and to use against future regular taxable income.  In addition, we can use our NOLs to reduce our future AMT liability.  A significant portion of the remaining NOLs at December 31, 2012, approximately $4,196,000, was derived from income tax deductions related to the stock options exercises.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

At December 31, 2012 and December 31, 2011 we had no unrecognized tax benefits.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, to market and sell those new technologies or products, and to protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards.  At December 31, 2012, we had outstanding debt, in the form of promissory notes totaling $1,535,000.

The Company has incurred operating losses since fiscal 2006.  During fiscal 2012, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The company does not have any significant capital requirements in the budget going forward.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

During 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The new Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At December 31, 2012, the Company had one factored account and LSQ had over-advanced the Company $80,000, of which approximately $77,500, including fees and expenses, remained outstanding at year end.

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

At December 31, 2012, cash was $74,000, compared to $29,000 at December 31, 2011.  In addition, at December 31, 2011, $750,000 in restricted cash was set aside in escrow pending the outcome of the arbitration involving the former CEO.  That $750,000 was paid out in the settlement of the case in January 2012 (See Item 3. Legal Proceedings.)  The fiscal 2012 loss of $3,004,000 contained non-cash charges of $264,000 and increases in assets and liabilities of $1,369,000 resulted in cash used in operations of $1,371,000.  Net cash flows from investing activities included $18,000 used, primarily to purchase rental assets.  Net cash flows provided by financing activities include  net proceeds of $1,435,000 primarily from the issuance of notes payable.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2012, we had aggregate federal net operating loss carryforwards of approximately $36,573,000, which expire at various times through 2032.  A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability.  We also have state net operating loss carryforwards of approximately $35,014,000 that expire through 2032.

A significant portion of the NOLs remaining at December 31, 2012, approximately $4,196,000, was derived from income tax deductions related to the exercise of stock options.

Funding and Capital Requirements

Equity Financing

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of December 31, 2012 dividends declared were $46,949, of which $18,750 were declared during the year ended December 31, 2012 and $28,202 have not been paid and are shown in accrued and other liabilities at December 31, 2012.

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

The Company recorded a convertible preferred stock derivative liability of $119,922 and $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2012 and 2011, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2012 and 2011 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

On November 22, 2011, the Company entered into a private placement for up to 420,000 shares of restricted common stock, later amended to allow the placement of up to 450,000 shares.  As of December 31, 2011, the Company had received $525,625 for the sale of 389,352 shares of common stock, and several small transactions, totaling approximately 7,000 shares remained incomplete at year end, and were completed during the first quarter of 2012.  At December 31, 2011, and at December 31, 2012, an additional 53,500 shares remained available for sale per the Board Resolution.  The proceeds of the stock sale went toward funding operations during the quarter, traditionally a slower sales period for medical devices.

At the Company’s Annual Meeting held on May 24, 2012, the stockholders voted to increase the number of authorized shares of the Company’s common stock by amending Article FOURTH of the Certificate of Incorporation filed with the Office of the Secretary of State of Delaware to read as follows:

The total number of shares of stock of all classes of stock which the Corporation shall have authority to issue is 40,035,920 shares, of which 35,920 shares, with a par value of $25.00 each, are to be Preferred Stock, and 40,000,000 shares, with a par value of $.01 each, are to be common stock.

Subsequent to December 31, 2012, the Company entered into an Equity Purchase Agreement with Southridge Partners II, L.P. (“Southridge”).  Under the terms of the Purchase Agreement, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares").  During the two year term of the Purchase Agreement, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares.  Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares.  Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding.  Additionally, Southridge may not execute any short sales of the Company's common stock.

Subsequent to December 31, 2012, the Company has issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

Debt Financing

In December 2011, the Company issued a 90-day note payable to borrow $100,000.  Additional notes payable were issued in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); and in December 2012 ($280,000). The proceeds from these notes ($1,210,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at December 31, 2012; 6.00% simple interest is payable monthly in advance.  These notes are classified as long term, with due dates in March, April and June of 2014.

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.

At December 31, 2012, $1,410,000 of the outstanding were Notes payable to related parties; $1,310,000 to the chairman of our Board and $100,000 to another director.  Subsequent to December 31, 2012, an additional $1,005,000 was borrowed from our chairman.  The terms and conditions are the same:  6.00% simple interest per annum and principal are due in the quarter ended September 30, 2013 and the notes are convertible to common stock at any time on or after the effective date of the initial loan amount.

Capital requirements

The Company incurred operating losses for 2012 and 2011.  In 2012 and 2011, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For 2013, we expect our capital expenditures to be less than $100,000.

General

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our debt or equity financing.  To achieve and sustain profitability, we must increase the number of customers and/or distributors for our products, broaden the base of technologies for distribution, license technologies with sufficient current and long-term revenue streams, and add new licenses.  Obtaining rights to new technologies, granting rights to licensees and distributors, enforcing intellectual property rights, and collecting revenue are subject to many factors, some of which are beyond our control.  Should we be unsuccessful in these efforts, the combination of our cash on hand and revenue from executing our strategic plan may need to be supplemented by issuing debt or equity to meet our obligations of current and anticipated operating cash requirements beyond third quarter fiscal 2013.

Contractual Obligations and Contingencies

At December 31, 2012, our contractual obligations were:

Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent (1)	$ 67,000	$ 67,000	$ -	$ -	$ -

(1)

The current lease expires November 30, 2013, so the existing obligation is for 11 months in 2013.  Renewal of the lease is currently being negotiated.

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

We have engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nano particle bone biomaterial patents, among other assets and/or securities.  The Company would pay Lafferty a 10% finder's fee in the event an acquisition partner is found, which Management has deemed to be an immaterial and contingent obligation.

As of December 31, 2012, CTTC and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC recorded expenses reducing that obligation of $70 in the year ended December 31, 2012, and $33,148 in the year ended December 31, 201.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognize these obligations only if we receive revenues related to the grant funds.  We recognized approximately $1,749 in the year ended December 31, 2012 and $1,387 in the year ended December 31, 2011.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires that we make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses for the reporting period, and related disclosures.  We base our estimates on information available at the time, and assumptions we believe are reasonable.  By their nature, estimates, assumptions and judgments are subject to change at any time, and may depend on factors we cannot control.  As a result, if future events differ from our estimates, assumptions and judgments, we may need to adjust or revise them in later periods.

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

We had no related party transactions for the years ended December 31, 2012 and December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Description

Page

Report of Independent Registered Public Accounting Firm

29

Consolidated Balance Sheets

30

Consolidated Statements of Operations

31

Consolidated Statements of Changes in Shareholders’ Interest (Deficit)

32

Consolidated Statements of Cash Flows

33-34

Notes to Consolidated Financial Statements

35-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Competitive Technologies, Inc.

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ interest (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiary at December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 1, at December 31, 2012, the Company has incurred operating losses since fiscal year 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York

May 31, 2013

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$ 74,322	$ 28,485
Restricted Cash	-	750,000
Receivables, net of allowance of $101,154 at December 31, 2012 and 2011	216,365	42,471
Inventory	4,360,156	4,210,156
Prepaid expenses and other current assets	78,727	70,268
Total current assets	4,729,570	5,101,380
Security Deposits	15,000	17,275
Property and equipment, net	26,817	26,169

TOTAL ASSETS	$ 4,771,387	$ 5,144,824

LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)
Current Liabilities:
Accounts payable	$ 1,806,346	$ 1,124,007
Accounts payable, GEOMC	4,181,225	3,865,225
Accrued expenses and other liabilities	773,364	1,228,473
Notes payable	1,310,000	100,000
Deferred revenue	9,600	12,800
Derivative liability	119,922	66,176
Preferred stock liability	375,000	375,000
Total current liabilities	8,575,457	6,771,681

Long term notes payable	225,000

Commitments and contingencies
Shareholders' interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 and 20,000,000 shares authorized at December 31, 2012 and 2011 respectively, 15,237,304 shares issued and outstanding at December 31, 2012 and 14,715,789 shares issued and outstanding at December 31, 2011	152,373	147,157
Capital in excess of par value	45,367,796	44,771,128
Accumulated deficit	(49,609,914)	(46,605,817)

Total shareholders’ interest (deficit)	(4,029,070)	(1,626,857)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,771,387	$ 5,144,824

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31, 2012	Year ended December 31, 2011
Revenue
Product sales	$ 912,548	$ 3,328,756
Cost of product sales	366,409	1,464,205
Gross profit from product sales	546,139	1,864,551

Other Revenue
Gain on sale of rental asset	-	34,728
Retained royalties	105,850	46,637
Other income	51,315	34,640
Total other revenue	157,165	116,005

Expenses
Selling expenses	391,435	517,865
Personnel and consulting expenses	1,419,887	1,604,661
General and administrative expenses	1,759,777	3,401,826
Interest expense	82,557	36,211
Unrealized loss on derivative instrument	53,745	15,757
Total Expenses	3,707,401	5,576,320

Income (loss) before income taxes	(3,004,097)	(3,595,764)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (3,004,097)	$ (3,595,764)

Basic income (loss) per share	$ (0.20)	$ (0.26)

Basic weighted average number of common shares outstanding:	15,007,852	14,115,651

Diluted income (loss) per share	$ (0.20)	$ (0.26)

Diluted weighted average number of common shares outstanding:	15,007,852	14,115,651

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Interest (Deficit)

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Receivable From Crisnic	Accumulated deficit	Total Shareholders’ Interest (Deficit)
Balance – January 1, 2011	2,427	$60,675	13,824,944	$138,249	$43,484,989	$(22,500)	$(43,010,053)	$651,360
Net loss	-	-	-	-	-	-	(3,595,764)	(3,595,764)
Exercise of stock options	-	-	10,000	100	9,950	-	-	10,050
Stock option compensation expense	-	-	-	-	67,639	-	-	67,639
Return of shares issued to Crisnic	-	-	(25,000)	(250)	(22,250)	22,500	-	-
Common shares issued to settle accounts payable and accrued expenses	-	-	175,000	1,750	215,100	-	-	216,850
Conversion of Class C Convertible Preferred Stock	-	-	315,126	3,151	453,782	-	-	456,933
Restricted Shares Purchased in Private Placement	-	-	396,500	3,965	531,310	-	-	535,275
Common shares issued to Directors	-	-	19,219	192	30,608	-	-	30,800
Balance – December 31, 2011	2,427	60,675	14,715,789	147,157	44,771,128	$ -	(46,605,817)	(1,626,857)
Net loss	-	-	-	-	-	-	(3,004,097)	(3,004,097)

Stock option compensation expense	-	-	-	-	138,630	-	-	138,630
Common shares issued to settle accounts payable and accrued expenses	-	-	474,415	4,745	423,509	-	-	428,254
Share based consulting fees, Common stock	-	-	47,100	471	34,529	-	-	35,000

Balance – December 31, 2012	2,427	$ 60,675	15,237,304	$ 152,373	$ 45,367,796	$ -	$ (49,609,914)	$ (4,029,070)

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net loss	$ (3,004,097)	$ (3,595,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,534	20,087
Stock option compensation expense	138,630	67,639
Stock based expense for legal and consulting services	35,000	17,800
Accrued Stock contribution (directors’ stock expense)	17,154	7,717
Gain on sale of rental assets	-	(34,728)
Loss on disposal of property and equipment	4,818	-
Unrealized loss on derivative instrument	53,746	15,757
Changes in assets and liabilities:
Restricted cash	750,000	-
Receivables	(173,894)	(7,819)
Prepaid expenses and other current assets	38,354	7,684
Inventory	(150,000)	(2,480,227)
Accounts payable, accrued expenses and other liabilities	907,517	4,778,006
Deferred revenue	(3,200)	12,800
Net cash used in operating activities	(1,371,438)	(1,191,048)

Cash flows from investing activities:
Purchases of property and equipment	(20,000)	(14,685)
Proceeds from sale of rental assets	-	43,800
(Increase) decrease in security deposits	2,275	(2,275)
Net cash provided by (used in) investing activities	(17,725)	26,840

Cash flows from financing activities:
Proceeds from exercises of stock options	-	10,050
Proceeds from sale of stock	-	525,625
Proceeds from issuance of note payable	1,700,200	200,000
Principal payments of note payable	(265,200)	(100,000)
Net cash provided by financing activities	1,435,000	635,675

Net increase (decrease) in cash	45,837	(528,533)
Cash at beginning of year	28,485	557,018
Cash at end of year	$ 74,322	$ 28,485

Supplemental Cash Flow Information
Cash Paid for interest	$4,907	$20,721

See accompanying notes

Supplemental disclosure of non-cash transactions:

During July 2012, the Company issued 240,000 common shares at $0.8333 per share to settle $200,000 of accrued liabilities.

During June 2012, the Company issued 120,000 common shares at $0.8333 per share to prepay $100,000 in legal expenses.  $46,813 remained in prepaid expenses at December 31, 2012.

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

Within the current portfolio of technologies, one technology has been the main focus of our business during years ended December 31, 2012 and 2011:  the Calmare® pain therapy medical device, which features the patented Scrambler Therapy® technology.

The consolidated financial statements include the accounts of CTTC, and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006.  During the years ended December 31, 2012 and December 31, 2011, we had a significant concentration of revenues from our pain therapy medical device technology.  We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses.  At current reduced spending levels, the Company may not have sufficient cash flow to fund operating expenses beyond third quarter fiscal 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs.  If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  The Company does not have any significant capital requirements in the budget going forward.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards. At December 31, 2012, we had $1,535,000 of outstanding debt.

During 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant had agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage was based on the time it takes Versant to collect on the account.   As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding ("LSQ").  The new Factoring Agreement with LSQ provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At December 31, 2012, the Company had one factored account and LSQ had over-advanced the Company $80,000 of which approximately $77,500 remained outstanding at December 31, 2012 and is included in accrued expenses.

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

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007.  The Company's original 2007 agreement with Giuseppe Marineo, the inventor of Scrambler Therapy technology, and Delta Research and Development, authorized CTTC to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology.  The original agreement was amended in 2011 and again in 2012.  The 2012 amendment reduced CTTC’s territory, in exchange for extending the term of the agreement. The Scrambler Therapy technology is patented in Italy and the U.S.  Additional applications for patents have been filed internationally and are pending approval.  The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.  CTTC's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially.  Sales of these devices are expected to provide a significant proportion of the Company’s revenue for the next several years.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities.  Actual results could differ significantly from our estimates.

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

Since 2011 the Company has taken greater control of the sales process.  We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.

Revenue from foreign sources totaled approximately $30,000 $1,645,000 for the years ended December 31, 2012 and 2011, respectively.  Of the foreign-sourced revenue received, all $30,000 earned during the year ended December 31, 2012 was from sources in the Middle East, while approximately $1,159,000 earned during the year ended December 31, 2011 was from sources in Europe.

Retained royalties or distribution fees earned are of the following types:

Non-refundable, upfront license fee – We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement.  Once delivery is complete, and the fee is collected, we have no continuing obligation.  No upfront fees were received during the years ended December 31, 2012 or 2011.

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

Concentration of Revenues

Total revenue consists of revenue from product sales, gain on sales of rental assets, retained royalties, and other income.  During the year ended December 31, 2012, we derived approximately $913,000 or 85% of total revenue from sales of our Calmare pain therapy medical device technology.  An additional 5% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.  Of this amount approximately $120,000 or 13% of total revenue from sales of our Calmare pain therapy medical device technology came from one customer in 2012, and an additional $100,000 or 11% of total revenue from sales of our Calmare pain therapy medical device technology came from one other customer in 2012.

During the year ended December 31, 2011, we derived approximately $3,329,000 or 97% of total revenue from sales of our Calmare pain therapy medical device technology, as well as an additional 1% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.   Of this amount, approximately $1,060,000 or 32% was received from one customer in 2011.  We continue to seek revenue from new technology licenses to mitigate the concentration of revenues, and replace revenue from expiring licenses.  We have created a business model for appropriate technologies, such as the Calmare device, that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

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

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and other liabilities, deferred revenue, preferred stock liability and note payable approximate fair value due to their short-term maturity. The fair values described herein were determined using significant other observable inputs (Level 2) as defined by GAAP

Inventory

Inventory consists of finished product of our pain therapy device.  Inventory is stated at lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation.  Expenditures for normal maintenance and repair are charged to expense as incurred.  The costs of depreciable assets are charged to operations on a straight-line basis over their estimated useful lives, three to five years for equipment, or the terms of the related lease for leasehold improvements.  The cost and related accumulated depreciation or amortization of property and equipment are removed from the accounts upon retirement or other disposition, and any resulting gain or loss is reflected in earnings.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss.  If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value.  We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly.  There were no impairment indicators identified during the years ended December 31, 2012 and2011.

Income Taxes

Income taxes are accounted for under an asset and a liability approach that requires recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's consolidated financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the year ended December 31, 2012 has had or is expected to have a material impact on the consolidated financial statements.

3.

INCOME TAXES

In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Provision (benefit) at U.S. federal statutory rate	(35.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.8)	(4.9)
Permanent differences	(0.2)	0.1
Expiration of capital loss carryforwards	-	-
Other items	5.2	(1.9)
Deferred tax valuation allowance	(34.8)	40.7
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
Net federal and state operating loss carryforwards	$ 14,785,650	$ 13,603,574
Impairment of investments	531,470	524,388
Other, net	680,637	523,473
Deferred tax assets	15,997,757	14,651,435
Valuation allowance	(15,997,757)	(14,651,435)
Net deferred tax assets	$ -	$ -

At December 31, 2012, we had aggregate federal net operating loss carryforwards of approximately $36,573,000, which expire at various times through 2032.  A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability.  We also have state net operating loss carryforwards of approximately $35,014,000 that expire at various times through 2032.

Approximately $4,196,000 of our NOL carryforward remaining at December 31, 2012 was derived from income tax deductions related to the exercise of stock options.  The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income.  We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Balance, beginning of year	$ 14,651,435	$ 13,185,199
Change in temporary differences	157,164	68,680
Change in net operating and capital losses	1,189,158	1,397,556
Balance, end of year	$ 15,997,757	$ 14,651,435

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero.  We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2012 and December 31, 2011, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut.  The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005.  Our open tax years for review are fiscal years ended July 31, 2009 through year ended December 31, 2012.  The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Year ended December 31, 2012	Year ended December 31, 2011
Denominator for basic net income (loss) per share, weighted average shares outstanding	15,007,852	14,115,651
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C Convertible Preferred Stock	N/A	N/A
Denominator for net income (loss) per share, assuming dilution	15,007,852	14,115,651

Options to purchase 317,000 and 313,000 shares of our common stock at December 31, 2012 and 2011, respectively, were outstanding but were not included in the computation of net income (loss) per share because they were anti-dilutive.  The outstanding 375 shares of Series C Convertible Preferred Stock, if converted at December 31, 2012 and 2011, would have resulted in an additional 773,000 and 350,140 shares of common stock, respectively.  Due to the net loss incurred for the years ended December 31, 2012, and December 31, 2011, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options or converted preferred shares would have been anti-dilutive.

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

The Company ultimately received approximately $1.6 million for the sale of 1,447,867 shares of common stock (including 75,000 shares given to Crisnic as a fee).  These shares were sold between July 14, 2010, which was the date the registration statement was declared effective by the Securities and Exchange Commission, and September 15, 2010.  Plans to sell the remaining 627,133 shares issued on subscription for $0.90 a share had been halted due to market conditions.  In November 2010, the Company and Crisnic agreed to cancel 602,133 common shares previously issued on subscription and canceled the related $541,920 receivable.  During January 2011 the Company and Crisnic canceled 15,000 additional shares previously issued on subscription and canceled the related $13,500 receivable. During February 2011 the Company and Crisnic canceled 10,000 additional shares previously issued on subscription and canceled the related $9,000 receivable.

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

On November 22, 2011, the Company's Board of Directors authorized the Company to initiate a Private Placement of up to 420,000 shares of restricted common stock.  The authorization was amended on November 28, 2011 to authorize up to 450,000 shares to be placed.  As of December 31, 2011, the Company sold 396,500 shares of common stock at $1.35 per share; of the total proceeds ($535,275) $9,650 remained to be collected at December 31, 2011, and was collected during the first quarter of 2012.  At December 31, 2011, and at December 31, 2012, an additional 53,500 shares remained available for sale per the Board Resolution.  The proceeds of the stock sale went toward funding operations during the quarter, traditionally a slower sales period for medical devices.

At the Company’s Annual Meeting held on May 24, 2012, the stockholders voted to increase the number of authorized shares of the Company’s common stock by amending Article FOURTH of the Certificate of Incorporation filed with the Office of the Secretary of State of Delaware to read as follows:

The total number of shares of stock of all classes of stock which the Corporation shall have authority to issue is 40,035,920 shares, of which 35,920 shares, with a par value of $25.00 each, are to be 5% Preferred Stock, and 40,000,000 shares, with a par value of $.01 each, are to be common stock.

Subsequent to December 31, 2012, the Company entered into an Equity Purchase Agreement with Southridge Partners II, L.P. (“Southridge”).  Under the terms of the Purchase Agreement, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares").  During the two year term of the Purchase Agreement, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares.  Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares.  Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding.  Additionally, Southridge may not execute any short sales of the Company's common stock.

Subsequent to December 31, 2012, the Company has issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

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

At its December 2, 2010 meeting, the CTTC Board of Directors declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of the Company (the “Common Shares”).  The dividend was payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”).  Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.  This shareholder rights plan and the subsequent authorization of 20,000 shares of Series B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTTC's finalization of the Rights Agreement with CTTC's Rights Agent, American Stock Transfer & Trust Company, LLC.  The Rights Agreement was filed with the December 15, 2010, Form 8-K.  It is intended to provide the CTTC Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTTC shares.

On December 15, 2010 the Company issued a $400,000 promissory note.  The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada.  On December 30, 2010, 750 shares were issued.  The Company converted the above $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.  These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 16.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of December 31, 2012 dividends declared were $46,949, of which $18,750 were declared during the year ended December 31, 2012 and $28,202 have not been paid and are shown in accrued and other liabilities at December 31, 2012.

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

The holder did convert 375 shares in June 2011.  On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933 and recorded an unrealized loss of $15,678 for the six months ended June 30, 2011 related to the converted shares.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $119,922 and $66,176, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2012 and, 2011, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2012 and, 2011 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.

RECEIVABLES

Receivables consist of the following:

	December 31, 2012	December 31, 2011
Calmare Sales Receivable	$ 212,774	$ 24,444
Royalties, net of reserve of $101,154 at December 31, 2012 and 2011	-	-
Other	3,591	18,027
Total	$ 216,365	$ 42,471

Included in other at December 31, 2011 was $9,650 from the sale of the Company’s common stock (Note 5) that was received in January 2012.

7.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2012	December 31, 2011
Equipment and furnishings	$ 189,633	$ 227,645
Accumulated depreciation and amortization	(162,816)	(201,476)
Property and equipment, net	$ 26,817	$ 26,169

In July 2012, the Company closed its Charlotte, NC office and disposed of the property and equipment at that location at a loss of $4,818.

Depreciation expense was $14,534 and $20,087 for the years ended December 31, 2012 and 2011, respectively.

8.

AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2012	December 31, 2011	Number of shares	Type
Security Innovation, Inc.	--	--	223,317	Common stock
Xion Pharmaceutical Corporation	--	--	60	Common stock

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

In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity.  We received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010.  CTTC currently owns 30% of the outstanding stock of Xion Pharmaceutical Corporation.

9.

FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the FASB "ASC", "Fair Value Measurements " ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company classified the derivative liability of $119,922 and $66,176 at December 31, 2012 and, 2011 and, respectively, in Level 2 of the fair value hierarchy.

10.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 31, 2012	December 31, 2011
Prepaid insurance	$ 17,473	$ 25,283
Travel & commission advances	-	35,500
Prepaid legal fees	46,813	-
Other	14,441	9,485
Prepaid expenses and other current assets	$ 78,727	$ 70,268

11.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2012	December 31, 2011
Royalties payable	$ 182,052	$ 210,169
Accrued audit fee	80,000	93,529
Arbitration settlement payable	-	775,000
Over advance, fees LSQ Funding	77,464	-
Commissions payable	48,722	-
Accrued interest payable	85,184	9,633
Accrued consulting fees	167,726	-
Accrued directors fees	-	53,339
Other	132,216	86,803
Accrued expenses and other liabilities	$ 773,364	$ 1,228,473

12.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000.  Additional notes payable were issued in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); and in December 2012 ($280,000). The proceeds from these notes ($1,210,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at December 31, 2012; 6.00% simple interest is payable monthly in advance.  These notes are classified as long term, with due dates in March, April and June of 2014.

In March 2011, the Company issued a 90-day note payable to borrow $50,000.  The proceeds were used for general corporate purposes.  The full amount of principal and 5.00% simple interest per annum was paid during the quarter ended June 30, 2011.

At December 31, 2012, $1,410,000 of the outstanding were Notes payable to related parties; $1,310,000 to the chairman of our Board and $100,000 to another director.  Subsequent to December 31, 2012, an additional $1,005,000 was borrowed from our chairman.  The terms and conditions are the same:  6.00% simple interest per annum and principal are due in the quarter ended September 30, 2013 and the notes are convertible to common stock at any time on or after the effective date of the initial loan amount.

13.

STOCK-BASED COMPENSATION PLANS

2011 Employees', Directors' and Consultants' Stock Option Plan – In May 2011, the Board of Directors approved a new option plan for employees, directors and consultants.  Pursuant to this plan which is administered by a Committee appointed by the Board of Directors, we could grant to qualified employees, directors and consultants either incentive options or nonstatutory options (as defined by the Internal Revenue Service).  The stock options granted per written option agreements approved by the Committee, must have exercise prices not less than 100% of the Fair Market Value of our common stock on the date of the grant.  Up to 1,000,000 common shares are available for grants under this plan.  No options may be granted under this plan after December 31, 2015.

The following information relates to the 2011 Option Plan:

	December 31, 2012	December 31, 2011
Common shares reserved for issuance on exercise of options	110,000	40,000
Shares available for future option grants	890,000	960,000

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

The following information relates to the 1997 Option Plan:

	December 31, 2012	December 31, 2011
Common shares reserved for issuance on exercise of options	57,000	113,000
Shares available for future option grants	-	-

Prior to the 1997 Option Plan, we had a stock option plan that expired on December 31, 2000, after which no option could be granted under the plan.  Pursuant to this plan incentive stock options and nonqualified stock options were granted to key employees.  Incentive stock options could be granted at an exercise price not less than the fair market value of our common stock on the grant date.  Nonqualified stock options could be granted at an exercise price not less than 85% of the fair market value of our common stock on the grant date.  Options generally vested over a period of up to three years after the grant date and expire ten years after the grant date if not terminated earlier.  No common shares remain reserved for issuance on exercise of stock options as of December 31, 2012 and 2011.

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

The following information relates to the 2000 Directors' Stock Option Plan:

	December 31, 2012	December 31, 2011
Common shares reserved for issuance on exercise of options	150,000	160,000
Shares available for future option grants	-	-

As this plan expired in January 2010, no further option awards can be issued from this plan.

Summary of Common Stock Options – The total fair value of shares vested in the years ended December 31, 2012 and December 31, 2011 was $138,630 and $67,639, respectively, of non-cash compensation expense.  Of these amounts, $0 and $16,539 was included in personnel and consulting expenses, from stock options granted to employees in prior years, and vesting during the year ended December 31, 2012 and 2011, respectively.  Stock options granted during the year are outstanding only a portion of the year, with the compensation expense recognized for that portion of the year.  As of December 31, 2012, all outstanding options granted to employees were fully vested.

Also $58,630 and $51,280 of noncash compensation expense was included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan in the years ended December 31, 2012 and 2011, respectively. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.  During the year ended December 31, 2012, the Board of Directors extended the expiration dates for all options previously granted to two departing Board members in recognition for their service during the period of managerial transition.  Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 days following the Board members’ termination dates.  The Company considered the extension as a modification to the option agreements recording incremental non-cash compensation of $80,000 included in general and administrative expenses for the year ended December 31, 2012.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2012	Year ended December 31, 2011
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	86.7% - 87.1%	89.95%
Risk-free interest rates (3)	0.89%	1.96%
Expected lives (2)	5 years	5 years

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

A summary of the status of all our common stock options as of December 31, 2012 and 2011, and changes during the periods then ended is presented below.

	Year ended December 31, 2012			Year ended December 31, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	313,000	$ 2.11	$ 7,650	293,750	$ 2.18	$ 11,800
Granted	70,000	1.24		40,000	1.83
Forfeited	(66,000)	2.44		(3,750)	2.25
Exercised	-			(10,000)	1.01
Expired or terminated	-			(7,000)	5.00
Outstanding at end of year	317,000	$ 1.85	$ -	313,000	$ 2.11	$ 7,650
Exercisable at end of year	317,000	$ 1.85	$ -	313,000	$ 2.11	$ 7,650
Weighted average fair value per share of options issued during the year		$ 1.18			$ 1.28

There were no stock option exercises for the year ended December 31, 2012.  The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $5,000. Total proceeds from stock option exercises were $10,050 during the year ended December 31, 2011.  Generally, we issue new shares of common stock to satisfy stock option exercises.

All outstanding stock options were fully vested at December 31, 2012 and December 31, 2011.

1996 Directors' Stock Participation Plan – Pursuant to the terms of our 1996 Directors' Stock Participation Plan, on the first business day of January of each year, we issue to each non-employee director who has served at least one year as a director, the lesser of 2,500 shares of our common stock or a number of shares of common stock equal to $15,000 on the date such shares are issued.  If an otherwise eligible director terminates as a director before the first business day of the year, we issue such director a number of shares equal to the portion of the year served by that director.  This plan expired on January 3, 2011.  No shares were issued under this plan in the years ended December 31, 2012, or 2011.

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

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. No contributions were accrued or made in the years ended December 31, 2012 and 2011.

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

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  This lease was cancelled in July of 2012 and the Company agreed to pay the landlord a fixed amount of $15,000 of which $11,000 remains of unpaid at December 31, 2012.

Since the existing lease expires on November 30, 2013, and renewal is currently being negotiated, at December 31, 2012, there were no future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year.  The future minimum rental payments required under operating leases with remaining non-cancelable lease terms less than one year were $60,600 for 2013.

Total rental expense for all operating leases was:

	Year ended December 31, 2012	Year ended December 31, 2011
Minimum rental payments	$ 84,242	$ 85,063
Less: Sublease rentals	7,188	7,188
Net rent expense	$ 77,054	$ 77,875

Contingencies – Revenue based

As of December 31, 2012, CTTC and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC recorded expenses reducing that obligation of $70 in the year ended December 31, 2012, and $33,148 in the year ended December 31, 2011.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognize these obligations only if we receive revenues related to the grant funds.  We recognized approximately $1,749 in the year ended December 31, 2012 and $1,387 in the year ended December 31, 2011.

We have engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nano particle bone biomaterial patents, among other assets and/or securities.  The Company would pay Lafferty a 10% finder's fee in the event an acquisition partner is found, which Management has deemed to be an immaterial and contingent obligation.

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

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  The company has begun collecting unpaid amounts from various obligated companies.

Employment matters – former employee (case pending) – In September 2003, a former employee filed a whistleblower complaint with the Occupational Safety and Health Administration of the Department of Labor (OSHA) alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (SOX).  In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTCC requested de novo review and a hearing before an administrative law judge (“ALJ”).  In July 2005, after the close of the hearing on CTTC’s appeal, the U.S. district court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the Company rehired the employee with back pay.

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

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit which has ordered the employee to file his opening brief by May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTTC were submitted in August 2012.  In March 2013, the U.S Court of Appeals for the Second Circuit upheld the ARB’s decision dismissing the former employee’s complaint and denied the employee’s appeal from that order.  In April 2013, the Second Circuit terminated proceedings in that court.

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

At December 31, 2012, $1,410,000 of the outstanding Notes were Notes payable to related parties; $1,310,000 to the chairman of our Board, Peter Brennan,  and $100,000 to another director, Stan Yarbro.  Subsequent to December 31, 2012, an additional $1,005,000 was borrowed from our chairman.  The terms and conditions are as defined in Note 12.  At December 31, 2011, $100,000 of the outstanding Notes were Notes payable to a related party, the chairman of our Board, Peter Brennan.

.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

N/A

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item was contained in our Definitive Proxy Statement, or the Definitive Proxy Statement, which was filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders on May 10, 2013, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference .

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

Item 11. Executive Compensation

Information required by this item is contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

  Stockholder Matters

Information required by this item is contained in our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item is contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is contained in our Definitive Proxy Statement under the heading "Independent Registered Public Accounting Firm’s Fees" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

List of financial statements and schedules.

The following consolidated financial statements of Competitive Technologies, Inc. and Subsidiary are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011

Consolidated Statements of Changes in Shareholders’ Interest (Deficit) for the years ended December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

(b)

List of exhibits:  See Exhibit Index immediately preceding exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Financial Officer (Principal Financial Officer

and Principal Accounting Officer)

Date: May 31, 2013

By /s/ Carl O’Connell

Carl O’Connell

Chief Executive Officer

(Principal Executive Officer)

Date: May 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Johnnie D. Johnson	Chief Financial Officer	)	May 31, 2013
Johnnie D. Johnson	(Principal Financial Officer and Principal Accounting Officer)	) )

/s/ Carl O’Connell	Chief Executive Officer, Director	)	May 31, 2013
Carl O’Connell	(Principal Executive Officer))

/s/ Peter Brennan Peter Brennan	Chairman	) )	May 31, 2013

/s/ Rustin Howard Rustin Howard	Director	) )	May 31, 2013

/s/ Robert Moussa Robert Moussa	Director	) )	May 31, 2013

/s/ Stan Yarbro Stan Yarbro	Director	) )	May 31, 2013

EXHIBIT INDEX

Exhibit

No.

Description

3.1

Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2

By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 31, 2012 , and hereby incorporated by reference.

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

10.40

Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated July 3, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 6, 2012, and hereby incorporated by reference.

10.41

Carl O’Connell Employment Agreement effective October 25, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 31. 2012, and hereby incorporated by reference.

10.42^

Security Agreement with LSQ Funding, LLC effective September 18, 2012.

21^

Subsidiary of registrant.

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