Form 10-K/A
period 2012-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2013-06-07
CIK 102198

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

EXPLANATORY NOTE

This Amendment no. 1 is filed solely for the purpose of filing the financial statements in the required interactive data (XBRL) format.  There is no other material change to the 10-K for the year ended December 31, 2012.

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

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Provision (benefit) at U.S. federal statutory rate	(35.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.8)	(4.9)
Permanent differences	(0.2)	0.1
Expiration of capital loss carryforwards	-	-
Other items	5.2	(1.9)
Deferred tax valuation allowance	34.8	40.7
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
Net federal and state operating loss carryforwards	$ 14,785,650	$ 13,603,574
Impairment of investments	531,470	524,388
Other, net	680,637	523,473
Deferred tax assets	15,997,757	14,651,435
Valuation allowance	(15,997,757)	(14,651,435)
Net deferred tax assets	$ -	$ -

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

Date: June 7, 2013

By /s/ Carl O’Connell

Carl O’Connell

Chief Executive Officer

(Principal Executive Officer)

Date: June 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Johnnie D. Johnson	Chief Financial Officer	)	June 7, 2013
Johnnie D. Johnson	(Principal Financial Officer and Principal Accounting Officer)	) )

/s/ Carl O’Connell	Chief Executive Officer, Director	)	June 7, 2013
Carl O’Connell	(Principal Executive Officer))

/s/ Peter Brennan Peter Brennan	Chairman	) )	June 7, 2013

/s/ Rustin Howard Rustin Howard	Director	) )	June 7, 2013

/s/ Robert Moussa Robert Moussa	Director	) )	June 7, 2013

/s/ Stan Yarbro Stan Yarbro	Director	) )	June 7, 2013

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

10.42

Security Agreement with LSQ Funding, LLC effective September 18, 2012, and filed as Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2013, filed on May 31, 2013, and hereby incorporated by reference.

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