Form 10-Q
period 2013-03-31
COMPETITIVE TECHNOLOGIES INC
filed 2013-06-19
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of June 18, 2013 was 16,354,804 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$ 59,684	$ 74,322
Receivables, net of allowance of $101,154 at March 31, 2013, and December 31, 2012	78,618	216,365
Inventory, finished goods	4,368,220	4,360,156
Prepaid expenses and other current assets	65,537	78,727
Total current assets	4,572,059	4,729,570

Property and equipment, net	16,419	26,817
Security deposits	15,000	15,000
TOTAL ASSETS	$ 4,603,478	$ 4,771,387

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,697,684	$ 1,806,346
Accounts payable, GEOMC	4,182,380	4,181,225
Accrued expenses and other liabilities	848,126	773,364
Notes payable	1,915,000	1,310,000
Deferred Revenue	8,000	9,600
Derivative liability	101,755	119,922
Preferred stock liability	375,000	375,000
Total current liabilities	9,127,945	8,575,457

Long Term Notes Payable	125,000	225,000
Total Liabilities	9,252,945	8,800,457

Commitments and Contingencies
Shareholders’ interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 15,854,804 shares issued and outstanding at March 31, 2013 and 15,237,304 shares issued and outstanding at December 31, 2012 (see Note 12)	158,548	152,373
Capital in excess of par value	45,523,058	45,367,796
Accumulated deficit	(50,391,748)	(49,609,914)
Total shareholders’ interest (deficit)	(4,649,467)	$ (4,029,070)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,603,478	$ 4,771,387

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Revenue
Product sales	$ -	$ 329,746
Cost of product sales	19,348	150,571
Gross profit (loss) from product sales	(19,348)	179,175

Other Revenue
Retained royalties	13,376	12,403
Other income	48,679	16,201
Total other revenue	62,055	28,604

Expenses

Selling expenses	68,175	86,940
Personnel and consulting expenses	341,007	331,370
General and administrative expenses	400,759	552,378
Interest expense	32,767	9,513
Unrealized loss (gain) on derivative instrument	(18,167)	22,784
Total Expenses	824,541	1,002,985

Income (loss) before income taxes	(781,834)	(795,206)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (781,834)	$ (795,206)

Basic income (loss) per share	$ (0.05)	$ (0.05)

Basic weighted average number of common shares outstanding:	15,588,693	14,752,251

Diluted income (loss) per share	$ (0.05)	$ (0.05)

Diluted weighted average number of common shares outstanding:	15,588,693	14,752,251

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Three Months Ended March 31, 2013

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ interest (deficit)

Balance January 1, 2013	2,427	$ 60,675	15,237,304	$ 152,373	$ 45,367,796	$ (49,609,914)	$ (4,029,070)

Net income (loss)	-	-	-	-	-	(781,834)	(781,834)
Common shares issued into escrow (Note 12)	-	-	500,000	5,000	(5,000)	-	-
Common shares issued to settle accounts payable, general and accrued expenses	-	-	100,000	1,000	42,000	-	43,000
Common stock issued to directors	-	-	17,500	175	6,825	-	7,000

Stock option compensation expense	-	-	-	-	111,437		111,437

Balance March 31, 2013	2,427	$ 60,675	15,854,804	$ 158,548	$ 45,523,058	$ (50,391,748)	$ (4,649,467)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:

Net income (loss)	$ (781,834)	$ (795,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,336	3,464
Stock option compensation expense	111,437	138,630
Share-based compensation – common stock	7,000	-
Bad debt expense	5,000	-
Unrealized loss (gain) on derivative instrument	(18,167)	22,784
Changes in assets and liabilities:
Receivables	132,747	(69,544)
Restricted cash	-	750,000
Prepaid expenses and other current assets	56,188	14,022
Inventory	-	(230,000)
Accounts payable, accrued expenses and other liabilities	(32,745)	(41,063)
Deferred revenue	(1,600)	-
Net cash used in operating activities	(519,638)	(206,913)

Cash flows from investing activities:

Purchase of property and equipment	-	(20,002)

Cash used in investing activities	-	(20,002)

Cash flows from financing activities:

Proceeds from note payable	505,000	200,000

Cash provided by financing activities	505,000	200,000

Net decrease in cash	(14,638)	(26,915)

Cash at beginning of period	74,322	28,485

Cash at end of period	$ 59,684	$ 1,570

Supplemental disclosure of non-cash transactions:

During March 2013, the Company issued 150,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During March 2013, the Company issued 100,000 shares of its common stock at $0.43 per share for legal services, approximately $16,000 of which is in prepaid expenses at March 31, 2013.

During the three months ended March 31, 2013, the Company transferred a rental asset with a Net Book Value (NBV) of approximately $8,000 to inventory.

During January 2013, the Company issued 350,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

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

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2013.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on May 31, 2013.

During the three months ended March 31, 2013, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices was 13% in the three months ended March 31, 2013, and 94% in the three months ended March 31, 2012.  Additionally, the percentage of gross revenue attributed to other Calmare related sales of equipment and training was 66 % in the three months ended March 31, 2013 and 2% in the three months ended March 31, 2012.  We continue to attempt to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company has incurred operating losses since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, short and long term borrowing, sales of common stock and cash flows from operations, if any, including royalty legal awards.  At March 31, 2013, the Company had $2,040,000 of outstanding debt.

During 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The new Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At March 31, 2013, the Company had one factored account and LSQ had over-advanced the Company $80,000, of which approximately $62,000 remained outstanding, and is included in accrued expenses.

Sales and rentals of our Calmare device and associated supplies continue to be the major source of revenue for the Company.  The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007.  The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), the inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorized CTTC to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology; the territorial rights were modified in the July 2012 amendment discussed below.  The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013.  Applications for patents have been filed internationally as well and are pending approval.  The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

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

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners.  As agreed, Marineo has assumed, or is in the process of assuming, management responsibility for pre-existing distribution agreements for countries outside the focus region.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with commissioned sales representatives to sell devices.  During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in fiscal 2012.  Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Denominator for basic net income (loss) per share, weighted average shares outstanding	15,588,693	14,752,251
Dilutive effect of common stock options	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	15,558,693	14,752,251

Options to purchase 1,367,000 and 373,000 shares of our common stock outstanding at March 31, 2013, and 2012, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because they were anti-dilutive.  The outstanding 375 shares of convertible preferred stock outstanding at March 31, 2013 and 2012, and $2,040,000, and $300,000 in convertible debt at March 31, 2013 and 2012, respectively, were not included in the computation of diluted net income (loss) per share because they were also anti-dilutive.

3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the quarter ended March 31, 2013 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	March 31, 2013	December 31, 2012
Calmare® Sales Receivable	$ 54,466	$ 212,774
Royalties, net of allowance of $101,154 at March 31, 2013 and December 31, 2012	20,561	-
Other	3,591	3,591
Total receivables	$ 78,618	$ 216,365

5.

AVAILABLE-FOR-SALE AND EQUITY SECURITIES

The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at a fair value of zero, consisted of shares in Security Innovation and Xion Pharmaceutical Corporation ("Xion").  We own 223,317 shares of stock in the privately held Security Innovation, an independent provider of secure software located in Wilmington, MA.

In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity.  CTTC currently owns 60 shares of common stock or 30% of the outstanding stock of privately held Xion.

6.

FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), "Fair Value Measurements and Disclosures" ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company classified the derivative liability of $101,755 and $119,922 at March 31, 2013 and December 31, 2012, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash, Accounts Receivable, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities, Deferred Revenue, and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Prepaid insurance	$ 16,167	$ 17,473
Prepaid legal fees	15,687	46,813
Other	33,683	14,441
Prepaid expenses and other current assets	$ 65,537	$ 78,727

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2013	December 31, 2012
Property and equipment, gross	177,537	$ 189,633
Accumulated depreciation and amortization	(161,118)	(162,816)
Property and equipment, net	$ 16,419	$ 26,817

Depreciation and amortization expense was $2,336 during the three months ended March 31, 2013, and $3,464 during the three months ended March 31, 2012.

9.

ACCOUNTS PAYABLE, GENERAL

	March 31, 2013	December 31, 2012

Legal fees payable	$ 910,390	$ 930,353
Consulting fees payable	585,315	563,787
Directors fees and expenses payable	148,766	147,254
Audit fees payable	-	103,503
Other payables	53,213	61,449
Accounts Payable, General	$ 1,697,684	$ 1,806,346

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2013	December 31, 2012
Royalties payable	$ 191,678	$ 182,052
Accrued audit fees payable	115,500	80,000
Over advance, factoring fees LSQ Funding	82,223	77,464
Commissions payable	24,754	48,722
Accrued interest payable	116,272	85,184
Accrued consulting fees	182,726	167,726
Other	134,973	132,216
Accrued expenses and other liabilities	$ 848,126	$ 773,364

11.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000 from a director, now the chairman of our Board.  Additional notes payable were issued to the same individual in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); in December 2012 ($280,000); in January 2013 ($.190,000); in February 2013 ($115,000); and in March ($200,000).  The proceeds from these notes ($1,815,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at March 31, 2013; 6.00% simple interest is payable monthly in advance; $125,000 of these notes are classified as long term, with due dates in April and June of 2014.

At March 31, 2013, $1,915,000 of the outstanding were Notes payable to related parties; $1,815,000 to the chairman of our Board and $100,000 to another director.  Subsequent to March 31, 2013, an additional $590,000 was borrowed from our chairman.  The terms and conditions are as noted above.

12.

SHAREHOLDERS’ INTEREST

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  During the quarter ended March 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.  During the quarter ended March 31, 2012, the Company granted 70,000 options to non-employee directors which were fully vested upon issuance.

During the quarter ended March 31, 2013, the Company granted 1,000,000 options to our CEO.  As approved by the Board of Directors these options granted will vest over a four year period, with 200,000 options vesting upon issuance.  No options were granted to employees during the quarter ended March 31, 2012.

During the three months ended March 31, 2013 and 2012, the Board of Directors extended the expiration dates for all options previously granted to one and two, respectively, departing Board members in recognition for service.  Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 or 180 days following the Board members’ termination dates.  The Company considered the extension as a modification to the option agreements recording incremental compensation expense of $16,920 and $80,000 for the three months ended March 31, 2013 and 2012, respectively.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	99.2% - 100.3%	86.7% - 87.1%
Risk-free interest rates (3)	0.63%	0.89%
Expected lives (2)	2.0-4.0 YEARS	5 YEARS

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

During the three months ended March 31, 2013, the Company recognized expense of $14,250 for stock options issued to directors and expense of $80,267 for stock options issued to our CEO.  During the three months ended March 31, 2012, the Company recognized expense of $58,630, for stock options issued to directors.  No stock options were issued to employees during the three months ended March 31, 2012.

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

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada.  On December 30, 2010, 750 shares were issued.  The Company converted a $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.  These transactions were necessitated to replenish the

Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTTC in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 13 below for details.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of March 31, 2013, dividends declared were $51,572, of which $4,623were declared during the three months ended March 31, 2013 and $32,825 have not been paid and are shown in accrued and other liabilities at March 31, 2013.

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

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $101,755 and $119,922, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at March 31, 2013, and December 31, 2012, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2013 and December 31, 2012 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

During the quarter ended March 31, 2013, the Company entered into an Equity Purchase Agreement with Southridge Partners II, L.P. (“Southridge”).  Under the terms of the Purchase Agreement, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares").  During the two year term of the Purchase Agreement, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares.  Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares.  Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding.  Additionally, Southridge may not execute any short sales of the Company's common stock.

During the quarter ended March 31, 2013, the Company has issued 500,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.  Subsequent to March 31, 2013, an additional 500,000 shares were issued into escrow pending the same potential financing.

Subsequent to March 31, 2013, the Company negotiated a Liabilities Purchase Agreement with Southridge Partners II, LP.  This agreement takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding.  The process, if approved by the court, has the potential to eliminate about $2 million of our financial obligations to existing creditors. There can be no assurance that CTTC will be successful in completing this process with Southridge.

13.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of March 31, 2013, CTTC and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,016, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC recorded no expenses reducing that obligation in the quarters ended March 31, 2013 and March 31, 2012.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognized $318 and $425 of these obligations during the quarters ended March 31, 2013 and March 31, 2012, respectively.

We have engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nanoparticle bone biomaterial patents, among other assets and/or securities.  The Company would pay Lafferty a 10% finder's fee in the event an acquisition partner is found, which Management has deemed to be an immaterial and contingent obligation.

In November 2010, the Company entered into a three-year operating lease office spaces.  The obligations are significantly less than the previous lease, averaging $70,000 per year for the three-year term.

Since the existing lease expires on November 30, 2013, and renewal is currently being negotiated, at March 31, 2013, there were no future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year.  The future minimum rental payments required under operating leases with remaining non-cancelable lease terms less than one year were approximately $44,000 for 2013.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  The Company closed that office in July 2012 and closed out the lease, agreeing to forfeit the security deposit and pay the landlord a fee of $15,000 of which $9,000 remains unpaid at March 31, 2013.

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

At March 31, 2013, $1,915,000 of the outstanding Notes were Notes payable to related parties; $1,815,000 to the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.  Subsequent to March 31, 2013, an additional $590,000 was borrowed from our chairman.  The terms and conditions are as defined in Note 11.  At December 31, 2012, $1,310,000 of the outstanding Notes were Notes payable to a related party, the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance.  When used in herein, the words "may," "will," "should," "anticipate," "believe," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements.  These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on May 31, 2013, and other filings with the SEC, and are subject to change at any time.  Our actual results could differ materially from these forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement.

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

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTTC will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners.  As agreed, Marineo has assumed, or is in the process of assuming, management responsibility for pre-existing distribution agreements for countries outside the focus region.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with commissioned sales representatives to sell devices.  During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in fiscal 2012.  Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Department of Defense and the U.S. Department of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

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

Results of Operations – Three months ended March 31, 2013 vs. three months ended March 31, 2012

Summary of Results

We incurred a net loss of $782,000 or $0.05 per basic and diluted share for the three months ended March 31, 2013, compared to a net loss of $795,000 or $0.05 per basic and diluted share for the three months ended March 31, 2012.  As explained in detail below, the net loss reflects a decrease of $296,000 in gross revenue, a decrease of $199,000 in gross profit from product sales and a decrease in other expenses of $178,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended March 31, 2013, we recorded no revenue from the sale and shipment of Calmare® pain therapy medical devices, with a cost of product sales of $19,000, primarily due to credits related to a 2012 sale that were negotiated and agreed to in the quarter ended March 31, 2013 ($17,000) as well as fees associated with government sales and shipping costs for devices replaced under warranty and shipped pending future sales ($2,000).  In the three months ended March 31, 2012, we recorded $330,000 in revenue from the sale and shipment of six Calmare® pain therapy medical devices; with a cost of product sales of $151,000.

Other Revenue

Retained royalties for the three months ended March 31, 2013 were $13,000, which was $1,000 or 8% more than the $12,000 of retained royalties reported in the three months ended March 31, 2012.

Other income for the three months ended March 31, 2013, was $49,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($41,000) and rental income ($8,000) from customers who were renting Calmare® pain therapy medical devices from us.  In the three months ended March 31, 2012, other income was $15,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($7,000) and rental income ($8,000) from customers who were renting Calmare® pain therapy medical devices from us.

Expenses

Total expenses were $825,000 in the three months ended March 31, 2013, compared to $1,003,000 in the three months ended March 31, 2012, a decrease of $178,000 or 19%.

Selling expenses were $68,000 in three months ended March 31, 2013, compared to $87,000 in the three months ended March 31, 2012.  The decrease of $19,000 reflects a decrease of $4,000 in domestic patent legal expenses offset by an increase of $17,000 in foreign patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies combined with a decrease of $39,000 in commission expenses due to fewer sales of Calmare® devices and by an increase of $7,000 in patent and translation fees related to working with the inventor of the Calmare® device.

Personnel and consulting expenses were $341,000 in the three months ended March 31, 2013, as compared to $331,000 in the three months ended March 31, 2012, an increase of $10,000 or 3%.  Personnel related expenses were $283,000 in the three months ended March 31, 2013, as compared to $187,000 in the quarter ended March 31, 2012, an increase of $84,000 primarily due to the reduction in staffing which took place in January 2012 which was offset by the addition of a new CEO in 2013, as well as the expense related to the granting of 1,000,000 options, 20% of which vested immediately, to our CEO during the quarter ended March 31, 2013 ($80,000).  No options were granted to employees in 2012.  The increased personnel related expenses were offset by reductions in consulting fees ($87,000), primarily due to reduced management services provided by our former CEO, and the contracted Managing Director for International Business Development.

General and administrative expenses were $401,000 in the three months ended March 31, 2013, a decrease of $151,000 from $552,000 in the three months ended March 31, 2012.  The change is primarily due to decreases in legal fees associated with litigation ($34,000), decreased corporate legal expenses ($13,000); decreases in directors' fees and expenses ($118,000); decreases in marketing expenses ($14,000); decreases in rent and associated expenses due to closing the North Carolina office during 2012 ($8,000); reductions in supply and miscellaneous expenses, banking fees, miscellaneous taxes and other fees ($8,000); and a reduction in depreciation expense ($1,000).  The decreases were offset by increased investment banking expenses ($14,000); increases in public company expenses ($1,000); increases in audit and compliance expense primarily due to timing of activities ($9,000); an increase in travel expenses ($13,000) over 2012; increased insurance expenses ($3,000); and an increase in bad debt expense ($5,000) due to writing off the unpaid balance of a commission advance to a former contracted salesman no longer with the Company at March 31, 2013.

Interest expense was $33,000 in the three months ended March 31, 2013, compared to $10,000 in the three months ended March 31, 2012, an increase of $23,000 due to an increase in the use of debt financing.

Unrealized gain on derivative instrument of $18,000 in three months ended March 31, 2013 as compared to the $23,000 loss recorded in the three months ended March 31, 2012, reflects the difference in the portion of the Class C Preferred stock which is based on changes in the price of the Company’s common shares at the end of each period (see Note 12 for details).

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock.  At March 31, 2013, we had outstanding debt in the form of promissory notes totaling $2,040,000.

During fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At March 31, 2013, the Company had one factored account and LSQ had over-advanced the Company $80,000, of which approximately $62,000 remained outstanding and is included in accrued expenses.

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

At March 31, 2013, the Company's balance sheet showed cash of $60,000.  This is compared to $74,000 cash at December 31, 2012.  The net loss of $782,000 for the three months ended March 31, 2013 contained non-cash inflow of $107,000 and net cash inflow related to changes in assets and liabilities of $155,000, resulting in cash used in operations of $520,000.  During the three-month period ending March 31, 2013, the Company issued notes payable to borrow $505,000.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company has incurred operating losses since fiscal 2006.  During the three month periods ended March 31, 2013 and March 31, 2012, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operating expenses beyond the fourth quarter of 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Debt Financing

In December 2011, the Company issued a 90-day note payable to borrow $100,000 from a director, now the chairman of our Board.  Additional notes payable were issued to the same individual in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); in December 2012 ($280,000); in January 2013 ($.190,000); in February 2013 ($115,000); and in March ($200,000).  The proceeds from these notes ($1,815,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at March 31, 2013; 6.00% simple interest is payable monthly in advance; $125,000 of these notes are classified as long term, with due dates in April and June of 2014.

At March 31, 2013, $1,915,000 of the outstanding were Notes payable to related parties; $1,815,000 to the chairman of our Board and $100,000 to another director.  Subsequent to March 31, 2013, an additional $590,000 was borrowed from our chairman.  The terms and conditions are as noted above.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

All purchases under $1,000 are expensed.  We expect capital expenditures to be less than $50,000 in 2013.

Contractual Obligations and Contingencies

In November 2010, the Company entered into a three-year operating lease office spaces.  The obligations are significantly less than the previous lease, averaging $70,000 per year for the three-year term.  The existing lease expires on November 30, 2013 and renewal is currently being negotiated, at March 31, 2013.  The future minimum rental payments required under operating leases with remaining non-cancelable lease terms less than one year were approximately $44,000 for 2013.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  The Company closed that office in July 2012 and closed out the lease, agreeing to forfeit the security deposit and pay the landlord a fee of $15,000 of which $9,000 remains unpaid at March 31, 2013.

Contingencies.  Our directors, officers, employees and agents may claim indemnification in certain circumstances.  We seek to limit and reduce our potential financial obligations for indemnification by carrying directors’ and officers’ liability insurance, subject to deductibles.

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

As of March 31, 2013, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $199,006 and $203,478, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC is also obligated to pay at the rate of 7.5% of its revenue, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenue from licensing supported products, if any.  We recognize these obligations when we receive revenue related to the grant funds.  We recognized $318 and $425 of these obligations during the quarters ended March 31, 2013 and March 31, 2012, respectively.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)

Change in Internal Controls

During the period ending March 31, 2013, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I, Item 1, Note 13 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A.

Risk Factors

We disclosed the risk factors related to our business and the market environment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Since September 2010, the Company has taken several actions that we believe will reduce the Company's risk.  These include lowering costs through staff reductions and office relocation, developing additional sales, and obtaining additional capital.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended March 31, 2013.

Item 3.

Defaults Upon Senior Securities

None

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data Files*

*to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By:  /s/ Carl O’Connell

Carl O’Connell

President  and Chief Executive Officer,

June 19, 2013

Authorized Signer

By:  /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Financial Officer, Chief Accounting

June 19, 2013

Officer and Authorized Signer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data Files*

*to be filed by amendment

www.competitivetech.net