Form 10-Q/A
period 2013-03-31
COMPETITIVE TECHNOLOGIES INC
filed 2013-06-27
CIK 102198

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Denominator for basic net income (loss) per share, weighted average shares outstanding	15,588,693	14,752,251
Dilutive effect of common stock options	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	15,588,693	14,752,251

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

June 26, 2013

Authorized Signer

By:  /s/ Johnnie D. Johnson

Johnnie D. Johnson

Chief Financial Officer, Chief Accounting

June 26, 2013

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