Form 10-Q
period 2013-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2013-08-13
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-8696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]

No [X]

The number of shares of the registrant’s common stock outstanding as of August 13, 2013 was 16,354,804 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$ 23,746	$ 74,322
Receivables, net of allowance of $101,154 at June 30, 2013, and December 31, 2012	17,050	216,365
Inventory, finished goods	4,348,220	4,360,156
Prepaid expenses and other current assets	60,964	78,727
Total current assets	4,449,980	4,729,570

Property and equipment, net	13,894	26,817
Security deposits	15,000	15,000
TOTAL ASSETS	$ 4,478,874	$ 4,771,387

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$ 1,816,244	$ 1,806,346
Accounts payable, GEOMC	4,182,380	4,181,225
Accrued expenses and other liabilities	665,358	773,364
Notes payable	2,630,000	1,310,000
Deferred Revenue	8,000	9,600
Derivative liability	111,194	119,922
Preferred stock liability	375,000	375,000
Total current liabilities	9,788,176	8,575,457

Long Term Notes Payable	-	225,000
Total Liabilities	9,788,176	8,800,457

Commitments and Contingencies
Shareholders’ interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 16,354,804 shares issued and outstanding at June 30, 2013 and 15,237,304 shares issued and outstanding at December 31, 2012 (see Note 12)	163,548	152,373
Capital in excess of par value	45,535,258	45,367,796
Accumulated deficit	(51,068,783)	(49,609,914)
Total shareholders’ interest (deficit)	(5,309,302)	$ (4,029,070)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$ 4,478,874	$ 4,771,387

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2013	June 30, 2012
Revenue
Product sales	$ 136,100	$ 62,500
Cost of product sales	45,845	45,220
Gross profit from product sales	90,255	17,280

Other Revenue
Retained royalties	4,384	51,979
Other income	9,643	7,990
Total other revenue	14,027	59,969

Expenses

Selling expenses	35,758	94,318
Personnel and consulting expenses	278,732	502,195
General and administrative expenses	413,417	423,726
Interest expense	43,971	12,782
Unrealized loss (gain) on derivative instrument	9,439	(13,901)
Total Expenses	781,317	1,019,120

Income (loss) before income taxes	(677,035)	(941,871)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (677,035)	$ (941,871)

Basic income (loss) per share	$ (0.04)	$ (0.06)

Basic weighted average number of common shares outstanding:	16,146,013	14,691,180

Diluted income (loss) per share	$ (0.04)	$ (0.06)

Diluted weighted average number of common shares outstanding:	16,146,013	14,691,180

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Revenue
Product sales	$ 136,100	$ 392,246
Cost of product sales	65,193	195,791
Gross profit from product sales	70,907	196,455

Other Revenue
Retained royalties	17,760	64,382
Interest income	-	1,497
Other income	58,322	22,694
Total other revenue	76,082	88,573

Expenses

Selling expenses	103,933	181,258
Personnel and consulting expenses	619,739	833,565
General and administrative expenses	814,176	976,105
Interest expense	76,738	22,295
Unrealized loss (gain) on derivative instrument	(8,728)	8,883
Total Expenses	1,605,858	2,022,106

Income (loss) before income taxes	(1,458,869)	(1,737,076)
Provision (benefit) for income taxes	-	-

Net income (loss)	$ (1,458,869)	$ (1,737,076)

Basic income (loss) per share	$ (0.09)	$ (0.12)

Basic weighted average number of common shares outstanding:	15,868,892	14,802,436

Diluted income (loss) per share	$ (0.09)	$ (0.12)

Diluted weighted average number of common shares outstanding:	15,868,892	14,802,436

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)

For the Six Months Ended June 30, 2013

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ interest (deficit)

Balance January 1, 2013	2,427	$ 60,675	15,237,304	$ 152,373	$ 45,367,796	$ (49,609,914)	$ (4,029,070)

Net income (loss)	-	-	-	-	-	(1,458,869)	(1,458,869)
Common shares issued into escrow (Note 12)	-	-	1,000,000	10,000	(10,000)	-	-
Common shares issued to settle accounts payable, general and accrued expenses	-	-	100,000	1,000	42,000	-	43,000
Common stock issued to directors	-	-	17,500	175	6,825	-	7,000

Stock option compensation expense	-	-	-	-	128,637		128,637

Balance June 30, 2013	2,427	$ 60,675	16,354,804	$ 163,548	$ 45,535,258	$ (51,068,783)	$ (5,309,302)

See accompanying notes

 PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:

Net income (loss)	$ (1,458,869)	$ (1,737,076)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,859	7,454
Stock option compensation expense	128,637	138,630
Share-based compensation – common stock	7,000	-
Bad debt expense	5,000	-
Unrealized loss (gain) on derivative instrument	(8,728)	8,883
Changes in assets and liabilities:
Receivables	194,315	19,834
Restricted cash	-	750,000
Prepaid expenses and other current assets	60,763	(61,672)
Inventory	20,000	(220,000)
Accounts payable, accrued expenses and other liabilities	(96,953)	635,394
Deferred revenue	(1,600)	-
Net cash used in operating activities	(1,145,576)	(458,553)

Cash flows from investing activities:
Purchase of property and equipment	-	(19,740)

Cash used in investing activities	-	(19,740)

Cash flows from financing activities:
Proceeds from note payable	1,095,000	470,000

Cash provided by financing activities	1,095,000	470,000

Net decrease in cash	(50,576)	(8,293)

Cash at beginning of period	$ 74,322	$ 28,485

Cash at end of period	$ 23,746	$ 20,192

Supplemental Cash Flow Information:
Cash paid for interest	$ 12,011	$ 312

Supplemental disclosure of non-cash transactions:

During the six months ended June 30, 2013, the Company transferred a rental asset with a Net Book Value (NBV) of approximately $8,000 to inventory.

During May 2013, the Company issued 500,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During March 2013, the Company issued 150,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During March 2013, the Company issued 100,000 shares of its common stock at $0.43 per share for legal services.

During January 2013, the Company issued 350,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During June 2012, the Company issued 120,000 common shares at $0.8333 per share to settle $3,178 of accrued liabilities and to prepay $96,822 in legal expenses.

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

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2013.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on May 31, 2013.

During the three and six months ended June 30, 2013, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare® devices was 96% and 80% in the three and six months ended June 30, 2013, respectively; and 58% and 87% in the three and six months ended June 30, 2012, respectively.  Additionally, the percentage of gross revenue attributed to other Calmare related sales of equipment and training was 2 % and 1.5% in the three and six months ended June 30, 2013, respectively;  and 4% and 2.5% in the three and six months ended June 30, 2012, respectively.  We continue to attempt to expand our sales activities for the Calmare® device and expect the majority of our revenues to come from this technology for at least the next two years.  However, we continue to seek revenue from new or existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses and patents on other technologies.

The Company has incurred operating losses since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare® medical devices to grow.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare® devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, short and long term borrowing, sales of common stock and cash flows from operations, if any, including royalty legal awards.  At June 30, 2013, the Company had $2,630,000 of outstanding debt.

During 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The new Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At June 30, 2013, the Company had no factored accounts and had approximately $8,000 in its reserve account with LSQ.

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

2.

NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Denominator for basic net income (loss) per share, weighted average shares outstanding	16,146,013	15,868,892	14,691,180	14,802,436
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive Effect of Series C convertible preferred stock	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	16,146,013	15,868,892	14,691,180	14,802,436

Options to purchase 1,367,000 and 373,000 shares of our common stock outstanding at June 30, 2013, and 2012, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because they were anti-dilutive.  The outstanding 375 shares of convertible preferred stock outstanding at June 30, 2013 and 2012, and $2,630,000, and $570,000 in convertible debt at June 30, 2013 and 2012, respectively, were not included in the computation of diluted net income (loss) per share because they were also anti-dilutive.

3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the quarter ended June 30, 2013 has had or is expected to have a material impact on the consolidated financial statements.

4.

RECEIVABLES

Receivables consist of the following:

	June 30, 2013	December 31, 2012
Calmare® Sales Receivable	$ 4,406	$ 212,774
Royalties, net of allowance of $101,154 at June 30, 2013 and December 31, 2012	-	-
LSQ Funding	8,659	-
Other	3,985	3,591
Total receivables	$ 17,050	$ 216,365

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

In September 2009 we announced the formation of a joint venture with Xion for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity.  CTTC currently owns 60 shares of common stock or 30% of the outstanding stock of privately held Xion.

6.

FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), "Fair Value Measurement" ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company classified the derivative liability of $111,194 and $119,922 at June 30, 2013 and December 31, 2012, respectively, in Level 2 of the fair value hierarchy.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash, Accounts Receivable, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities, Deferred Revenue, and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
Prepaid royalties	$ 25,000	$ -
Prepaid legal fees	15,000	46,813
Prepaid insurance	6,354	17,473
Prepaid stock listing fees	7,500	-
Other	7,110	14,441
Prepaid expenses and other current assets	$ 60,964	$ 78,727

8.

PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2013	December 31, 2012
Property and equipment, gross	177,537	$ 189,633
Accumulated depreciation and amortization	(163,643)	(162,816)
Property and equipment, net	$ 13,894	$ 26,817

Depreciation and amortization expense was $2,523 and $4,859 during the three and six months ended June 30, 2013, and $3,990 and $7,454 for the three and six months ended June 30, 2012.

9.

ACCOUNTS PAYABLE, GENERAL

	June 30, 2013	December 31, 2012

Legal fees payable	$ 941,140	$ 930,353
Consulting fees payable	619,496	563,787
Directors fees and expenses payable	148,096	147,254
Audit/accounting fees payable	8,816	103,503
Patent fees payable	17,615	-
Marketing/PR/IR expenses payable	23,852	-
Public company expenses payable	17,103	-
Other payables	40,126	61,449
Accounts Payable, General	$ 1,816,244	$ 1,806,346

10.

ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2013	December 31, 2012
Royalties payable	$ 107,590	$ 182,052
Accrued audit fees payable	55,500	80,000
Over advance, factoring fees LSQ Funding	-	77,464
Commissions payable	3,687	48,722
Accrued interest payable	149,418	85,184
Accrued consulting fees	181,726	167,726
Accrued directors fees and expenses	50,718	-
Customer deposit	20,000	20,000
Other	96,719	112,216
Accrued expenses and other liabilities	$ 665,358	$ 773,364

11.

NOTES PAYABLE

In December 2011, the Company issued a 90-day note payable to borrow $100,000 from a director, now the chairman of our Board.  Additional notes payable were issued to the same individual in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); in December 2012 ($280,000); in January 2013 ($190,000); in February 2013 ($115,000); in March 2013($200,000); in April 2013 ($320,000); in May 2013 ($230,000); and in June 2013 ($40,000).  The proceeds from these notes ($2,405,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at June 30, 2013; 6.00% simple interest is payable monthly in advance; all of these notes are classified as short term, with due dates in March, April and June of 2014.

At June 30, 2013, $2,505,000 of the outstanding were Notes payable to related parties; $2,405,000 to the chairman of our Board and $100,000 to another director.  Subsequent to June 30, 2013, an additional $53,000 was borrowed from our chairman.  The terms and conditions are as noted above.

Subsequent to June 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc. under which Tonaquint, Inc. was issued a $112,500 convertible promissory note in consideration for $100,000.  The note is convertible at a conversion price of $0.30 per share at any time.  The note bears interest at 7% and is due in May 2014.  Tonaquint, Inc. was also issued a market-related warrant with a cashless exercise feature for the note value.

12.

SHAREHOLDERS’ INTEREST

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”).  During the three months ended March 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.  During the three months ended March 31, 2012, the Company granted 70,000 options to non-employee directors which were fully vested upon issuance.

During the three months ended March 31, 2013, the Company granted 1,000,000 options to our CEO.  As approved by the Board of Directors these options granted will vest over a four year period, with 200,000 options vesting upon issuance.  No options were granted to employees during the three and six months ended June 30, 2012.

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

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	99.2% - 100.3%	86.7% - 87.1%
Risk-free interest rates (3)	0.63%	0.89%
Expected lives (2)	2.0-4.0 YEARS	5 YEARS

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

During the three and six months ended June 30, 2013, the Company recognized expense of $0 and $14,250 for stock options issued to directors and expense of $17,200 and $97,467 for stock options issued to our CEO.  During the three and six months ended June 30, 2012, the Company recognized expense of $0 and $58,630, for stock options issued to directors.  No stock options were issued to directors or employees during the three months ended June 30, 2012.

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

The rights of the Series C Convertible Preferred Stock are as follows:

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of June 30, 2013, dividends declared were $56,247, of which $4,675 and $9,298 were declared during the three months and six ended June 30, 2013, respectively, and $37,500 have not been paid and are shown in accrued and other liabilities at June 30, 2013.

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

The Company recorded a convertible preferred stock derivative liability of $111,194 and $119,922, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at June 30, 2013, and December 31, 2012, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2013 and December 31, 2012 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

During the six months ended June 30, 2013, the Company entered into an Equity Purchase Agreement with Southridge Partners II, L.P. (“Southridge”).  Under the terms of the Purchase Agreement, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares").  During the two year term of the Purchase Agreement, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares.  Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares.  Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding.  Additionally, Southridge may not execute any short sales of the Company's common stock.

During the six months ended June 30, 2013, the Company has issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During the six months ended June 30, 2013, the Company negotiated a Liabilities Purchase Agreement with Southridge Partners II, LP.  This agreement takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding.  The process, if approved by the court, has the potential to eliminate about $2 million of our financial obligations to existing creditors. There can be no assurance that CTTC will be successful in completing this process with Southridge.

13.

CONTRACTURAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2013, CTTC and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,701 and $198,655, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC recorded $87 and $0 expense reducing that obligation in the six months ended June 30, 2013 and June 30, 2012, respectively.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognized $680 and $817 of these obligations during the six months ended June 30, 2013 and June 30, 2012, respectively.

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

Since the existing lease expires on November 30, 2013, and renewal is currently being negotiated, at June 30, 2013, there were no future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year.  The future minimum rental payments required under operating leases with remaining non-cancelable lease terms less than one year were approximately $30,000 at June 30, 2013.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  The Company closed that office in July 2012 and closed out the lease, agreeing to forfeit the security deposit and pay the landlord a fee of $15,000 of which $9,000 remains unpaid at June 30, 2013.

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

At June 30, 2013, $2,505,000 of the outstanding were Notes payable to related parties; $2,405,000 to the chairman of our Board and $100,000 to another director.  Subsequent to June 30, 2013, an additional $53,000 was borrowed from our chairman.  The terms and conditions are as described in Note 11.  At December 31, 2012, $1,310,000 of the outstanding Notes were Notes payable to a related party, the chairman of our Board, and $100,000 to another director.

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

Results of Operations – Three months ended June 30, 2013 vs. three months ended June 30, 2012

Summary of Results

We incurred a net loss of $677,000 or $0.04 per basic and diluted share for the three months ended June 30, 2013, compared to a net loss of $942,000 or $0.06 per basic and diluted share for the three months ended June 30, 2012.  As explained in detail below, the net loss reflects an increase of $28,000 in gross revenue, an increase of $73,000 in gross profit from product sales and a decrease in other expenses of $238,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the three months ended June 30, 2013, we recorded $136,000 in revenue from the sale and shipment of 2 Calmare® pain therapy medical devices, with a cost of product sales of $46,000.  In the three months ended June 30, 2012, we recorded $63,000 in revenue from the sale and shipment of one Calmare® pain therapy medical devices; with a cost of product sales of $45,000.

Other Revenue

Retained royalties for the three months ended June 30, 2013 were $4,000, which was $48,000 or 92% less than the $52,000 of retained royalties reported in the three months ended June 30, 2012.  The 2012 amount included the receipt of a $40,000 royalty payment received for 2011 which was greater than our original estimates.

Other income for the three months ended June 30, 2013, was $10,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($2,000) and rental income ($8,000) from customers who were renting Calmare® pain therapy medical devices from us.  In the three months ended June 30, 2012, other income was $8,000, including payments for the sale of supplies such as electrodes and cables for use with our Calmare® devices ($5,000) and rental income ($3,000) from customers who were renting Calmare® pain therapy medical devices from us.

Expenses

Total expenses were $781,000 in the three months ended June 30, 2013, compared to $1,019,000 in the three months ended June 30, 2012, a decrease of $238,000 or 23%.

Selling expenses were $36,000 in three months ended June 30, 2013, compared to $94,000 in the three months ended June 30, 2012.  The decrease of $58,000 reflects an increase of $16,000 in commission expenses due to the sale of an additional Calmare® device in 2013, which was offset by a decrease of $9,000 in domestic patent legal expenses as well as a decrease of $14,000 in foreign patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies combined with a decrease of $51,000 in patent and translation fees related to working with the inventor of the Calmare® device resulting from the transfer of the contractual obligation to pay patent costs back to the inventor.

Personnel and consulting expenses were $279,000 in the three months ended June 30, 2013, as compared to $502,000 in the three months ended June 30, 2012, a decrease of $223,000 or 44%.  Personnel related expenses were $218,000 in the three months ended June 30, 2013, as compared to $146,000 in the three months ended June 30, 2012, an increase of $72,000 primarily due to the addition of a new CEO in November 2012, as well as the expense during the three months ended June 30, 2013 ($17,000) related to the granting of 1,000,000 options to our CEO during the three months ended March 31, 2013.  No options were granted to employees in 2012.  The increased personnel related expenses were offset by reductions in consulting fees ($295,000), primarily due to the termination of services related to obtaining private insurance and Medicare reimbursement approval for our Calmare medical device ($178,000) as well as the termination of the contract for the Managing Director for International Business Development ($77,000); in addition, the management services fees for our former contracted CEO ($30,000) were discontinued when the employee CEO was hired in November 2012.

General and administrative expenses were $413,000 in the three months ended June 30, 2013, a decrease of $11,000 from $424,000 in the three months ended June 30, 2012

The change reflects increases in travel expenses ($26,000) due primarily to the increased travel of the new CEO during the quarter, offset by reductions due to the departure of one nurse trainer in the three months ended June 30, 2012; increases in directors fees and expenses, including liability insurance ($8,000); increased investor and public relations expenses ($3,000); increased investment banking expenses ($3,000); increased corporate legal expenses ($3,000); increased audit and tax services fees ($6,000) both related to the timing of activities; increased marketing expenses ($7,000) and increases in postage and delivery supply expenses ($5,000).  These increases were offset by reductions in legal fees associated with litigation ($38,000); rent and associated expenses due to closing the North Carolina office during 2012 ($7,000); proxy and annual meeting expenses, due to reductions in the contracted services ($8,000); financing charges ($7,000); miscellaneous expenses, banking fees, miscellaneous taxes and other fees ($4,000); depreciation expense ($1,000); and a decrease in bad debt expense due to expenses related to a former employee which were incurred in the three months ended June 30, 2012 and did not recur in 2013 ($7,000).

Interest expense was $44,000 in the three months ended June 30, 2013, compared to $13,000 in the three months ended June 30, 2012, an increase of $31,000 due to an increase in the use of debt financing.

Unrealized loss on derivative instrument of $9,000 in three months ended June 30, 2013 as compared to the $14,000 gain recorded in the three months ended June 30, 2012, reflects the difference in the portion of the Class C Preferred stock which is based on changes in the price of the Company’s common shares at the end of each period (see Note 12 for details).

Results of Operations – Six months ended June 30, 2013 vs. six months ended June 30, 2012

Summary of Results

We incurred a net loss of $1,459,000 or $0.09 per basic and diluted share for the six months ended June 30, 2013, compared to a net loss of $1,737,000 or $0.12 per basic and diluted share for the six months ended June 30, 2012.  As explained in detail below, the net loss reflects a decrease of $269,000 in gross revenue, a decrease of $126,000 in gross profit from product sales and a decrease in other expenses of $416,000.

Revenue and Gross Profit from Sales

Revenue from product sales:  In the six months ended June 30, 2013, we recorded $136,000 in revenue from the sale and shipment of 2 Calmare® pain therapy medical devices, with a cost of product sales of $65,000.  In the six months ended June 30, 2012, we recorded $392,000 in revenue from the sale and shipment of seven Calmare® pain therapy medical devices; with a cost of product sales of $196,000.

Other Revenue

Retained royalties for the six months ended June 30, 2013 were $18,000, which was $46,000 or 72% less than the $64,000 of retained royalties reported in the six months ended June 30, 2012.  . The 2012 amount included the receipt of a $40,000 royalty payment received for 2011 which was greater than our original estimates.

Other income for the six months ended June 30, 2013, was $58,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($4,000) and rental income ($16,000) from customers who were renting Calmare® pain therapy medical devices from us.  In addition, we received a one-time payment from one of our insurance companies for its conversion to a stock insurance company ($38,000). In the six months ended June 30, 2012, other income was $23,000, including payments for training and the sale of supplies such as electrodes and cables for use with our Calmare® devices ($12,000) and rental income ($11,000) from customers who were renting Calmare® pain therapy medical devices from us.

Expenses

Total expenses were $1,606,000 in the six months ended June 30, 2013, compared to $2,022,000 in the six months ended June 30, 2012, a decrease of $416,000 or 21%.

Selling expenses were $104,000 in six months ended June 30, 2013, compared to $181,000 in the six months ended June 30, 2012.  The decrease of $77,000 reflects a decrease of $13,000 in domestic patent legal expenses offset by an increase of $2,000 in foreign patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies combined with a decrease of $22,000 in commission expenses due to fewer sales of Calmare® devices and a decrease of $44,000 in patent and translation fees related to working with the inventor of the Calmare® device resulting from the transfer of the contractual obligation to pay patent costs back to the inventor.

Personnel and consulting expenses were $620,000 in the six months ended June 30, 2013, as compared to $834,000 in the six months ended June 30, 2012, a decrease of $214,000 or 26%.  Personnel related expenses were $503,000 in the six months ended June 30, 2013, as compared to $333,000 in the quarter ended June 30, 2012, an increase of $170,000 primarily due to the addition of a new employee CEO in 2013, as well as the expense related to the granting of 1,000,000 options, 20% of which vested immediately, to our CEO during the six months ended June 30, 2013 ($97,000).  No options were granted to employees in 2012.  The increased personnel related expenses were offset by reductions in consulting fees ($384,000), primarily due to the termination of services related to obtaining private insurance and Medicare reimbursement approval for our Calmare medical device ($202,000) as well as the termination of the contract for the Managing Director for International Business Development ($111,000); in addition, the management services fees for our former contracted CEO ($62,000) were discontinued when the employee CEO was hired in November 2012, and other consultant’s fees were reduced due to reduced scope of work ($9,000).

General and administrative expenses were $814,000 in the six months ended June 30, 2013, a decrease of $162,000 from $976,000 in the six months ended June 30, 2012.

The change reflects decreases in legal fees associated with litigation ($72,000), decreased corporate legal expenses ($10,000); decreases in directors' fees and expenses ($110,000), primarily due the lower stock option expense reflecting a lower stock price and lower fees and expenses due to fewer meetings offset by higher liability insurance expenses; decreases in marketing expenses ($8,000); decreases in rent and associated expenses due to closing the North Carolina office during 2012 ($17,000); decreases in proxy and annual meeting expenses, due to reductions in the contracted services ($13,000); decreased financing charges ($5,000); decreases in maintenance expenses, banking fees, dues and subscription expenses, property tax expenses ($9,000); a reduction in depreciation expense ($3,000); and a decrease in bad debt expense ($2,000) due to expenses related to a former employee which were incurred in the three months ended June 30, 2012 which were offset by writing off the unpaid balance of a commission advance to a former contracted salesman in 2013.  The decreases were offset by increase in travel expenses ($39,000) due primarily to the increased travel of the new CEO during the quarter, offset by reductions due to the departure of one nurse trainer in the three months ended June 30, 2012; increased investment banking expenses ($17,000); increased audit and tax services fees ($15,000) related to the timing of activities; increased investor and public relations expenses ($9,000); increased insurance expenses ($3,000); increases in miscellaneous expenses, postage fees, miscellaneous taxes and other fees ($4,000)

Interest expense was $77,000 in the six months ended June 30, 2013, compared to $22,000 in the six months ended June 30, 2012, an increase of $55,000 due to an increase in the use of debt financing.

Unrealized gain on derivative instrument of $9,000 in six months ended June 30, 2013 as compared to the $9,000 loss recorded in the six months ended June 30, 2012, reflects the difference in the portion of the Class C Preferred stock which is based on changes in the price of the Company’s common shares at the end of each period (see Note 12 for details).

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock.  At June 30, 2013, we had outstanding debt in the form of promissory notes totaling $2,630,000.

During fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At June 30, 2013, the Company had no factored accounts.

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

At June 30, 2013, the Company's balance sheet showed cash of $24,000.  This is compared to $74,000 cash at December 31, 2012.  The net loss of $1,459,000 for the six months ended June 30, 2013 contained non-cash inflow of $137,000 and net cash inflow related to changes in assets and liabilities of $176,000, resulting in cash used in operations of $1,146,000.  During the six-month period ending June 30, 2013, the Company issued notes payable to borrow $1,095,000.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company has incurred operating losses since fiscal 2006.  During the three and six month periods ended June 30, 2013 and June 30, 2012, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Debt Financing

In December 2011, the Company issued a 90-day note payable to borrow $100,000 from a director, now the chairman of our Board.  Additional notes payable were issued to the same individual in January 2012 ($100,000); in April 2012 ($100,000), in May 2012 ($25,000); in June 2012 ($20,000); in July 2012 ($325,000); in August 2012 ($50,000); in September 2012 ($15,000); in October 2012 ($165,000); in November 2012 ($130,000); in December 2012 ($280,000); in January 2013 ($.190,000); in February 2013 ($115,000); in March 2013($200,000); in April 2013 ($320,000); in May 2013 ($230,000); and in June 2013 ($40,000).  The proceeds from these notes ($2,405,000) were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date (the date the funds are received) at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended September 30, 2013.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000).  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at June 30, 2013; 6.00% simple interest is payable monthly in advance; all of these notes are classified as short term, with due dates in March, April and June of 2014.

At June 30, 2013, $2,505,000 of the outstanding were Notes payable to related parties; $2,405,000 to the chairman of our Board and $100,000 to another director.  Subsequent to June 30, 2013, an additional $53,000 was borrowed from our chairman.  The terms and conditions are as noted above.

Subsequent to June 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc. under which Tonaquint, Inc. was issued a $112,500 convertible promissory note in consideration for $100,000.  The note is convertible at a conversion price of $0.30 per share at any time.  The note bears interest at 7% and is due in May 2014.  Tonaquint, Inc. was also issued a market-related warrant with a cashless exercise feature for the note value.

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

Contractual Obligations and Contingencies

In November 2010, the Company entered into a three-year operating lease office spaces.  The obligations are significantly less than the previous lease, averaging $70,000 per year for the three-year term.  The existing lease expires on November 30, 2013 and renewal is currently being negotiated, at June 30, 2013.  The future minimum rental payments required under operating leases with remaining non-cancelable lease terms less than one year were approximately $30,000 for 2013.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  The Company closed that office in July 2012 and closed out the lease, agreeing to forfeit the security deposit and pay the landlord a fee of $15,000 of which $9,000 remains unpaid at June 30, 2013.

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

As of June 30, 2013, CTTC and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,701 and $198,655, respectively, in consideration of grant funding received in 1994 and 1995.  CTTC recorded $87 and $0 expense reducing that obligation in the six months ended June 30, 2013 and June 30, 2012, respectively.  CTTC also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognized $680 and $817 of these obligations during the six months ended June 30, 2013 and June 30, 2012, respectively.

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

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)

Change in Internal Controls

During the period ending June 30, 2013, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities in the six months ended June 30, 2013.

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

* to be included by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.

(the registrant)

By /s/ Carl O’Connell.

Carl O’Connell

President  and Chief Executive Officer,

August 13, 2013

Authorized Signer

By /s/ Johnnie D. Johnson.

Johnnie D. Johnson

Chief Financial Officer, Chief Accounting

August 13, 2013

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