Form 10-Q
period 2013-09-30
COMPETITIVE TECHNOLOGIES INC
filed 2013-11-20
CIK 102198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 19, 2013 was 19,176,789 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$89,986	$74,322
Receivables, net of allowance of $101,154 at September 30, 2013, and December 31, 2012	61,658	216,365
Inventory, finished goods	4,308,220	4,360,156
Prepaid expenses and other current assets	223,139	78,727
Total current assets	4,683,003	4,729,570

Property and equipment, net	10,343	26,817
Security deposits	15,000	15,000
TOTAL ASSETS	$4,708,346	$4,771,387

Liabilities and Shareholders' Interest (Deficit)
Current Liabilities:
Accounts payable, general	$537,129	$1,806,346
Liabilities under claims purchase agreement	2,093,303	-
Accounts payable, GEOMC	4,182,380	4,181,225
Accrued expenses and other liabilities	635,868	773,364
Notes payable	2,354,175	1,310,000
Conversion feature derivative liability	47,250	-
Deferred Revenue	8,000	9,600
Warrant liability	61,286	-
Series C convertible preferred stock derivative liability	132,833	119,922
Preferred stock liability	375,000	375,000
Total current liabilities	10,427,224	8,575,457

Long Term Notes Payable	-	225,000
Total Liabilities	10,427,224	8,800,457

Commitments and Contingencies
Shareholders’ interest (deficit):
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 19,176,789 shares issued and outstanding at September 30, 2013 and 15,237,304 shares issued and outstanding at December 31, 2012 (see Note 12)	191,767	152,373
Capital in excess of par value	45,699,672	45,367,796
Accumulated deficit	(51,670,992)	(49,609,914)
Total shareholders’ interest (deficit)	(5,718,878)	(4,029,070)

TOTAL LIABILITIES AND SHAREHOLDERS' INTEREST (DEFICIT)	$4,708,346	$4,771,387

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
Revenue
Product sales	$290,042	$310,867
Cost of product sales	119,939	100,134
Gross profit from product sales	170,103	210,733

Other Revenue
Retained royalties	22,332	5,955
Other income	14,499	16,634
Total other revenue	36,831	22,589

Expenses

Selling expenses	22,569	125,633
Personnel and consulting expenses	219,379	277,493
General and administrative expenses	450,272	393,023
Interest expense	67,058	18,628
Unrealized loss on derivative instruments	49,865	15,434
Total Expenses	809,143	830,211

Income (loss) before income taxes	(602,209)	(596,889)
Provision (benefit) for income taxes	-	-

Net income (loss)	$(602,209)	$(596,889)

Basic income (loss) per share	$(0.04)	$(0.04)

Basic weighted average number of common shares outstanding:	16,867,971	15,184,765

Diluted income (loss) per share	$(0.04)	$(0.04)

Diluted weighted average number of common shares outstanding:	16,867,971	15,184,765

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Revenue
Product sales	$426,142	$703,113
Cost of product sales	185,132	295,925
Gross profit from product sales	241,010	407,188

Other Revenue
Retained royalties	40,092	70,337
Interest income	-	1,496
Other income	72,821	39,327
Total other revenue	112,913	111,160

Expenses

Selling expenses	126,502	306,889
Personnel and consulting expenses	839,118	1,111,058
General and administrative expenses	1,264,448	1,369,128
Interest expense	143,796	40,923
Unrealized loss on derivative instruments	41,137	24,317
Total Expenses	2,415,001	2,852,315

Income (loss) before income taxes	(2,061,078)	(2,333,967)
Provision (benefit) for income taxes	-	-

Net income (loss)	$(2,061,078)	$(2,333,967)

Basic income (loss) per share	$(0.13)	$(0.16)

Basic weighted average number of common shares outstanding:	16,205,578	14,930,809

Diluted income (loss) per share	$(0.13)	$(0.16)

Diluted weighted average number of common shares outstanding:	16,205,578	14,930,809

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Shareholders' Interest (Deficit)
For the Nine Months Ended September 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Capital in excess		Total shareholders’
	Shares outstanding	Amount	Shares outstanding	Amount	of par value	Accumulated deficit	interest (deficit)

Balance January 1, 2013	2,427	$60,675	15,237,304	$152,373	$45,367,796	$(49,609,914)	$(4,029,070)

Net income (loss)	-	-	-	-	-	(2,061,078)	(2,061,078)
Common shares issued into escrow (Note 12)	-	-	1,000,000	10,000	(10,000)	-	-
Common shares issued to settle accounts payable, general and accrued expenses	-	-	1,300,000	13,000	250,000	-	263,000
Common stock issued to directors	-	-	21,250	212	7,443	-	7,655
Stock option compensation expense	-	-	-	-	100,615		100,615
Common Stock issued in accordance with liability purchase agreement	-	-	1,618,235	16,182	(16,182)	-	-

Balance September 30, 2013	2,427	$60,675	19,176,789	$191,767	$45,699,672	$(51,670,992)	$(5,718,878)

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:

Net income (loss)	$(2,061,078)	$(2,333,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,410	10,995
Stock option compensation expense	100,615	138,630
Share-based compensation – common stock	7,655	-
Share-based consulting fees – common stock	-	35,000
Loss on disposal of property and equipment	-	4,817
Bad debt expense	5,000	-
Warrant amortization	13,775	-
Noncash finance charges	102,710	-
Unrealized loss on derivative instrument	41,137	24,317
Changes in assets and liabilities:
Receivables	149,707	(124,501)
Restricted cash	-	750,000
Prepaid expenses and other current assets	118,588	40,358
Inventory	60,000	(180,000)
Accounts payable, accrued expenses and other liabilities	182,745	764,091
Deferred revenue	(1,600)	-
Net cash used in operating activities	(1,272,336)	(870,260)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,000)
Decrease in security deposits	-	2,275
Cash used in investing activities	-	(17,725)

Cash flows from financing activities:
Proceeds from note payable	1,288,500	1,125,000
Repayment of note payable	-	(265,000)
Cash provided by financing activities	1,288,500	860,000

Net increase (decrease) in cash	15,664	(27,985)

Cash at beginning of period	74,322	28,485

Cash at end of period	$89,986	$500

Supplemental Cash Flow Information:
Cash paid for interest	$15,096	4,559

Supplemental disclosure of non-cash transactions:

During September 2013, the Company issued 1,618,235 shares of its common stock as the first tranche in its Liabilities Purchase Agreement (see Note 10).

During September 2013, the Company issued 1,000,000 shares of its common stock at $0.18 per share for legal services to its former legal team, Cutler Law Group (“CLG”), for services to be billed in the 2013-2014 fiscal year. As CTI has changed counsel since, management has requested the return of 950,000 shares, while the remaining 50,000 shares priced at $ 0.18 will cure any outstanding issues. As of November 13, 2013, CLG has neither returned the 1,000,000 shares nor accepted the 50,000 shares.

During July 2013, The Company allocated $45,100 of proceeds from the Tonaquint, Inc. note payable (see Note 12) to a warrant and conversion feature derivative liability.

During July 2013, the Company issued 200,000 shares of its common stock at $0.20 per share for legal services.

During the nine months ended September 30, 2013, the Company transferred a rental asset with a net book value (“NBV”) of approximately $8,000 to inventory.

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

During July 2012, the Company issued 240,000 shares of its common stock at $0.8333 per share to settle $200,000 of accrued liabilities.

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

Competitive Technologies, Inc. (“CTI”) and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. (“VVI”), (collectively, “we” or “us”) is a biotechnology company developing and commercializing innovative products and technologies, worldwide. CTI is the licensed distributor of the non-invasive Calmare® pain therapy medical device, which incorporates the biophysical “Scrambler Therapy”® technology developed to treat neuropathic and cancer-derived pain by Professor Giuseppe Marineo.

These consolidated financial statements include the accounts of CTI and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the next full fiscal year ending December 31, 2013.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on May 31, 2013.

During the three and nine months ended September 30, 2013, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare devices, in the three and nine months ended September 30, 2013, was 91% and 83%, respectively; and 97% and 89% in the three and nine months ended September 30, 2012; respectively.  Additionally, the percentage of gross revenue attributed to other Calmare related sales of equipment and training, in both the three and nine months ended September 30, 2013, was 2%; and 1.0% and 2.0%, in the three and nine months ended September 30, 2012, respectively.  We continue to attempt to expand our sales activities for the Calmare device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006.  The Company has taken steps to significantly reduce its operating expenses going forward and expects revenue from sales of Calmare medical devices to grow.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare devices not occur the Company may not have sufficient cash flow to fund operating expenses beyond the first quarter of 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining, legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, short and long term borrowing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At September 30, 2013, the Company had $2,900,500 of outstanding debt.

During 2011, the Company entered into a factoring agreement (the “Versant Agreement”) with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow. Under the Versant Agreement, CTI had agreed to sell to Versant certain of the Company's accounts receivables. For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account. The percentage is based on the time it takes Versant to collect on the account. As part of the Versant Agreement, the Company and Versant entered into a security agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable. During the fourth quarter of 2012, the Company ended the Versant Agreement and entered into a new factoring agreement with LSQ Funding (the “LSQ Agreement”). The LSQ Agreement provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances. At September 30, 2013, the Company had one factored account.

Sales and rentals of our Calmare device and associated supplies continue to be the major source of revenue for the Company. The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. CTI's 2007 agreement with Giuseppe Marineo ("Marineo"), the inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology; the territorial rights were modified in the July 2012 amendment discussed below. The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Marineo and Delta. That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., Ltd. (“GEOMC,” formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare pain therapy medical device, based on Marineo's Scrambler Therapy technology. This original GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand. As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTI will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners. As agreed, Marineo has assumed, or is in the process of assuming, management responsibility for pre-existing distribution agreements for countries outside the focus region.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with commissioned sales representatives to sell devices. During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in fiscal 2012. Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Departments of Defense and of Veterans Affairs. Sales to these physicians and medical practices, and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

We record revenue from the sales of inventory when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable; delivery has occurred and our customer has taken title; and collectability is reasonably assured.  We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device.  We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers.  Therefore, all product sales are recorded following a gross revenue methodology.

2.    NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Denominator for basic net income (loss) per share, weighted average shares outstanding	16,867,971	16,205,578	15,184,765	14,930,809
Dilutive effect of common stock options	N/A	N/A	N/A	N/A
Dilutive effect of Series C convertible preferred stock and convertible debt	N/A	N/A	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	16,867,971	16,205,578	15,184,765	14,930,809

Options to purchase 572,000 and 343,000 shares of our common stock outstanding at September 30, 2013, and 2012, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because they were anti-dilutive.  The outstanding 375 shares of convertible preferred stock outstanding at September 30, 2013 and 2012,  $2,900,500, and $960,000 in convertible debt at September 30, 2013 and 2012, respectively, and the warrant issued to Tonaquint, Inc. (see Note 10) were not included in the computation of diluted net income (loss) per share because they were also anti-dilutive.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the quarter ended September 30, 2013 has had or is expected to have a material impact on the consolidated financial statements.

4.    RECEIVABLES

Receivables consist of the following:

	September 30, 2013	December 31, 2012
Calmare® Sales Receivable	$51,645	$212,774
Royalties, net of allowance of $101,154 at September 30, 2013 and December 31, 2012	9,619	-
Other	394	3,591
Total receivables	$61,658	$216,365

5.    AVAILABLE-FOR-SALE AND EQUITY SECURITIES

The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at a fair value of zero, consisted of shares in Security Innovation and Xion Pharmaceutical Corporation (“Xion”).  We own 223,317 shares of stock in the privately held Security Innovation, an independent provider of secure software located in Wilmington, MA.

In September 2009 we announced the formation of a joint venture with Xion for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity.  CTI currently owns 60 shares of common stock or 30% of the outstanding stock of privately held Xion.

6.    FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Fair Value Measurement (“ASC 820”), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 -	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2 -	Inputs to the valuation methodology include:
	●	Quoted prices for similar assets or liabilities in active markets;
	●	Quoted prices for identical or similar assets or liabilities in inactive markets;
	●	Inputs other than quoted prices that are observable for the asset or liability;
	●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 13) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability.  The Company classified the derivative liability of $132,833 and $119,922 at September 30, 2013 and December 31, 2012, respectively, in Level 2 of the fair value hierarchy.

The warrant issued in connection with the Tonaquint Note (the “Tonaquint Warrants,”see  Note 12) are measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore do not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $61,286 at September 30, 2013, and $26,076 upon issuance July 16, 2013, in Level 3 of the fair value hierarchy.

Similarly, the conversion feature of the Tonaquint Note (Note 12) also contains “down-round” protection and therefore does not met the scope exception under FASB ASC 815.  The Company classified the derivative liability of $47,250 at September 30, 2013, and $19,024 upon issuance at July 16, 2013,  in Level 3 of the fair value hierarchy.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

The carrying amounts reported in our Condensed Consolidated Balance Sheet for Cash, Accounts Receivable, Accounts Payable, Notes Payable, Accrued Expenses and Other Liabilities, Deferred Revenue, and Preferred Stock Liability approximate fair value due to the short-term maturity of those financial instruments.

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
Prepaid legal fees	$175,312	$46,813
Prepaid insurance	9,666	17,473
Other	38,161	14,441
Prepaid expenses and other current assets	$223,139	$78,727

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2013	December 31, 2012
Property and equipment, gross	$177,537	$189,633
Accumulated depreciation and amortization	(167,194)	(162,816)
Property and equipment, net	$10,343	$26,817

Depreciation and amortization expense was $3,551 and $8,410 during the three and nine months ended September 30, 2013; and, $3,541 and $10,995 for the three and nine months ended September 30, 2012.

9.           ACCOUNTS PAYABLE, GENERAL

	September 30, 2013	December 31, 2012

Legal fees payable	$74,052	$930,353
Consulting fees payable	196,637	563,787
Directors fees and expenses payable	159,250	147,254
Audit/accounting fees payable	14,742	103,503
Patent fees payable	18,694	-
Public company expenses payable	28,491	-
Other payables	45,263	61,449
Accounts Payable, General	$537,129	$1,806,346

10.          LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the nine months ended September 30, 2013, the Company negotiated a liabilities purchase agreement (“LPA”) with Southridge Partners II, LP (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap, LLC (“ASC Recap”) accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of its common stock to ASC Recap, however at September 30, 2013, no creditors had yet been paid from the proceeds.

There can be no assurance that CTI will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

11.           ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2013	December 31, 2012
Royalties payable	$99,082	$182,052
Accrued interest payable	200,052	85,184
Accrued consulting fees payable	2,001	167,726
Accrued audit fees payable	66,141	80,000
Over advance, factoring fees LSQ Funding	43,791	77,464
Commissions payable	-	48,722
Accrued directors fees and expenses	84,000	-
Customer deposit	20,000	20,000
Accrued professional fees payable	23,417	18,017
Accrued medical device excise tax payable	5,089	-
Other	92,295	94,199
Accrued expenses and other liabilities	$635,868	$773,364

12.           NOTES PAYABLE

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013 (through September 30, 2013)	$1,188,000
2012	1,210,000
2011	100,000
Total	$2,498,000

The proceeds from these notes were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date –the date the funds are received – at  a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended December 31, 2013.

A total of $505,000 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that CTI will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, CTI continues to accrue interest on these notes and they remain convertible as described above.

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes. Additional 24-month convertible promissory notes totaling $25,000 and $100,000 were issued in April 2012 and in June 2012; respectively. Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at September 30, 2013; 6.00% simple interest is payable monthly in advance; and all of these notes are classified as short term, with due dates in March, April, and June of 2014.

At September 30, 2013, $2,598,000 of the outstanding were Notes payable to related parties, $2,498,000 to the chairman of our Board, and $100,000 to another director. Subsequent to September 30, 2013, an additional $20,000 was borrowed from our chairman. The terms and conditions are as noted above.

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consists of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discounted is amortized over the life of the note.  The note is convertible at an initial conversion price of $0.30 per share at any time, and contains a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bears interest at 7% and is due in May 2014; with five monthly installment payments of principal, accrued interest and any outstanding fees or allowed expenses beginning in January 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant has a $0.35 exercise price, a 5-year term and includes a “down-round protection” feature that requires it to be classified as a liability rather than as equity (see Note 6).

We estimated the fair value of each component on the issue date and the conversion date using a Black-Scholes pricing model with the following assumptions:

	Warrant - July 16, 2013	Warrant – September 30, 2013	Derivative – July 16, 2013	Derivative – September 30, 2013
Expected term	5 years	4.79 years	0.83 years	0.63 years
Volatility	124.51%	131.31%	192.87%	214.09%
Risk Free Rate	1.38%	1.39%	0.10%	0.04%

The proceeds of the Note were allocated to the three components as follows:

	Proceeds allocated at issue date – July 16, 2013	Value at September 30, 2013
Tonaquint Note	$57,400	$71,175
Tonaquint Warrant	$26,076	$61,286
Embedded conversion option derivative liability	$19,024	$47,250
Total	$102,500	$179,711

During the nine months ended September 30, 2013 the Company issued a convertible promissory note payable to Southridge as part of its equity purchase agreement (“EPA”) (see Note 13) in the amount of $65,000. The note is due December 31, 2013 and may be converted to shares of CTI’s common stock at any time after August 31, 2013. The conversion price is variable at the greater of $0.25 and 50% of the current market price, which is defined by the note to be the average of the 5 lowest VWAP prices for the 10 trading days immediately preceding the conversion date. The Note was issued to cover the holder’s expenses and fees associated with the EPA and does not have an interest component.  Subsequent to September 30, 2013, the note holder has requested conversion, so this Note is expected to be converted to shares of common stock during the quarter ending December 31, 2013, prior to the due date.

Subsequent to September 30, 2013, the Company issued a six-month convertible note payable to Southridge as part of its LPA (see Note 10) in the amount of $12,500, to cover legal expenses. The convertible note is convertible into the Company’s common stock at 75 % of the lowest closing bid price during the twenty (20) trading days prior to conversion.

13. SHAREHOLDERS’ INTEREST

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the three months ended March 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance. During the three months ended September 30, 2013, the Company granted 5,000 options which were fully vested upon issuance to two non-employee directors who had served as chairman, as approved by the Board of Directors. During the three months ended March 31, 2012, CTI granted 70,000 options to non-employee directors which were fully vested upon issuance. No options were granted to directors during the quarter ended September 30, 2012.

During the three months ended March 31, 2013, the Company granted 1,000,000 options to our then-CEO, Carl O’Connell. As approved by the Board of Directors, these options granted were expected to vest over a four (4) year period, with 200,000 options vesting upon issuance. Since his resignation on September 26, 2013, the unvested 800,000 options consequently terminated on that date, and the associated expenses incurred in the quarters ended March 31, 2013 and June 30, 2013 have been reversed. The 200,000 vested options will all expire 90 days from his resignation, per the Option Agreement. No options were granted to employees during the three and nine months ended September 30, 2012.
.

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

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months Ended	Nine months Ended
	September 30, 2013	September 30, 2012
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	99.2% - 103.1%	86.7% - 87.1%
Risk-free interest rates (3)	0.64%	0.89%
Expected lives (2)	2.0-5.0 YEARS	5 YEARS

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

During the three and nine months ended September 30, 2013, the Company recognized expense of $645 and $14,895 for stock options issued to directors and (income) expense of ($28,667) and $68,800 for stock options issued to Mr. O’Connell.  During the three and nine months ended September 30, 2012, the Company recognized expense of $0 and $138,630, for stock options issued to directors.  No stock options were issued to directors or employees during the three months ended September 30, 2012.

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

Each share of 5% preferred stock is entitled to one (1) vote.  Holders of 5% preferred stock have no preemptive or conversion rights.  The preferred stock is not registered to be publicly traded.

At its December 2, 2010 meeting, the CTI Board of Directors declared a dividend distribution of one (1) right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of CTI (the “Common Shares”).  The dividend is payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”).  Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.  This shareholder rights plan and the subsequent authorization of 20,000 shares of Class B Preferred Stock were announced with a Form 8-K filing on December 15, 2010, following CTI's finalization of the Rights Agreement with CTI's Rights Agent, American Stock Transfer & Trust Company, LLC.  The Rights Agreement was filed with the December 15, 2010, Form 8-K.  It is intended to provide the CTI Board of Directors with time for proper valuation of the Company should other entities attempt to purchase a controlling interest of CTI shares.

On December 15, 2010 the Company issued a $400,000 promissory note.  The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

On December 15, 2010, the Company's Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock at a $1,000 par value with a 5% cumulative dividend to William R. Waters, Ltd. of Canada. On December 30, 2010, 750 shares were issued. The Company converted a $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares. These transactions were necessitated to replenish the Company's operating cash which had been drawn down by the $750,000 cash collateral previously posted by CTI in a prejudgment remedy action styled John B. Nano v. Competitive Technologies, Inc., Docket No. CV10 5029318 (Superior Court, Bridgeport, CT), see Note 14 below for details.

On June 17, 2011, William R. Waters, Ltd. of Canada, advised CTI of its intent to convert one half of its Series C Convertible Preferred Stock, 375 shares, to common stock, with a conversion date of June 16, 2011. On July 14, 2011, American Stock Transfer & Trust Company was asked to issue the certificate for 315,126 shares of Common Stock. In accordance with the conversion rights detailed below, the conversion price for these shares was $1.19, which is 85% of the mid-point of the last bid price or $1.35, and the last ask price of $1.45 on June 16, 2011, the agreed upon conversion date.

The rights of the Series C Convertible Preferred Stock are as follows:

(a)
Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board.  As of September 30, 2013, dividends declared were $60,973, of which $4,726 and $14,024 were declared during the three months and nine months ended September 30, 2013, respectively, and $42,226 have not been paid and are shown in accrued and other liabilities at September 30, 2013.

(b)
Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of Common Stock

(c)	Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

(d)
Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to CTI.  However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement (see Note 14 for details).  Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

(e)
Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (1) the closing market price at the date of notice of conversion; or (2) the mid-point of the last bid price and the last ask price on the date of the notice of conversion.  The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value.  The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument.

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933.  Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $132,833 and $119,922, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at September 30, 2013, and December 31, 2012, respectively.

CTI has classified the Series C Convertible Preferred Stock as a liability at September 30, 2013 and December 31, 2012 because the variable conversion feature may require CTI to settle the conversion in a variable number of its common shares.

Common Stock

During the nine months ended September 30, 2013, the Company entered into an EPA with Southridge. Under the terms of the EPA, filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the “Shares”). During the two (2) year term of the EPA, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

Under the terms of the EPA, the Company has issued a convertible promissory note in the amount of $65,000 to Southridge (Note 12).

In addition, during the nine months ended September 30, 2013, the Company negotiated an LPA with Southridge (see Note 10). Under the terms of the LPA, the Company will issue 200,000 shares of its common stock and a convertible note in the amount of $12,500 (Note 11) as a fee to Southridge, in addition to its 25% discounted stock pricing.

During the nine months ended September 30, 2013, the Company has issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During the three and nine months ended September 30, 2013, the Company issued 3,750 and 21,250 shares of its common stock to directors under its Director Compensation Plan. The Company recorded expense of $655 and $7,655 for director stock compensation expense in the three and nine months ended September 30, 2013. No shares were issued to directors during the three and nine months ended September 30, 2012.

14.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2013, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.  CTI recorded $87 and $0 expense reducing that obligation in the nine months ended September 30, 2013 and September 30, 2012, respectively.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognized $969 and $1,306 of these obligations during the nine months ended September 30, 2013 and September 30, 2012, respectively.

We have engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nanoparticle bone biomaterial patents, among other assets and/or securities.  The Company would pay Lafferty a 10% finder's fee in the event an acquisition partner is found, which Management has deemed to be an immaterial and contingent obligation.

On November 13, 2013, CTI agreed to enter into a three year lease with Abbey Road Capital Partners for its corporate headquarters located at 1375, Kings Highway East in Fairfield, Connecticut 06824. The new lease is expected to be consummated on or before November 30, 2013 or lease end of the previous lease agreement.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for the sales and training staff in Charlotte, NC.  Obligations under this lease averaged $27,000 per year for the two-year term.  The Company closed that office in July 2012 and closed out the lease, agreeing to forfeit the security deposit and pay the landlord a fee of $15,000 of which $9,000 remained unpaid at September 30, 2013.

Carolina Liquid Chemistries Corporation, et al. (Case pending) – On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics (“Diazyme”). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case.

On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the “USPTO”) to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the USPTO’s Board of Patent Appeals and Interferences (“BPAI”) upheld the homocysteine patent. In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI. While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010. In June 2011, the examiner once again appealed the BPAI decision, was again denied. In addition to responding to this new appeal, the Company had petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined.  The Company has begun collecting unpaid amounts from various obligated companies.

Employment matters – former employee (case pends) – In September 2003, a former employee filed a “Whistleblower Complaint” with the U. S. Occupational Safety and Health Administration (“OSHA”) alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (“SarbOx”).  In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTI requested de novo review, and a hearing before an administrative law judge (“ALJ”).  In July 2005, after the close of the hearing on CTI’s appeal, the U.S. District Court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the Company rehired the employee with back pay.

On October 5, 2005, the ALJ who conducted the hearing on CTI’s appeal of the OSHA findings ruled in CTI’s favor and recommended a dismissal of the employee’s complaint. Although the employee abandoned his position upon notice of the ALJ’s decision, he subsequently filed a request for review by the DOL Administrative Review Board (“ARB”).

In May 2006, the U.S. Court of Appeals for the Second Circuit vacated the order of the district court enforcing the Secretary’s preliminary order of reinstatement and back pay.  The employee also filed a new SarbOx retaliation complaint with OSHA based on alleged black listing action by CTI following his termination.  OSHA dismissed the complaint and the employee filed a request for a hearing by an administrative law judge. Ultimately, the employee voluntarily dismissed the appeal.

In March 2008, the ARB issued an order of remand in the employee’s appeal of the October 2005 dismissal of his termination complaint, directing the ALJ to clarify her analysis utilizing the burden-shifting standard articulated by the ARB.  In January 2009, the ALJ issued a revised decision again recommending dismissal and once again the employee appealed the ruling to the ARB.  On September 30, 2011, the ARB issued a final decision and order affirming the ALJ’s decision on remand and dismissing the employee’s complaint.  The employee has appealed the ARB's decision before the U.S. Court of Appeals for the Second Circuit which has ordered the employee to file his opening brief by May 31, 2012.  Response briefs by the Solicitor's Office of the U.S. Department of Labor and CTI were submitted in August 2012.  In March 2013, the U.S Court of Appeals for the Second Circuit upheld the ARB’s decision dismissing the former employee’s complaint and denied the employee’s appeal from that order.  In April 2013, the Second Circuit terminated proceedings in that court.

John B. Nano vs. Competitive Technologies, Inc. - Arbitration (case completed) – On September 3, 2010, the Board of Directors of CTI found cause consisting of violation of fiduciary duties to the Company and violation of the CTI Corporate Code of Conduct and removed John B. Nano (“Nano”) as an officer of the Company in all capacities. On September 13, 2010, the Board of Directors also found cause consisting of violation of fiduciary duties to the Company and violation of the CTI Corporate Code of Conduct; and subsequently, removing Nano as a director of CTI’s board and in all capacities, for cause, consisting of violation of his fiduciary duties. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010. Nano was previously the chairman of the Board of Directors, president and chief executive officer of CTI.

On September 13, 2010, Nano brought an arbitration claim to the American Arbitration Association against CTI.  Nano's employment contract with the Company had called for arbitration, which Nano had demanded to resolve this conflict.  Nano sought $750,000 that he claimed was owed under his contract and claimed that he had been terminated without cause.

On September 23, 2010 the Company was served notice that Nano, had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming CTI had breached Nano’s employment contract with the Company. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2011 and December 31, 2010 balance sheets. The Company did not believe it was liable to Nano believing he was terminated for cause. The case proceeded through the arbitration process. The initial arbitration hearing began in April 2011. Additional hearing dates were held in May and June 2011. In July 2011, each party submitted a summary limited in length stating their positions.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association.  The Company requested a temporary restraining order to halt the arbitration, which was denied by the court.  The Company also requested a hearing before the Court to review the arbitration proceedings.  In August 2011, the American Arbitration Association's assigned arbitrator gave award to the Nano, despite the Company's strongly-held belief that the Board of Directors properly exercised its reasonable discretion, under the employment agreement, in finding that the former executive engaged in willful misconduct and gross negligence, and that Nano’s actions were cause for employment termination under the employment agreement and governing law.  Nano had requested a payment of $750,000, which he believed was due under his employment agreement.  Following the notification of award, the former employee filed a motion with the State of Connecticut Superior Court in Bridgeport, CT to have the award confirmed.  CTI followed with a motion to vacate the award.  A hearing on those two motions was held before a judge in October 2011.

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor Nano and granted Nano's application to confirm the award.  Following the decision, CTI settled all disputes with Nano. Pursuant to the settlement, CTI has released to Nano, from escrow, the $750,000 deposited by CTI following Mr. Nano's application for a prejudgment remedy. CTI paid an additional $25,000 as settlement of additional amounts of statutory interest.  These amounts ($775,000) had been accrued at December 31, 2011.  The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTI nor Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTI's payments to Mr. Nano were completed in the quarter ended March 31, 2012.

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

At September 30, 2013, $2,598,000 of the outstanding were Notes payable to related parties; $2,498,000 to the chairman of our Board, $505,000 of which is part of the LPA through Southridge described in Note 10, and $100,000 to another director. Subsequent to September 30, 2013, an additional $20,000 was borrowed from our chairman. The terms and conditions are as described in Note 12. At December 31, 2012, $1,310,000 of the outstanding Notes were Notes payable to a related party, the chairman of our Board, and $100,000 to another director.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on May 31, 2013, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Competitive Technologies, Inc. (“CTI”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its subsidiary (collectively, "we,” “our,” or “us”), is a biotechnology company developing and commercializing innovative products and technologies, worldwide. CTI is the licensed distributor of the non-invasive Calmare pain therapy medical device, which incorporates the biophysical “Scrambler Therapy” technology developed to treat neuropathic and cancer-derived pain by Professor Giuseppe Marineo (“Marineo”).

Sales of our Calmare pain device is CTI’s major source of revenue. The Company initially acquired the exclusive, worldwide rights to the “Scrambler Therapy” technology in 2007. The Company's 2007 agreement with Marineo, the inventor of Scrambler Therapy technology, and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology; the territorial rights were modified in the July 2012 amendment discussed below. The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In July 2012, the Company negotiated a five-year extension to the agreement with Marineo and Delta. That agreement had provided an initial five-year term expiring March 30, 2016, which has been extended to March 30, 2021.

The agreement with Marineo and Delta enabled the Company to establish an agreement with GEOMC Co., of Seoul, South Korea, to manufacture the Calmare pain therapy medical device, based on Marineo's Scrambler Therapy technology. This original GEOMC agreement is for a period of ten (10) years, through 2017, and outlines each company's specific financial obligations.

In negotiating the extension of its Agreement with Marineo and Delta, which was signed in July 2012, the Company agreed to focus its sales and marketing programs for the Calmare device primarily in the Western Hemisphere including the USA, Canada, Mexico and the countries of Central and South America, as well as Australia and New Zealand.  As opportunities arise for Calmare-related sales or distribution activities in countries outside the focus region, CTI will coordinate with Marineo who will be managing such activities for the mutual benefit of the partners.  As agreed, Marineo has assumed, or is in the process of assuming, management responsibility for pre-existing distribution agreements for countries outside the focus region.

In 2010, the Company became its own distributor for the Calmare device in the U.S, contracting with commissioned sales representatives to sell devices.  During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare device among critical medical specialties and began to implement those plans targeting specific customers and locations in fiscal 2012.  Over the past 30 months, the Company has entered into several sales agreements for the Calmare device, including sales to U.S. government entities within the U.S. Departments of Defense and of Veterans Affairs.  Sales to these physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

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

Results of Operations – Three months ended September 30, 2013 vs. three months ended September 30, 2012

Summary of Results

Our net loss, for the quarter ended September 30, 2013, increased marginally to $602,000 or $0.04 per basic and diluted share for the three months ended September 30, 2013 as compared with a net loss of $597,000 or $0.04 per basic and diluted share for the comparable quarter of 2012.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the three months ended September 30, 2013, decreased 7% or $21,000 to $290,000 as compared with $311,000 for the comparable quarter of 2012.

Cost of product sales, in the three months ended September 30, 2013, increased 20% or $20,000 to $120,000 as compared with $100,000 in the three months ended September 30, 2012. This increase in cost of product sold is attributable to CTI’s limited unit sales in the quarter.

Device sales, in the three months ended September 30, 2013, were flat with the sale of Four (4) Devices as compared with the similar Device sales for the comparable quarter of 2012. The difference in revenues however, is due to the price at which we offer the device to the US military under the General Services Administration guidelines and our sales efforts with commercial volume-discount prices.

Other Revenue

Retained royalties, in the three months ended September 30, 2013, increased 266% or $16,000 to $22,000 as compared with $6,000 in the three months ended September 30, 2012.  This was due to the receipt of a minimum royalty payment of $17,000 for one (1) technology during the quarter ended September 2013.

Other income, for the three months ended September 30, 2013, decreased 12% to $15,000 as compared with $17,000 in the three months ended September 30, 2012.  Other income includes:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare® devices	$7,000	$4,000
Rental income from customers who were renting Calmare® pain therapy medical devices from CTI	$8,000	$13,000

Expenses

Total expenses decreased 3% or $21,000 to $809,000 in the three months ended September 30, 2013 as compared with $830,000 in the three months ended September 30, 2012.

Selling expenses decreased 82% or $103,000 to $23,000 in the three months ended September 30, 2013 as compared with $126,000 in the three months ended September 30, 2012. This decrease is primarily due to reduced patent and other direct costs related to the Calmare pain device, and decreased commissions of $42,000 that were 72% lower than in the corresponding quarter ended September 30, 2012.

Personnel and consulting expenses, in the three months ended September 30, 2013, decreased 21% or $58,000 to $219,000 as compared with $277,000 in the three months ended September 30, 2012. Included in personnel related expenses, in the three months ended September 30, 2013, is an increase of 54% or $61,000 to $173,000 as compared with $112,000 in the three months ended September 30, 2012. This increase is largely attributable to the addition of a new CEO – Mr. O’Connell – in November 2012. As part of his compensation package, 1,000,000 options were granted, 800,000 of which were unvested; and, subsequently terminated upon his resignation in September 2013. Similarly, expenses from the first six months of 2013 related to the granting of the aforementioned were reversed in the quarter ended September 30, 2013 resulting in a negative employee option expense of $29,000.
The increased personnel related expenses were offset by reductions in consulting fees of $119,000, primarily due to the termination of services related to obtaining private insurance and Medicare reimbursement approval for our Calmare medical device of $44,000, as well as the termination of the contract for the managing director for International Business Development totaling $45,000, and the supplanting of a $30,000 management services fee paid to CTI’s retained consultant CEO – Mr. Johnnie D. Johnson, for a full-time, CTI-employed , Mr. O’Connell, in November 2012.

General and administrative expenses, in the three months ended September 30, 2013, increased 15% or $57,000 to $450,000 as compared with $393,000 in the three months ended September 30, 2012. The change reflects increases in directors’ fees and expenses. There were more meetings held during the quarter ended September 30, 2013, which resulted in director’s compensation totaling $28,000; proxy and annual meeting expenses due to the timing of the meeting of $6,000; financing and investment banking charges of $124,000; increased audit and tax preparation expenses of $9,000; increases in postage and supply expenses of $1,000; increased telephone expenses of $1,000; and increased dues and tax expenses of $2,000. In the aggregate, these increases were offset by decreased corporate legal fees of $27,000; reduced litigation fees of $28,000; reduced rent due to the closing of the office in North Carolina during the quarter ended September 30, 2012 of $7,000; reduced miscellaneous expenses of $7,000; reduced bank and wire fees of $1,000; reduced marketing expenses of $6,000; and a loss on disposal of assets due to the closing of the North Carolina office in 2012 of $5,000.

Interest expense, in the three months ended September 30, 2013, increased 253% or $48,000 to $67,000 as compared with $19,000 in the three months ended September 30, 2012. This large increase is due to an increase in the use of debt financing.

               Unrealized loss on derivative instrument, in three months ended September 30, 2013, was $50,000, as compared with the $15,000 loss recorded in the three months ended September 30, 2012. This reflects the impact on a fall in share price on CTI’s the Class C Preferred Stock at the end of each period as well as the addition of a derivative instrument associated with the Tonaquint Convertible Promissory Note (see Note 12 for details).

Results of Operations – Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

Summary of Results

Our net loss for the nine months ended September 30, 2013 decreased 12% or $273,000 to $2,061,000 or $0.13 per basic and diluted share as compared with a net loss of $2,334,000 or $0.16 per basic and diluted share for the nine months ended September 30, 2012. As explained in detail below, the net loss primarily reflects a decrease in general expenses of $437,000.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Devices, in the nine months ended September 30, 2013, decreased 39% or $277,000 to $426,000 as compared with $703,000 in the similar period of 2012.

Cost of product sales, in the nine months ended September 30, 2013, decreased 38% or $111,000 to $185,000 as compared with $296,000 in the similar period of 2012.

Device sales, in the nine months period ended September 30, 2013, decreased 45% with the sale of Six (6) Devices as compared with Eleven (11) Device sold in the similar period of 2012.

Other Revenue

Retained royalties, in the nine months ended September 30, 2013 decreased by 43% or $30,000, to $40,000 as compared with the $70,000 of retained royalties in the similar period of 2012. The 2012 amount included the receipt of a $40,000 royalty payment received for 2011, which was greater than CTI’s original internal estimates.

Other income, in the nine months ended September 30, 2013, increased 87% or $34,000 to $73,000 as compared with $39,000 for the similar period of 2012. Other income includes:

	Nine-Months, ended September 30, 2013	Nine-Months, ended September 30, 2012
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare® devices	$11,000	$15,000
Rental income from customers who were renting Calmare® pain therapy medical devices from CTI	$24,000	$24,000

In addition to the aforedescribed break-down, CTI received a one-time payment in 2013 from one of our insurance companies for its conversion to a stock insurance company totaling $38,000.

Expenses

Total expenses, in the nine months ended September 30, 2013, decreased 15% or $437,000 to $2,415,000 as compared with $2,852,000 in the nine months ended September 30, 2012.

Selling expenses, in nine months ended September 30, 2013, decreased 59% or $180,000 to $127,000 compared with $307,000 in the similar period ended September 30, 2012.  The decrease primarily reflects the following:

a)           $7,000 in domestic patent legal expenses, which offset by an increase of $1,000 in foreign patent legal expenses related to the joint venture with XION Corporation to develop the melanocortin technologies;

b)           $64,000 in commission expenses due to fewer Device sales; and

c)           $100,000 in patent and translation fees related to working with the inventor of the Device resulting from the transfer of the contractual obligation to pay patent costs back to the inventor.

Personnel and consulting expenses, in the nine months ended September 30, 2013, decreased 24% or $272,000 to $839,000 as compared with $1,111,000 in the similar period of 2012.  Included in personnel related expenses, in the nine months ended September 30, 2013, is an increase of 52% to $676,000, as compared with $445,000 in the similar period of 2012. This substantive increase was primarily due to the addition of Mr. O’Connell as CTI’s CEO in 2013, whose compensation package included 1,000,000 employee options, 20% of which vested immediately. No options were granted to employees in 2012.  The increased personnel related expenses were offset by reductions in consulting fees stemming from the termination of services related to obtaining private insurance and Medicare reimbursement approval for CTI’s flagship Device, $246,000.

Also included was the termination of the contract for the managing director for International Business Development totaling $157,000, and the supplanting of a $92,000 management services fees paid to CTI’s retained consultant CEO, Mr. Johnson, for a full-time, CTI-employed CEO, Mr. O’Connell, in November 2012. There was also a $8,000 reduction in consultant fee work.

General and administrative expenses, in the nine months ended September 30, 2013, decreased 8% or $105,000 to $1,264,000 from $1,369,000 in the similar period of 2012.  The change reflects a:

(a)           $21,000 increase in directors’ fees and expenses, which was offset by a decrease in directors’ stock option expense of $107,000, primarily due to the timing and number of extensions awarded to resigning directors;

(b)           $39,000 increases in travel expenses stemming from overseas travel related to product manufacturing and distribution issues, which was partially offset by human capital reductions upon the departure of one (1) nurse trainer in the nine months ended September 30, 2012;

(c)           $108,000 increase in financing and investment banking expenses;

(d)           $24,000 increase in audit and tax services fees related to the timing of activities;

(e)           $3,000 increase in insurance expenses; and

(f)           $5,000 increases in postage fees and supplies.

In addition to the aforementioned, said increases were offset by a:

(a)           $100,000 decrease in legal fees associated with litigation;

(b)           $37,000 decrease in corporate legal expenses;

(c)           $4,000 decrease in proxy and annual meeting expenses, due to a $4,000 reduction in the contracted services;

(d)           $23,000 decrease investor and public relations expenses attributable to the discontinuation of consulting services by the monthly-retained, consultant CEO;

(e)           $23,000 decrease in rent and associated expenses due to closing of the North Carolina office in 2012;

(f)           $14,000 decrease in marketing expenses, similarly attributable to the discontinuation of consulting services by the monthly-retained, consultant CEO;

(g)           $15,000 decrease in maintenance expenses, banking fees, dues and subscription expenses, property tax expenses;

(h)           $3,000 decrease in depreciation expense; and

(i)           $5,000 decrease due to a loss on disposal of assets from the closing the North Carolina office during 2012.

Interest expense, in the nine months ended September 30, 2013, increased 251% or $103,000 to $144,000 as compared with $41,000 in the similar period of 2012. This increase is due to an increase in the use of debt financing.

Unrealized loss on derivative instruments, in nine months ended September 30, 2013, was $41,000 as compared with the $24,000 loss recorded in the similar period of 2012.  This increase reflects the impact on a fall in share price on CTI’s the Class C Preferred Stock at the end of each period as well as the addition of a derivative instruments associated with the Tonaquint Convertible Note (see Note 12 for details).

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock.  At September 30, 2013, we had outstanding debt in the form of promissory notes totaling $2,900,500.

During fiscal 2011, the Company entered into a Factoring Agreement with Versant Funding, LLC ("Versant") to accelerate receivable collection and better manage cash flow.  Under the Factoring Agreement the Company had agreed to sell to Versant certain of the Company's accounts receivables.  For those accounts receivable the Company tendered to Versant and Versant chose to purchase, Versant agreed to advance 75% of the face value to the Company, and to submit a percentage of the remainder to the Company upon collection on the account.  The percentage is based on the time it takes Versant to collect on the account.  As part of the Factoring Agreement, the Company and Versant entered into a Security Agreement whereby the Company granted Versant a security interest in certain of the Company’s assets to secure the Company’s performance of the representations made with respect to the purchase of the accounts receivable.  During the fourth quarter of 2012, the Company ended its Factoring Agreement with Versant and entered into a new Factoring Agreement with LSQ Funding.  The Factoring Agreement with LSQ Funding provides for an 85% advance of factored accounts, lower fees, a faster payout of both advances and balances due, and the possibility of over-advances.  At September 30, 2013, the Company had one factored account.

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing.  To achieve and sustain profitability, we are implementing a corporate reengineering effort, which commenced on September 26, 2013 under the direction of CTI’s new president & CEO, Mr. Conrad Mir. This plan design will change the inherent design of the current distributor network and focus on opportunities within the US Departments of Defense (DOD) and Veterans Affairs (VA), and set out to upgrade CTI’s current Food and Drug Administration (FDA) clearance designation for the Calmare Pain Device to approval. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

At September 30, 2013, the Company's balance sheet showed cash of $90,000.  This is compared with $74,000 cash-on-hand at December 31, 2012.  The net loss of $2,061,000 for the nine months ended September 30, 2013 contained non-cash inflow of $279,000 and net cash inflow related to changes in assets and liabilities of $509,000, resulting in cash used in operations of $1,272,000.  During the nine-month period ending September 30, 2013, the Company issued notes payable to borrow $1,288,000.

We currently have the benefit of using a portion of our accumulated net operating losses (NOLs) to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company has incurred operating losses since fiscal 2006.  During the three and nine month periods ended September 30, 2013 and September 30, 2012, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  CTI does not have any significant individual cash or capital requirements in the budget going forward.  During the transitional period ended December 31, 2010, the Company undertook a major reduction of its operating expenses through staff reductions and reduced office space costs.  If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, issuing debt and /or equity, and / or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Debt Financing

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,198,000
2012	1,210,000
2011	100,000
Total	$2,498,000

The proceeds from these notes were used for general corporate purposes.  These notes have been extended several times.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all notes to include additional interest payments to all notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.  The full amount of principal and 6.00% simple interest per annum are now due in the quarter ended December 31, 2013.

A total of $505,000 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under a Claims Purchase Agreement with Southridge affiliate ASC Recap and are expected to be repaid using the process as described in Note 10.

In March 2012, the CTI issued a 24-month convertible promissory note to borrow $100,000 for general corporate purposes.  Additionally, 24-month convertible promissory notes were issued in April 2012 and in June 2012 for $25,000 and $100,000, respectively.  Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share The full amount of principal was outstanding at September 30, 2013; 6.00% simple interest is payable monthly in advance; all of these notes are classified as short term, with due dates in March, April and June of 2014.

At September 30, 2013, $2,598,000 of the outstanding were Notes payable to related parties; $2,498,000 to the chairman of our Board and $100,000 to another director.  Subsequent to September 30, 2013, an additional $20,000 was borrowed from our chairman.  The terms and conditions are as noted above.

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc. under which Tonaquint, Inc. was issued a $112,500 convertible promissory note (the “Tonaquint Note”) in consideration for $100,000.   The note is convertible and contains a “down-round protection” feature that requires the valuation of a derivative liability associated with the note.  Tonaquint, Inc., was also issued a market-related warrant  for $112,500 in shares of common stock with a “cashless” exercise feature.  The warrant includes a “down-round protection” feature that requires it to be classified as a liability rather than as equity.  See Note 12 for details.

During the nine months ended September 30, 2013 the Company issued a convertible note payable to Southridge as part of its EPA (see Note 12) in the amount of $65,000.

Subsequent to the quarter ended September 30, 2013, the Company issued a six-month convertible note payable to Southridge as part of its LPA (see Note 10) in the amount of $12,500, to cover legal expenses.  The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion.

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

Contractual Obligations and Contingencies

On November 13, 2013, CTI agreed to enter into a three year lease with Abbey Road Capital Partners for its corporate headquarters located at 1375, Kings Highway East in Fairfield, Connecticut 06824. The new lease is expected to be consummated on or before November 30, 2013 or lease end of the previous lease agreement.

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

As of September 30, 2013, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.  CTI recorded $87 and $0 expense reducing that obligation in the nine months ended September 30, 2013 and September 30, 2012, respectively.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.  We recognized $969 and $1,306 of these obligations during the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)           Change in Internal Controls

During the period ending September 30, 2013, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 14 to the accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During September 2013, the Company issued 1,000,000 shares of its common stock at $0.18 per share for legal services to its former legal team, Cutler Law Group (“CLG”), for services to be billed in the 2013-2014 fiscal years.  As CTI has changed counsel since, management has requested the return of 950,000 shares, while the remaining 50,000 shares priced at $ 0.18 will cure any outstanding issues.  As of November 13, 2013, CLG has neither returned the 1,000,000 shares nor accepted the 50,000 shares.

During July 2013, the Company issued 200,000 shares of its common stock at $0.20 per share for legal services.

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consists of a $10,000 original issue discount and a carried transaction expense of $2,500.  The note is convertible at an initial conversion price of $0.30 per share at any time, and contains a “down-round protection” feature that requires the valuation of a derivative liability associated with the note.  The note bears interest at 7% and is due in May 2014; with five installment payments of principal, accrued interest and any outstanding fees or allowed expenses beginning in January 2014.  Tonaquint was also issued a market-related warrant with a “cashless” exercise feature for the note value.  The warrant includes a “down-round protection” feature that requires it to be classified as a liability rather than as equity.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Method
3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed .(1)	Incorporated by reference

3.2	Bylaws of the registrant as amended effective October 14, 2005.(2)	Incorporated by reference

10.1	Securities Purchase Agreement with Tonaquint, Inc. dated July 16, 2013.(3)	Incorporated by reference

10.2	Equity Purchase Agreement with Southridge Partners II, L.P. dated September 10, 2013.(4)	Incorporated by reference

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1)	Filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 with the SEC on April 1, 1998.
(2)	Filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2005.
(3)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2013.
(4)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President, Chief Executive Officer, and interim CFO
November 19, 2013		Authorized Signer(Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)