Form 10-K
period 2013-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2014-04-16
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-08696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	OTCQX

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.27 as reported by the OTCQX Market, as of the last business day of the registrant’s most recently completed second quarter (June 30, 2013).	$4,415,797

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	22,577,907

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

Competitive Technologies, Inc.

PART I

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2013, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 1. Business

Overview:

Competitive Technologies, Inc. ("CTI" or “the Company”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary, Vector Vision, Inc., (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, distribution agreement, or sales contract.

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

Our revenue fluctuates due to fluctuations in the medical device market for our Calmare® pain therapy device, as well as changes in revenue of our customers, upfront license fees, new licenses granted, new distribution agreements, expiration of existing licenses or agreements, and/or the expiration or economic obsolescence of patents underlying licenses or products.

We acquire rights to commercialize a technology or product on an exclusive or non-exclusive basis, worldwide or limited to a specific geographic area. When we license or sublicense those rights to our customers, we may limit rights to a defined field of use. Technologies can be early, mid, or late stage . Products we evaluate must be working prototypes or finished products. We establish channel partners based on forging relationships with mutually aligned goals and matched competencies to deliver solutions that benefit the ultimate end-user.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at December 31, 2013. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The Company does not have any significant individual cash or capital requirements in the budget going forward. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

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

A non-disclosure agreement signed with a prospective client allows us access to confidential information about the product or technology. We require similar non-disclosure agreements from prospective customers when we commercialize the product or technology. We include mutual non-disclosure provisions about the product or technology in agreements granted to protect value, for CTI, our clients and our customers. As a result of these obligations, as well as federal regulations for disclosure of confidential information, we may only be able to disclose limited information about licenses and sublicenses granted for products or technologies we evaluate, as is necessary for an understanding of our financial results.

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

Revenue for 2013 primarily represented the sale of Calmare medical devices to end users in the United States. It also includes rental income from situations where we rented Calmare medical devices to end-users in the United States

Product distribution. We have established a business model for appropriate technologies that allows us to share in the profits of distribution. Distribution terms are set in written agreements for products, and are generally signed for exclusive area parameters.

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

Sales of our Calmare device continue to be the major source of revenue for the Company. The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), an inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In 2011, the Company negotiated an extension to the agreement Marineo and Delta. This agreement extended the Company’s exclusive, worldwide rights to the Scrambler Therapy® technology until March 31, 2016.

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

In 2013, we had a significant concentration of revenue from our Calmare medical device. We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream. However, Calmare device was the only technology that produced revenue equal to or exceeding 15% of our total revenue in 2013 and 2012.

We receive revenue from legal awards that result from successful patent enforcement actions and/or out of court settlements. Such awards or settlements may be significant, are non-recurring and may include punitive damages, attorneys' fees, court costs and interest. No such awards were received in 2013 or 2012.

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

•

Sexual Dysfunction technology, CTI's joint venture with Xion Corporation announced in September 2009 is conducting an extended research program in support of the commercialization of our patented melanocortin analogues for treating male and female sexual dysfunction and obesity.

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

Employees

As of April 11, 2014, we employed the full-time equivalent of five (5) people. We also had independent consultants under contract to provide financial management services, business development services, and sales management services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology and other needs.

Changes in Leadership in the Company

On September 12, 2013, Mr. Carl O’Connell, the Chief Executive Officer of the Company notified the Company’s Board of Directors of his resignation from his position as Chief Executive Officer, effective September 26, 2013. Mr. O’Connell will remain a member of the Board of Directors. The resignation of Mr. O’Connell was not a result of any disagreements relating to the Company’s operations, policies or practices.

On September 30, 2013, the Board of Directors removed Johnnie D. Johnson as the Company’s Chief Financial Officer.

On September 27, 2013, the Board of Directors of the Company appointed Conrad Mir as the Company’s new Chief Executive Officer, and President and elected him as a member of the Board of Directors. On September 30, 2013, in connection with Mr. Johnson’s removal, Mr. Mir was appointed as the Company’s interim Chief Financial Officer.

The Company entered into a formal employment agreement with Mr. Mir on October 1, 2013. This employment agreement is attached to this Form 10-K, filed as Exhibit 10.43.

Corporate Governance

CTI's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.competitivetech.net/investors/governance.html.

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

We derived more than 85% of our total revenue in 2013 from one technology.

Total revenue consists of revenue from product sales, retained royalties, and other income. We derived approximately $653,000, or 85%, of 2013 revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets. A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at December 31, 2013. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

From time-to-time we are involved in lawsuits, and in particular, patent litigations, that historically have involved significant legal expenses. If the courts or regulatory agencies in these suits or actions decide against us, this could have a material adverse effect on our business, results of operations and financial condition.

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

For a complete description of all lawsuits in which we are currently involved, see “Item 3. Legal Proceedings.”

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

We and our customers depend on government and private insurance reimbursement to develop commercially viable medical products.

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

Risks Related to Our Common Stock

We have not paid dividends on our common stock.

We have not paid cash dividends on our common stock since 1981, and, our Board of Directors does not currently have plans to declare or pay cash dividends in the future. The decision to pay dividends is solely at the discretion of our Board of Directors based upon factors that they deem relevant, and may change at any time.

Our shares are listed for trading on the OTC Bulletin Board, and our shares will likely be classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price less than $5.00.  Our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;
•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

The sale of a substantial amount of common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

The OTC Bulletin Board, or the OTCBB, is a quotation system, not an issuer listing service, market or exchange.  Therefore, buying and selling stock on the OTCBB is not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Our common stock is traded on the OTC QX Marketplace, or OTCQX, which is the trading tier on the OTCBB with the most demanding listing standards.  Nevertheless, because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.  Orders for OTCBB securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTCBB.  Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We anticipate the need to sell additional authorized shares in the future.  This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 2,700 square feet of office space in Fairfield, CT. Effective October 2013, the Company extended the term of the lease through February 2017 with an average annual cost of approximately $76,000.

In January 2011, the Company entered into a two-year lease effective February 1, 2011 for additional office space for training staff in Charlotte, NC. Obligations under this lease average $27,000 per year for the two-year term. In July 2012, the Company closed the North Carolina office and agreed to pay the landlord $15,000.

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

On October 23, 2006, Diazyme requested the United States Patent and Trademark Office (the "USPTO") to re-evaluate the validity of our patent and this request was granted by the USPTO on December 14, 2006. On July 30, 2009, the U.S. Patent and Trademark Office’s Board of Patent Appeals and Interferences (“BPAI”) upheld the homocysteine patent. In September 2008, the examiner had denied the patent, but that denial was overruled by the BPAI. While the examiner had appealed that BPAI decision, delaying further action, that appeal was also denied by the BPAI on December 13, 2010. In June 2011, the examiner once again appealed the BPAI decision, and was again denied. In addition to responding to this new appeal, the Company had petitioned the Director of the USPTO to help expedite further action on the case within the USPTO, which was to have been handled with special dispatch according to USPTO requirements for handling reexamination proceedings of patents involved in litigation.

On March 13, 2012, the USPTO issued the Ex Parte Reexamination Certificate confirming the patentability of claims examined. The Company has begun collecting unpaid amounts from various obligated companies.

Employment matters – former employee (case pending)  – In September 2003, a former employee filed a whistleblower complaint with OSHA alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (“SOX”). In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTI requested de novo review and a hearing before an administrative law judge (“ALJ”). In July 2005, after the close of the hearing on CTI’s appeal, the U.S. District Court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the Company rehired the employee with back pay.

On October 5, 2005, the ALJ who conducted the hearing on CTI’s appeal of the OSHA findings ruled in CTI’s favor and recommended dismissal of the employee’s complaint. Although the employee abandoned his position upon notice of the ALJ’s decision, he nevertheless filed a request for review by the DOL Administrative Review Board ("ARB").

In May 2006, the U.S. Court of Appeals for the Second Circuit vacated the order of the District Court enforcing the Secretary’s preliminary order of reinstatement and back pay. The employee also filed a new SOX retaliation complaint with OSHA based on alleged black listing action by CTI following his termination. OSHA dismissed the complaint and the employee filed a request for a hearing by an administrative law judge. Ultimately, the employee voluntarily dismissed the appeal.

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

John B. Nano vs. Competitive Technologies, Inc. - Arbitration (case completed) – On September 3, 2010, the Board of Directors of CTI found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTI Corporate Code of Conduct and removed John B. Nano as an Officer of the Corporation, in all capacities. On September 13, 2010, the Board of Directors also found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTI Corporate Code of Conduct removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTI.

On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTI. Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano had demanded to resolve this conflict. Mr. Nano sought $750,000 that he claimed was owed under his contract and claimed that he had been terminated without cause.

On September 23, 2010 the Company was served notice that John B. Nano, CTI's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming we had breached Mr. Nano’s employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2011 and December 31, 2010 balance sheets. The Company did not believe it was liable to the former Chairman, President and CEO, believing he was terminated for cause. The case proceeded through the arbitration process. The initial arbitration hearing began in April 2011 and additional hearing dates were held in May and June 2011.  At the conclusion of the arbitration hearing dates, in July 2011, each party submitted a summary stating their positions.

Prior to the conclusion of the arbitration hearings, the Company filed suit in Federal Court against the American Arbitration Association. The Company requested a temporary restraining order to halt the arbitration, which was denied by the court. The Company also requested a hearing before the court to review the arbitration proceedings. In August 2011, the American Arbitration Association's assigned arbitrator gave award to the Company's former Chairman, President and CEO, despite the Company's strongly held belief that the Board of Directors properly exercised its reasonable discretion under the employment agreement in finding that the former executive engaged in willful misconduct and gross negligence and that the executive’s actions were cause for employment termination under the employment agreement and governing law. The former executive had requested a payment of $750,000, which he believed was due under his employment agreement. Following the notification of award, the former employee filed a motion with the State of Connecticut Superior Court in Bridgeport, Connecticut to have the award confirmed. CTI followed with a motion to vacate the award. A hearing on those two motions was held before a judge in October 2011.

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor of its former CEO John B. Nano and granted Mr. Nano's application to confirm the award. Following the decision, CTI settled all disputes with its former Chairman and CEO John B. Nano. Pursuant to the settlement, CTI has released to Mr. Nano from escrow the $750,000 deposited by CTI following Mr. Nano's application for a prejudgment remedy. CTI paid an additional $25,000 as settlement of additional amounts of statutory interest. These amounts ($775,000) had been accrued at December 31, 2011. The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTI nor Mr. Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTI's payments to Mr. Nano have been completed.

Unfair Trade Practices; U.S. District Court of Connecticut (case completed ) – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief. The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise. The Company sought punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business. The case was concluded in March 2012. By the parties’ stipulation settling the matter, the defendant agreed to cease his posting any statements on the Internet or publishing any statements elsewhere, orally or in writing, concerning CTI, CTI’s officers, directors, and employees, the Calmare device, Marineo (the inventor of the Calmare device), or any other person or entity in connection with their purchase or use of the Calmare device.

General Litigation – We may be a party to other legal actions and proceedings from time to time. We are unable to estimate legal expenses or losses we may incur, if any, or possible damages we may recover, and have not recorded any potential judgment losses or proceeds in our financial statements to date, with the exception of the accrued expenses related to the Nano case, previously disclosed. We record expenses in connection with these suits as incurred.

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

Year Ended December 31, 2013			Year Ended December 31, 2012
	High	Low		High	Low
First Quarter	$0.63	$0.28	First Quarter	$1.29	$1.01
Second Quarter	$0.42	$0.13	Second Quarter	$1.24	$0.70
Third Quarter	$0.29	$0.06	Third Quarter	$1.04	$0.44
Fourth Quarter	$0.48	$0.05	Fourth Quarter	$0.77	$0.35

Holders of Common Stock. At April 11, 2014, there were 450 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2013.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					-

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$2.74	87,000	-	87,000	-
2000 Directors’ Stock Option Plan	$1.57	120,000	-	120,000	-
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$0.23	1,165,000	-	1,165,000	335,000

Issuer Repurchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 170,354 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term.

Stock Options Issued to the CEO

During the quarter ended December 31, 2013, the Company granted 1,000,000 options to the current CEO. As approved by the Board of Directors, these options vest over a four (4) year period, with 200,000 options vested upon issuance.

COMPETITIVE TECHNOLOGIES, INC.

Item 6. Selected Financial Data (1) (2)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Five Months Ended December 31, 2010	Year Ended July 31, 2010
Statement of Operations Summary:
Total revenues (3)	$771,868	$1,069,713	$3,444,761	$187,742	$2,009,682
Net loss (3) (4)	$(2,672,154)	$(3,004,097)	$(3,595,764)	$(2,407,544)	$(2,708,534)
Net loss per share:
Basic	$(0.16)	$(0.20)	$(0.26)	$(0.18)	$(0.25)
Assuming dilution	$(0.16)	$(0.20)	$(0.26)	$(0.18)	$(0.25)
Weighted average number of common shares outstanding:
Basic	16,977,027	15,007,852	14,115,651	13,824,944	10,832,043
Assuming dilution	16,977,027	15,007,852	14,115,651	13,824,944	10,832,043

Year-end Balance Sheet Summary:	At December 31,				At July 31,
	2013	2012	2011	2010	2010
Cash and cash equivalents	$57,009	$74,322	$28,485	$557,018	$907,484
Total assets	4,566,332	4,771,387	5,144,824	3,195,543	4,949,923
Total long-term obligations	-	-	-	-	66,369
Total shareholders' interest (deficit)	(5,944,470)	(4,029,070)	(1,626,857)	651,360	2,608,502

(1)	This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto. All amounts in these notes are rounded to thousands.
(2)	No cash dividends were declared or paid in any year presented.
(3)	Year ended December 31, 2013, year ended December 31, 2012, year ended December 31, 2011, five months ended December 31, 2010 and year ended July 31, 2010 include $653,000, $913,000, $3,329,000, $164,000 and $1,941,000, respectively, from sales of our pain therapy medical device.
(4)	Year ended December 31, 2013, year ended December 31, 2012, year ended December 31, 2011, five months ended December 31, 2010 and year ended July 31, 2010 includes $273,000, $366,000, $1,464,000, $28,000 and $516,000, respectively, of cost of sales for our pain therapy medical device. Year ended December 31, 2011 includes $775,000 accrued for legal settlement with former CEO.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2013, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Competitive Technologies, Inc. ("CTI") was incorporated in Delaware in 1971, succeeding an Illinois corporation which had incorporated in 1968. CTI and its majority-owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, distribution agreement or sales contract.

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

Sales of our Calmare device continue to be the major source of revenue for the Company. The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), an inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorizes CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In 2011, the Company negotiated an extension to the agreement Marineo and Delta. This agreement extended the Company’s exclusive, worldwide rights to the Scrambler Therapy® technology until March 31, 2016.

In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, a valid contract was never formed as the 2012 Amendment was not executed by Marineo and Delta.

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

Reliance on one revenue source. In 2013, we had a significant concentration of revenue from our pain therapy medical device technology. We continue to seek revenue from new and existing technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.

Presentation. All amounts in this Item 7 have been rounded to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Changes in Leadership in the Company

On September 12, 2013, Mr. Carl O’Connell, the Chief Executive Officer of the Company notified the Company’s Board of Directors of his resignation from his position as Chief Executive Officer, effective September 26, 2013. Mr. O’Connell will remain a member of the Board of Directors. The resignation of Mr. O’Connell was not a result of any disagreements relating to the Company’s operations, policies or practices.

On September 30, 2013, the Board of Directors removed Johnnie D. Johnson as the Company’s Chief Financial Officer.

On September 27, 2013, the Board of Directors of the Company appointed Conrad Mir as the Company’s new Chief Executive Officer, and President and elected him as a member of the Board of Directors. On September 30, 2013, in connection with Mr. Johnson’s removal, Mr. Mir was appointed as the Company’s interim Chief Financial Officer.

The Company entered into a formal employment agreement with Mr. Mir on October 1, 2013. This employment agreement is attached to this Form 10-K, filed as Exhibit 10.43.

Results of Operations – 2013 versus 2012

Summary of Results

Our net loss, for 2013, decreased to $2,672,000 or $0.16 per basic and diluted share as compared with a net loss of $3,004,000 or $0.20 per basic and diluted share for 2012.  This net loss decrease is attributable to a decrease across multiple expense areas, including a decrease of $320,000 or 23% in personnel and consulting expenses, partially offset by a decrease in total revenues and an increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), for 2013, decreased 28% or $260,000 to $653,000 as compared with $913,000 for 2012.

Cost of product sales, for 2013, decreased 25% or $93,000 to $273,000 as compared with $366,000 for 2012. The decrease is consistent with the decrease in revenues during the same period.

Device sales, for 2013 we had nine (9) Device sales as compared with fourteen (14) Device sales for 2012.

Other Revenue

Retained royalties, for 2013 decreased by 65% or $69,000, to $37,000 as compared with the $106,000 of retained royalties for 2012. The 2012 amount included the receipt of a $40,000 royalty payment received for 2011, which was greater than management’s original internal estimates.

Other income, for 2013, increased 61% or $31,000 to $82,000 as compared with $51,000 for 2012. Other income includes:

	2013	2012
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare® devices	$15,000	$18,000
Rental income from customers renting Calmare® pain therapy medical devices	$29,000	$33,000

In addition to the aforedescribed break-down, the Company received a one-time payment in 2013 from one of our insurance companies for its conversion to a stock insurance company totaling $38,000.

Expenses

Total expenses, for 2013, decreased 14% or $536,000 to $3,171,000 as compared with $3,707,000 for 2012.

Selling expenses, for 2013, decreased 59% or $232,000 to $159,000 compared with $391,000 for 2012.  The decrease primarily reflects the following:

a) $75,000 decrease in commission expenses due to fewer Device sales and a restructuring of certain commission agreements; and

b) $145,000 decrease in patent and translation fees related to the Device as a result of transferring the contractual obligation to pay patent costs back to the inventor of the Device.

Personnel and consulting expenses, for 2013, decreased 23% or $320,000 to $1,100,000 as compared with $1,420,000 for 2012.  Personnel expenses, for 2013, increased 47% or $287,000 to $901,000, as compared with $614,000 for 2012. This substantive increase was primarily due to the addition of Mr. O’Connell as the Company’s CEO in March 2013, whose compensation package included cash and employee options, a portion of which vested immediately. Mr. O’Connell was subsequently replaced by Mr. Mir in September 2013. There was no Company-employed CEO in 2012. Additionally, no options were granted to employees in 2012. The increase in personnel expenses were offset by a significant reduction in consulting fees. Consulting expenses, for 2013, decreased 75% or $607,000 to $199,000, as compared with $806,000 for 2012. The significant decrease in consulting fees included: 1) a $245,000 decrease related to the termination of services related to obtaining private insurance and Medicare reimbursement approval for the Company’s flagship Device, 2) a $231,000 decrease related to the termination of the contract for the managing director for International Business Development who provided international sales and other support for the Device, and 3) a $112,000 decrease related to the supplanting of management services provided to the Company by a retained consultant CEO, Mr. Johnson, for a full-time, Company-employed CEO, Mr. O’Connell, in November 2012.

General and administrative expenses, for 2013, were substantially unchanged at $1,761,000 compared to $1,760,000 for 2012.  The change reflects a net effect of:

(a)          $119,000 decrease in directors’ fees and expenses, primarily due to the timing and number of extensions awarded to resigning directors;

(b)          $43,000 increase in travel expenses stemming from overseas travel related to product manufacturing and distribution issues in 2013;

(c)          $19,000 increase in audit and tax services fees related to the timing of activities;

(d)          $61,000 decrease in investor and public relations expenses attributable to the discontinuation of consulting services by the monthly-retained, consultant CEO;

(e)          $23,000 decrease in rent and associated expenses due to the closing of the North Carolina office in 2012; and

(f)           $19,000 decrease in marketing expenses, similarly attributable to the discontinuation of consulting services by the monthly-retained, consultant CEO.

(g)          $158,000 increase in finance costs, primarily related the Southridge transaction.

Interest expense, for 2013, increased 154% or $127,000 to $210,000 as compared with $83,000 for 2012. This increase is due to increased use of debt financing.

Unrealized (gain) loss on derivative instruments, for 2013, was a gain of $59,000 as compared with a $54,000 loss recorded for 2012.  The change reflects the movement in the Company’s common share price on the Company’s Class C Preferred Stock at the end of each period as well as the addition of a derivative instrument associated with the Tonaquint Convertible Note (see Note 13 for details).

In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In the years ended December 31, 2013 and 2012, we incurred additional losses but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2013 and 2012, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized. We have substantial federal and state NOLs and to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at December 31, 2013, approximately $4,196,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock. At December 31, 2013, we had outstanding debt, in the form of promissory notes with a total principal amount of $3,151,000 and a carrying value of $2,934,000.

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing.  To achieve and sustain profitability, we are implementing a corporate reengineering effort, which commenced on September 26, 2013 under the direction of CTI’s new president & CEO, Mr. Conrad Mir. This plan design will change the inherent design of the current distributor network and focus on opportunities within the US Departments of Defense (the “DOD”) and Veterans Affairs (“VA”), and set out to upgrade CTI’s current U.S. Food and Drug Administration (“FDA”) clearance designation for the Calmare Pain Device to approval. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare pain therapy medical device continue to expand and other products are added to the Company's portfolio of technologies.

At December 31, 2013, cash was $57,000, as compared with $74,000 at December 31, 2012. Net cash used in operating activities was $(1,566,000) for 2013 as compared to $(1,371,000) for 2012, primarily reflecting the decrease in the net loss in 2013 compared to 2012, offset by adverse changes in restricted cash, accounts payable and accrued expenses. There was minimal investing activity in 2013 and 2012. Net cash provided by financing activities was $1,549,000 for 2013 as compared to $1,435,000 for 2012 primarily as a result of the Company’s debt financing activities in both years.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2013, we had aggregate federal net operating loss carryforwards of approximately $39,371,000, which expire at various times through 2033. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carry forwards of approximately $37,812,000 that expire through 2033.

A significant portion of the NOLs remaining at December 31, 2013, approximately $4,196,000, was derived from income tax deductions related to the exercise of stock options.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at December 31, 2013.  During 2013 and 2012, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2014 .  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Funding and Capital Requirements

Debt Financing

Notes payable as of December 31, 2013 consists of the following:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,518,000	$2,518,000	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Tonaquint 9% OID Convertible Notes and Warrants	112,500	87,705	7%	0.30	May 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	149,412	81,415	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	134,236	69,571	None	0.25	September 2014
Notes Payable, gross	$3,151,148	2,933,691
Less LPA amount		(505,000)
Notes Payable, net		$2,488,691

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,208,000
2012	1,210,000
2011	100,000
Total	$2,518,000

These notes have been extended several times and all bear 6.00% simple interest.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date –the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.

A total of $505,000 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the liabilities purchase agreement with ASC Recap, and are expected to be repaid using the process as described in Note 11.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, the Company continues to accrue interest on these notes and they remain convertible as described above.

24 month Convertible Notes

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000. Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000). All of the notes bear 6.00% simple interest. Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share.

Tonaquint 9% Original Issue Discount Convertible Notes and Warrants

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consists of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discounted is amortized over the life of the note. The note is convertible at an initial conversion price of $0.30 per share at any time, and contains a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bears interest at 7% and is due in May 2014; with five monthly installment payments of principal, accrued interest and any outstanding fees or allowed expenses beginning in January 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant has a $0.35 exercise price, a 5-year term and includes a “down-round protection” feature that requires it to be classified as a liability rather than as equity (see Note 9).

Subsequent to December 31, 2013, the Company settled the Note and Warrants with Tonaquint.

Southridge

During 2013 the Company had issued a convertible promissory note payable to Southridge as part of its EPA in the amount of $65,000, which during 2013, Southridge converted to 260,000 shares of common stock.

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 11). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and is due June 2014.

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 170,354 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For 2014, we expect our capital expenditures to be less than $100,000.

Contractual Obligations and Contingencies

At December 31, 2013, our contractual obligations were:

Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent (1)	$228,000	$62,000	$153,000	$13,000	$-

(1)	The current lease expires February 2017.

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

As of December 31, 2013, CTI and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $1,577 in the year ended December 31, 2013 and $1,749 in the year ended December 31, 2012.

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

At December 31, 2013, $2,618,000 of the outstanding Notes were Notes payable to related parties; $2,518,000 to the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Competitive Technologies, Inc.

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Competitive Technologies, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Competitive Technologies, Inc. and Subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Competitive Technologies, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 1, at December 31, 2013, the Company has incurred operating losses since fiscal year 2006 and has a working capital deficiency at December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York

April 15, 2014

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$57,009	$74,322
Receivables, net of allowance of $101,154 at December 31, 2013 and 2012	143,330	216,365
Inventory	4,278,220	4,360,156
Prepaid expenses and other current assets	65,167	78,727
Total current assets	4,543,726	4,729,570
Security Deposits	15,000	15,000
Property and equipment, net	7,606	26,817

TOTAL ASSETS	$4,566,332	$4,771,387

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$692,251	$1,806,346
Liabilities under claims purchase agreement	2,093,303	-
Accounts payable, GEOMC	4,183,535	4,181,225
Accrued expenses and other liabilities	582,987	773,364
Deferred revenue	6,400	9,600
Notes payable	2,488,691	1,310,000
Warrant liability	8,227	-
Series C convertible preferred stock liability	375,000	375,000
Series C convertible preferred stock derivative liability	80,408	119,922
Total current liabilities	10,510,802	8,575,457

Long term notes payable	-	225,000

Commitments and contingencies
Shareholders' deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 19,952,907 shares issued and outstanding at December 31, 2013 and 15,237,304 shares issued and outstanding at December 31, 2012	199,529	152,373
Capital in excess of par value	46,077,394	45,367,796
Accumulated deficit	(52,282,068)	(49,609,914)

Total shareholders’ deficit	(5,944,470)	(4,029,070)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,566,332	$4,771,387

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31, 2013	Year ended December 31, 2012
Revenue
Product sales	$652,792	$912,548
Cost of product sales	272,736	366,409
Gross profit from product sales	380,056	546,139

Other Revenue
Retained royalties	37,007	105,850
Other income	82,069	51,315
Total other revenue	119,076	157,165

Expenses
Selling expenses	159,245	391,435
Personnel and consulting expenses	1,100,041	1,419,887
General and administrative expenses	1,760,585	1,759,777
Interest expense	209,953	82,557
Unrealized (gain) loss on derivative instruments	(58,538)	53,745
Total Expenses	3,171,286	3,707,401

Loss before income taxes	(2,672,154)	(3,004,097)
Provision (benefit) for income taxes	-	-

Net loss	$(2,672,154)	$(3,004,097)

Basic loss per share	$(0.16)	$(0.20)

Basic weighted average number of common shares outstanding:	16,977,027	15,007,852

Diluted loss per share	$(0.16)	$(0.20)

Diluted weighted average number of common shares outstanding:	16,977,027	15,007,852

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total Shareholders’ Deficit
Balance – January 1, 2012	2,427	$60,675	14,715,789	$147,157	$44,771,128	$(46,605,817)	$(1,626,857)
Net loss	-	-	-	-	-	(3,004,097)	(3,004,097)

Stock option compensation expense	-	-	-	-	138,630	-	138,630
Common shares issued to settle accounts payable and accrued expenses	-	-	474,415	4,745	423,509	-	428,254
Share based consulting fees, Common stock	-	-	47,100	471	34,529	-	35,000

Balance – December 31, 2012	2,427	60,675	15,237,304	152,373	45,367,796	(49,609,914)	(4,029,070)
Net loss	-	-	-	-	-	(2.672,154)	(2.672,154)

Stock option compensation expense	-	-	-	-	116,365	-	116,365
Common shares issued for legal services	-	-	1,300,000	13,000	250,000	-	263,000
Common stock issued in accordance with escrow agreement	-	-	1,000,000	10,000	(10,000)	-	-
Common stock issued in accordance with liability purchase agreement	-	-	1,618,235	16,182	(16,182)	-	-
Common stock issued as part of equity purchase agreement and/or liability purchase agreement	-	-	710,000	7,100	215,400	-	222,500
Common stock issued to directors	-	-	87,368	874	33,228	-	34,102
Warrants and beneficial conversion feature on notes payable	-	-	-	-	120,787	-	120,787

Balance – December 31, 2013	2,427	$60,675	19,952,907	$199,529	$46,077,394	$(52,282,068)	$(5,944,470)

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net loss	$(2,672,154)	$(3,004,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,147	14,534
Stock option compensation expense	116,365	138,630
Share-based compensation – common stock	7,655	-
Stock based expense for legal and consulting services	-	35,000
Accrued stock contribution (directors’ stock expense)	-	17,154
Loss on disposal of property and equipment	-	4,818
Bad debt expense	8,588	-
Unrealized (gain) loss on derivative instrument	(58,538)	53,746
Debt discount amortization	63,480	-
Noncash finance charges	216,650	-
Changes in assets and liabilities:
Restricted cash	-	750,000
Receivables	64,447	(173,894)
Prepaid expenses and other current assets	276,560	38,354
Inventory	90,000	(150,000)
Accounts payable, accrued expenses and other liabilities	307,341	907,517
Deferred revenue	(3,200)	(3,200)
Net cash used in operating activities	(1,566,413)	(1,371,438)

Cash flows from investing activities:
Purchases of property and equipment	-	(20,000)
Decrease in security deposits	-	2,275
Net cash used in investing activities	-	(17,725)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,549,100	1,700,200
Principal payments of note payable	-	(265,200)
Net cash provided by financing activities	1,549,100	1,435,000

Net increase in cash	17,313	45,837
Cash at beginning of year	74,322	28,485
Cash at end of year	$57,009	$74,322

Supplemental Cash Flow Information
Cash Paid for interest	$15,304	$4,907

See accompanying notes

Supplemental disclosure of non-cash transactions:

During December 2013, the Company issued 66,118 shares of its common stock to directors at $0.40 per share to settle $26,447 of accrued liabilities.

During December 2013, Southridge converted its $65,000 note for 260,000 shares of the Company’s common stock (see Note 13).

During December 2013, the Company issued 450,000 shares of its common stock valued at $157,500 in connection with the Equity Purchase Agreement and Liability Purchase Agreement (see Notes 5 and 11).

During December 2013, the Company issued 66,118 shares of its common stock to directors at $0.40 per share to settle $26,447 of accrued liabilities.

During November and December 2013, the Company allocated $120,787 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

During September 2013, the Company issued 1,618,235 shares of its common stock as the first tranche in its Liabilities Purchase Agreement (see Note 11).

During September 2013, the Company issued 1,000,000 shares of its common stock at $0.18 per share for legal services to its former legal team, Cutler Law Group (“CLG”), for services to be billed in the 2013-2014 fiscal year. As the Company has since changed counsel, management has requested the return of 950,000 shares, while the remaining 50,000 shares priced at $ 0.18 will cure any outstanding issues. As of April 15, 2014, CLG has neither returned the 1,000,000 shares nor accepted the 50,000 shares.

During July 2013, the Company allocated $45,100 of proceeds from the Tonaquint, Inc. note payable (see Note 13) to a warrant and conversion feature derivative liability.

During July 2013, the Company issued 200,000 shares of its common stock at $0.20 per share for legal services.

During 2013, the Company transferred a rental asset with a net book value (“NBV”) of approximately $8,000 to inventory.

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

Competitive Technologies, Inc. ("CTI") and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. ("VVI"), (collectively, the "Company", "we" or "us") is a biotechnology company developing and commercializing innovative products and technologies. The Company is the licensed distributor of the non-invasive Calmare® pain therapy medical device, which incorporates the biophysical “Scrambler Therapy”® technology developed to treat neuropathic and cancer-derived pain by Professor Giuseppe Marineo.

The consolidated financial statements include the accounts of CTI, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at December 31, 2013. During the years ended December 31, 2013 and December 31, 2012, we had a significant concentration of revenues from our pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards. At December 31, 2013, we had outstanding debt, in the form of promissory notes with a total principal amount of $3,151,000 and a carrying value of $2,934,000.

Since October 5, 2010, the Company’s securities have traded on the OTC market's top tier, the OTCQX.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company's original 2007 agreement with Giuseppe Marineo (the “Scrambler Therapy Agreement”), an inventor of Scrambler Therapy technology, and Delta Research and Development, authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The original agreement was amended in 2011 to provide the Company was exclusive rights to the Scrambler Therapy technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, a valid contract was never formed as the 2012 Amendment was not executed by Marineo and Delta. The Scrambler Therapy technology is patented in Italy and the U.S. Additional applications for patents have been filed internationally and are pending approval. The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI's partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue for the next several years.

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

Revenue Recognition

We earn revenue in two ways: retained royalties from licensing our clients' and our own technologies to our customer licensees, and sales of finished products. We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured, net of sales tax.

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

Revenue from foreign sources was not significant compared to total revenue in 2013 or 2012.

Retained royalties or distribution fees earned are of the following types:

Non-refundable, upfront license fee – We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement. Once delivery is complete, and the fee is collected, we have no continuing obligation. No upfront fees were received during the years ended December 31, 2013 or 2012.

Royalty or per unit fees – The royalty or per unit rate is fixed in the license or distribution agreement, with the amount earned contingent upon our customer's usage of our technology or sale of our product. Some agreements may contain stipulated minimum monthly or annual fee payments to CTI. We determine the amount of revenue to record when we can estimate the amount earned for a period. We receive payment or royalty reports on a monthly, quarterly or semi-annual basis indicating usage or sales of licensed technologies or products to determine the revenue earned in the period. Revenue may fluctuate from one quarter to another based on receipt of reports from customers.

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

Concentration of Revenues

Total revenue consists of revenue from product sales, retained royalties, and other income. During the year ended December 31, 2013, we derived approximately $653,000 or 85% of total revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets. Of this amount approximately $160,000 or 25% of total revenue from sales of our Calmare pain therapy medical device technology came from one customer in 2013.

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

Cost of product sales includes contractual payments to inventor and manufacturer relating to our Calmare pain therapy medical device. Expenses associated with shipping devices are also included in cost of product sales.

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

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash, accounts receivable, deferred revenue, preferred stock liability and note payable approximate fair value due to their short-term maturity.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment indicators identified during the years ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the year ended December 31, 2013 has had or is expected to have a material impact on the consolidated financial statements.

3.	INCOME TAXES

In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%
State provision (benefit), net of U.S. federal tax	(4.9)	(4.8)
Permanent differences	(0.3)	(0.2)

Other items	5.0	5.2
Deferred tax valuation allowance	(35.2)	(34.8)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	December 31, 2013	December 31, 2012
Net federal and state operating loss carryforwards	$15,748,253	$14,785,650
Impairment of investments	531,470	531,470
Other, net	687,426	680,637
Deferred tax assets	16,967,149	15,997,757
Valuation allowance	(16,967,149)	(15,997,757)
Net deferred tax assets	$-	$-

At December 31, 2013, we had aggregate federal net operating loss carryforwards of approximately $39,371,000, which expire at various times through 2033. A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability. We also have state net operating loss carryforwards of approximately $37,812,000 that expire at various times through 2033.

Approximately $4,196,000 of our NOL carryforward remaining at December 31, 2013 was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Balance, beginning of year	$15,997,757	$14,651,435
Change in temporary differences	6,789	157,164
Change in net operating and capital losses	962,603	1,189,158
Balance, end of year	$16,967,149	$15,997,757

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2013 and December 31, 2012, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut. The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005. Our open tax years for review are fiscal years ended July 31, 2010 through year ended December 31, 2013. The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.	NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Year ended December 31, 2013	Year ended December 31, 2012
Denominator for basic net income (loss) per share, weighted average shares outstanding	16,977,027	15,007,852
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C convertible preferred stock and convertible debt	N/A	N/A
Denominator for net income (loss) per share, assuming dilution	16,977,027	15,007,852

Due to the net loss incurred for the years ended December 31, 2013, and December 31, 2012, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive. Options to purchase 1,372,000 and 317,000 shares of our common stock were outstanding at December 31, 2013 and 2012, respectively, 375 shares outstanding of Series C Convertible Preferred Stock, at December 31, 2013 and 2012, outstanding convertible debt of $2,934,000 and $1,535,000 at December 31, 2013 and 2012, respectively and the warrants outstanding at December 31, 2013 were not included in the computation of diluted net income (loss) per share because they were also anti-dilutive.

5.	SHAREHOLDERS’ INTEREST

Common Stock

During 2013, the Company entered into an Equity Purchase Agreement (“EPA”) with Southridge Partners II, L.P. (“Southridge”). Under the terms of the EPA, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the two year term of the EPA, the Company may at any time in its sole discretion deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company's common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

Under the terms of the EPA, the Company had issued a convertible promissory note in the amount of $65,000 to Southridge which, during 2013 Southridge converted to 260,000 shares of common stock. In addition, during 2013, the Company negotiated a liabilities purchase agreement (“LPA”) with Southridge (see Note 11).

Under the terms of the LPA, the Company issued 200,000 shares of its common stock at $0.35, or $70,000, and a convertible note in the amount of $12,000 Southridge as a fee.

Additionally, under the terms of the EPA and LPA, the Company issued 250,000 shares of its common stock at $0.35,or $87,500, to Southridge for expenses associated with the EPA and LPA.

During 2013 the Company issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

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

At its December 2, 2010 meeting, the CTI Board of Directors declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of the Company (the “Common Shares”). The dividend was payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”). Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.

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

Effective June 16, 2011, William R. Waters, Ltd. of Canada converted one half of its Series C Convertible Preferred Stock, or 375 shares, to 315,126 shares of common stock.

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of December 31, 2013 dividends declared were $65,700, of which $18,750 were declared during the year ended December 31, 2013 and $46,952 have not been paid and are shown in accrued and other liabilities at December 31, 2013.

b)	Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of Common Stock

c)	Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

d)	Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to CTI. However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement. Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

e)	Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (1) the closing market price at the date of notice of conversion or (2) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument.

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933. Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $80,408 and $119,922, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2013 and, 2012, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2013 and, 2012 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.	RECEIVABLES

Receivables consist of the following:

	December 31, 2013	December 31, 2012
Calmare sales receivable	$132,850	$212,774
Royalties, net of allowance of $101,154 at December 31, 2013 and 2012	10,086	-
Other	394	3,591
Total	$143,330	$216,365

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2013	December 31, 2012
Property and equipment, gross	$177,537	$189,633
Accumulated depreciation and amortization	(169,931)	(162,816)
Property and equipment, net	$7,606	$26,817

In July 2012, the Company closed its Charlotte, NC office and disposed of the property and equipment at that location at a loss of $4,818.

Depreciation and amortization expense was $11,147 and $14,534 for the years ended December 31, 2013 and 2012, respectively.

8.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2013	December 31, 2012	Number of shares	Type
Security Innovation, Inc.	—	—	223,317	Common stock
Xion Pharmaceutical Corporation	—	—	60	Common stock

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

In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. We received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010. CTI currently owns 30% of the outstanding stock of Xion Pharmaceutical Corporation.

9.	FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with Topic 820 of the FASB ASC, Fair Value Measurement ("ASC 820"), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 5) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $80,000 and $120,000 at December 31, 2013 and December 31, 2012, respectively, in Level 2 of the fair value hierarchy.

The warrant issued in connection with the Tonaquint Note (the “Tonaquint Warrants,” see Note 13) are measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore do not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $8,000 at December 31, 2013, and $26,000 upon issuance at July 16, 2013, in Level 3 of the fair value hierarchy.

Similarly, the conversion feature of the Tonaquint Note (Note 13) also contains “down-round” protection and therefore does not met the scope exception under FASB ASC 815.  The Company classified the derivative liability of $0 at December 31, 2013, and $19,000 upon issuance at July 16, 2013, in Level 3 of the fair value hierarchy.

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

10.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following:

	December 31, 2013	December 31, 2012
Prepaid insurance	$16,802	$17,473
Prepaid legal fees	-	46,813
Other	48,365	14,441
Prepaid expenses and other current assets	$65,167	$78,727

11.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During third quarter of 2013, the Company negotiated a LPA with Southridge. The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap, LLC (“ASC Recap”) accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap, however at December 31, 2013, no creditors had yet been paid from the proceeds.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2013	December 31, 2012
Royalties payable	$127,708	$182,052
Accrued audit fee	82,141	80,000
Over advance, fees LSQ Funding	-	77,464
Commissions payable	21,975	48,722
Accrued interest payable	216,518	85,184
Accrued consulting fees	2,000	167,726
Other	132,645	132,216
Accrued expenses and other liabilities, net	$582,987	$773,364

Excluded above is approximately $244,000 of accrued expenses and other liabilities that fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

13.	NOTES PAYABLE

Notes payable as of December 31, 2013 consists of the following:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,518,000	$2,518,000	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Tonaquint 9% OID Convertible Notes and Warrants	112,500	87,705	7%	0.30	May 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	149,412	81,415	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	134,236	69,571	None	0.25	September 2014
Notes Payable, gross	$3,151,148	2,933,691
Less LPA amount		(505,000)
Notes Payable, net		$2,488,691

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,208,000
2012	1,210,000
2011	100,000
Total	$2,518,000

These notes have been extended several times and all bear 6.00% simple interest.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date –the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest payments to all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare device and accounts receivable.

A total of $505,000 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, the Company continues to accrue interest on these notes and they remain convertible as described above.

24 month Convertible Notes

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000. Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000). All of the notes bear 6.00% simple interest. Conversion of the eligible principal amounts to common stock is allowed at any time after the six month anniversary of the effective date of each note at a rate of $1.05 per share.

Tonaquint 9% Original Issue Discount Convertible Notes and Warrants

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consists of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discount is amortized over the life of the note. The note is convertible at an initial conversion price of $0.30 per share at any time, and contains a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bears interest at 7% and is due in May 2014; with five monthly installment payments of principal, accrued interest and any outstanding fees or allowed expenses beginning in January 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant has a $0.35 exercise price, a 5-year term and includes a “down-round protection” feature that requires it to be classified as a liability rather than as equity (see Note 9).

We estimated the fair value of each component on the issue date and the conversion date using a Black-Scholes pricing model with the following assumptions:

	Warrant - July 16, 2013	Warrant – December 31, 2013	Derivative – July 16, 2013	Derivative – December 31, 2013
Expected term	5 years	4.54 years	0.83 years	0.38 years
Volatility	124.51%	139.93%	192.87%	230.46%
Risk Free Rate	1.38%	1.75%	0.10%	0.70%

The proceeds of the Note were allocated to the three components as follows:

	Proceeds allocated at issue date – July 16, 2013	Value at December 31, 2013
Tonaquint Note	$57,400	$87,705
Tonaquint Warrant	$26,076	$8,227
Embedded conversion option derivative liability	$19,024	$-
Total	$102,500	$95,932

Subsequent to December 31, 2013, the Company settled the note and Warrant with Tonaquint ( see Note 18.).

Southridge

During 2013 the Company had issued a convertible promissory note payable to Southridge as part of its EPA in the amount of $65,000, which during 2013 Southridge converted to 260,000 shares of common stock.

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 11). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and is due in June 2014.

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 170,354 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

The beneficial conversion feature was valued at the intrinsic value on the issuance date. The intrinsic value represents the difference between the conversion price and the fair value of the common stock multiplied by the number of share into which the note is convertible. We estimated the fair value of the warrants on the issue date using a Black-Scholes pricing model with the following assumptions:

	Warrants (Tranche 1)- November 15, 2013	Warrants (Tranche 2)- December 30, 2013
Expected term	2 years	2 years
Volatility	180.02%	184.38%
Risk Free Rate	0.31%	0.39%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$120,313
Private Offering Warrants	76,429
Beneficial Conversion feature	44,358
Total	$241,100

14.	STOCK-BASED COMPENSATION PLANS

2011 Employees', Directors' and Consultants' Stock Option Plan – In May 2011, the Board of Directors approved a new option plan for employees, directors and consultants. Pursuant to this plan which is administered by a Committee appointed by the Board of Directors, we could grant to qualified employees, directors and consultants either incentive options or nonstatutory options (as defined by the Internal Revenue Service). The stock options granted per written option agreements approved by the Committee, must have exercise prices not less than 100% of the Fair Market Value of our common stock on the date of the grant. Up to 1,500,000 common shares are available for grants under this plan. No options may be granted under this plan after December 31, 2015.

The following information relates to the 2011 Option Plan:

	December 31, 2013	December 31, 2012
Common shares reserved for issuance on exercise of options	1,165,000	110,000
Shares available for future option grants	335,000	890,000

1997 Employee Stock Option Plan – Pursuant to our 1997 Employees' Stock Option Plan, as amended (the "1997 Option Plan"), we could grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service). The stock options had to be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. No options could be granted under this plan after September 30, 2007.

The following information relates to the 1997 Option Plan:

	December 31, 2013	December 31, 2012
Common shares reserved for issuance on exercise of options	87,000	87,000
Shares available for future option grants	-	-

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

The following information relates to the 2000 Directors' Stock Option Plan:

	December 31, 2013	December 31, 2012
Common shares reserved for issuance on exercise of options	120,000	120,000
Shares available for future option grants	-	-

Summary of Common Stock Options – The total fair value of shares vested in the years ended December 31, 2013 and December 31, 2012 was $116,365 and $138,630, respectively, of non-cash compensation expense. Of these amounts, $84,550 and $0 was included in personnel and consulting expenses, from stock options granted to employees, and vesting during the year ended December 31, 2013 and 2012, respectively.

Also $14,895 and $58,630 of noncash compensation expense was included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan in the years ended December 31, 2013 and 2012, respectively. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant. During the year ended December 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance, and 5,000 options which were fully vested upon issuance to two non-employee directors who had served as chairman, as approved by the Board of Directors. During the years ended December 31, 2013 and 2012, the Board of Directors extended the expiration dates for all options previously granted to one and two, respectively, departing Board members in recognition for service. Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 or 180 days following the Board members’ termination dates. The Company considered the extension as a modification to the option agreements recording incremental compensation expense of $16,920 and $80,000 for the years ended December 31, 2013 and 2012, respectively.

During the quarter ended March 31, 2013, the Company granted 1,000,000 options to the then-CEO. As approved by the Board of Directors, these options granted were expected to vest over a four (4) year period, with 200,000 options vesting upon issuance. Since his resignation on September 26, 2013, expense for the quarters ended March 31, 2013 and June 30, 2013 has been reversed. The 200,000 vested options all expired 90 days from his resignation, per the Option Agreement.

During the quarter ended December 31, 2013, the Company granted 1,000,000 options to the current CEO. As approved by the Board of Directors, these options vest over a four (4) year period, with 200,000 options vested upon issuance.

No options were granted to employees during the year ended December 31, 2012.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2013	Year ended December 31, 2012
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	99.2% - 110.2%	86.7% - 87.1%
Risk-free interest rates (3)	1.02%	0.89%
Expected lives (2)	2-5 years	5 years

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

A summary of the status of all our common stock options as of December 31, 2013 and 2012, and changes during the periods then ended is presented below.

	Year ended December 31, 2013				Year ended December 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values		Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	317,000	$1.85	$		313,000	$2.11
Granted	2,055,000	0.29			70,000	1.24
Forfeited	(1,000,000)	0.50			(66,000)	2.44
Exercised	-				-
Expired or terminated	-				-
Outstanding at end of year	1,372,000	$0.50		$240,750	317,000	$1.85

Vested at end of year	572,000	$1.10		$48,750	317,000	$1.85

Nonvested at end of year	800,000	$0.08		$192,000

Weighted average fair value per share of options issued during the year		$0.21				$1.18

Generally, we issue new shares of common stock to satisfy stock option exercises.

15.	401(k) PLAN

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

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. No contributions were accrued or made in the years ended December 31, 2013 and 2012.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases –

Future minimum rental payments required under operating leases with remaining non-cancelable lease terms as of December 31, 2013 are as follows:

More than 5 years	$-
3-5 years	13,076
1-3 years	153,279
Within 1 year	62,085
Total	$228,440

Total rental expense for all operating leases was:

	Year ended December 31, 2013	Year ended December 31, 2012
Minimum rental payments	$60,038	$84,242
Less: Sublease rentals	3,594	7,188
Net rent expense	56,444	77,054
Deferred rent charge	5,248	-
	$61,692	$77,054

Contingencies – Revenue based

As of December 31, 2013, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any. We recognize these obligations only if we receive revenues related to the grant funds. We recognized approximately $1,577 in the year ended December 31, 2013 and $1,749 in the year ended December 31, 2012.

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

On October 5, 2005, the ALJ who conducted the hearing on CTI’s appeal of the OSHA findings ruled in CTI’s favor and recommended dismissal of the employee’s complaint. Although the employee abandoned his position upon notice of the ALJ’s decision, he nevertheless filed a request for review by the DOL Administrative Review Board ("ARB").

In May 2006, the U.S. Court of Appeals for the Second Circuit vacated the order of the district court enforcing the Secretary’s preliminary order of reinstatement and back pay. The employee also filed a new SOX retaliation complaint with OSHA based on alleged black listing action by CTI following his termination. OSHA dismissed the complaint and the employee filed a request for a hearing by an administrative law judge. Ultimately, the employee voluntarily dismissed the appeal.

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

John B. Nano vs. Competitive Technologies, Inc. - Arbitration (case completed ) – On September 3, 2010, the Board of Directors of CTI found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTI Corporate Code of Conduct and removed John B. Nano as an Officer of the Corporation, in all capacities. On September 13, 2010, the Board of Directors also found cause consisting of violation of fiduciary duties to the Corporation and violation of the CTI Corporate Code of Conduct removed John B. Nano as a Director of the Corporation, in all capacities, for cause, consisting of violation of his fiduciary duties. Details of these actions are outlined in Form 8-K filings with the SEC on September 13, 2010, and September 17, 2010. Mr. Nano was previously the Chairman of the Board of Directors, President and Chief Executive Officer of CTI.

On September 13, 2010, Mr. Nano brought an arbitration claim to the American Arbitration Association against CTI. Mr. Nano's employment contract with the Company had called for arbitration, which Mr. Nano had demanded to resolve this conflict. Mr. Nano sought $750,000 that he claimed was owed under his contract and claimed that he had been terminated without cause.

On September 23, 2010 the Company was served notice that John B. Nano, CTI's former Chairman, President and CEO had filed a Notice of Application for Prejudgment Remedy/Claim of $750,000 and an Application for an Order Pendente Lite claiming we had breached Mr. Nano’s employment contract with us. The applications were filed in the State of Connecticut Superior Court in Bridgeport, CT. In November 2010, the Company funded $750,000 as a Prejudgment Remedy held in escrow with the Company's counsel and has included this amount as restricted cash on the December 31, 2011 and December 31, 2010 balance sheets. The Company did not believe it was liable to the former Chairman, President and CEO, believing he was terminated for cause. The case proceeded through the arbitration process. The initial arbitration hearing began in April 2011; additional hearing dates were held in May and June 2011.  In July 2011, each party submitted a summary limited in length stating their positions.

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

In January 2012, the judge denied the Company's motion to vacate the arbitration award in favor of its former CEO John B. Nano and granted Mr. Nano's application to confirm the award. Following the decision, CTI settled all disputes with its former Chairman and CEO John B. Nano. Pursuant to the settlement, CTI has released to Mr. Nano from escrow the $750,000 deposited by CTI following Mr. Nano's application for a prejudgment remedy. CTI paid an additional $25,000 as settlement of additional amounts of statutory interest. These amounts ($775,000) had been accrued at December 31, 2011. The settlement includes mutual general releases of any and all claims either party has or had against the other. The settlement agreement also includes a provision that neither CTI nor Mr. Nano would disparage the other. Should any such disparagement occur and litigation ensue, they further agreed that the prevailing party would be entitled to recover its costs and expenses, including reasonable attorney's fees. CTI's payments to Mr. Nano have been completed.

Unfair Trade Practices; U.S. District Court of Connecticut (Case completed)  – In September 2011, the Company filed a complaint against an individual in U.S. District Court of Connecticut for (1) violation of the Connecticut Unfair Trade Practices Act, (2) tortious interference with business and economic expectancy, (3) libel and (4) injunctive relief. The complaint noted that the individual named in the civil action has, for more than a year, engaged in a systematic campaign to destroy the Company's trades and business, interfere with the Company's expectations and contracts and libel the Company by disseminating materially false and libelous statements about the Company on message boards throughout the Internet and otherwise. The Company sought punitive damages from the individual for his alleged unfair trade practices and wrongful interference with the Company's business. The case was concluded in March 2012. By the parties’ stipulation settling the matter, the defendant agreed to cease his posting any statements on the Internet or publishing any statements elsewhere, orally or in writing, concerning CTI, CTI’s officers, directors, and employees, the Calmare device, Marineo (the inventor of the Calmare device), or any other person or entity in connection with their purchase or use of the Calmare device.

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

At December 31, 2013, $2,618,000 of the outstanding Notes were payable to related parties; $2,518,000 to the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.

18.	SUBSEQUENT EVENTS

Tonaquint

During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant described in Note 13. In summary, the Company and Tonaquint agreed to settle the warrant for $98,000 and the note and all related interest for $144,000 all to paid by April 18, 2014.

Additional financing

During the first quarter of 2014 the Company raised additional working capital of approximately $600,000 through the issuance of debt and equity instruments.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management has identified the following material weakness as of December 31, 2013:

•	The Company did not maintain an effective control environment because Mr. Johnnie Johnson (“Johnson”), the Company’s former chief financial officer and consultant, may have acted contrary to the best interests of Company and its stockholders in connection to certain contracts, agreements, initiatives or other actions Johnson entered into on behalf of the Company without obtaining the Board’s approval (the “Actions”) and may have breached fiduciary duties owed to the Company and its stockholders.

To protect the best interest of the Company and its stockholders, the Board further determined that Johnson did not have the authority to act on behalf of the Company in connection to the Actions and rendered such Actions rejected, null and void. The Board also authorized certain officers to take all measures appropriate and necessary to nullify the Actions.

Additionally, the material weakness above could result in a material misstatement to the Company's interim or annual consolidated financial statements and disclosures which would not be prevented or detected.

As a result of the material weakness described above, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The Company has engaged in substantial remediation efforts to address the material weakness in its internal control over financial reporting related to its control environment described above, including:

•	Certain key individuals in senior management positions have left the Company, been terminated, or been replaced.
•	Certain key service provider relations have been terminated or been replaced.
•	Ongoing communication between the Board and management has been expanded

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2013. The information can be found under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of financial statements and schedules.

The following consolidated financial statements of Competitive Technologies, Inc. and Subsidiary are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

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
Conrad Mir
President, Chief Executive Officer and interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Conrad Mir	President, Chief Executive Officer and	)	April 15, 2014
Conrad Mir	interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	) )

/s/ Peter Brennan	Chairman	)	April 15, 2014
Peter Brennan		)

/s/ Rustin Howard	Director	)	April 15, 2014
Rustin Howard		)

/s/ Robert Moussa	Director	)	April 15, 2014
Robert Moussa		)

/s/ Stan Yarbro	Director	)	April 15, 2014
Stan Yarbro		)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2	By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 31, 2012 , and hereby incorporated by reference.

10.3*	Registrant's 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant’s Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.5*	Registrant's 1997 Employees' Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.14	Employment Agreement dated February 2, 2007 between registrant and John B. Nano, filed (on February 6, 2007) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 6, 2007, and hereby incorporated by reference.

10.20	Distribution Agreement between the registrant and Life Episteme srl, dated February 24, 2009 filed (on February 26, 2009) as Exhibit 10.1 to registrant's Current Report on Form 8-K Dated February 26, 2009, and hereby incorporated by reference.

10.22	License Agreement between Competitive Technologies, Inc. and Daeyand E&C Co., Ltd. (now GEOMC Co., Ltd.), dated September 25, 2007. filed (on March 4, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.23	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated August 22, 2008 granting rights in South Korea, filed (on March 4, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.24	Memorandum of understanding between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated January 18, 2010, filed (on March 4, 2011) as Exhibit 10.3 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.25	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on March 4, 2011) as Exhibit 10.4 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.27	Lease Agreement between Competitive Technologies, Inc. and 1375 Kings Highway LLC dated November 22, 2010, and filed (February 11, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 11, 2011, and hereby incorporated by reference

10.28	Registration Rights Agreement dated December 2, 2010 and filed (December 14, 2010) as Exhibit 4.1 to registrant's Current Report on Form 8-K dated December 14, 2010, and hereby incorporated by reference

10.29	Preferred Stock Certification for Class C Convertible Preferred Stock issued December 30, 2011, and filed as Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed on February 20, 2011, and hereby incorporated by reference.

10.30	Settlement Agreement between Competitive Technologies, Inc. and Life Episteme srl (LEG) dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.31	Distribution Agreement between Competitive Technologies, Inc. and Life Episteme Italia dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.35	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated May 24, 2011 and effective April 1, 2011, and filed (May 31, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated May 31, 2011, and hereby incorporated by reference.

10.36	2011 Employees' Directors' and Consultants' Stock Option Plan dated May 2, 2011, and filed as Exhibit 10.1 to registrant's Registration Statement on Form S-8 dated May 26, 2011, and hereby incorporated by reference.

10.37	Factoring Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, filed (October 3, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.38	Security Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, and filed (October 3, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.39	Settlement Agreement between Competitive Technologies, Inc. and John B. Nano dated January 24, 2012, and filed Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 1, 2012, and hereby incorporated by reference.

10.40	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated July 3, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 6, 2012, and hereby incorporated by reference.

10.41	Carl O’Connell Employment Agreement effective October 25, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 31. 2012, and hereby incorporated by reference.

10.42^	Factoring and Security Agreement with LSQ Funding, LLC effective September 18, 2012, and filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K dated May 31, 2013, and hereby incorporated by reference.

10.43	Conrad Mir Employment Agreement, effective October 1, 2013.

21^	Subsidiary of registrant, and filed as Exhibit 21 to registrant’s Annual Report on Form 10-K dated April 16, 2012, and hereby incorporated by reference

31.1^	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1^	Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101^	Interactive Data Files.

* Management Contract or Compensatory Plan

^ Filed herewith

www.competitivetech.net