Form 10-K/A
period 2013-12-31
COMPETITIVE TECHNOLOGIES INC
filed 2014-04-30
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-08696

COMPETITIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Competitive Technologies, Inc.

Explanatory Note

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K filed by Competitive Technologies, Inc. with the Securities and Exchange Commission (the “SEC”) on April 16, 2014 (the “Original Filing”), to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from the Proxy Statement for our 2014 Annual Meeting of Stockholders. In addition, with this Amendment No. 1, we are including currently dated certifications by our chief executive officer and chief financial officer as Exhibit 31.1 under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Amendment No. 1.

Except as described above, no other sections of the Original Filing have been amended. This Amendment No. 1 is presented as of April 16, 2014, the filing date of the Original Filing, and has not been updated to reflect other events, occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events.. More current information is contained in our other filings with the Securities and Exchange Commission.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Management

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name and Address	Age	Position(s)
Conrad Mir	46	President and Chief Executive Officer, Interim Chief Financial Officer, Director
Peter Brennan	59	Chairman of the Board
Rustin R. Howard	57	Director
Robert G. Moussa	67	Director
Carl D. O’Connell	50	Director
Stanley K. Yarbro, Ph.D.	64	Director

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Conrad F. Mir, 46, has been a member of the Board of Directors, President and Chief Executive Officer, Interim Chief Financial Officer of our Company since September 2013. Mr. Mir has over twenty years of investment banking, financial structuring, and corporate reengineering experience. He has served in various executive management roles and on the Board of Directors of several companies in the biotechnology industry. Most recently, Mr. Mir was CFO of Pressure BioSciences, Inc., a sample preparation company advancing its proprietary pressure cycling technology. Before that, he was chairman and CEO of Genetic Immunity, Inc., a plasmid, DNA company in the HIV space, and was the executive director of Advaxis, Inc., a vaccine company. Over the last five years, he was responsible for raising more than $40 million in growth capital and broadening corporate reach to new investors and current shareholders. Mr. Mir has worked for several investment banks including Sanford C. Bernstein, First Liberty Investment Group, and Nomura Securities International. He holds a BS/BA in Economics and English with special concentrations in Mathematics and Physics from New York University.

We believe Mr. Mir’s qualifications to serve on our Board of Directors include his expertise in the micro-cap biotechnology space, along with his experience turning around distressed biotech companies.

Peter Brennan, 59, has been a director of our Company since June 2011.  Peter Brennan, MBA, CFA is a New York based investor who has worked over 30 years in the investment management business as an analyst and portfolio manager.

In 2004, Mr. Brennan founded Damel Investors LLC, a private partnership which invests in small technology companies. Since 2005 Mr. Brennan has been a director and a member of the audit committee of Sonomax Technologies Inc., a Montreal based hearing healthcare company.  Mr. Brennan received his MBA from the University of Chicago in 1979 and his BA from Haverford College in 1977.  He is a member and past Chairman of the Corporate Governance Committee of the New York Society of Security Analysts and received the 2001 Volunteer of the Year award from the NYSSA.  Mr. Brennan was a member of the US Advocacy Committee of the CFA Institute and was a founding member of the Capital Markets Policy Council of the CFA Institute for Market Integrity, the global advocacy committee of the CFA Institute.

We believe Mr. Brennan’s qualifications to serve on our Board of Directors include expertise in working with small medical device companies as well as his experience in the investment community and as an investor in the pharmaceutical, medical device and health care industries.

Rustin R. Howard, 57, has been a director of our company since October 2007.  Mr. Howard is the Chairman of DeepGulf, Inc., which builds underwater pipelines and associated facilities in deep and ultra-deep offshore oil and gas production fields.  Additionally, he is a principal of Whitesand Investments LLC, an angel investment organization, and a co-owner and officer of Silver Bullet Technology.  Silver Bullet Technology, where he has been primarily responsible for corporate and financial oversight as well as strategic planning, manufactures and sells software for the banking and payment processing industry.  In 1990, he founded and served as CEO and Chairman of Phyton, Inc., a world leader in the use of proprietary plant cell fermentation technology, including the production of paclitaxel, the active ingredient of Bristol-Myers Squibb's multi-billion dollar anticancer drug, Taxol®.  Phyton was sold to DFB Pharmaceuticals, Inc. in 2003.  Previously, Mr. Howard served as president and CEO of BioWorks Inc., a biotechnology company he founded to develop, produce, and sell products that replace chemical pesticides.  Mr. Howard earned his MBA from Cornell University's Johnson Graduate School of Management, where he focused his studies on entrepreneurship, and managing innovation and technology.

We believe Mr. Howard’s qualifications to serve on our Board of Directors include his expertise in biotechnology and product development as well as his experience in technology and high-growth business development.

Robert G. Moussa, 67, has been a director of our company since January 2012.  Robert Moussa currently serves as Chairman, President, and Chief Executive Officer of Dilon Diagnostics, having spent more than 30 years in the healthcare field. In addition to his role at Dilon, he has held a number of senior positions at both Sherwood Medical Industries and Mallinckrodt Medical. Mr. Moussa has extensive experience launching new products in the diagnostic, nuclear medicine and medical device markets.

Before joining Dilon Technologies, Inc., Mr. Moussa served as President and Chief Executive Officer of Robert Moussa & Associates, a consulting firm serving the pharmaceutical, biotechnology and healthcare industries. Prior to founding this firm, he served in a variety of executive positions with Mallinckrodt, Inc., St. Louis, Missouri, a $2.4 billion healthcare and chemical company. Mr. Moussa's most recent assignment at Mallinckrodt was President - International, a position he held from 1995 through 1997. Previously he served as President and Chief Executive Officer - Mallinckrodt Medical, Inc., Mallinckrodt's largest business unit with over $1 billion dollars in revenues (1992-1996). Before joining Mallinckrodt Medical in 1992, Mr. Moussa served as Mallinckrodt, Inc.'s Group Vice President - International Medical Products, Vice President and General Manager - Medical Products Europe, General Manager of Critical Care, Director of Business Operations and General Sales Manager. Prior to joining Mallinckrodt, Mr. Moussa held a number of positions during the period 1969 through 1976 with Sherwood Medical, United Kingdom, most recently as Director of Marketing.  Mr. Moussa received his Baccalaureate from the Collge du Sacre-Cur, Beirut, Lebanon, in 1966 and his Bachelor of Science in Business Administration from Ealing University, London, England, in 1969. He has also completed executive seminars at the University of California at Berkley, the Aspen Institute, the Wharton Executive School and the Center for Creative Leadership.

We believe Mr. Moussa’s qualifications to serve on our Board of Directors include his expertise in biotechnology and medical devices and his years of experience as a senior executive in leading companies the pharmaceutical and health care industries.

Carl D. O’Connell, 50, has been a director of our Company since January 2013, having served as President and Chief Executive Officer from November 2012 until September 2013.  Mr. O’Connell has 30 years of experience in the healthcare field and 20 years as a leader in the medical device arena. Prior to joining Competitive Technologies Mr. O’Connell held executive positions for top global medical device and Fortune 500 companies. He recently served as President and CEO for the US Healthcare Division MedSurg for ITOCHU, a Japanese conglomerate, Vice President of Global Marketing for Stryker Spine, and President of Carl Zeiss Surgical, the market leader in optical digital solutions for Neurosurgery, Spine, Ophthalmology, ENT and Dentistry.

We believe Mr. O’Connell’s qualifications to serve on our Board of Directors include his proven track record in commercializing medical technologies as well as building effective and profitable sales and distribution organizations.

Stanley K. Yarbro, Ph.D., 64, has been a director of our Company since March 2012.  Stan Yarbro has extensive experience in market development of high technology solutions to a worldwide customer base. He recently retired as Executive Vice President, Worldwide Field Operations, for Varian Semiconductor Equipment Associates, a position he had held since 2004. Prior to Varian, Dr. Yarbro served in various executive capacities at KLA-Tencor Corporation, in the semi-conductor industry. He currently serves on the boards of FSI International and Carbon Design Innovations and has previously served on the boards of Electrogas, Inc. and Molecular Imaging where he worked closely with the organizations to develop and improve sales and marketing strategies.  Dr. Yarbro holds a Ph.D. in Analytical Chemistry from Georgia Institute of Technology and a B.S.in Chemistry from Wake Forest University.

We believe Mr. Yarbro qualifications to serve on our Board of Directors include his expertise in technology and high-growth business development.

The Board has three committees, with current membership as follows:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Stanley Yarbro, Chairman	Robert Moussa, Chairman	Rustin Howard, Chairman

Robert Moussa	Stanley Yarbro	Robert Moussa

Rustin Howard	Rustin Howard	Stanley Yarbro

Involvement in Certain Legal Proceedings

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board

There have been no material changes to the procedures by which our security holders may recommend nominees to the Board of Directors.

Code of Ethics

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

Family Relationships

There are no family relationships among our directors and executive officers.

Audit Committee; Audit Committee Financial Expert

Audit Committee

The function of the Audit Committee is to assist the Board in fulfilling its responsibility to the shareholders relating to our corporate accounting matters, financial reporting practices, and the quality and integrity of our financial reports.  The Audit Committee’s purpose is to assist the Board with overseeing:

•	the reliability and integrity of our financial statements, accounting policies, internal controls and disclosure practices;
•	our compliance with legal and regulatory requirements, including our disclosure controls and procedures;
•	our independent auditor’s qualifications, engagement, compensation, and independence;
•	the performance of our independent auditor; and
•	the production of an annual report of the Audit Committee for inclusion in our annual proxy statement.

The Audit Committee is to be comprised of not less than three of our independent directors.  The Board has determined that each member of the Audit Committee is an independent director in accordance with applicable legal or regulatory requirements.  It has also determined that each member is financially literate and has identified Mr. Howard as an audit committee financial expert as defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and the 2 other highest paid ($100,000 or more) employees that served during the years ended December 31, 2013, and 2012.

Name and Principal Position	Year ended	Salary	Bonus	Option Awards (4)	All Other Compensation	Total
Former Executive Officer:
Carl D. O’Connell (1) Board of Directors, President and Chief Executive Officer	December 31, 2013	$225,000		$344,000		$569,000
	December 31, 2012	$40,385				$40,385
Conrad F. Mir (2) Directors, President and Chief Executive Officer, Interim Chief Financial Officer	December 31, 2013	$70,212		$63,201		$133,413
Next Highest Paid Employees
Laurie Murphy (3) Accounting Manager	December 31, 2013	$100,400	-	-		$100,400
	December 31, 2012	$104,172	-	-		$104,172

(1) Mr. O’Connell joined the Company in November 2012 and resigned as President and Chief Executive Officer, Interim Chief Financial Officer in September 2013, but continued to serve on the Board.

(2) Mr. Mir joined the Company in September 2013.

(3) Ms. Murphy left the Company in January 2014.

(4) The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuation of these options can be found in Note 14 to our financial statements included herein.

Grants of Plan-Based Awards

During the quarter ended March 31, 2013, the Company granted 1,000,000 options to Carl O’Connell. As approved by the Board of Directors, these options granted were expected to vest over a four (4) year period, with 200,000 options vesting upon issuance. Upon his resignation on September 26, 2013, the 800,000 unvested options were forfeited. Additionally, the 200,000 vested options all expired 90 days from his resignation, per the Option Agreement.

During the quarter ended December 31, 2013, the Company granted 1,000,000 options to Conrad Mir. As approved by the Board of Directors, these options vest over a four (4) year period, with 200,000 options vested upon issuance.

No options were granted to employees during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
Conrad Mir	200,000	800,000	0.08	10/1/18
Laurie Murphy	10,000	-	2.25	9/28/17
	5,000	-	2.33	8/18/16
	2,500	-	5.34	10/17/15
	3,000	-	3.72	8/12/14

(1) Option awards under our 1997 Employees Stock Option Plan, except for Mr. Mir’s options which were awarded under the 2011 Employees’, Directors’ and Consultants’ Stock Option Plan.

Director Compensation Table

Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company.  In addition, directors are issued shares of common stock pursuant to our 1996 Directors Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below.  In addition, the Chairman of the Board, if a non-employee, is paid fees for the additional responsibilities and time commitments required of him. These fees are equal to an additional $5,000 cash retainer, in addition to the amount noted above and an additional $500 for each Board meeting attended,

Each non-employee director is also paid $1,000 for each Board meeting attended and $500 for each committee meeting attended.  All directors are reimbursed for out-of-pocket expenses incurred to attend Board and committee meetings.

On the first business day of January, each non-employee director who had been elected by the stockholders and had served at least one full year as a director was issued a number of shares of common stock equal to the lesser of $15,000 divided by the per share fair market value of such stock on the issuance date, or 2,500 shares.  If a non-employee director were to leave the Board after serving at least one full year, but prior to the January issuance date, we will issue shares of common stock to the director on a pro-rata basis up to the termination date.

Non-employee directors were granted 10,000 fully vested, non-qualified stock options to purchase our common stock on the date the individual was first elected as a director, whether by the stockholders or by the Board, and was granted 10,000 options on the first business day of January thereafter, provided the individual was still a director.  The stock options granted were at an exercise price not less than 100% of the fair market value of the common stock at the grant date and had a term of five (5) years from date of grant; options granted under earlier, now expired plans had ten year terms.  If an individual’s directorship terminated because of death or permanent disability, the stock options may be exercised within one year after termination.  If the termination was for any other reason, the stock options may be exercised within 180 days after termination.  However, the Board had the discretion to amend previously granted stock options to provide that such stock options may continue to be exercisable for specified additional periods following termination.  In no event may a stock option be exercised after the expiration of its term.  On March 1, 2012, the Board of Directors voted to waive the accelerated termination date on options held by Joel Evans, MD, and William L. Reali that would have occurred as a result of their resignations from the Board.  On January 29, 2013, the Board of Directors voted to waive the accelerated termination date on options held by Richard D. Hornidge, Jr. that would have occurred as a result of his resignation from the Board.

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during the year ended December 31, 2013, to the non-employee Board of Director members:

Name	Fees Earned or Paid in Cash(1)	Option Awards (2)	Other Equity Compensation (3)	Total
Peter Brennan(4)	$33,417	$2,633	$950	$37,000
Richard D. Hornidge, Jr.	$1,833	-	-	$1,833
Rustin Howard(5)	$27,000	$2,633	$950	$30,583
Robert G. Moussa	$18,000	$2,633	$950	$21,583
Carl O’Connell	$2,500	$658	238	$3,396
Stan Yarbro, Ph.D.	$18,000	$2,633	$950	$21,583

1) No cash payments were made to Directors for fees during 2013.

2) Each director serving on January 2, 2014 received a stock option for 10,000 shares of common stock, for services rendered during 2013, except for Mr. O’Connell, who received 2,500 shares as he was an employee of the Company for nine (9) months of 2013, in January 2014 at $0.32 per share under the 2011 Directors Stock Option Plan approved by the Board of Directors in May 2011.  We estimated the fair value of stock awards at $0.263 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 1.721%, volatility of 118.538% and dividend yield of 0.

3) Each director serving on March 31, 2014 received 2,500 shares of common stock, for services rendered during 2013, except for Mr. O’Connell, who received 625 shares as he was an employee of the Company for nine (9) months of 2013. The fair market value of the stock was $0.38 per share.

4) Mr. Brennan served as Chairman since May of 2012.

5) Mr. Howard served as Chairman from December 2011 to May 2012.

Outstanding Equity Awards at January 2, 2014 to Non-Employee Directors

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Peter Brennan	10,000	(2)	$0.32	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.26	1/2/17
Rustin Howard	10,000	(2)	$0.32	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.26	1/2/17
	10,000	(2)	$1.83	5/1/16
	10,000	(1)	$2.29	10/5/17
	10,000	(1)	$1.51	1/2/18
	10,000	(1)	$1.005	1/2/19
	10,000	(1)	$1.87	1/4/20
Robert G. Moussa	10,000	(2)	$0.32	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.24	1/18/17
Carl O’Connell	2,500	(2)	$0.32	1/2/19
Stan Yarbro	10,000	(2)	$0.32	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.13	2/28/17

(1) These stock options were granted pursuant to our 2000 Directors Stock Option Plan.  The shares were vested immediately on issuance.

(2) These stock options were granted pursuant to our 2011 Employees’ Directors’ and Consultants’ Stock Option Plan.  The shares were vested immediately on issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following information indicates the beneficial ownership of our stock by our directors and executive officers and by each person known to us to be the beneficial owner of more than 5% of our outstanding stock.  The indicated owners, with sole voting and investment power, furnished such information to us as of April 30, 2014, except as otherwise indicated in the footnotes.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants, or other purchase rights.  Shares of common stock subject to options, warrants, or other rights to purchase that are currently exercisable or are exercisable within 60 days (including shares subject to restrictions that lapse within 60 days) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Names of Beneficial Owners (and address, if ownership is more than 5%)	Amount Beneficially Owned	(1)	Percent (%)
Directors and Executive Management
Peter Brennan (3)	3,788,481	(2)(4)	15.2%
Rustin Howard	106,255	(2)(6)	*
Conrad Mir	200,000	(2)	*
Robert G. Moussa	30,000	(2)(7)	*
Carl O’Connell	2,500	(2)(8)	*
Stan Yarbro	258,480	(2)(5)	1.1%
Directors and executive management total:	4,385,716		17.2%

Five percent beneficial owners
Joseph M. Finley Suite 2300, 150 South Fifth St., Minneapolis, MN 55402	1,268,326	(9)	5.6%

* Less than 1%

(1) Designated person or group has sole voting and investment power.

(2) Persons listed below have the right to acquire the listed number of shares upon exercise of stock options:

Name	Right to Acquire
Peter Brennan	30,000
Rustin Howard	80,000
Conrad Mir	200,000
Robert G. Moussa	30,000
Carl O’Connell	2,500
Stan Yarbro	30,000
Directors and Executive Management total	372,500

(3) Peter Brennan is the beneficial owner of Damel Diversified LP, Damel Partners LP, Lisl Brennan Family Trust 2005, and Peter Brennan.

(4) Peter Brennan beneficially owns 1,390,386 shares (including the 30,000 stock options referenced in footnote 2 above) and has the right to acquire an additional 2,398,095 shares upon conversion of $2,518,000 of convertible debt.

(5) Steve Yarbo beneficially owns 163,242 shares (including the 30,000 stock options referenced in footnote 2 above) and has the right to acquire an additional 95,238 shares upon conversion of $100,000 of convertible debt.

(6) Rustin Howard beneficially owned 26,255 shares and has the right to acquire 80,000 shares upon exercise of stock options referenced in footnote 2 above.

(7) Conrad Mir has the right to acquire 200,000 shares upon exercise of stock options referenced in footnote 2 above.

(8) Carl O’Connell has the right to acquire 2,500 shares upon exercise of stock options referenced in footnote 2 above.

(9) Joseph Finley is the beneficial owners of Birch Coulle Fund LLC, FMTC TTEE, FMTC Custodian-Roth IRA and FMT CO Cust IRA Rollover. He beneficially owns 1,082,612 shares and has the right to acquire an additional 185,714 shares upon the exercise of stock warrants.

On March 10, 2014, the stock transfer records maintained by us with respect to our Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares; the largest owner of Class C Convertible Preferred Stock owned 375 shares.  No directors or executive officer own Preferred Stock.

Item 13. Certain Relationships, Related Transactions and Director Independence

Transactions with Related Persons

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Four of CTTC’s Board Directors – O’Connell, Howard, Moussa, and Yarbro - are considered to be independent directors.

Item 14. Principal Accounting Fees and Services

 Fees

Aggregate fees for professional services rendered to us by Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.) (“MHM”), our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2013, and December 31, 2012 were:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$114,339	$126,500
Audit related fees (1)	9,521	2,575
Tax fees	-	-
All other fees	-	-
Total	$123,860	$129,075

(1)	Fees for S-1 and S-8 review.

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee has the sole authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor.  After determining that providing the non-audit services is compatible with maintaining the auditor’s independence, the Audit Committee pre-approves all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts.  If it is not practical for the Audit Committee to meet to approve fees for permitted non-audit services, the Audit Committee has authorized its chairman, currently Mr. Yarbro, to approve them and to review such pre-approvals with the Audit Committee at its next meeting.

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
Conrad Mir
President, Chief Executive Officer and interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Conrad Mir	President, Chief Executive Officer and	)	April 30, 2014
Conrad Mir	interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	) )

/s/ Peter Brennan	Chairman	)	April 30, 2014
Peter Brennan		)

/s/ Rustin Howard	Director	)	April 30, 2014
Rustin Howard		)

/s/ Robert Moussa	Director	)	April 30, 2014
Robert Moussa		)

/s/ Stan Yarbro	Director	)	April 30, 2014
Stan Yarbro		)

/s/ Carl D. O’Connell	Director	)	April 30, 2014
Carl D. O’Connell		)

EXHIBIT INDEX

31.1^	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

^ Filed herewith

www.competitivetech.net