Form 10-Q
period 2014-03-31
COMPETITIVE TECHNOLOGIES INC
filed 2014-05-15
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 14, 2014 was 22,463,532 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$343,748	$57,009
Receivables, net of allowance of $101,154 at March 31, 2014 and December 31, 2013	86,317	143,330
Inventory	4,248,220	4,278,220
Prepaid expenses and other current assets	48,095	65,167
Total current assets	4,726,380	4,543,726

Property and equipment, net	8,860	7,606
Security deposits	15,000	15,000
TOTAL ASSETS	$4,750,240	$4,566,332

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$650,254	$692,251
Liabilities under claims purchase agreement	2,013,320	2,093,303
Accounts payable, GEOMC	4,183,535	4,183,535
Accrued expenses and other liabilities	803,678	582,987
Notes payable	2,596,746	2,488,691
Deferred revenue	19,687	6,400
Warrant liability	-	8,227
Series C convertible preferred stock derivative liability	66,176	80,408
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	10,708,396	10,510,802

Note payable – long-term	34,272	-

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 22,463,532 shares issued and outstanding at March 31, 2014 and 19,952,907 shares issued and outstanding at December 31, 2013	224,635	199,529
Capital in excess of par value	46,730,636	46,077,394
Accumulated deficit	(53,008,374)	(52,282,068)
Total shareholders’ deficit	(5,992,428)	(5,944,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,750,240	$4,566,332

See accompanying notes

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Revenue
Product sales	$221,080	$-
Cost of product sales	70,218	19,348
Gross profit from product sales	150,862	(19,348)

Other Revenue
Retained royalties	2,604	13,376
Other income	3,821	48,679
Total other revenue	6,425	62,055

Expenses

Selling expenses	71,994	68,175
Personnel and consulting expenses	395,023	341,007
General and administrative expenses	193,721	400,759
Interest expense	104,786	32,767
Loss on settlement of note and warrant	132,301	-
Unrealized gain on derivative instruments	(14,232)	(18,167)
Total Expenses	883,593	824,541

Loss before income taxes	(726,306)	(781,834)
Provision (benefit) for income taxes	-	-

Net loss	$(726,306)	$(781,834)

Basic loss per share	$(0.04)	$(0.05)

Basic weighted average number of common shares outstanding:	20,036,240	15,588,693

Diluted loss per share	$(0.04)	$(0.05)

Diluted weighted average number of common shares outstanding:	20,036,240	15,588,693

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Three Months Ended March 31, 2014

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2014	2,427	$60,675	19,952,907	$199,529	$46,077,394	$(52,282,068)	$(5,944,470)

Net loss	-	-	-	-	-	(726,306)	(726,306)
Common stock issued to directors	-	-	10,625	106	3,932	-	4,038
Stock option compensation expense	-	-	-	-	14,328	-	14,328
Private offering of common stock and warrants	-	-	2,500,000	25,000	475,000	-	500,000
Warrant and beneficial conversion feature on notes payable	-	-	-	-	53,338	-	53,338
Liabilities settled under Liability Purchase Agreement					106,644		106,644
Balance March 31, 2014	2,427	$60,675	22,463,532	$224,635	$46,730,636	$(53,008,374)	$(5,992,428)

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:

Net loss	$(726,306)	$(781,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,824	2,336
Stock option compensation expense	14,328	111,437
Share-based compensation – common stock	4,038	7,000
Bad debt expense	-	5,000
Debt discount amortization	61,364	-
Noncash finance charges	18,434	-
Unrealized gain on derivative instruments	(14,232)	(18,167)
Loss on settlement of note and warrant	132,301	-
Changes in assets and liabilities:
Receivables	57,013	132,747
Prepaid expenses and other current assets	17,072	56,188
Inventory	30,000	-
Accounts payable, accrued expenses and other liabilities	178,694	(32,745)
Deferred revenue	13,287	(1,600)
Net cash used in operating activities	(212,183)	(519,638)

Cash flows from investing activities:
Purchase of property and equipment	(3,078)	-
Cash used in investing activities	(3,078)	-

Cash flows from financing activities:
Proceeds from note payable	120,000	505,000
Repayment of note and warrant settlement	(118,000)	-
Proceeds from common stock and warrants	500,000	-
Net cash provided by financing activities	502,000	505,000

Net increase (decrease) in cash	286,739	(14,638)

Cash at beginning of period	57,009	74,322

Cash at end of period	$343,748	$59,684

Supplemental disclosure of non-cash transactions:

In September 2013 the Company issued 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000 (see Note 10).

During the three months ended March 31, 2013, the Company transferred a rental asset with a net book value (“NBV”) of approximately $8,000 to inventory.

During the three months ended March 31, 2013, the Company issued 500,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

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

Competitive Technologies, Inc. (“CTI”) and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. (“VVI”), (collectively, the “Company”, “we” or “us”) is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive Calmare® pain therapy medical device, which incorporates the biophysical “Scrambler Therapy”® technology developed to treat neuropathic and cancer-derived pain.

These consolidated financial statements include the accounts of CTI and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2014.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014.

During the three months ended March 31, 2014, we had a significant concentration of revenues from our Calmare® pain therapy medical device.  The percentages of gross revenue attributed to sales and rentals of Calmare devices, in the three months ended March 31, 2014, was 98%; and 13% in the three months ended March 31, 2013.  Additionally, the percentage of gross revenue attributed to other Calmare related sales of equipment and training, in the three months ended March 31, 2014, was 1%; and 66% in the three months ended March 31, 2013.  We continue to attempt to expand our sales activities for the Calmare device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at March 31, 2014.  The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare medical devices.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare devices not occur the Company may not have sufficient cash flow to fund operations through 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At March 31, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,277,000 and a carrying value of $3,117,000.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology, and Delta Research and Development, authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The original agreement was amended in 2011 to provide the Company with exclusive rights to the Scrambler Therapy technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, a valid contract was never formed as the 2012 Amendment was not executed by Marineo and Delta. The Scrambler Therapy technology is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue for the next several years.

2.    NET INCOME (LOSS) PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net income (loss) per share and net income (loss) per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Denominator for basic net income (loss) per share, weighted average shares outstanding	20,036,240	15,588,693
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A
Denominator for diluted net income (loss) per share, weighted average shares outstanding	20,036,240	15,588,693

Due to the net loss incurred for the three months ended March 31, 2014, and March 31, 2013, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive. Options to purchase 1,409,000 and 1,367,000 shares of our common stock were outstanding at March 31, 2014 and 2013, respectively, 375 shares outstanding of Series C Convertible Preferred Stock, at March 31, 2014 and 2013, outstanding convertible debt of $3,117,000 and $2,040,000 at March 31, 2014 and 2013, respectively and the warrants outstanding at March 31, 2014 were not included in the computation of diluted net income (loss) per share because they were also anti-dilutive.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the quarter ended March 31, 2014 has had or is expected to have a material impact on the consolidated financial statements.

4.    RECEIVABLES

Receivables consist of the following:

	March 31, 2014	December 31, 2013
Calmare® sales receivable	$86,023	$132,850
Royalties, net of allowance of $101,154 at March 31, 2014 and December 31, 2013	-	10,086
Other	294	394
Total receivables	$86,317	$143,330

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

Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $66,000 and $80,000 at March 31, 2014 and December 31, 2013, respectively, in Level 2 of the fair value hierarchy.

The warrant issued in connection with the Tonaquint Note (the “Tonaquint Warrants,”see Note 11) were measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore do not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $8,000 at December 31, 2013, and $26,076 upon issuance July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 11).

Similarly, the conversion feature of the Tonaquint Note (Note 11) also contained “down-round” protection and therefore did not meet the scope exception under FASB ASC 815.  The Company classified the derivative liability of $0 at December 31, 2013, and $19,024 upon issuance at July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 11).

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

The carrying amounts reported in our Condensed Consolidated Balance Sheet for cash, accounts receivable, notes payable, deferred revenue, and preferred stock liability approximate fair value due to the short-term maturity of those financial instruments.

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid insurance	$15,230	$16,802
Other	32,865	48,365
Prepaid expenses and other current assets	$48,095	$65,167

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2014	December 31, 2013
Property and equipment, gross	$180,615	$177,537
Accumulated depreciation and amortization	(171,755)	(169,931)
Property and equipment, net	$8,860	$7,606

Depreciation and amortization expense was $1,824 and $2,336 during the three months ended March 31, 2014 and March 31, 2013, respectively.

9.           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2014	December 31, 2013

Royalties payable	$155,208	$127,708
Accrued compensation	135,000	-
Accrued accounting fees	80,000	82,141
Commissions payable	21,975	21,975
Accrued interest payable	241,487	216,518
Other payables	170,008	134,645
Accrued expenses and other liabilities, net	$803,678	$582,987

Excluded above is approximately $235,000 and $244,000 of accrued expenses and other liabilities at March 31, 2014 and December 31, 2013, respectively, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.          LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap” accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. As of May 14, 2014, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

11.           NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2014	December 31, 2013
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,518,000
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Tonaquint 9% OID Convertible Notes and Warrants	118,536	87,705
Southridge Convertible Note	12,000	12,000
Series A1 15% OID Convertible Notes and Warrants	100,076	81,415
Series A2 15% OID Convertible Notes and Warrants	91,127	69,571
Series A3 15% OID Convertible Notes and Warrants	37,007	-
Series B OID Convertible Notes and Warrants	34,272	-
Notes Payable, gross	3,116,998	2,933,691
Less LPA amount	(485,980)	(505,000)
Notes Payable, net	$2,631,018	$2,488,691

Details of notes payable as of March 31, 2014 are as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Tonaquint 9% OID Convertible Notes (1)	112,500	118,536	7%	0.30	May 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	149,412	100,076	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	134,236	91,127	None	0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	37,007	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	34,272	None	0.35	March 2017
Notes Payable, gross	$3,276,834	3,116,998
Less LPA amount		(485,980)
Notes Payable, net		$2,631,018

  (1) Original terms noted above. The Company executed a debt settlement agreement with Tonaquint during the first quarter of 2014, cash-settled the warrant during the first quarter of 2014 and cash-settled the note during the second quarter of 2014. See further discussion below under “Tonaquint 9% Original Issue Discount Convertible Notes and Warrants”.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

A total of $485,980 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, the Company continues to accrue interest on these notes and they remain convertible as described above.

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

As of May 14, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note or the April 2012 $25,000 note and as such is in default under the terms of the notes. There is also unpaid interest related to these notes.

Tonaquint 9% Original Issue Discount Convertible Notes and Warrants

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consisted of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discount was being amortized over the life of the note. The note was convertible at an initial conversion price of $0.30 per share at any time, and contained a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bore interest at 7% and was due in May 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant had a $0.35 exercise price, a 5-year term and included a “down-round protection” feature that required it to be classified as a liability rather than as equity (see Note 6).

During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant. The warrant was settled during the first quarter of 2014 for a cash payment of $98,000, resulting in a loss of $98,000. The note was settled during the second quarter of 2014 for cash payments totaling $144,000 ($20,000 paid in the first quarter of 2014 and $124,000 paid in the second quarter of 2014). Because the execution of the debt settlement agreement in the first quarter of 2014 resulted in a significant modification of the original terms of the note agreement, the Company adjusted the carrying value of the note in the first quarter of 2014 and recorded a related loss of approximately $34,000.

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 10). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and is due in June 2014.

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. During the quarter ended March 31, 2014, the Company did a private offering of a third tranche of convertible notes and warrants, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 958,179 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

	Warrants (Tranche 1)- November 15, 2013	Warrants (Tranche 2)- December 30, 2013	Warrants (Tranche 3)- February 14, 2014
Expected term	2 years	2 years	2 years
Volatility	180.02%	184.38%	184.88%
Risk Free Rate	0.31%	0.39%	0.32%

The proceeds of the Notes issued during the three months ended March 31, 2014 were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$32,390
Private Offering Warrants	14,845
Beneficial Conversion feature	7,765
Total	$55,000

Series B Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants March 20, 2014
Expected term	4 years
Volatility	151.52%
Risk Free Rate	1.32%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$34,272
Private Offering Warrants	26,811
Beneficial Conversion feature	3,917
Total	$65,000

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the three months ended March 31, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance. During the three months ended March 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.

During the three months ended March 31, 2013, the Company granted 1,000,000 stock options to its then CEO of which 200,000 vested immediately. Due to his subsequent resignation in September 2013, all options have since been cancelled.

There were no grants of stock options to employees during the three months ended March 31, 2014.

During the three months ended March 31, 2013 the Board of Directors extended the expiration dates for all options previously granted to one departing Board member in recognition for service.  The Company considered the extension as a modification to the option agreements recording incremental compensation expense of $16,920 for the three months ended March 31, 2013.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months Ended	Three months Ended
	March 31, 2014	March 31, 2013
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	118.5%	99.2% - 100.3%
Risk-free interest rates (3)	1.72%	0.63%
Expected lives (2)	5.0 YEARS	2.0-4.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During the three months ended March 31, 2014, the Company recognized expense of $11,178 for stock options issued to directors and expense of $3,150 for stock options issued to employees.

During the three months ended March 31, 2013, the Company recognized expense of $14,250 for stock options issued to directors and expense of $80,267 for stock options issued to employees.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)

Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of March 31, 2014 dividends declared were $70,323, of which $4,623 were declared during the three months ended March 31, 2014 and $51,575 have not been paid and are shown in accrued and other liabilities at March 31, 2014.

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

The Company recorded a convertible preferred stock derivative liability of $66,176 and $80,408, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at March 31, 2014 and December 31, 2013, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2014 and December 31, 2013 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

During the quarter ended March 31, 2014, the Company did a private offering of its common stock and warrants, for consideration of $500,000. 2,500,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 1,250,000 shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The warrants were recorded to additional paid-in-capital.

During the three months ended March 31, 2014 and 2013, the Company issued 10,625 and 3,750 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $4,038 and $655 for director stock compensation expense in the three months ended March 31, 2014 and 2013.

13.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of March 31, 2014, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

At March 31, 2014, $2,598,980 of the outstanding were Notes payable to related parties; $2,498,980 to the chairman of our Board and $100,000 to another director.

15.           SUBSEQUENT EVENT

On April 8, 2014, Mr. Giuseppe Marineo, an inventor of the Calmare® pain therapy device, and Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding Competitive Technologies, Inc. (“CTI” or the “Company”) stating that the Company did not have authority to sell, distribute and manufacture Calmare as an exclusive agent of the Group. CTI issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

As disclosed in the Company’s Annual Report on Form 10-K on April 16, 2014, this dispute between the Company and the Group is over the validity of a 2012 Amendment to a Sales and Representation Agreement (the “Amendment”) which, if valid and enforceable, would have compromised its rights to sell, distribute and manufacture Calmare as an exclusive agent of the Group in the global marketplace, especially in the European, Middle Eastern and North African (“EMENA”) territory which was responsible for approximately 70% of gross Calmare sales in 2011. However, the Company believes that the Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void as disclosed on April 16, 2014 in the Form 10-K filing. Therefore, the parties’ rights are determined by an earlier agreement whereby the Company still possesses the authority to sell, distribute and manufacture Calmare as a world-wide exclusive agent of the Group.

On April 16, 2014, counsel for the Group (“Group Counsel”) sent a cease and desist letter (“Cease and Desist Letter”) to the Company, requesting a confirmation that the Company would no longer hold itself out as an agent of the Group permitted to sell, distribute and manufacture Calmare world-wide including the EMENA territory.

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time the Company is pursuing a reasonable and amicable resolution to the situation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014, (subsequently amended in a Form 10-K/A, filed with the SEC on April 30, 2014) and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Competitive Technologies, Inc. (“CTI”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary (collectively, "we,” “our,” or “us”), is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive Calmare pain therapy medical device, which incorporates the biophysical “Scrambler Therapy” technology developed to treat neuropathic and cancer-derived pain.

Since 2011, the Company has controlled the sales process for its Calmare® medical device. We are the primary obligor, responsible for delivering devices as well as training our customers in the proper use of the device. We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, all product sales are recorded following a gross revenue methodology. We record in product sales, the total funds earned from customers and record the costs of the device as cost of product sales, with gross profit from product sales being the result.

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

Dispute with Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) stating that the Company did not have authority to sell, distribute and manufacture Calmare as an exclusive agent of the Group.

As disclosed in the Company’s Annual Report on Form 10-K on April 16, 2014, and in a Current Report on Form 8-K on April 29, 2014, this dispute between the Company and the Group is over the validity of a 2012 Amendment to a Sales and Representation Agreement (the “Amendment”) which, if valid and enforceable, would have compromised its rights to sell, distribute and manufacture Calmare as an exclusive agent of the Group in the global marketplace, especially in the European, Middle Eastern and North African (“EMENA”) territory which was responsible for approximately 70% of gross Calmare sales in 2011. However, the Company believes that the Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the parties’ rights are determined by an earlier agreement whereby the Company still possesses the authority to sell, distribute and manufacture Calmare as a world-wide exclusive agent of the Group.

On April 16, 2014, counsel for the Group (“Group Counsel”) sent a cease and desist letter (“Cease and Desist Letter”) to the Company, requesting a confirmation that the Company would no longer hold itself out as an agent of the Group permitted to sell, distribute and manufacture Calmare world-wide including the EMENA territory.

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time the Company is pursuing a reasonable and amicable resolution to the situation.

Presentation

We rounded all amounts in this Item 2 to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Results of Operations – Three months ended March 31, 2014 vs. three months ended March 31, 2013

Summary of Results

Our net loss, for the quarter ended March 31, 2014, decreased to $726,000 or $0.04 per basic and diluted share as compared with a net loss of $782,000 or $0.05 per basic and diluted share for the comparable quarter of 2013.  This net loss decrease is largely attributable to a $221,000 increase in sales and a $207,000 decrease in general and administrative expenses, partially offset by a $72,000 increase in interest expense, a $54,000 increase in personnel and consulting expenses and a non recurring $132,000 loss on settlement of note and warrant.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the three months ended March 31, 2014, increased $221,000 to $221,000 as compared with $0 for the comparable quarter of 2013.

Cost of product sales, in the three months ended March 31, 2014, increased $51,000 to $70,000 as compared with $19,000 in the three months ended March 31, 2013. This increase in cost of product sold is attributable to CTI’s limited unit sales in the prior quarter.

Device sales, in the three months ended March 31, 2014, increased significantly with the sale of three (3) Devices as compared with zero (0) Device sales for the comparable quarter of 2013.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended March 31, 2014, decreased $10,000 to $3,000 as compared with $13,000 in the three months ended March 31, 2013.

Other income, for the three months ended March 31, 2014, decreased $45,000 to $4,000 as compared with $49,000 in the three months ended March 31, 2013.  Other income includes:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare® devices	$2,000	$3,000
Rental income from customers who were renting Calmare® pain therapy medical devices from CTI	$2,000	$8,000

 In addition to the above mentioned items, the Company received a one-time payment of $38,000 in the first quarter of 2013 from one of our insurance companies related to its conversion to a stock insurance company.

Expenses

Total expenses increased $59,000 or 7% to $884,000 in the three months ended March 31, 2014 as compared with $825,000 in the three months ended March 31, 2013.

Selling expenses increased 6% or $4,000 to $72,000 in the three months ended March 31, 2014 as compared with $68,000 in the three months ended March 31, 2013 and reflects increased commissions as a result of increased Devices sales offset by reduced patent and other direct costs related to the Calmare pain device.

Personnel and consulting expenses, in the three months ended March 31, 2014, increased 16% or $54,000 to $395,000 as compared with $341,000 in the three months ended March 31, 2013. This increase is primarily related to differences between periods in executive compensation. The three months ended March 31, 2014 includes an accrual for estimated bonus compensation whereas no such accrual was recorded in the three months ended March 31, 2013. However partially offsetting this difference was stock option expense for employees of $3,000 for the three months ended March 31, 2014 as compared to $80,000 for the three months ended March 31, 2014. The significant stock option expense in the three months ended March 31, 2013 was associated with stock options issued to the Company’s then CEO. As part of his compensation package, 1,000,000 options were granted in March 2013, 200,000 of which vested immediately and as such resulted in expense during the three months ended March 31, 2013.

General and administrative expenses, in the three months ended March 31, 2014, decreased 52% or $207,000 to $194,000 as compared with $401,000 in the three months ended March 31, 2013.  The decrease reflects:

a)	$34,000 decrease in Directors fees and expenses, primarily related to share-based compensation;
b)	$44,000 decrease in investor and public relations expenses, primarily as a result of terminating certain management consulting arrangements;
c)	$73,000 decrease in legal expenses, primarily related to corporate counsel matters; and
d)	$33,000 decrease in accounting and tax expenses.

Interest expense, in the three months ended March 31, 2014, increased $72,000 to $105,000 as compared with $33,000 in the three months ended March 31, 2013. This large increase is due to an increase in the use of debt financing.

Loss on settlement of note and warrant, during the three months ended March 31, 2014 the Company cash settled the warrant previously issued to Tonaquint for a loss of $98,000 and also recorded a $34,000 loss related to modification in terms to the original note agreement, which was cash settled in the second quarter of 2014 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized gain on derivative instruments, in the three months ended March 31, 2014, was $14,000, as compared with the $18,000 gain recorded in the three months ended March 31, 2013.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At March 31, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,277,000 and a carrying value of $3,117,000.

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

At March 31, 2014, cash was $344,000, as compared with $57,000 at December 31, 2013. Net cash used in operating activities was $(212,000) for the three months ended March 31, 2014 as compared to $(520,000) for the three months ended March 31, 2013, primarily reflecting the decrease in the current period net loss between periods, non cash interest expense and loss on settlement of the note and warrant in the current period and favorable changes in current assets/liabilities. There was minimal investing activity year to date in 2014 and 2013. Net cash provided by financing activities was $502,000 for the three months ended March 31, 2014 as compared to $505,000 for the three months ended March 2013, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at March 31, 2014.  During the three months ended March 31, 2014 and 2013, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

Debt Financing

Details of notes payable as of March 31, 2014 is as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Tonaquint 9% OID Convertible Notes (1)	112,500	118,536	7%	0.30	May 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	149,412	100,076	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	134,236	91,127	None	0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	37,007	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	34,272	None	0.35	March 2017
Notes Payable, gross	$3,276,834	3,116,998
Less LPA amount		(485,980)
Notes Payable, net		$2,631,018

(1) Original terms noted above. The Company executed a debt settlement agreement with Tonaquint during the first quarter of 2014, cash-settled the warrant during the first quarter of 2014 and cash-settled the note during the second quarter of 2014. See further discussion below under “Tonaquint 9% Original Issue Discount Convertible Notes and Warrants”.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

A total of $485,980 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the liabilities purchase agreement with ASC Recap, and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, the Company continues to accrue interest on these notes and they remain convertible as described above.

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

As of May 14, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note or the April 2012 $25,000 note and as such is in default under the terms of the notes. There is also unpaid interest related to these notes.

Tonaquint 9% Original Issue Discount Convertible Notes and Warrants

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consisted of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discounted was being amortized over the life of the note. The note was convertible at an initial conversion price of $0.30 per share at any time, and contained a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bore interest at 7% and was due in May 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant had a $0.35 exercise price, a 5-year term and included a “down-round protection” feature that required it to be classified as a liability rather than as equity (see Note 6 of the Notes to Condensed Consolidated Interim Financial Statements).

During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant. The warrant was settled during the first quarter of 2014 for a cash payment of $98,000, resulting in a loss of $98,000. The note was settled during the second quarter of 2014 for cash payments totaling $144,000 ($20,000 in the first quarter of 2014 and $124,000 in the second quarter of 2014). Because the execution of the debt settlement agreement in the first quarter of 2014 resulted in a significant modification of the original terms of the note agreement, the Company adjusted the carrying value of the note in the first quarter of 2014 and recorded a related loss of approximately $34,000.

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and is due June 2014.

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. During the quarter ended March 31, 2014, the Company did a private offering of a third tranche of convertible notes and warrants, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 958,179 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

Series B Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

As of March 31, 2014, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.    CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b)           Change in Internal Controls

During the period ending March 31, 2014, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2013, the Company did a private offering of two tranches of convertible notes and warrants, under which it issued $283,648 of convertible promissory notes for consideration of $241,100, the difference between the proceeds from the notes and the principal amount consists of $42,548 of original issue discount. During the quarter ended March 31, 2014, the Company did a private offering of a third tranche of convertible notes and warrants with 3 investors, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 958,179 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a 2-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants with one investor, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share anytime after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consisted of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discounted was being amortized over the life of the note. The note was convertible at an initial conversion price of $0.30 per share at any time, and contained a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bore interest at 7% and was due in May 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant had a $0.35 exercise price, a 5-year term and included a “down-round protection” feature that required it to be classified as a liability rather than as equity (see Note 6 of the Notes to Condensed Consolidated Interim Financial Statements).

During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant. The warrant was settled during the first quarter of 2014 for a cash payment of $98,000, resulting in a loss of $98,000. The note was settled during the second quarter of 2014 for cash payments totaling $144,000 ($20,000 in the first quarter of 2014 and $124,000 in the second quarter of 2014).

During the quarter ended March 31, 2014, the Company did a private offering of its common stock and warrants to 8 investors, for consideration of $500,000. 2,500,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 1,250,000 shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The warrants were recorded to additional paid-in-capital.

The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description	Filing Method
3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed.(1)	Incorporated by reference

3.2	Bylaws of the registrant as amended effective October 14, 2005.(2)	Incorporated by reference

10.1	Securities Purchase Agreement with Tonaquint, Inc. dated July 16, 2013.(3)	Incorporated by reference

10.2	Equity Purchase Agreement with Southridge Partners II, L.P. dated September 10, 2013.(4)	Incorporated by reference

31.1	Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1)	Filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 with the SEC on April 1, 1998.
(2)	Filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2005.
(3)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2013.
(4)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President, Chief Executive Officer, and interim CFO
May 14, 2014		Authorized Signer(Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)

