Form 10-Q
period 2014-06-30
COMPETITIVE TECHNOLOGIES INC
filed 2014-08-14
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 13, 2014 was 24,651,477 shares.

COMPETITIVE TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$16,400	$57,009
Receivables, net of allowance of $101,154 at June 30, 2014 and December 31, 2013	143,119	143,330
Inventory	4,208,220	4,278,220
Prepaid expenses and other current assets	57,308	65,167
Total current assets	4,425,047	4,543,726

Property and equipment, net	47,684	7,606
Security deposits	15,000	15,000
TOTAL ASSETS	$4,487,731	$4,566,332

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$877,542	$692,251
Liabilities under claims purchase agreement	2,013,320	2,093,303
Accounts payable, GEOMC	4,182,380	4,183,535
Accrued expenses and other liabilities	855,778	582,987
Notes payable	2,445,420	2,488,691
Deferred revenue	19,687	6,400
Warrant liability	-	8,227
Series C convertible preferred stock derivative liability	92,128	80,408
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	10,861,255	10,510,802

Note payable – long-term	38,082	-

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 24,112,357 shares issued and outstanding at June 30, 2014 and 19,952,907 shares issued and outstanding at December 31, 2013	241,123	199,529
Capital in excess of par value	47,085,819	46,077,394
Accumulated deficit	(53,799,223)	(52,282,068)
Total shareholders’ deficit	(6,411,606)	(5,944,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,487,731	$4,566,332

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2014	June 30, 2013
Revenue
Product sales	$316,000	$136,100
Cost of product sales	98,148	45,845
Gross profit from product sales	217,852	90,255

Other Revenue
Retained royalties	2,348	4,384
Other income	13,653	9,643
Total other revenue	16,001	14,027

Expenses
Selling expenses	66,032	35,758
Personnel and consulting expenses	424,121	278,732
General and administrative expenses	317,305	413,417
Interest expense	112,895	43,971
Interest expense – accelerated upon conversion of OID notes	35,109	-
Loss on conversion of OID notes	43,288	-
Unrealized loss on derivative instruments	25,952	9,439
Total Expenses	1,024,702	781,317

Loss before income taxes	(790,849)	(677,035)
Provision (benefit) for income taxes	-	-

Net loss	$(790,849)	$(677,035)

Basic and diluted loss per share	$(0.03)	$(0.04)

Basic and diluted weighted average number of common shares outstanding:	23,082,699	16,146,013

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Revenue
Product sales	$537,080	$136,100
Cost of product sales	168,366	65,193
Gross profit from product sales	368,714	70,907

Other Revenue
Retained royalties	4,952	17,760
Other income	17,473	58,322
Total other revenue	22,425	76,082

Expenses

Selling expenses	138,026	103,933
Personnel and consulting expenses	819,144	619,739
General and administrative expenses	511,026	814,176
Interest expense	217,680	76,738
Interest expense – accelerated upon conversion of OID notes	35,109	-
Loss on conversion of OID notes	43,288	-
Loss on settlement of note and warrant	132,301	-
Unrealized loss (gain) on derivative instruments	11,720	(8,728)
Total Expenses	1,908,294	1,605,858

Loss before income taxes	(1,517,155)	(1,458,869)
Provision (benefit) for income taxes	-	-

Net loss	$(1,517,155)	$(1,458,869)

Basic and diluted loss per share	$(0.07)	$(0.09)

Basic and diluted weighted average number of common shares outstanding:	21,567,885	15,868,892

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Six Months Ended June 30, 2014

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2014	2,427	$60,675	19,952,907	$199,529	$46,077,394	$(52,282,068)	$(5,944,470)

Net loss	-	-	-	-	-	(1,517,155)	(1,517,155)
Common stock issued to directors	-	-	10,625	106	3,932	-	4,038
Stock option compensation expense	-	-	-	-	41,123	-	41,123
Common stock issued upon conversion of OID notes	-	-	798,825	7,988	166,888		174,876
Private offering of common stock and warrants	-	-	3,350,000	33,500	636,500	-	670,000
Warrant and beneficial conversion feature on notes payable	-	-	-	-	53,338	-	53,338
Liabilities settled under Liability Purchase Agreement	-	-	-	-	106,644		106,644
Balance June 30, 2014	2,427	$60,675	24,112,357	$241,123	$47,085,819	$(53,799,223)	$(6,411,606)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:

Net loss	$(1,517,155)	$(1,458,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,346	4,859
Stock option compensation expense	41,123	128,637
Share-based compensation – common stock	4,038	7,000
Bad debt expense	-	5,000
Debt discount amortization	169,436	-
Noncash finance charges	18,434	-
Unrealized loss (gain) on derivative instruments	11,720	(8,728)
Loss on conversion of OID notes	43,288
Loss on settlement of note and warrant	132,301	-
Changes in assets and liabilities:
Receivables	211	194,315
Prepaid expenses and other current assets	7,859	60,763
Inventory	70,000	20,000
Accounts payable, accrued expenses and other liabilities	456,927	(96,953)
Deferred revenue	13,287	(1,600)
Net cash used in operating activities	(542,185)	(1,145,576)

Cash flows from investing activities:
Purchase of property and equipment	(46,424)	-
Cash used in investing activities	(46,424)	-

Cash flows from financing activities:
Proceeds from note payable	120,000	1,095,000
Repayment of note and warrant settlement	(242,000)	-
Proceeds from common stock and warrants	670,000	-
Net cash provided by financing activities	548,000	1,095,000

Net decrease in cash	(40,609)	(50,576)

Cash at beginning of period	57,009	74,322

Cash at end of period	$16,400	$23,746

Supplemental disclosure of non-cash transactions:

In June 2014, the Company issued 798,825 shares of common stock upon conversion of OID notes (see Note 11).

In September 2013, the Company issued 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014, paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000 (see Note 10).

During the six months ended June 30, 2013, the Company transferred a rental asset with a Net Book Value (NBV) of approximately $8,000 to inventory.

During the six months ended June 30, 2013, the Company issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

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

Competitive Technologies, Inc. (“CTI”) and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. (“VVI”), (collectively, the “Company”, “we” or “us”) is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive Calmare® pain therapy device (the “Calmare Device”), which was developed to treat neuropathic and cancer-derived pain.

These consolidated financial statements include the accounts of CTI and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2014.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014.

During the three and six months ended June 30, 2014, we had a significant concentration of revenues from the Calmare® Device.  The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in both the three and six months ended June 30, 2014, was 98%; and 96% and 72%, respectively, in the three and six months ended June 30, 2013.  Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in both the three and six months ended June 30, 2014, was 1%; and 1% and 2%, respectively, in the three and six months ended June 30, 2013.  We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at June 30, 2014.  The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices.  However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices not occur the Company may not have sufficient cash flow to fund operations through 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At June 30, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,005,000 and a carrying value of $2,970,000.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology, and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The original agreement was amended in 2011 to provide the Company with exclusive rights to the Scrambler Therapy technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void (see Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES, CTI’s Distribution Rights, Marineo and Delta). The Scrambler Therapy technology is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue for the next several years.

2.    NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Denominator for basic net loss per share, weighted average shares outstanding	23,082,699	21,567,885	16,146,013	15,868,892

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	23,082,699	21,567,885	16,146,013	15,868,892

Due to the net loss incurred for the three and six months ended June 30, 2014, and 2013, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive. Options to purchase 1,708,500 and 1,367,000 shares of our common stock were outstanding at June 30, 2014 and 2013, respectively, 375 shares outstanding of Series C Convertible Preferred Stock, at June 30, 2014 and 2013, outstanding convertible debt of $2,970,000 and $2,630,000 at June 30, 2014 and 2013, respectively, and the warrants outstanding at June 30, 2014 were not included in the computation of diluted net loss per share because they were also anti-dilutive.

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

4.    RECEIVABLES

Receivables consist of the following:

	June 30, 2014	December 31, 2013
Calmare® sales receivable	$142,725	$132,850
Royalties, net of allowance of $101,154 at June 30, 2014 and December 31, 2013	-	10,086
Other	394	394
Total receivables	$143,119	$143,330

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

6.    FAIR VALUE MEASUREMEMENTS

The Company measures fair value in accordance with Topic 820 of the FASB Accounting Standards Codification (“ASC”), Fair Value Measurement (“ASC 820”), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $92,000 and $80,000 at June 30, 2014 and December 31, 2013, respectively, in Level 2 of the fair value hierarchy.

The warrants issued in connection with the Tonaquint Note (the “Tonaquint Warrants,” see Note 11) were measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore do not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $8,000 at December 31, 2013, and $26,076 upon issuance July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 11).

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

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepaid insurance	$33,114	$16,802
Other	24,194	48,365
Prepaid expenses and other current assets	$57,308	$65,167

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2014	December 31, 2013
Property and equipment, gross	$215,491	$177,537
Accumulated depreciation and amortization	(167,807)	(169,931)
Property and equipment, net	$47,684	$7,606

Depreciation and amortization expense was $4,522 and $6,346 during the three and six months ended June 30, 2014, and $2,523 and $4,859 for the three and six months ended June 30, 2013.

9.           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2014	December 31, 2013
Royalties payable	$205,451	$127,708
Accrued compensation	135,000	-
Accrued accounting fees	-	82,141
Commissions payable	51,026	21,975
Accrued interest payable	296,390	216,518
Other payables	167,911	134,645
Accrued expenses and other liabilities, net	$855,778	$582,987

Excluded above is approximately $235,000 and $244,000 of accrued expenses and other liabilities at June 30, 2014 and December 31, 2013, respectively, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.          LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap” accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. As of August 8, 2014, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

11.           NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2014	December 31, 2013
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,518,000
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Tonaquint 9% OID Convertible Notes and Warrants	-	87,705
Southridge Convertible Note	12,000	12,000
Series A1 15% OID Convertible Notes and Warrants	29,440	81,415
Series A2 15% OID Convertible Notes and Warrants	119,758	69,571
Series A3 15% OID Convertible Notes and Warrants	46,222	-
Series B OID Convertible Notes and Warrants	38,082	-
Notes Payable, gross	2,969,482	2,933,691
Less LPA amount	(485,980)	(505,000)
Notes Payable, net	$2,483,502	$2,488,691

Details of notes payable as of June 30, 2014 are as follows:

	Original Principal Amount	Carrying Value (1)	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	29,412	29,412	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	94,471	119,758	None	0.20-0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	46,250	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	38,082	None	0.35	March 2017
Notes Payable, gross	$3,004,569	2,969,482
Less LPA amount		(485,980)
Notes Payable, net		$2,483,502

(1)	Includes $28,177 of accrued loss on conversion of OID Notes.

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

As of August 8, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note or the April 2012 $25,000 note and as such is in default under the terms of the notes. There is also unpaid interest related to these notes.

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 10). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and was due in June 2014.

Southridge delivered to the Company a notice of conversion related to the above noted convertible note payable and subsequent to June 30, 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note.

Series A 15% Original Issue Discount (“OID”) Convertible Notes and Warrants

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

	Warrants (Tranche 1) November 15, 2013	Warrants (Tranche 2) December 30, 2013	Warrants (Tranche 3) February 14, 2014
Expected term	2 years	2 years	2 years
Volatility	180.02%	184.38%	184.88%
Risk Free Rate	0.31%	0.39%	0.32%

The proceeds of the Notes issued during the three months ended March 31, 2014 were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$32,390
Private Offering Warrants	14,845
Beneficial Conversion feature	7,765
Total	$55,000

During the quarter ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Note holders (“Noteholders”) received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014 to the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$43,288
Accelerated interest expense	$35,109

Balance Sheet
Shares issued as of June 30, 2014	798,825
Shares to be issued subsequent to June 30, 2014	529,415
Principal amount of notes converted	$265,648

Series B Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the six months ended June 30, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance. During the six months ended June 30, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.

During the six months ended June 30, 2014, the Company granted 320,000 options to employees. 20% of the options vested upon issuance and the remaining options vest ratably over a four (4) year period.

During the six months ended June 30, 2013, the Company granted 1,000,000 stock options to its then CEO of which 200,000 vested immediately. Due to his subsequent resignation in September 2013, all options have since been cancelled.

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

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Six-months Ended	Six -months Ended
	June 30, 2014	June 30, 2013
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	118.5-122.4%	99.2 - 100.3%
Risk-free interest rates (3)	1.19-1.72%	0.63%
Expected lives (2)	4.0-5.0 YEARS	2.0-4.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During both the three and six months ended June 30, 2014, the Company recognized expense of $11,178 for stock options issued to directors and expense of $26,795 and $29,945, respectively, for stock options issued to employees.

During the three and six months ended June 30, 2013, the Company recognized expense of $0 and $14,250, respectively, for stock options issued to directors and expense of $17,200 and $97,467, respectively, for stock options issued to employees.

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

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

Effective June 16, 2011, William R. Waters, Ltd. of Canada converted one-half (½) of its Series C Convertible Preferred Stock, or 375 shares, to 315,126 shares of common stock.

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of June 30, 2014, dividends declared were $74,998, of which $4,675 and $9,298, respectively, were declared during the three and six months ended June 30, 2014 and $56,250 have not been paid and are shown in accrued and other liabilities at June 30, 2014.

b)	Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of Common Stock

c)	Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

d)	Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to CTI. However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement. Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

e)	Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (a) the closing market price at the date of notice of conversion or (b) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized gain (loss) on derivative instrument.

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933. Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $92,128 and $80,408, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at June 30, 2014 and December 31, 2013, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2014 and December 31, 2013 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

During the quarter ended March 31, 2014, the Company did a private offering of its common stock and warrants, for consideration of $500,000. 2,500,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 1,250,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

During the quarter ended June 30, 2014, the Company did an additional private offering of its common stock and warrants, for consideration of $170,000. 850,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 425,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

During the three months ended March 31, 2014 and 2013, the Company issued 10,625 and 17,500 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $4,038 and $7,000 for director stock compensation expense in the three months ended March 31, 2014 and 2013. No shares were issued to non-employee directors during the three months ended June 30, 2014 and 2013.

13.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2014, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

We had previously engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nanoparticle bone biomaterial patents, among other assets and/or securities.  The Company would have paid Lafferty a 10% finder's fee in the event an acquisition partner was found. This engagement expired during the quarter ended June 30, 2014 without Lafferty identifying an acquisition partner and as such, no fee was paid to Lafferty.

Contingencies – Litigation

Carolina Liquid Chemistries Corporation, et al. (case completed) – On August 29, 2005, we filed a complaint against Carolina Liquid Chemistries Corporation ("Carolina Liquid") in the United States District Court for the District of Colorado, alleging patent infringement of our patent covering homocysteine assays, and seeking monetary damages, punitive damages, attorneys’ fees, court costs and other remuneration at the option of the court. As we became aware of other infringers, we amended our complaint to add as defendants Catch, Inc. ("Catch") and the Diazyme Laboratories Division of General Atomics ("Diazyme"). On September 6, 2006, Diazyme filed for declaratory judgment in the Southern District of California for a change in venue and a declaration of non-infringement and invalidity. On September 12, 2006, the District Court in Colorado ruled that both Catch and Diazyme be added as defendants to the Carolina Liquid case.

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

The Company has undertaking efforts to collect amounts from various obligated companies.

Employment matters – former employee (case completed) – In September 2003, a former employee filed a whistleblower complaint with the Occupational Safety and Health Administration of the Department of Labor (“OSHA”) alleging that the employee had been terminated for engaging in conduct protected under the Sarbanes Oxley Act of 2002 (“SOX”). In February 2005, OSHA found probable cause to support the employee’s complaint and the Secretary of Labor ordered reinstatement and back wages since the date of termination and CTI requested de novo review and a hearing before an administrative law judge (“ALJ”). In July 2005, after the close of the hearing on CTI’s appeal, the U.S. district court for Connecticut enforced the Secretary’s preliminary order of reinstatement and back pay under threat of contempt and the Company rehired the employee with back pay.

On October 5, 2005, the ALJ who conducted the hearing on CTI’s appeal of the OSHA findings ruled in CTI’s favor and recommended dismissal of the employee’s complaint. Although the employee abandoned his position upon notice of the ALJ’s decision, he nevertheless filed a request for review by the DOL Administrative Review Board (“ARB”).

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

PART I. FINANCIAL INFORMATION (Continued) COMPETITIVE TECHNOLOGIES, INC. AND SUBSIDIARY

CTI’s Distribution Rights, Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, an inventor of the Calmare® pain therapy device, and Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding CTI stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. CTI issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

As disclosed in the Company’s Annual Report on Form 10-K on April 16, 2014, this issue between the Company and the Group is over the validity of a 2012 Amendment to a Sales and Representation Agreement (the “Amendment”) which, if valid and enforceable, may have compromised its rights to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group in the global marketplace, especially in the European, Middle Eastern and North African (“EMENA”) territory which was responsible for approximately 70% of gross Calmare Device sales in 2011. However, the Company believes that the Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void as disclosed on April 16, 2014 in the Form 10-K filing. Therefore, the parties’ rights are determined by an earlier agreement whereby the Company possesses the authority to sell, distribute and manufacture the Calmare Device as a world-wide exclusive agent of the Group.

On April 16, 2014, counsel for the Group (“Group Counsel”) sent a cease and desist letter (“Cease and Desist Letter”) to the Company, requesting a confirmation that the Company would no longer hold itself out as an agent of the Group permitted to sell, distribute and manufacture the Calmare Device world-wide including the EMENA territory.

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time, the Company continues to find a reasonable and amicable resolution to the situation.

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

At June 30, 2014, $2,598,980 of the outstanding were Notes payable to related parties; $2,498,980 to the chairman of our Board and $100,000 to another director.

15.           SUBSEQUENT EVENT

Additional financing

Subsequent to June 30, 2014, the Company raised additional working capital of approximately $90,000 through the issuance of equity instruments.

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

Overview

Competitive Technologies, Inc. (“CTI”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary (collectively, "we,” “our,” or “us”), is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive, Calmare pain therapy medical device, which was designed and developed to treat neuropathic and cancer-derived pain.

Since 2011, the Company has controlled the sales process for the Calmare Device. We are the primary obligor, responsible for delivering devices as well as training our customers in the proper use of the device. We deal directly with customers, setting pricing and providing training; contribute to the development, new specifications and changes thereto, and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, all product sales are recorded following a gross revenue methodology. We record in product sales, the total funds earned from customers and record the costs of the device as cost of product sales, with gross profit from product sales being the result.

Sales of the Calmare Device continue to be the major source of revenue for the Company. The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), an inventor of Scrambler Therapy technology, and Delta Research and Development ("Delta"), authorizes CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The Scrambler Therapy technology is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In 2011, the Company negotiated an extension to the agreement Marineo and Delta. This agreement extended the Company’s exclusive, worldwide rights to the Scrambler Therapy® technology until March 31, 2016.

CTI’s Distribution Rights, Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, an inventor of the Calmare Device, and Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding CTI, stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. CTI issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

As disclosed in the Company’s Annual Report on Form 10-K on April 16, 2014, and in a Current Report on Form 8-K on April 29, 2014, this issue between the Company and the Group is over the validity of a 2012 Amendment to a Sales and Representation Agreement (the “Amendment”) which, if valid and enforceable, may have compromised its rights to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group in the global marketplace, especially in the European, Middle Eastern and North African (“EMENA”) territory which was responsible for approximately 70% of gross Calmare Device sales in 2011. However, the Company believes that the Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the parties’ rights are determined by an earlier agreement whereby the Company still possesses the authority to sell, distribute and manufacture Calmare Devices as a world-wide exclusive agent of the Group.

On April 16, 2014, counsel for the Group (“Group Counsel”) sent a cease and desist letter (“Cease and Desist Letter”) to the Company, requesting a confirmation that the Company would no longer hold itself out as an agent of the Group permitted to sell, distribute and manufacture Calmare Devices world-wide including the EMENA territory.

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time, the Company continues to find a reasonable and amicable resolution to the situation.

Presentation

All amounts in this Item 2 are rounded to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Results of Operations – Three months ended June 30, 2014 vs. three months ended June 30, 2013

Summary of Results

Our net loss, for the quarter ended June 30, 2014, increased to $791,000 or $0.03 per basic and diluted share as compared with a net loss of $677,000 or $0.04 per basic and diluted share for the comparable quarter of 2013.  This net loss increase is largely attributable to a $145,000 increase in personnel and consulting expenses, a non-recurring $43,000 loss on conversion of OID notes and a related $35,000 of accelerated interest expense, and a $69,000 increase in interest expense; partially offset by a $96,000 decrease in general and administrative expenses, and a $128,000 increase in gross profit from product sales, which is directly attributable to increased sales.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the three months ended June 30, 2014, increased $180,000 to $316,000 as compared with $136,000 for the comparable quarter of 2013.

Cost of product sales, in the three months ended June 30, 2014, increased $52,000 to $98,000 as compared with $46,000 for the comparable quarter of 2013. This increase in cost of product sold is attributable to the increase in sales.

Device sales, in the three months ended June 30, 2014, increased with the sale of four (4) Devices as compared with two (2) Device sales for the comparable quarter of 2013. Device sales for the three months ended June 30, 2014 were comprised of three (3) U.S. private sector and one (1) U.S. military sales as compared to one (1) U.S. private sector and one (1) U.S. military sales for the comparable quarter of 2013.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended June 30, 2014, decreased $2,000 to $2,000 as compared with $4,000 in the three months ended June 30, 2013.

Other income, for the three months ended June 30, 2014, increased $4,000 to $14,000 as compared with $10,000 in the three months ended June 30, 2013.  Other income includes:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$3,000	$2,000
Rental income from customers who were renting Calmare Devices from CTI	$11,000	$8,000

Expenses

Total expenses increased $243,000 or 31% to $1,024,000 in the three months ended June 30, 2014 as compared with $781,000 in the three months ended June 30, 2013.

Selling expenses increased 83% or $30,000 to $66,000 in the three months ended June 30, 2014 as compared with $36,000 in the three months ended June 30, 2013 and reflects increased commissions as a result of increased Devices sales offset by reduced patent and other direct costs related to the Calmare Device.

Personnel and consulting expenses, in the three months ended June 30, 2014, increased 52% or $145,000 to $424,000 as compared with $279,000 in the three months ended June 30, 2013. This increase is primarily related to increased consulting costs in the areas of marketing and sales.

General and administrative expenses, in the three months ended June 30, 2014, decreased 23% or $96,000 to $317,000 as compared with $413,000 in the three months ended June 30, 2013.  The decrease reflects:

a)	$28,000 increase in travel expenses, as the Company has increased its marketing and sales efforts;

b)	$35,000 increase in marketing expenses, includes exhibits, events, materials, etc. to support the Company’s increased marketing and sales efforts;

c)	$43,000 decrease in investor and public relations expenses, primarily as a result of terminating certain management consulting arrangements;

d)	$72,000 decrease in legal expenses, primarily related to corporate counsel matters; and

e)	$39,000 decrease in accounting and tax expenses due to timing of services

Interest expense, in the three months ended June 30, 2014, increased $69,000 to $113,000 as compared with $44,000 in the three months ended June 30, 2013. This large increase is due to an increase in the use of debt financing.

Interest expense – accelerated upon conversion of OID notes, during the three months ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company accelerated and recognized as interest expense in the current period any remaining discount. The total accelerated interest expense was $35,000 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Loss on conversion of OID notes, during the three months ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company offered certain Noteholders an inducement to convert their notes to shares. The Company recognized a loss of $43,000 in the current period for the fair value of the additional shares offered as the conversion inducement (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the three months ended June 30, 2014, was $26,000, as compared with the $9,000 loss recorded in the three months ended June 30, 2013.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Results of Operations – Six months ended June 30, 2014 vs. six months ended June 30, 2013

Summary of Results

Our net loss, for the six months ended June 30, 2014, increased to $1,517,000 or $0.07 per basic and diluted share as compared with a net loss of $1,459,000 or $0.09 per basic and diluted share for the comparable six months of 2013.  This net loss increase is largely attributable to a $199,000 increase in personnel and consulting expenses, a non-recurring $132,000 loss on settlement of note and warrant, a non-recurring $43,000 loss on conversion of OID notes and a related $35,000 accelerated interest expense, and a $141,000 increase in interest expense; partially offset by a $303,000 decrease in general and administrative expenses, and a $298,000 increase in gross profit from product sales, which is directly attributable to increased sales.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Calmare Devices”), in the six months ended June 30, 2014, increased $401,000 to $537,000 as compared with $136,000 for the comparable six months of 2013.

Cost of product sales, in the six months ended June 30, 2014, increased $103,000 to $168,000 as compared with $65,000 in the six months ended June 30, 2013. This increase in cost of product sold is attributable to the increase in sales.

Device sales, in the six months ended June 30, 2014, increased with the sale of seven (7) Calmare Devices as compared with two (2) Device sales for the comparable six months of 2013. Device sales for the six months ended June 30, 2014 were comprised of six (6) U.S. private sector and one (1) U.S. military sales as compared to one (1) U.S. private sector and one (1) U.S. military sales for the comparable six months of 2013.

Due to the relatively long sales cycle for a Calmare Device, its sales and related revenues and expenses can vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the six months ended June 30, 2014, decreased $13,000 to $5,000 as compared with $18,000 in the six months ended June 30, 2013.

Other income, for the six months ended June 30, 2014, decreased $41,000 to $17,000 as compared with $58,000 in the six months ended June 30, 2013.  Other income includes:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare Devices	$4,000	$4,000
Rental income from customers who were renting Calmare Devices from CTI	$13,000	$16,000

 In addition to the above mentioned items, the Company received a one-time payment of $38,000 in the first quarter of 2013 from one of our insurance companies related to its conversion to a stock insurance company.

Expenses

Total expenses increased $302,000 or 19% to $1,908,000 in the six months ended June 30, 2014 as compared with $1,606,000 in the six months ended June 30, 2013.

Selling expenses increased 33% or $34,000 to $138,000 in the six months ended June 30, 2014 as compared with $104,000 in the six months ended June 30, 2013 and reflects increased commissions as a result of increased Devices sales offset by reduced patent and other direct costs related to the Calmare Device.

Personnel and consulting expenses, in the six months ended June 30, 2014, increased 32% or $199,000 to $819,000 as compared with $620,000 in the six months ended June 30, 2013. This increase is related to differences between periods in executive compensation as well as increased consulting costs in the areas of marketing and sales. The six months ended June 31, 2014 includes an accrual for estimated bonus compensation whereas no such accrual was recorded in the six months ended June 30, 2013. However partially offsetting this difference was stock option expense for employees of $30,000 for the six months ended June 30, 2014 as compared to $97,000 for the six months ended June 30, 2013. The higher stock option expense in the six months ended June 30, 2013 was associated with stock options issued to the Company’s then CEO. As part of his compensation package, 1,000,000 options were granted in March 2013, 200,000 of which vested immediately and as such resulted in higher expense during the six months ended June 30, 2013.

General and administrative expenses, in the six months ended June 30, 2014, decreased 37% or $303,000 to $511,000 as compared with $814,000 in the six months ended June 30, 2013.  The decrease reflects:

a)	$34,000 increase in travel expenses, as the Company has increased its marketing and sales efforts;

b)	$104,000 decrease in investor and public relations expenses, primarily as a result of terminating certain management consulting arrangements;

c)	$145,000 decrease in legal expenses, primarily related to corporate counsel matters; and

d)	$72,000 decrease in accounting and tax expenses due to timing of services.

Interest expense, in the six months ended June 30, 2014, increased $141,000 to $218,000 as compared with $77,000 in the six months ended June 30, 2013. This large increase is due to an increase in the use of debt financing.

Interest expense – accelerated upon conversion of OID notes, during the six months ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company accelerated and recognized as interest expense in the current period any remaining discount. The total accelerated interest expense was $35,000 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Loss on conversion of OID notes, during the six months ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company offered certain Noteholders an inducement to convert their notes to shares. The Company recognized a loss of $43,000 in the current period for the fair value of the additional shares offered as the conversion inducement (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Loss on settlement of note and warrant, during the six months ended June 30, 2014, the Company cash settled the warrant previously issued to Tonaquint for a loss of $98,000 and also recorded a $34,000 loss related to modification in terms to the original note agreement, which was cash settled in the second quarter of 2014 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized (loss) gain on derivative instruments, in the six months ended June 30, 2014, was a $11,000 loss, as compared with the $9,000 gain recorded in the six months ended June 30, 2013.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At June 30, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,005,000 and a carrying value of $2,970,000.

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing.  To achieve and sustain profitability, we are implementing a corporate reengineering effort, which commenced on September 26, 2013 under the direction of CTI’s new president & CEO, Mr. Conrad Mir. This plan design will change the inherent design of the current distributor network and focus on opportunities within the US Departments of Defense (the “DOD”) and Veterans Affairs (“VA”), and set out to upgrade CTI’s current U.S. Food and Drug Administration (“FDA”) clearance designation for the Calmare Device to approval. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare Device continue to expand and other products are added to the Company's portfolio of technologies.

At June 30, 2014, cash was $16,000, as compared with $57,000 at December 31, 2013. Net cash used in operating activities was $(542,000) for the six months ended June 30, 2014 as compared to $(1,146,000) for the six months ended June 30, 2013, primarily reflecting the non-cash interest expense, loss on settlement of the note and warrant, loss on conversion of OID notes in the current period and favorable changes in current liabilities. There was minimal investing activity year to date in 2014 and 2013. Net cash provided by financing activities was $548,000 for the six months ended June 30, 2014 as compared to $1,095,000 for the six months ended June 2013, primarily as a result of the Company’s debt and equity financing activities in both periods.

We currently have the benefit of using a portion of our accumulated net operating losses (“NOLs”) to eliminate any future regular federal and state income tax liabilities.  We will continue to receive this benefit until we have utilized all of our NOLs, federal and state.  However, we cannot determine when and if we will be profitable enough to utilize the benefit of the remaining NOLs before they expire.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at June 30, 2014.  During the three and six months ended June 30, 2014 and 2013, we had a significant concentration of revenues from our Calmare Device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

Debt Financing

Details of notes payable as of June 30, 2014 are as follows:

	Original Principal Amount	Carrying Value (1)	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Southridge Convertible Note	12,000	12,000	None	75% of closing bid	June 2014
Series A1 15% OID Convertible Notes and Warrants	29,412	29,412	None	0.20	August 2014
Series A2 15% OID Convertible Notes and Warrants	94,471	119,758	None	0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	46,250	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	38,082	None	0.35	March 2017
Notes Payable, gross	$3,004,569	2,969,482
Less LPA amount		(485,980)
Notes Payable, net		$2,483,4502

(1)	Includes $28,177 of accrued loss on conversion of OID Notes.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

As of August 8, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note or the April 2012 $25,000 note and as such is in default under the terms of the notes. There is also unpaid interest related to these notes.

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

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements). The convertible note is convertible into the Company’s common stock at 75% of the lowest closing bid price during the twenty (20) trading days prior to conversion and was due June 2014.

Southridge delivered to the Company a notice of conversion related to the above noted convertible note payable and subsequent to June 30, 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note.

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

During the quarter ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Noteholders received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014 to the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

Series B Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

We had previously engaged R.F. Lafferty & Co. to seek an acquisition partner from a limited number of companies for our nanoparticle bone biomaterial patents, among other assets and/or securities.  The Company would have paid Lafferty a 10% finder's fee in the event an acquisition partner was found. This engagement expired during the quarter ended June 30, 2014 without Lafferty identifying an acquisition partner and as such, no fee was paid to Lafferty.

As of June 30, 2014, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.    CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)           Change in Internal Controls

During the period ending June 30, 2014, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

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

During the quarter ended June 30, 2014, certain holders of the above mentioned OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Noteholders received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same.

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants with one investor, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

During the quarter ended March 31, 2014, the Company did a private offering of its common stock and warrants to 8 investors, for consideration of $500,000. 2,500,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 1,250,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

During the quarter ended June 30, 2014, the Company did an additional private offering of its common stock and warrants to 8 investors, for consideration of $170,000. 850,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 425,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

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

COMPETITIVE TECHNOLOGIES, INC.
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
August 13, 2014		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

