Form 10-Q
period 2014-09-30
CALMARE THERAPEUTICS Inc
filed 2014-11-21
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-08696

CALMARE THERAPEUTICS INCORPORATED

(Exact name of registrant as specified in its charter)

www.calmaretherapeutics.com

Delaware	36-2664428
(State or other jurisdiction of incorporation or	(I. R. S. Employer Identification No.)
organization)

1375 Kings Highway East, Suite 400 Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

(203) 368-6044

(Registrant’s telephone number, including area code)

COMPETITIVE TECHNOLOGIES, INC.

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 21, 2014 was 25,801,772 shares.

CALMARE THERAPEUTICS INCORPORATED

(formerly, Competitive Technologies, Inc.)

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$500	$57,009
Receivables, net of allowance of $180,654 at September 30, 2014 and $101,154 at December 31, 2013	235,713	143,330
Inventory	4,128,220	4,278,220
Prepaid expenses and other current assets	116,055	65,167
Total current assets	4,480,488	4,543,726

Property and equipment, net	43,318	7,606
Security deposits	15,000	15,000
TOTAL ASSETS	$4,538,806	$4,566,332

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,136,961	$692,251
Liabilities under claims purchase agreement	2,013,320	2,093,303
Accounts payable, GEOMC	4,182,380	4,183,535
Accrued expenses and other liabilities	1,557,264	582,987
Notes payable	2,311,490	2,488,691
Deferred revenue	19,687	6,400
Warrant liability	-	8,227
Series C convertible preferred stock derivative liability	159,759	80,408
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	11,755,861	10,510,802

Note payable – long-term	41,894	-

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 25,801,772 shares issued and outstanding at September 30, 2014 and 19,952,907 shares issued and outstanding at December 31, 2013	258,017	199,529
Capital in excess of par value	47,450,694	46,077,394
Accumulated deficit	(55,028,335)	(52,282,068)
Total shareholders’ deficit	(7,258,949)	(5,944,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,538,806	$4,566,332

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013
Revenue
Product sales	$400,000	$290,042
Cost of product sales	247,184	119,939
Gross profit from product sales	152,816	170,103

Other Revenue
Retained royalties	19,781	22,332
Other income	14,204	14,499
Total other revenue	33,985	36,831

Expenses
Selling expenses	38,470	22,569
Personnel and consulting expenses	296,944	219,379
General and administrative expenses	432,528	450,272
Interest expense	574,840	67,058
Loss on conversion of notes	5,500
Unrealized loss on derivative instruments	67,631	49,865
Total Expenses	1,415,913	809,143

Loss before income taxes	(1,229,112)	(602,209)
Provision (benefit) for income taxes	-	-

Net loss	$(1,229,112)	$(602,209)

Basic and diluted loss per share	$(0.05)	$(0.04)

Basic and diluted weighted average number of common shares outstanding:	24,974,613	16,867,971

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Revenue
Product sales	$937,080	$426,142
Cost of product sales	415,550	185,132
Gross profit from product sales	521,530	241,010

Other Revenue
Retained royalties	24,733	40,092
Other income	31,677	72,821
Total other revenue	56,410	112,913

Expenses

Selling expenses	176,496	126,502
Personnel and consulting expenses	1,116,088	839,118
General and administrative expenses	943,554	1,264,448
Interest expense	792,520	143,796
Interest expense – accelerated upon conversion of OID notes	35,109	-
Loss on conversion of notes	48,788	-
Loss on settlement of note and warrant	132,301	-
Unrealized loss on derivative instruments	79,351	41,137
Total Expenses	3,324,207	2,415,001

Loss before income taxes	(2,746,267)	(2,061,078)
Provision (benefit) for income taxes	-	-

Net loss	$(2,746,267)	$(2,061,078)

Basic and diluted loss per share	$(0.12)	$(0.13)

Basic and diluted weighted average number of common shares outstanding:	22,715,940	16,205,578

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Nine Months Ended September 30, 2014

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2014	2,427	$60,675	19,952,907	$199,529	$46,077,394	$(52,282,068)	$(5,944,470)

Net loss	-	-	-	-	-	(2,746,267)	(2,746,267)
Common stock issued to directors	-	-	10,625	106	3,932	-	4,038
Stock option compensation expense	-	-	-	-	49,185	-	49,185
Common stock issued upon conversion of notes	-	-	1,378,240	13,782	312,801		326,583
Private offering of common stock and warrants	-	-	4,460,000	44,600	847,400	-	892,000
Warrant and beneficial conversion feature on notes payable	-	-	-	-	53,338	-	53,338
Liabilities settled under Liability Purchase Agreement	-	-	-	-	106,644		106,644
Balance September 30, 2014	2,427	$60,675	25,801,772	$258,017	$47,450,694	$(55,028,335)	$(7,258,949)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:

Net loss	$(2,746,267)	$(2,061,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,976	8,410
Stock option compensation expense	49,185	100,615
Share-based compensation – common stock	4,038	7,655
Bad debt expense	79,500	5,000
Debt discount amortization	185,525	102,710
Noncash finance charges	18,434	13,775
Unrealized loss on derivative instruments	79,351	41,137
Loss on conversion of notes	48,788	-
Loss on settlement of note and warrant	132,301	-
Changes in assets and liabilities:
Receivables	(171,883)	149,707
Prepaid expenses and other current assets	(50,888)	118,588
Inventory	150,000	60,000
Accounts payable, accrued expenses and other liabilities	1,417,832	182,745
Deferred revenue	13,287	(1,600)
Net cash used in operating activities	(778,821)	(1,272,336)

Cash flows from investing activities:
Purchase of property and equipment	(47,688)	-
Cash used in investing activities	(47,688)	-

Cash flows from financing activities:
Proceeds from note payable	120,000	1,288,000
Repayment of note and warrant settlement	(242,000)	-
Proceeds from common stock and warrants	892,000	-
Net cash provided by financing activities	770,000	1,288,000

Net increase (decrease) in cash	(56,509)	15,664

Cash at beginning of period	57,009	74,322

Cash at end of period	$500	$89,986

Supplemental disclosure of non-cash transactions:

During the nine months ended September 2014, the Company issued 1,378,240 shares of common stock upon conversion of notes (see Note 11).

During September 2013, the Company issued 1,000,000 of its common stock $0.18 per share for legal services to its former legal team Cutler Law Group.

During July 2013, the Company issued 200,000 shares of its common stock for legal services at $0.20 per share.

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

During the nine months ended September 30, 2013, the Company issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During July 2013, the Company allocated $45,100 of the proceeds from the Tonaquint, Inc. note payable to a warrant and conversion feature derivative liability.

During March 2013, the Company issued 100,000 shares of its common stock at $0.43 per share for legal services.

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1.    BASIS OF PRESENTATION

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Effective August 20, 2014, Competitive Technologies, Inc. changed its name to Calmare Therapeutics Incorporated.

Calmare Therapeutics Incorporated (“CTI”) and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. (“VVI”), (collectively, the “Company”, “we” or “us”) is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive Calmare® pain therapy device (the “Calmare Device”), which was developed to treat neuropathic and cancer-derived pain.

These consolidated financial statements include the accounts of CTI and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2014.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2014.

During the three and nine months ended September 30, 2014, we had a significant concentration of revenues from the Calmare® Device.  The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three and nine months ended September 30, 2014, were 93% and 97%, respectively; and 92% and 84%, respectively, in the three and nine months ended September 30, 2013.  Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in both the three and nine months ended September 30, 2014, was 1%; and 2%, in both the three and nine months ended September 30, 2013.  We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at September 30, 2014.  The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2014 and into 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will attempt to meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

 PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At September 30, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $2,887,000 and a carrying value of $2,839,000.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology (“ST”), and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented (“ST”). The original agreement was amended in 2011 to provide the Company with exclusive rights to the ST through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void (see Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES, CTI’s Distribution Rights, Marineo and Delta). ST is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. (“GEOMC”) of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue through the term of the agreement.

2.    NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
Denominator for basic net loss per share, weighted average shares outstanding	24,974,613	22,715,940	16,867,971	16,205,578

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	24,974,613	22,715,940	16,867,971	16,205,578

Due to the net loss incurred for the three and nine months ended September 30, 2014, and 2013, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive. Options to purchase 1,692,500 and 572,000 shares of our common stock were outstanding at September 30, 2014 and 2013, respectively, 375 shares outstanding of Series C Convertible Preferred Stock, at September 30, 2014 and 2013, outstanding convertible debt of $2,839,000 and $2,901,000 at September 30, 2014 and 2013, respectively, and the warrants outstanding at September 30, 2014 were not included in the computation of diluted net loss per share because they were also anti-dilutive.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued.  When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the ASU also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt.  The ASU becomes effective for annual periods ending after December 15, 2016, and for any annual and interim periods thereafter.  Early application is permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

4.    RECEIVABLES

Receivables consist of the following:

	September 30, 2014	December 31, 2013
Calmare sales receivable, net of allowance of $79,500 at September 30, 2014 and $0 at December 31, 2013	$235,319	$132,850
Royalties, net of allowance of $101,154 at September 30, 2014 and December 31, 2013	-	10,086
Other	394	394
Total receivables	$235,713	$143,330

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

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $160,000 and $80,000 at September 30, 2014 and December 31, 2013, respectively, in Level 2 of the fair value hierarchy.

The warrants issued in connection with the Tonaquint Note (the “Tonaquint Warrants,” see Note 11) were measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore did not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants could not be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $8,000 at December 31, 2013, and $26,076 upon issuance July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 11).

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

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid insurance	$97,851	$16,802
Other	18,204	48,365
Prepaid expenses and other current assets	$116,055	$65,167

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2014	December 31, 2013
Property and equipment, gross	$215,491	$177,537
Accumulated depreciation and amortization	(172,173)	(169,931)
Property and equipment, net	$43,318	$7,606

Depreciation and amortization expense was $5,630 and $11,976 during the three and nine months ended September 30, 2014, and $3,551 and $8,410 for the three and nine months ended September 30, 2013.

9.           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2014	December 31, 2013
Royalties payable	$306,310	$127,708
Accrued compensation	171,421	-
Accrued accounting fees	-	82,141
Accrued interest payable	854,157	216,518
Other payables	225,376	156,620
Accrued expenses and other liabilities, net	$1,557,264	$582,987

Excluded above is approximately $235,000 and $244,000 of accrued expenses and other liabilities at September 30, 2014 and December 31, 2013, respectively, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.          LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. As of November 21, 2014, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

11.           NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2014	December 31, 2013
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,518,000
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Tonaquint 9% OID Convertible Notes and Warrants	-	87,705
Southridge Convertible Note	-	12,000
Series A1 15% OID Convertible Notes and Warrants	-	81,415
Series A2 15% OID Convertible Notes and Warrants	18,000	69,571
Series A3 15% OID Convertible Notes and Warrants	55,490	-
Series B OID Convertible Notes and Warrants	41,894	-
Notes Payable, gross	2,839,364	2,993,691
Less LPA amount	(485,980)	(505,000)
Notes Payable, net	$2,353,384	$2,488,691

Details of notes payable as of September 30, 2014 are as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Series A2 15% OID Convertible Notes and Warrants	18,000	18,000	None	0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	55,490	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	41,894	None	0.35	March 2017
Notes Payable, gross	$2,886,686	2,839,364
Less LPA amount		(485,980)
Notes Payable, net		$2,353,384

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest of 1% simple interest per month on all amounts outstanding for all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing Management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, Management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $510,000 during the three months ended September 30, 2014.

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

As of November 21, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest related to these notes.

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

(formerly, Competitive Technologies, Inc.)

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 10). The convertible note was convertible into the Company’s common stock at the greater of $0.25 or 85% of the average closing bid price during the five (5) trading days prior to conversion and was due in June 2014.

During the third quarter of 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note and recorded a $5,500 loss upon conversion of the note.

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

The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 958,179 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

During the quarter ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Note holders (“Noteholders”) received their shares during the quarter ended June 30, 2014, while other Noteholders received their shares during the quarter ended September 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014; during the quarter ended June 30, 2014, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY (formerly, Competitive Technologies, Inc.)

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$43,288
Accelerated interest expense	$35,109

Balance Sheet
Shares issued	1,328,240

Principal amount of notes converted	$265,648

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY (formerly, Competitive Technologies, Inc.)

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the nine months ended September 30, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance. During the nine months ended September 30, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.

During the nine months ended September 30, 2014, the Company granted 320,000 options to employees. 20% of the options vested upon issuance and the remaining options vest ratably over a four (4) year period.

During the nine months ended September 30, 2013, the Company granted 1,000,000 stock options to its then CEO of which 200,000 vested immediately. Due to his subsequent resignation in September 2013, all options have since been cancelled.

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

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine-months ended	Nine- months ended
	September 30, 2014	September 30, 2013
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	118.5-122.4%	99.2 - 103.1%
Risk-free interest rates (3)	1.19-1.72%	0.64%
Expected lives (2)	4.0-5.0 YEARS	2.0-5.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During both the three and nine months ended September 30, 2014, the Company recognized expense of $11,178 for stock options issued to directors and expense of $8,062 and $38,007, respectively, for stock options issued to employees.

During the three and nine months ended nine September 30, 2013, the Company recognized expense of $645 and $14,895, respectively, for stock options issued to directors and (income) expense of $(28,667) and $68,800, respectively, for stock options issued to employees.

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY (formerly, Competitive Technologies, Inc.)

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of September 30, 2014, dividends declared were $79,724, of which $4,726 and $14,024, respectively, were declared during the three and nine months ended September 30, 2014 and $60,976 have not been paid and are shown in accrued and other liabilities at September 30, 2014.

b)	Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of Common Stock

c)	Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

d)	Redemption rights – The redemption rights were associated with the $750,000 that had been held in escrow by the Company in the event that the funds were released and returned to CTI. However, the funds were withdrawn from escrow and paid out in accordance with the settlement agreement. Therefore the redemption rights no longer apply to the remaining Series C Convertible Preferred Stock.

e)	Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company's common stock at a conversion price for each share of common stock equal to 85% of the lower of (a) the closing market price at the date of notice of conversion or (b) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized (gain) loss on derivative instrument.

On the date of conversion of the 375 shares of Series C Convertible Preferred Stock the Company calculated the value of the derivative liability to be $81,933. Upon conversion, the $81,933 derivative liability was reclassified to equity.

The Company recorded a convertible preferred stock derivative liability of $159,759 and $80,408, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at September 30, 2014 and December 31, 2013, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at September 30, 2014 and December 31, 2013 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

On August 14, 2014, the shareholders approved an amendment to the Company’s certificate of incorporation to effect up to a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of November 21, 2014, the Board of Directors has not implemented the Reverse Stock Split.

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

During the quarter ended September 30, 2014, the Company did an additional private offering of its common stock and warrants, for consideration of $232,000. 1,160,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 580,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY (formerly, Competitive Technologies, Inc.)

During the nine months ended September 30, 2014 and 2013, the Company issued 10,625 and 21,250 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $4,038 and $7,655 for director stock compensation expense in the nine months ended September 30, 2014 and 2013. No shares were issued to non-employee directors during the three months ended September 30, 2014.

During the three months ended September 30, 2013, the Company issued 3,750 shares of its common stock to non-employee directors and recorded expense of $655 for the three months ended September 30, 2013.

13.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2014, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Tim Conley (case pending) - On August 18, 2014, notice was issued to the Company that on June 23, 2014, Timothy Conley (the “Plaintiff”) filed a complaint against the Company, in the United States District Court for the District of Rhode Island. The complaint alleges that the Company’s former acting interim CEO, Johnnie Johnson, and Plaintiff entered into an agreement whereby the Company agreed to make payments to Plaintiff. Among other allegations, Plaintiff claims that the Company’s nonpayment to Plaintiff constitutes a breach of contract. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

GEOMC (case pending) - On August 22, 2014, GEOMC filed a complaint against the Company in the United States District Court for the District of Connecticut. The complaint alleges that the Company and GEOMC entered into a security agreement whereby in exchange for GEOMC’s sale and delivery of the Scrambler Therapy devices (the “Devices”), the Company would grant GEOMC a security interest in the Devices. Among other allegations, GEOMC claims that the Company has failed to comply with the terms of the security agreement and seeks an order to the Court to replevy the Devices or collect damages. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY (formerly, Competitive Technologies, Inc.)

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

At September 30, 2014, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the chairman of our Board and $100,000 to another director.

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

Overview

Calmare Therapeutics Incorporated (“CTI”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary (collectively, "we,” “our,” or “us”), is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive, Calmare pain therapy medical device, which was designed and developed to treat neuropathic and cancer-derived pain.

Effective August 20, 2014, CTI changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated.

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

Sales of the Calmare Device continue to be the major source of revenue for the Company. The Company initially acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company's 2007 agreement with Giuseppe Marineo ("Marineo"), an inventor of ST, and Delta Research and Development ("Delta"), authorizes CTI to manufacture and sell worldwide the device developed from the patented ST. ST is patented in Italy and in the U.S., effective in February 2013. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In 2011, the Company negotiated an extension to the agreement Marineo and Delta. This agreement extended the Company’s exclusive, worldwide rights to ST until March 31, 2016.

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

Results of Operations – Three months ended September 30, 2014 vs. three months ended September 30, 2013

Summary of Results

Our net loss, for the quarter ended September 30, 2014, increased to $1,229,000 or $0.05 per basic and diluted share as compared with a net loss of $602,000 or $0.04 per basic and diluted share for the comparable quarter of 2013.  This net loss increase is largely attributable to a $508,000 increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy devices (the “Devices”), in the three months ended September 30, 2014, increased $110,000 to $400,000 as compared with $290,000 for the comparable quarter of 2013.

Cost of product sales, in the three months ended September 30, 2014, increased $127,000 to $247,000 as compared with $120,000 for the comparable quarter of 2013. This increase in cost of product sold is attributable to the increase in sales as well as the mix of sales.

Device sales, in the three months ended September 30, 2014, increased with the sale of eight (8) Devices as compared with four (4) Device sales for the comparable quarter of 2013. Device sales for the three months ended September 30, 2014 were comprised of three (3) U.S. private sector and five (5) international sales as compared to three (3) U.S. private sector and one (1) U.S. military sales for the comparable quarter of 2013.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended September 30, 2014, decreased $2,000 to $20,000 as compared with $22,000 in the three months ended September 30, 2013.

Other income, for the three months ended September 30, 2014, was $14,000 as compared with $14,000 in the three months ended September 30, 2013.  Other income includes:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$8,000	$6,000
Rental income from customers who were renting Calmare Devices from CTI	$6,000	$8,000

Expenses

Total expenses increased $607,000 or 68% to $1,416,000 in the three months ended September 30, 2014 as compared with $809,000 in the three months ended September 30, 2013.

Selling expenses increased 65% or $15,000 to $38,000 in the three months ended September 30, 2014 as compared with $23,000 in the three months ended September 30, 2013 and reflects increased commissions as a result of increased Devices sales.

Personnel and consulting expenses, in the three months ended September 30, 2014, increased 36% or $78,000 to $297,000 as compared with $219,000 in the three months ended September 30, 2013. This increase is primarily related to increased consulting costs in the areas of marketing and sales as well as a $29,000 gain recorded in the 3rd quarter of 2013 related to the reversal of previously recorded stock option expense for stock options granted to the Company’s former CEO who left the Company during third quarter of 2013.

General and administrative expenses, in the three months ended September 30, 2014, decreased 4% or $18,000 to $433,000 as compared with $450,000 in the three months ended September 30, 2013.  The decrease primarily reflects:

a)	$33,000 increase in travel expenses, as the Company has increased its marketing and sales efforts;

b)	$80,000 increase in bad debt expense;

c)	$143,000 decrease in investor and public relations expenses, primarily as a result of terminating certain management consulting arrangements; and

d)	$33,000 decrease in accounting, tax and legal expenses

Interest expense, in the three months ended September 30, 2014, increased $508,000 to $575,000 as compared with $67,000 in the three months ended September 30, 2013 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the three months ended September 30, 2014, was $58,000, as compared with $50,000 recorded in the three months ended September 30, 2013.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Results of Operations – Nine months ended September 30, 2014 vs. nine months ended September 30, 2013

Summary of Results

Our net loss, for the nine months ended September 30, 2014, increased to $2,746,000 or $0.12 per basic and diluted share as compared with a net loss of $2,061,000 or $0.13 per basic and diluted share for the comparable nine months of 2013.  This net loss increase is largely attributable to a $649,000 increase in interest expense, a $277,000 increase in personnel and consulting expenses, a non-recurring $132,000 loss on settlement of note and warrant, a non-recurring $49,000 loss on conversion of notes and a related $35,000 accelerated interest expense; partially offset by a $320,000 decrease in general and administrative expenses, and a $281,000 increase in gross profit from product sales, which is directly attributable to increased sales.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy devices (the “Calmare Devices”), in the nine months ended September 30, 2014, increased $511,000 to $937,000 as compared with $426,000 for the comparable nine months of 2013.

Cost of product sales, in the nine months ended September 30, 2014, increased $231,000 to $416,000 as compared with $185,000 in the nine months ended September 30, 2013. This increase in cost of product sold is attributable to the increase in sales.

Device sales, in the nine months ended September 30, 2014, increased with the sale of fifteen (15) Calmare Devices as compared with six (6) Device sales for the comparable nine months of 2013. Device sales for the nine months ended September 30, 2014 were comprised of nine (9) U.S. private sector, one (1) U.S. military and five (5) international sales as compared to four (4) U.S. private sector and two (2) U.S. military sales for the comparable nine months of 2013.

Due to the relatively long sales cycle for a Calmare Device, its sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the nine months ended September 30, 2014, decreased $15,000 to $25,000 as compared with $40,000 in the nine months ended September 30, 2013.

Other income, for the nine months ended September 30, 2014, decreased $41,000 to $32,000 as compared with $73,000 in the nine months ended September 30, 2013.  Other income includes:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Training payments and the sale of supplies such as electrodes and cables for use with our Calmare Devices	$13,000	$11,000
Rental income from customers who were renting Calmare Devices from CTI	$19,000	$24,000

 In addition to the above mentioned items, the Company received a one-time payment of $38,000 in the first quarter of 2013 from one of our insurance companies related to its conversion to a stock insurance company.

Expenses

Total expenses increased $909,000 or 38% to $3,324,000 in the nine months ended September 30, 2014 as compared with $2,415,000 in the nine months ended September 30, 2013.

Selling expenses increased 39% or $49,000 to $176,000 in the nine months ended September 30, 2014 as compared with $127,000 in the nine months ended September 30, 2013 and reflects increased commissions as a result of increased Devices sales.

Personnel and consulting expenses, in the nine months ended September 30, 2014, increased 33% or $277,000 to $1,116,000 as compared with $839,000 in the nine months ended September 30, 2013. This increase is related to differences between periods in executive compensation as well as increased consulting costs in the areas of marketing and sales. The nine months ended September 30, 2014 includes an accrual for estimated bonus compensation of $135,000 whereas no such accrual was recorded in the nine months ended September 30, 2013. However, partially offsetting this difference was stock option expense for employees of $38,000 for the nine months ended September 30, 2014 as compared with $69,000 for the nine months ended September 30, 2013.

General and administrative expenses, in the nine months ended September 30, 2014, decreased 25% or $320,000 to $944,000 as compared with $1,264,000 in the nine months ended September 30, 2013.  The decrease reflects:

a)	$85,000 increase in travel expenses, as the Company has increased its marketing and sales efforts;

b)	$225,000 decrease in investor and public relations expenses, primarily as a result of terminating certain management consulting arrangements;

c)	$212,000 decrease in accounting, tax and legal expenses; and

d)	$80,000 increase in bad debt expense.

Interest expense, in the nine months ended September 30, 2014, increased $649,000 to $793,000 as compared with $144,000 in the nine months ended September 30, 2013 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Interest expense – accelerated upon conversion of OID notes, during the nine months ended September 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company accelerated and recognized as interest expense in the current period any remaining discount. The total accelerated interest expense was $35,000 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Loss on conversion of notes, during the nine months ended September 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. In connection with the conversion, the Company offered certain Noteholders an inducement to convert their notes to shares. The Company recognized a loss of $43,000 in the 2nd quarter of 2014 for the fair value of the additional shares offered as the conversion inducement (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements). Additionally, During the third quarter of 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note and recorded a $5,500 loss upon conversion of the note (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Loss on settlement of note and warrant, during the nine months ended September 30, 2014, the Company cash settled the warrant previously issued to Tonaquint for a loss of $98,000 and also recorded a $34,000 loss related to modification in terms to the original note agreement, which was cash settled in the second quarter of 2014 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the nine months ended September 30, 2014, was $79,000, as compared with $41,000 recorded in the nine months ended September 30, 2013.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At September 30, 2014, the Company had outstanding debt in the form of promissory notes with a total principal amount of $2,887,000 and a carrying value of $2,839,000.

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing.  To achieve and sustain profitability, we are implementing a corporate reengineering effort, which commenced on September 26, 2013 under the direction of CTI’s new president & CEO, Mr. Conrad Mir. This plan design will change the inherent design of the current distributor network and focus on opportunities within the US Departments of Defense (the “DOD”) and Veterans Affairs (“VA”), and set out to upgrade CTI’s current U.S. Food and Drug Administration (the “FDA”) clearance designation for the Calmare Device to approval. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare Device continue to expand and other products are added to the Company's portfolio of technologies.

At September 30, 2014, cash was $500, as compared with $57,000 at December 31, 2013. Net cash used in operating activities was $(779,000) for the nine months ended September 30, 2014 as compared with $(1,272,000) for the nine months ended September 30, 2013, primarily reflecting the non-cash interest expense, loss on settlement of the note and warrant, loss on conversion of OID notes in the current period and favorable changes in current liabilities. There was minimal investing activity year to date in 2014, other than the purchase of some property and equipment, and no activity in 2013. Net cash provided by financing activities was $770,000 for the nine months ended September 30, 2014 as compared to $1,289,000 for the nine months ended September 30, 2013, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at September 30, 2014.  During the three and nine months ended September 30, 2014 and 2013, we had a significant concentration of revenues from our Calmare Device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2014 and into 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will attempt to meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

Debt Financing

Details of notes payable as of September 30, 2014 are as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
Series A2 15% OID Convertible Notes and Warrants	18,000	18,000	None	0.25	September 2014
Series A3 15% OID Convertible Notes and Warrants	64,706	55,490	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	41,894	None	0.35	March 2017
Notes Payable, gross	$2,886,686	2,839,364
Less LPA amount		(485,980)
Notes Payable, net		$2,353,384

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest.  A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all Notes to include additional interest 1% simple interest per month on all amounts outstanding for all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing Management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, Management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $510,000 during the three months ended September 30, 2014.

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

As of November 21, 2014 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest related to these notes.

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

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements). The convertible note was convertible into the Company’s common stock at the greater of $0.25 or 85% of the average closing bid price during the five (5) trading days prior to conversion and was due in June 2014.

During the third quarter of 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note and recorded a $5,500 loss upon conversion of the note.

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

The notes are convertible at initial conversion prices ranging from $0.20 to $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 958,179 in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

During the quarter ended June 30, 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Noteholders received their shares during the quarter ended June 30, 2014, while other Noteholders received their shares during the quarter ended September 30 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014; during the quarter ended June 30, 2014 the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

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

As of September 30, 2014, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,701 and $198,365, respectively, in consideration of grant funding received in 1994 and 1995.    CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)           Change in Internal Controls

During the period ending September 30, 2014, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, the Company did an additional private offering of its common stock and warrants, for consideration of $232,000. 1,160,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 580,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description	Filing Method
3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed.(1)	Incorporated by reference

3.2	Bylaws of the registrant as amended effective October 14, 2005.(2)	Incorporated by reference

10.1	Securities Purchase Agreement with Tonaquint, Inc. dated July 16, 2013.(3)	Incorporated by reference

10.2	Equity Purchase Agreement with Southridge Partners II, L.P. dated September 10, 2013.(4)	Incorporated by reference

31.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

31.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

32.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Furnished herewith

32.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1)	Filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 with the SEC on April 1, 1998.
(2)	Filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2005.
(3)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2013.
(4)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
November 21, 2014		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

	By	/s/ Ian Rhodes
Ian Rhodes
Executive Vice President and Chief Financial Officer
November 21, 2014		(Duly Authorized Officer and Principal Financial Officer)

