Form 10-K
period 2014-12-31
CALMARE THERAPEUTICS Inc
filed 2015-06-24
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-08696

CALMARE THERAPEUTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	OTC Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.36 as reported by the OTCPink Market, as of the last business day of the registrant’s most recently completed second quarter (June 30, 2014).	$7,751,425

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	28,366,478

Calmare Therapeutics Incorporated

PART I

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2014, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 1. Business

Overview:

Effective August 20, 2014, Competitive Technologies, Inc. changed its name to Calmare Therapeutics Incorporated.

Calmare Therapeutics Incorporated ("CTI" or “the Company”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary, Vector Vision, Inc., (collectively, "we," "our," or "us"), provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property (collectively, the "technology" or "technologies"), or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, distribution agreement, or sales contract.

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

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2014. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. The Company does not have any significant individual cash or capital requirements in the budget going forward. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the "Exchange"). On October 5, 2010, the Company’s securities began trading on the OTC market's top tier, the OTCQX. Effective February 9, 2015, the Company’s securities began trading on the OTCPink.

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

Revenue for 2014 primarily represented the sale of Calmare medical devices to end users in the United States. It also includes rental income from situations where we rented Calmare medical devices to end-users in the United States.

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

Sales of our Calmare device continue to be the major source of revenue for the Company. The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology (“ST”), and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented ST. The original agreement was amended in 2011 to provide the Company with exclusive rights to the ST through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void (see Footnote 16. COMMITMENTS AND CONTINGENCIES, CTI’s Distribution Rights, Marineo and Delta). ST is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. (“GEOMC”) of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017.

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

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time, the Company continues to work to find a reasonable and amicable resolution to the situation.

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

In 2014, we had a significant concentration of revenue from our Calmare medical device. We actively market other technologies, and seek new technologies to mitigate this concentration of revenue and provide a steady future revenue stream. However, the Calmare device was the only technology that produced revenue equal to or exceeding 15% of our total revenue in 2014 and 2013.

We receive revenue from legal awards that result from successful patent enforcement actions and/or out of court settlements. Such awards or settlements may be significant, are non-recurring and may include punitive damages, attorneys' fees, court costs and interest. No such awards were received in 2014 or 2013.

Other technologies in our life sciences portfolio, many of which are subject to testing, clinical trials and approvals, include:

•	Nano particle bone cement biomaterial with a broad range of potential applications, including dental, spinal and other orthopedic and trauma related applications, available for licensing for all applications;

•	Sunless tanning agent, a skin-pigment enhancer being researched as a skin cancer preventative, and therapeutic for vitiligo, albinism and psoriasis, exclusively licensed to Clinuvel Pharmaceuticals, Ltd. (Australia);

•	Sexual Dysfunction technology, CTI and its partners have conducted a research program in support of the commercialization of our patented melanocortin analogues for treating male and female sexual dysfunction and obesity.

Our applied science/electronics portfolio includes:

•	Encryption technology that operates at high speeds with low memory requirements to secure applications used on the Internet, telecommunications, smart cards and e-commerce;

•	Video and audio signal processing technology licensed in the Motion Picture Electronics Group visual patent portfolio pool (MPEG 4 Visual), and used in streaming video products for personal computers and wireless devices, including mobile phones;

•	Structural Steel Fissure Detection Paint contains a built-in, self-activating, crack-indicating or warning capability effective coincident with application of the paint to the structure, and requiring minimum training for its use.

Employees

As of June 23, 2015, we employed the full-time equivalent of six (6) people. We also had independent consultants under contract to provide financial management services, business development services, and sales management services. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill unique technology and other needs.

Corporate Governance

CTI's Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.calmaretherapeutics.com/investors/governance.html.

Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission ("SEC") on our website, www.calmaretherapeutics.com, as soon as reasonably practicable after they are filed. Our website's content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

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

Our exclusive, worldwide rights to sell the Scrambler Therapy technology, marketed as Calmare, which accounted for 94% of our total revenue in 2014, will expire on March 31, 2016 unless action is taken by the Company.

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

Delta International Service & Logistics, an entity related to the entities from whom Calmare Therapeutics received the exclusive worldwide rights to the Scrambler Therapy® technology in 2007, has directly received FDA 510(k) clearance for Scrambler Therapy technology

Delta International Service & Logistics (DIS&L) received FDA 510(k) clearance for the Scrambler Therapy technology on May 22, 2015 and is authorized to market the technology effective June 15, 2015.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy technology in 2007 in an agreement with Giuseppe Marineo and Delta Research and Development. The 2007 agreement was amended in 2011 to provide the Company with exclusive rights through March 31, 2016. The Scrambler Therapy technology received FDA 510(k) clearance in 2009.

It is currently unclear to the Company why DIS&L sought a separate FDA 510(k) clearance and how this action will impact the Company. This action could negatively affect the Company’s sales of the Calmare medical device through the end of its current agreement (March 31, 2016), negatively affect the Company’s ability to license the technology after the end of its current agreement and negatively affect the Company’s sales of the Calmare medical device subsequent to the end of its current agreement, each of which could have a material impact on our ongoing business.

Our current five year contract to sell the Calmare medical device to the U.S. government, which accounted for more than 5% of total revenues in both 2014 and 2013, expired on June 15, 2015

Calmare medical device sales to the U.S. government represented 6% and 22% of total unit sales in 2014 and 2013, respectively, and 5% and 16% of total dollar sales in 2014 and 2013, respectively.

Our current five year contract with the U.S. government expired on June 15, 2015. We have obtained a short term temporary extension (three months) to our current contract. We are working to obtain a new long term contract, including a five year contract with terms similar to the contract that expired on June 15, 2015. We can provide no assurance that we will be successful in these efforts. In the event that the contract is not renewed, it could have a material impact on our ongoing business.

We derived more than 94% of our total revenue in 2014 from one technology.

Total revenue consists of revenue from product sales, retained royalties, and other income. We derived approximately $1,045,000, or 90%, of 2014 revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue was derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets. A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2014. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our shares are listed for trading on the OTC Marketplace, and our shares will likely be classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price less than $5.00.  Our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

The OTC Marketplace, is a quotation system, not an issuer listing service, market or exchange.  Therefore, buying and selling stock on the OTC Marketplace is not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Marketplace is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Our common stock is traded on the OTC Pink Marketplace, or OTCPink, which is the lowest trading tier of the OTC Marketplace.  Nevertheless, because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Marketplace, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Marketplace at the time of the order entry.  Orders for OTC Marketplace securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTC Marketplace.  Due to the manual order processing involved in handling OTC Marketplace trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Marketplace if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Marketplace may not have a bid price for securities bought and sold through the OTC Marketplace.  Due to the foregoing, demand for securities that are traded through the OTC Marketplace may be decreased or eliminated.

We anticipate the need to sell additional authorized shares or securities convertible or exchangeable into authorized shares, including convertible debt and warrants, in the future.  This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

We may seek additional funds through the sale of our common stock or securities convertible or exchangeable into authorized shares, including convertible debt and warrants. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 2,700 square feet of office space in Fairfield, Connecticut. Effective October 2013, the Company extended the term of the lease through February 2017 with an average annual cost of approximately $63,000.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures (Not Applicable)

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock had been traded on the NYSE Amex under the ticker symbol CTT since April 25, 1984. On September 3, 2010, our stock was delisted from the NYSE Amex and began trading on the OTCQB under the ticker symbol CTTC. On October 5, 2010, our stock began trading on the OTC market's top tier, the OTCQX. On February 9, 2015 our stock began trading on the OTCPink. The following table sets forth for the periods indicated, the quarterly high and low trading prices for our common stock, as reported the OTCQX.

Year Ended December 31, 2014			Year Ended December 31, 2013
	High	Low		High	Low
First Quarter	$0.45	$0.20	First Quarter	$0.63	$0.28
Second Quarter	$0.55	$0.29	Second Quarter	$0.42	$0.13
Third Quarter	$0.33	$0.08	Third Quarter	$0.29	$0.06
Fourth Quarter	$0.29	$0.11	Fourth Quarter	$0.48	$0.05

Holders of Common Stock. At June 23, 2015, there were 500 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2014.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					-

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$2.66	55,000	-	55,000	-
2000 Directors’ Stock Option Plan	$1.57	120,000	-	120,000	-
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$0.27	1,517,500	-	2,000,000	482,500

Issuer Repurchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Common stock

During 2014, the Company did a series of private offerings of its common stock and warrants, for consideration of $830,500. 4,152,500 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 2,076,250 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

During 2014, the Company issued 60,000 shares to a consulting firm for marketing services performed and recorded consulting expense of $10,200 for the fair value of the stock.

During 2014, the Company issued 333,333 stock warrants with a fair value of $75,000 for consulting services. The Company is amortizing the $75,000 over the service period and recorded $37,500 of expense in 2014.

During 2014, the Company issued 10,625 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $4,038 for director stock compensation expense in 2014.

During the quarter ended June 30, 2014, the Company granted 320,000 options to employees. As approved by the Board of Directors, these options vest over a four (4) year period, with 20% of the options vested upon issuance.

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

The notes are convertible at an initial conversion price of $0.20 per share any time after issuance. The note holders were also issued market-related warrants for 161,765 in shares of common stock. The warrants have an exercise price of $0.60 and a term of 2 years.

Series B Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share any time after issuance. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term.

The Series B OID notes include an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the Warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the Warrant.

1 Year 15% OID Convertible Notes and Warrants

During the quarter ended December 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $358,824 of convertible promissory notes for consideration of $305,000, the difference between the proceeds from the notes and principal amount consists of $53,824 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance. The note holders were also issued market-related warrants for 897,060 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

CALMARE THERAPEUTICS INCCORPORATED

Item 6. Selected Financial Data

 Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2014, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Effective August 20, 2014, Competitive Technologies, Inc. changed its name to Calmare Therapeutics Incorporated.

Calmare Therapeutics Incorporated ("CTI") was incorporated in Delaware in 1971, succeeding an Illinois corporation which had incorporated in 1968. CTI and its majority-owned subsidiary (collectively, "we", "our", or "us") provide distribution, patent and technology transfer, sales and licensing services focusing on the needs of our customers, matching those requirements with commercially viable technology or product solutions. We develop relationships with universities, companies, inventors and patent or intellectual property holders to obtain the rights or a license to their intellectual property or to their product. They become our clients, for whom we find markets to sell or further develop or distribute their technology or product. We also develop relationships with those who have a need or use for technologies or products. They become our customers, usually through a license or sublicense, distribution agreement or sales contract.

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

Sales of our Calmare device continue to be the major source of revenue for the Company. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology (“ST”), and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented ST. The original agreement was amended in 2011 to provide the Company with exclusive rights to the ST through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void . The Scrambler Therapy technology is patented in Italy and the U.S. Additional applications for patents have been filed internationally and are pending approval. The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

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

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time, the Company continues to work to find a reasonable and amicable resolution to the situation.

Reliance on one revenue source. In 2014, we had a significant concentration of revenue from our pain therapy medical device technology. We continue to seek revenue from new and existing technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.

Presentation. All amounts in this Item 7 have been rounded to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Results of Operations – 2014 versus 2013

Summary of Results

Our net loss, for 2014, increased to $3,411,000 or $0.15 per basic and diluted share as compared with a net loss of $2,672,000 or $0.16 per basic and diluted share for 2013.  This net loss increase is primarily attributable to an increase in interest expense, partially offset by an increase in product sales and a decrease in operating expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), for 2014, increased 60% or $392,000 to $1,045,000 as compared with $653,000 for 2013.

Cost of product sales, for 2014, increased 62% or $168,000 to $441,000 as compared with $273,000 for 2013. The increase is consistent with the increase in revenues during the same period.

Device sales, for 2014 increased with the sale of seventeen (17) Devices as compared with nine (9) Device sales for 2013. Device sales for 2014 were comprised of ten (10) U.S. private sector, one (1) U.S. military and six (6) international sales as compared to seven (7) U.S. private sector and two (2) U.S. military sales for 2013.

International sales for 2014 were to distributors, and as such, had a lower sales price compared to non-international sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from period to period.

Other Revenue

Retained royalties, for 2014 decreased by 24% or $9,000, to $28,000 as compared with the $37,000 of retained royalties for 2013. The decrease in retained royalties reflects the Company’s continued change in business.

Other income, for 2014, increased 11% or $9,000 to $91,000 as compared with $82,000 for 2013. Other income includes:

	2014	2013
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare® devices	$17,000	$15,000
Rental income from customers renting Calmare® pain therapy medical devices	$25,000	$29,000

In addition to the above described break-down, the Company received a one-time payment in 2013 from one of our insurance companies for its conversion to a stock insurance company totaling $38,000. The Company also, received $45,000 in 2014 as partial settlement related to a legal judgment from a prior year.

Expenses

Total expenses, for 2014, increased 30% or $963,000 to $4,134,000 as compared with $3,171,000 for 2013.

Total operating expenses, for 2014, decreased 2% or $67,000 to $2,953,000 as compared with $3,020,000 for 2013.

Selling expenses, for 2014, increased 34% or $54,000 to $213,000 compared with $159,000 for 2013.  The increase primarily reflects the increase in Device sales coupled with a change in the mix in sales by type (U.S. private sector, U.S. military and international).

Personnel and consulting expenses, for 2014, increased 24% or $268,000 to $1,368,000 as compared with $1,100,000 for 2013.  Personnel expenses, for 2014, increased 2% or $21,000 to $922,000, as compared with $901,000 for 2013. Consulting expenses, for 2014, increased 125% or $248,000 to $447,000, as compared with $199,000 for 2013. The increase in consulting fees primarily relate to external marketing, sales and investment/funding consultants.

General and administrative expenses, for 2014, decreased 22% or $390,000 to $1,371,000 as compared with $1,761,000 for 2013.  The change includes the net effect of:

(a)	$93,000 increase in travel expenses due to increased marketing and sales efforts;

(b)	$225,000 decrease in legal expenses, due to a decrease in matters warranting legal advice;

(c)           $105,000 decrease in audit and tax services fees related to the timing of activities;

(d)           $121,000 decrease in investor and public relations expenses, due to the termination of a consulting agreement in late 2013;

(f)           $208,000 increase in bad debt expense, due to an increase in overdue receivables; and

(g)           $214,000 decrease in finance costs, primarily related the Tonequint transaction.

Interest expense, for 2014, increased $754,000 to $964,000 as compared with $210,000 for 2013 (see Note 13 of the Notes to Consolidated Financial Statements, specifically, 90 days Convertible Notes).

Unrealized gain on derivative instruments, for 2014, was a gain of $14,000 as compared with a $59,000 gain recorded for 2013.  The change reflects the movement in the Company’s common share price on the Company’s Class C Preferred Stock at the end of each period as well as the addition of a derivative instrument associated with the Tonaquint Convertible Note (see Note 13 for details).

In current and prior years, we generated significant federal and state income and alternative minimum tax ("AMT") losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income. In the years ended December 31, 2014 and 2013, we incurred additional losses but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2014 and 2013, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized. We have substantial federal and state NOLs and to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A portion of the remaining NOLs at December 31, 2014, approximately $4,196,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary.  We fund our liquidity requirements with a combination of cash on hand, cash flows from operations, if any, and any royalty legal awards, short term debt, and sales of common stock. At December 31, 2014, we had outstanding debt, in the form of promissory notes with a total principal amount of $3,217,000 and a carrying value of $3,079,000.

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

At December 31, 2014, cash was $6,000, as compared with $57,000 at December 31, 2013. Net cash used in operating activities was $(1,062,000) for 2014 as compared to $(1,566,000) for 2013, primarily reflecting the increase in the net loss in 2014 compared to 2013, offset by an increase in accounts payable, accrued expenses and other liabilities as the Company has deferred payment of certain operating expenses. There was limited investing activity in 2014 and 2013. Net cash provided by financing activities was $1,056,000 for 2014 as compared to $1,549,000 for 2013 primarily as a result of the Company’s debt and equity financing activities in both years.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2014, we had aggregate federal net operating loss carryforwards of approximately $42,281,000, which expire at various times in 2017 through 2034. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carry forwards of approximately $40,791,000 that expire through 2034.

A portion of the NOLs remaining at December 31, 2014, approximately $4,196,000, was derived from income tax deductions related to the exercise of stock options.

Authorized shares

As of June 23, 2015, in the event that all of the outstanding securities issued by the Company were converted into shares of common stock at one time (the “Fully Diluted Shares”), whether exercisable or otherwise, the number of Fully Diluted Shares of common stock would exceed the number of currently authorized shares of the Company. If such an event were to happen, the Company could either (a) immediately effectuate a reverse stock split, which was approved by the Board of Directors a majority of the Stockholders on August 14, 2014 or (b) call for a special general meeting of shareholders and request shareholder consent to increase the number of authorized shares of the Company.  In either case, such actions would cure the common stock shortfall and return the Company to compliance with the common stock share count threshold as so delineated in the supporting financing agreements. Notwithstanding the foregoing, the Company currently expects to request shareholder consent at the next Annual General Meeting of Shareholders, to increase the number of authorized shares of the Company, and, if received in either of the aforementioned cases, shall file a Certificate of Amendment to the Certificate of Incorporation to increase the number of authorized shares to a value larger than the number of Fully Diluted Shares.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2014.  During 2014 and 2013, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Funding and Capital Requirements

Debt Financing

Notes payable as of December 31, 2014 are as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
10 day Note (Board member)	42,500	42,500	None	None	January 2015
Series A3 15% OID Convertible Notes and Warrants	11,765	11,765	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	56,659	None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	358,824	244,565	None	0.20	Aug. 2015 – Nov. 2015
Notes Payable, gross	$3,217,069	3,079,469
Less LPA (1) amount		(485,980)
Notes Payable, net		$2,593,489

(1)	See note 11 to the Consolidated Financial Statements.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing Management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, Management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $510,000 during the three months ended September 30, 2014 and $602,000 for the year ended December 31, 2014.

A total of $485,980 of the aforementioned notes issued between December 1, 2012 and March 31, 2013 fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11 of the consolidated financial statements.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for this debt, until fully paid down.  As a result, the Company continues to accrue interest on these notes and they remain convertible as described above.

24 month Convertible Notes

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000. Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000). All of the notes bear 6.00% simple interest. Conversion of the eligible principal amounts to common stock is allowed at any time at a rate of $1.05 per share.

As of June 23, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $29,000 related to these notes as of December 31, 2014.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

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

During 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$58,366
Accelerated interest expense	$35,109

Balance Sheet
Shares issued	1,682,946

Principal amount of notes converted	$336,588

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

The Series B OID notes include an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the warrant.

1 Year 15% OID Convertible Notes and Warrants

During the quarter ended December 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $358,824 of convertible promissory notes for consideration of $305,000, the difference between the proceeds from the notes and principal amount consists of $53,824 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 897,060 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For 2015, we expect our capital expenditures to be less than $100,000.

Contractual Obligations and Contingencies

At December 31, 2014, our contractual obligations were:

Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent (1)	$150,000	$68,000	$82,000	$-	$-
Long term notes payable (2)	57,000	-	57,000	-	-

(1) The current lease expires February 2017.

(2) Only includes the long term portion of notes payable. See note 13 to the consolidated financial statements. Principal amount is $80,000 and is due in March 2017

Contingencies.

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

As of December 31, 2014, CTI and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

At December 31, 2014, $2,642,000 of the outstanding Notes were payable to related parties; $2,499,000 to the chairman of our Board, Peter Brennan, and $143,000 to another director, Stan Yarbro.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calmare Therapeutics Incorporated

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Calmare Therapeutics Incorporated and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calmare Therapeutics Incorporated and Subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Calmare Therapeutics Incorporated and Subsidiary will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since fiscal year 2006 and has a working capital and shareholders’ deficiency at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York

June 24, 2015

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$5,745	$57,009
Receivables, net of allowance of $317,659 and $101,154 at December 31, 2014 and 2013	2,319	143,330
Inventory	4,118,220	4,278,220
Prepaid expenses and other current assets	253,102	65,167
Total current assets	4,379,386	4,543,726
Security deposits	15,000	15,000
Property and equipment, net	35,640	7,606

TOTAL ASSETS	$4,430,026	$4,566,332

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,346,138	$692,251
Liabilities under claims purchase agreement	1,995,320	2,093,303
Accounts payable, GEOMC	4,182,380	4,183,535
Accrued expenses and other liabilities	1,590,182	582,987
Deferred revenue	19,686	6,400
Notes payable	2,536,830	2,488,691
Warrant liability	-	8,227
Series C convertible preferred stock liability	375,000	375,000
Series C convertible preferred stock derivative liability	66,177	80,408
Total current liabilities	12,111,713	10,510,802

Long term notes payable	56,659	-

Commitments and contingencies
Shareholders' deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 25,908,978 shares issued and outstanding at December 31, 2014 and 19,952,907 shares issued and outstanding at December 31, 2013	259,089	199,529
Capital in excess of par value	47,634,857	46,077,394
Accumulated deficit	(55,692,967)	(52,282,068)

Total shareholders’ deficit	(7,738,346)	(5,944,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,430,026	$4,566,332

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31, 2014	Year ended December 31, 2013
Revenue
Product sales	$1,045,080	$652,792
Cost of product sales	440,668	272,736
Gross profit from product sales	604,412	380,056

Other Revenue
Retained royalties	27,782	37,007
Other income	90,776	82,069
Total other revenue	118,558	119,076

Operating expenses
Selling expenses	213,419	159,245
Personnel and consulting expenses	1,368,299	1,100,041
General and administrative expenses	1,371,035	1,760,585
Total operating expenses	2,952,753	3,019,871

Operating loss	(2,229,783)	(2,520,739)

Other expense (income)
Interest expense	964,070	209,953
Interest expense – accelerated upon conversion of OID notes	35,109	-
Loss on conversion of notes	63,867	-
Loss on settlement of note and warrant	132,301	-
Unrealized gain on derivative instruments	(14,231)	(58,538)
Total other expense	1,181,116	151,415

Loss before income taxes	(3,410,899)	(2,672,154)
Provision (benefit) for income taxes	-	-

Net loss	$(3,410,899)	$(2,672,154)

Basic and diluted loss per share	$(0.15)	$(0.16)

Basic and diluted weighted average number of common shares outstanding:	23,513,870	16,977,027

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total Shareholders’ Deficit

Balance – January 1, 2013	2,427	$60,675	15,237,304	$152,373	$45,367,796	$(49,609,914)	$(4,029,070)
Net loss	-	-	-	-	-	(2,672,154)	(2,672,154)

Stock option compensation expense	-	-	-	-	116,365	-	116,365
Common shares issued for legal services	-	-	1,300,000	13,000	250,000	-	263,000
Common stock issued in accordance with escrow agreement	-	-	1,000,000	10,000	(10,000)	-	-
Common stock issued in accordance with liability purchase agreement	-	-	1,618,235	16,182	(16,182)	-	-
Common stock issued as part of equity purchase agreement and/or liability purchase agreement	-	-	710,000	7,100	215,400	-	222,500
Common stock issued to directors	-	-	87,368	874	33,228	-	34,102
Warrants and beneficial conversion feature on notes payable	-	-	-	-	120,787	-	120,787

Balance – December 31, 2013	2,427	60,675	19,952,907	199,529	46,077,394	(52,282,068)	(5,944,470)
Net loss	-	-	-	-	-	(3,410,899)	(3,410,899)
Common shares and warrants issued for consulting services	-	-	60,000	600	84,600	-	85,200
Common stock issued to directors	-	-	10,625	106	3,932	-	4,038
Stock option compensation expense	-	-	-	-	57,291	-	57,291
Common stock issued upon conversion of notes	-	-	1,732,946	17,329	394,280	-	411,609
Private offering of common stock and warrants	-	-	4,152,500	41,525	788,975	-	830,500
Warrant and beneficial conversion feature on notes payable	-	-	-	-	121,741	-	121,741
Liabilities settled under Liability Purchase Agreement	-	-	-	-	106,644	-	106,644
Balance – December 31, 2014	2,427	$60,675	25,908,978	$259,089	$47,634,857	$(55,692,967)	$(7,738,346)

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities:
Net loss	$(3,410,899)	$(2,672,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,547	11,147
Stock option compensation expense	57,291	116,365
Share-based compensation – common stock	4,038	7,655
Common stock and warrants issued to consultants	85,200	-
Bad debt expense	216,505	8,588
Unrealized gain on derivative instrument	(14,231)	(58,538)
Debt discount amortization	217,323	63,480
Noncash finance charges	17,591	216,650
Loss on conversion of notes	63,867	-
Loss on settlement of note and warrant	132,301	-
Changes in assets and liabilities:
Receivables	(75,494)	64,447
Prepaid expenses and other current assets	(187,935)	276,560
Inventory	160,000	90,000
Accounts payable, accrued expenses and other liabilities	1,641,927	312,587
Deferred revenue	13,286	(3,200)
Net cash used in operating activities	(1,061,683)	(1,566,413)

Cash flows from investing activities:
Purchases of property and equipment	(45,581)	-
Cash used in investing activities	(45,581)	-

Cash flows from financing activities:
Proceeds from notes payable	467,500	1,549,100
Repayment of note and warrant settlement	(242,000)	-
Proceeds from common stock and warrants	830,500	-
Net cash provided by financing activities	1,056,000	1,549,100

Net increase (decrease) in cash	(51,264)	(17,313)
Cash at beginning of year	57,009	74,322
Cash at end of year	$5,745	$57,009

Supplemental Cash Flow Information
Cash Paid for interest	$-	$15,304

See accompanying notes

Supplemental disclosure of non-cash transactions:

During 2014, the Company issued 1,732,946 shares of common stock upon conversion of notes of $411,609(see Note 13).

During 2014, the Company issued 60,000 shares of its common stock for consulting services at $0.17 per share.

During 2014, the Company issued 333,333 stock warrants for consulting services valued at $75,000.

During 2014, the Company allocated $121,741 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

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

In September 2013, the Company issued 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014, paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000 (see Note 11).

During July 2013, the Company allocated $45,100 of proceeds from the Tonaquint, Inc. note payable (see Note 13) to a warrant and conversion feature derivative liability.

During 2013, the Company transferred a rental asset with a net book value (“NBV”) of approximately $8,000 to inventory.

During 2013, the Company issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

During March 2013, the Company issued 100,000 shares of its common stock at $0.43 per share for legal services.

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Business AND BASIS OF PRESENTATION

Effective August 20, 2014, Competitive Technologies, Inc. changed its name to Calmare Therapeutics Incorporated.

Calmare Therapeutics Incorporated ("CTI") and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. ("VVI"), (collectively, the "Company", "we" or "us") is a biotechnology company developing and commercializing innovative products and technologies. The Company is the licensed distributor of the non-invasive Calmare® pain therapy medical device, which incorporates the biophysical “Scrambler Therapy”® technology developed to treat neuropathic and cancer-derived pain.

The consolidated financial statements include the accounts of CTI, and VVI. Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2014. During the years ended December 31, 2014 and December 31, 2013, we had a significant concentration of revenues from our pain therapy medical device technology. We continue to seek revenue from new technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards. At December 31, 2014, we had outstanding debt, in the form of promissory notes with a total principal amount of $3,217,000 and a carrying value of $3,079,000.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the "Scrambler Therapy Agreement"), an inventor of Scrambler Therapy technology (“ST”), and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented (“ST”). The original agreement was amended in 2011 to provide the Company with exclusive rights to the ST through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void (see Footnote 16. COMMITMENTS AND CONTINGENCIES, CTI’s Distribution Rights, Marineo and Delta). ST is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. (“GEOMC”) of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue through the term of the agreement.

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

Revenue from foreign sources was 13% of total revenue in 2014 and not significant compared to total revenue in 2013.

Retained royalties or distribution fees earned are of the following types:

Non-refundable, upfront license fee – We record our share of non-refundable, upfront license fees upon execution of a license, sublicense or distribution agreement. Once delivery is complete, and the fee is collected, we have no continuing obligation. No upfront fees were received during the years ended December 31, 2014 or 2013.

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

Concentration of Revenues

Total revenue consists of revenue from product sales, retained royalties, and other income. During the year ended December 31, 2014, we derived approximately $1,045,000 or 90% of total revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.

During the year ended December 31, 2013, we derived approximately $653,000 or 85% of total revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets.

Of these amounts $150,000 and $160,000 or 14% and 25% of total revenue from sales of our Calmare pain therapy medical device technology came from one customer in 2014 and 2013, respectively.

Expenses

We recognize expenses related to evaluating, patenting and licensing inventions, and enforcing intellectual property rights in the period incurred.

Cost of product sales includes contractual payments to inventor and manufacturer relating to our Calmare pain therapy medical device. Expenses associated with shipping devices are also included in cost of product sales.

Selling expenses include commission expenses related to sales of inventory (Calmare devices) technologies, domestic and foreign patent legal filing, prosecution and maintenance expenses, net of reimbursements, royalty audits, and other direct costs.

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

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash, accounts receivable, deferred revenue, preferred stock liability and notes payable approximate fair value due to their short-term maturity.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment indicators identified during the years ended December 31, 2014 and 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In current and prior years, we generated significant federal and state income tax and alternative minimum tax losses, and these net operating losses ("NOLs") were carried forward for income tax purposes to be used against future taxable income.

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%
State provision (benefit), net of U.S. federal tax	(4.9)	(4.9)
Permanent differences	0.9	(0.3)

Other items	2.5	5.0
Deferred tax valuation allowance	(36.5)	(35.2)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	December 31, 2014	December 31, 2013
Net federal and state operating loss carryforwards	$16,912,223	$15,748,253
Impairment of investments	531,470	531,470
Other, net	767,266	687,426
Deferred tax assets	18,210,959	16,967,149
Valuation allowance	(18,210,959)	(16,967,149)
Net deferred tax assets	$-	$-

At December 31, 2014, we had aggregate federal net operating loss carryforwards of approximately $42,281,000, which expire at various times from 2017 through 2034. A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability. We also have state net operating loss carryforwards of approximately $40,791,000 that expire at various times through 2034.

Approximately $4,196,000 of our NOL carryforward remaining at December 31, 2014 was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Balance, beginning of year	$16,967,149	$15,997,757
Change in temporary differences	79,840	6,789
Change in net operating and capital losses	1,163,970	962,603
Balance, end of year	$18,210,959	$16,967,149

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2014 and December 31, 2013, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut. The Internal Revenue Service has completed audits for the periods through the fiscal year ended July 31, 2005. Our open tax years for review are fiscal years ended December 31, 2011 through year ended December 31, 2014. The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Year ended December 31, 2014	Year ended December 31, 2013
Denominator for basic net loss per share, weighted average shares outstanding	23,513,870	16,977,027
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C convertible preferred stock and convertible debt and warrants	N/A	N/A
Denominator for net loss per share, assuming dilution	23,513,870	16,977,027

Due to the net loss incurred for the years ended December 31, 2014, and December 31, 2013, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	December 31, 2014	December 31, 2013
Exercise of common stock options	1,692,500	1,372,000
Exercise of common stock warrants	4,450,536	1,313,679
Conversion of Series C convertible preferred stock	2,828,054	1,423,150
Conversion of convertible debt	4,783,272	4,321,385
Total	13,754,362	8,430,214

5.	SHAREHOLDERS’ INTEREST

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

Additionally, under the terms of the EPA and LPA, the Company issued 250,000 shares of its common stock at $0.35 or $87,500, to Southridge for expenses associated with the EPA and LPA.

During 2013 the Company issued 1,000,000 shares of its common stock into escrow, pending the completion of potential financing with a European investment group.

On August 14, 2014, the shareholders approved an amendment to the Company’s certificate of incorporation to effect up to a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of June 23, 2015, the Board of Directors has not implemented the Reverse Stock Split.

During 2014, the Company did a series of private offerings of its common stock and warrants, for consideration of $830,500. 4,152,500 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 2,076,250 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

During 2014, the Company issued 60,000 shares to a consulting firm for marketing services performed and recorded consulting expense of $10,200 for the fair value of the stock.

During 2014, the Company issued 333,333 stock warrants with a fair value of $75,000 for consulting services. The Company is amortizing the $75,000 over the service period and recorded $37,500 of expense in 2014.

The Company issued 10,625 and 21,250 shares of its common stock to non-employee directors under its Director Compensation Plan in 2014 and 2013, respectively. The Company recorded expense of $4,038 and $7,655 for director stock compensation expense in 2014 and 2013, respectively.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of December 31, 2014 dividends declared were $84,450, of which $18,750 were declared during the year ended December 31, 2014 and $65,702 have not been paid and are shown in accrued and other liabilities at December 31, 2014.

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

The Company recorded a convertible preferred stock derivative liability of $66,177 and $80,408, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at December 31, 2014 and, 2013, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2014 and 2013 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.	RECEIVABLES

Receivables consist of the following:

	December 31, 2014	December 31, 2013
Calmare device sales receivable, net of allowance of $209,533 and $0 at December 31, 2014 and 2013, respectively	$-	$132,850
Royalties, net of allowance of $101,154 at December 31, 2014 and 2013	-	10,086
Other, net of allowance of $6,972 and $0 at December 31, 2014 and 2013, respectively	2,319	394
Total	$2,319	$143,330

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2014	December 31, 2013
Property and equipment, gross	$215,491	$177,537
Accumulated depreciation and amortization	(179,851)	(169,931)
Property and equipment, net	$35,640	$7,606

Depreciation and amortization expense was $17,547 and $11,147 for the years ended December 31, 2014 and 2013, respectively.

8.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2014	December 31, 2013	Number of shares	Type
Security Innovation, Inc.	—	—	223,317	Common stock
Xion Pharmaceutical Corporation	—	—	60	Common stock

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

In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. We received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010. CTI currently owns 30% of the outstanding stock of Xion Pharmaceutical Corporation. The Company has been notified that Xion Pharmaceutical Corporation will be dissolved in 2015 with no financial impact to the Company.

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 5) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $66,000 and $80,000 at December 31, 2014 and December 31, 2013, respectively, in Level 2 of the fair value hierarchy.

The warrants issued in connection with the Tonaquint Note (the “Tonaquint Warrants,” see Note 13) were measured at fair value and liability-classified because the Tonaquint Warrants contain “down-round” protection and therefore did not meet the scope exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”). Since “down-round” protection is not an input to the fair value of the warrants, the warrants could not be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The Company valued the warrants at $8,000 at December 31, 2013, and $26,076 upon issuance July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 13).

Similarly, the conversion feature of the Tonaquint Note (Note 13) also contained “down-round” protection and therefore did not meet the scope exception under FASB ASC 815.  The Company classified the derivative liability of $0 at December 31, 2013, and $19,024 upon issuance at July 16, 2013, in Level 3 of the fair value hierarchy. During the first quarter of 2014 the Company executed a debt settlement agreement with Tonaquint related to the note and warrant (see Note 13).

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

10.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2014	December 31, 2013
Prepaid insurance	$71,651	$16,802
Clinical trial	109,119	-
Other	72,332	48,365
Prepaid expenses and other current assets	$253,102	$65,167

11.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge. The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of June 23, 2015, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2014	December 31, 2013
Royalties payable	$314,787	$127,708
Accrued audit fee	-	82,141
Commissions payable	15,900	21,975
Accrued interest payable	987,659	216,518
Other	271,836	134,645
Accrued expenses and other liabilities, net	$1,590,182	$582,987

Excluded above is approximately $217,000 and $244,000 of accrued expenses and other liabilities at December 31, 2014 and 2013, respectively, that fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

13.	NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2014	December 31, 2013
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,518,000
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
10 day Note (Board member)	42,500	-
Tonaquint 9% OID Convertible Notes and Warrants	-	87,705
Southridge Convertible Note	-	12,000
Series A1 15% OID Convertible Notes and Warrants	-	81,415
Series A2 15% OID Convertible Notes and Warrants	-	69,571
Series A3 15% OID Convertible Notes and Warrants	11,765	-
Series B OID Convertible Notes and Warrants	56,659	-
1 Year 15% OID Convertible Notes and Warrants	244,565	-
Notes Payable, gross	3,079,469	2,933,691
Less LPA amount	(485,980)	(505,000)
Notes Payable, net	$2,593,489	$2,488,691

Details of notes payable as of December 31, 2014 are as follows:

	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	1.05	March 2014 – June 2014
10 day Note (Board member)	42,500	42,500	None	None	January 2015
Series A3 15% OID Convertible Notes and Warrants	11,765	11,765	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	56,659	None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	358,824	244,565	None	0.20	Aug. 2015 – Nov. 2015
Notes Payable, gross	$3,217,069	3,079,469
Less LPA amount		(485,980)
Notes Payable, net		$2,593,489

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing Management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, Management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $510,000 during the three months ended September 30, 2014 and $602,000 for the year ended December 31, 2014.

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

24 month Convertible Notes

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000. Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000). All of the notes bear 6.00% simple interest. Conversion of the eligible principal amounts to common stock is allowed at any time at a rate of $1.05 per share.

As of June 23, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $29,000 related to these notes.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

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

	Warrants (Tranche 1) November 15, 2013	Warrants (Tranche 2) December 30, 2013	Warrants (Tranche 3) February 14, 2014
Expected term	2 years	2 years	2 years
Volatility	180.02%	184.38%	184.88%
Risk Free Rate	0.31%	0.39%	0.32%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$152,703
Private Offering Warrants	91,274
Beneficial Conversion feature	52,123
Total	$296,100

During 2014, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$58,366
Accelerated interest expense	$35,109

Balance Sheet
Shares issued	1,682,946

Principal amount of notes converted	$336,588

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

The Series B OID notes include an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the Warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the Warrant.

As a result of the triggering of the above noted one time anti-dilution provision, the Company reallocated the proceeds of the Notes during the quarter ended December 31, 2014 as follows:

Proceeds allocated at issue date
Private Offering Notes	$46,222
Private Offering Warrants	18,778
Beneficial Conversion feature	-
Total	$65,000

1 Year 15% OID Convertible Notes and Warrants

During the quarter ended December 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $358,824 of convertible promissory notes for consideration of $305,000, the difference between the proceeds from the notes and principal amount consists of $53,824 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 897,060 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

The beneficial conversion feature was valued at the intrinsic value on the issuance date. The intrinsic value represents the difference between the conversion price and the fair value of the common stock multiplied by the number of shares into which the note is convertible. We estimated the fair value of the warrants on the issue date using a Black-Scholes pricing model with the following assumptions:

Warrants November 7, 2014
Expected term	1 year
Volatility	188.31%
Risk Free Rate	0.11%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$224,679
Private Offering Warrants	57,854
Beneficial Conversion feature	22,467
Total	$305,000

14.	STOCK-BASED COMPENSATION PLANS

2011 Employees', Directors' and Consultants' Stock Option Plan – In May 2011, the Board of Directors approved a new option plan for employees, directors and consultants. Pursuant to this plan which is administered by a Committee appointed by the Board of Directors, we could grant to qualified employees, directors and consultants either incentive options or nonstatutory options (as defined by the Internal Revenue Service). The stock options granted per written option agreements approved by the Committee, must have exercise prices not less than 100% of the Fair Market Value of our common stock on the date of the grant. Up to 2,000,000 common shares are available for grants under this plan. No options may be granted under this plan after December 31, 2015.

The following information relates to the 2011 Option Plan:

	December 31, 2014	December 31, 2013
Common shares reserved for issuance on exercise of options	1,517,500	1,165,000
Shares available for future option grants	482,500	335,000

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

The following information relates to the 1997 Option Plan:

	December 31, 2014	December 31, 2013
Common shares reserved for issuance on exercise of options	55,000	87,000
Shares available for future option grants	-	-

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

The following information relates to the 2000 Directors' Stock Option Plan:

	December 31, 2014	December 31, 2013
Common shares reserved for issuance on exercise of options	120,000	120,000
Shares available for future option grants	-	-

Summary of Common Stock Options – The total fair value of shares vested in the years ended December 31, 2014 and December 31, 2013 was $57,291 and $116,365, respectively, of non-cash compensation expense. Of these amounts, $46,113 and $84,550 was included in personnel and consulting expenses, from stock options granted to employees, and vesting during the year ended December 31, 2014 and 2013, respectively.

Also $11,178 and $14,895 of noncash compensation expense was included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan in the years ended December 31, 2014 and 2013, respectively. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

During the year ended December 31, 2013, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance, and 5,000 options which were fully vested upon issuance to two non-employee directors who had served as chairman, as approved by the Board of Directors. During the year ended December 31, 2013, the Board of Directors extended the expiration dates for all options previously granted to one departing Board member in recognition for service. Those options will expire per their original term specified in each individual option agreement, typically either 5 or 10 years from the date of granting, rather than expiring within the specified time period, typically 90 or 180 days following the Board member’s termination dates. The Company considered the extension as a modification to the option agreements recording incremental compensation expense of $16,920 for the year ended December 31, 2013.

During the quarter ended March 31, 2013, the Company granted 1,000,000 options to the then-CEO. As approved by the Board of Directors, these options granted were expected to vest over a four (4) year period, with 200,000 options vesting upon issuance. Since his resignation on September 26, 2013, expense for the quarters ended March 31, 2013 and June 30, 2013 has been reversed. The 200,000 vested options all expired 90 days from the then-CEO’s resignation date, per the Option Agreement.

During the quarter ended December 31, 2013, the Company granted 1,000,000 options to the current CEO. As approved by the Board of Directors, these options vest over a four (4) year period, with 200,000 options vested upon issuance.

During the quarter ended June 30, 2014, the Company granted 320,000 options to employees. As approved by the Board of Directors, these options vest over a four (4) year period, with 20% of the options vested upon issuance.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2014	Year ended December 31, 2013
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	118.5% - 122.24%	99.2% - 110.2%
Risk-free interest rates (3)	1.19-1.72%	1.02%
Expected lives (2)	4-5 years	2-5 years

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.

(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.

(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

A summary of the status of all our common stock options as of December 31, 2014 and 2013, and changes during the periods then ended is presented below.

	Year ended December 31, 2014				Year ended December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values		Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	1,372,000	$0.50	$		317,000	$1.85
Granted	362,500	0.39			2,055,000	0.29
Forfeited	(30,500)	2.03			(1,000,000)	0.50
Exercised	-				-
Expired or terminated	(11,500)	2.87			-
Outstanding at end of year	1,692,500	$0.44		$80,000	1,372,000	$0.50	$240,750

Vested at end of year	844,500	$0.70		$32,000	572,000	$1.10	$48,750

Nonvested at end of year	848,000	$0.18		$48,000	800,000	$0.08	$192,000

Weighted average fair value per share of options issued during the year		$0.26				$0.21

Generally, we issue new shares of common stock to satisfy stock option exercises.

15.	401(k) PLAN

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

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. No contributions were accrued or made in the years ended December 31, 2014 and 2013.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases –

Future minimum rental payments required under operating leases with remaining non-cancelable lease terms as of December 31, 2014 are as follows:

More than 5 years	$-
3-5 years	-
1-3 years	82,000
Within 1 year	68,000
Total	$150,000

Total rental expense for all operating leases was:

	Year ended December 31, 2014	Year ended December 31, 2013
Minimum rental payments	$56,615	$60,038
Less: Sublease rentals	-	3,594
Net rent expense	56,615	56,444
Deferred rent charge	8,397	5,248
	$65,012	$61,692

Contingencies – Revenue based

As of December 31, 2014, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Authorized shares

As of June 23, 2015, in the event that all of the outstanding securities issued by the Company were converted into shares of common stock at one time (the “Fully Diluted Shares”), whether exercisable or otherwise, the number of Fully Diluted Shares of common stock would exceed the number of currently authorized shares of the Company. If such an event were to happen, the Company could either (a) immediately effectuate a reverse stock split, which was approved by the Board of Directors and a majority of stockholders on August 14, 2014 or (b) call for a special general meeting of shareholders and request shareholder consent to increase the number of authorized shares of the Company.  In either case, such actions would cure the common stock shortfall and return the Company to compliance with the common stock share count threshold as so delineated in the supporting financing agreements. Notwithstanding the foregoing, the Company currently expects to request shareholder consent at the next Annual General Meeting of Shareholders, to increase the number of authorized shares of the Company, and, if received in either of the aforementioned cases, shall file a Certificate of Amendment to the Certificate of Incorporation to increase the number of authorized shares to a value larger than the number of Fully Diluted Shares.

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until December 31, 2014, the respective firms were compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

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

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At this time, the Company continues to work to find a reasonable and amicable resolution to the situation.

17.	RELATED PARTY TRANSACTIONS

Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and consulting expenses.

At December 31, 2014, $2,642,000 of the outstanding Notes were payable to related parties; $2,499,000 to the chairman of our Board, Peter Brennan, and $143,000 to another director, Stan Yarbro.

18.	SUBSEQUENT EVENT

From January 1, 2015 to June 23, 2015 the Company obtained additional funding, including $365,000 of equity funding and $257,000 of hybrid debt funding. From January 1, 2015 to June 23, 2015, the Company did a series of private offerings of its common stock and warrants, for consideration of $365,000. 1,825,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 912,500 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. From January 1, 2015 to June 23, 2015, the Company did a series of private offerings of convertible notes and warrants, under which it issued $302,000 of convertible promissory notes for consideration of $257,000, the difference between the proceeds from the notes and principal amount consists of $45,000 of original issue discount. The notes are convertible at a conversion price of $0.20 per share. The note holders were also issued market-related warrants for 756,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Name and Address	Age	Position(s)
Conrad Mir	46	President and Chief Executive Officer, Director
Peter Brennan	60	Chairman of the Board
Rustin R. Howard	57	Director
Robert G. Moussa	67	Director
Carl D. O’Connell	50	Director
Stanley K. Yarbro, Ph.D.	64	Director

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Conrad F. Mir, 46, has been a member of the Board of Directors, President and Chief Executive Officer of our Company since September 2013. Mr. Mir was Interim Chief Financial Officer of our Company from September 2013 to May 2014. Mr. Mir has over twenty years of investment banking, financial structuring, and corporate reengineering experience. He has served in various executive management roles and on the Board of Directors of several companies in the biotechnology industry. Most recently, Mr. Mir was CFO of Pressure BioSciences, Inc., a sample preparation company advancing its proprietary pressure cycling technology. Before that, he was chairman and CEO of Genetic Immunity, Inc., a plasmid, DNA company in the HIV space, and was the executive director of Advaxis, Inc., a vaccine company. Over the last five years, he was responsible for raising more than $40 million in growth capital and broadening corporate reach to new investors and current shareholders. Mr. Mir has worked for several investment banks including Sanford C. Bernstein, First Liberty Investment Group, and Nomura Securities International. He holds a BS/BA in Economics and English with special concentrations in Mathematics and Physics from New York University.

We believe Mr. Mir’s qualifications to serve on our Board of Directors include his expertise in the micro-cap biotechnology space, along with his experience turning around distressed biotech companies.

Peter Brennan, 60, has been a director of our Company since June 2011.  Peter Brennan, MBA, CFA is a New York based investor who has worked over 30 years in the investment management business as an analyst and portfolio manager.

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

Before joining Dilon Technologies, Inc., Mr. Moussa served as President and Chief Executive Officer of Robert Moussa & Associates, a consulting firm serving the pharmaceutical, biotechnology and healthcare industries. Prior to founding this firm, he served in a variety of executive positions with Mallinckrodt, Inc., St. Louis, Missouri, a $2.4 billion healthcare and chemical company. Mr. Moussa's most recent assignment at Mallinckrodt was President - International, a position he held from 1995 through 1997. Previously he served as President and Chief Executive Officer - Mallinckrodt Medical, Inc., Mallinckrodt's largest business unit with over $1 billion dollars in revenues (1992-1996). Before joining Mallinckrodt Medical in 1992, Mr. Moussa served as Mallinckrodt, Inc.'s Group Vice President - International Medical Products, Vice President and General Manager - Medical Products Europe, General Manager of Critical Care, Director of Business Operations and General Sales Manager. Prior to joining Mallinckrodt, Mr. Moussa held a number of positions during the period 1969 through 1976 with Sherwood Medical, United Kingdom, most recently as Director of Marketing.  Mr. Moussa received his Baccalaureate from the College du Sacre-Cur, Beirut, Lebanon, in 1966 and his Bachelor of Science in Business Administration from Ealing University, London, England, in 1969. He has also completed executive seminars at the University of California at Berkley, the Aspen Institute, the Wharton Executive School and the Center for Creative Leadership.

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

Stanley K. Yarbro, Ph.D., 65, has been a director of our Company since March 2012.  Stan Yarbro has extensive experience in market development of high technology solutions to a worldwide customer base. He recently retired as Executive Vice President, Worldwide Field Operations, for Varian Semiconductor Equipment Associates, a position he had held since 2004. Prior to Varian, Dr. Yarbro served in various executive capacities at KLA-Tencor Corporation, in the semi-conductor industry. He currently serves on the board of Carbon Design Innovations and has previously served on the boards of FSI International, Electrogas, Inc. and Molecular Imaging where he worked closely with the organizations to develop and improve sales, products and  marketing strategies.  Dr. Yarbro holds a Ph.D. in Analytical Chemistry from Georgia Institute of Technology and a B.S.in Chemistry from Wake Forest University.

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

Code of Ethics

We have adopted a Code of Conduct that applies to our officers, directors and employees which is available on our internet website at www.calmaretherapeutics.com. The Code of Conduct contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements

Item 11. Executive Compensation

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the 3 highest paid ($100,000 or more) employees that served during the years ended December 31, 2014 and December 31, 2013.

Name and Principal Position	Year ended	Salary	Bonus	Option Awards (5)	All Other Compensation	Total

Conrad F. Mir (2) Director, President and Chief Executive Officer, Interim Chief Financial Officer	December 31, 2014	$270,000	$-	$-	$-	$270,000
	December 31, 2013	$70,212	$-	$63,201	$-	$133,413

Ian Rhodes (3) Executive Vice President and Chief Financial Officer	December 31, 2014	$83,077	$-	$99,600	$-	$182,677

Carl D. O’Connell (1) Director, President and Chief Executive Officer	December 31, 2013	$225,000	$-	$344,000	$-	$569,000

Laurie Murphy (4) Accounting Manager	December 31, 2013	$100,400	$-	$-	$-	$100,400

(1) Mr. O’Connell joined the Company in November 2012 and resigned as President and Chief Executive Officer in September 2013, but continued to serve on the Board.

(2) Mr. Mir joined the Company in September 2013.

(3) Mr. Rhodes joined the Company in May 2014.

(4) Ms. Murphy left the Company in January 2014.

(5) The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation of these options can be found in Note 14 to our financial statements included elsewhere in this Form 10-K.

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

During the quarter ended June 30, 2014, the Company granted 300,000 options to Ian Rhodes. As approved by the Board of Directors, these options vest over a four (4) year period, with 60,000 options vested upon issuance.

Outstanding Equity Awards at December 31, 2014

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
Conrad Mir	400,000	600,000	0.08	10/1/18
Ian Rhodes	60,000	240,000	0.41	5/22/19

(1) Option under the 2011 Employees’, Directors’ and Consultants’ Stock Option Plan.

Director Compensation Table

Each of our non-employee directors is paid an annual cash retainer of $10,000, paid quarterly in arrears, for their services to the Company. In addition, directors are issued shares of common stock pursuant to our 1996 Directors Stock Participation Plan, as amended, and are granted stock options to purchase common stock pursuant to our 2000 Directors Stock Option Plan, both as described below. In addition, the Chairman of the Board, if a non-employee, is paid fees for the additional responsibilities and time commitments required of him. These fees are equal to an additional $5,000 cash retainer, in addition to the amount noted above and an additional $500 for each Board meeting attended.

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

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal year ended December 31, 2014, to the non-employee Board of Director members:

Name	Fees Earned or Paid in Cash(1)	Option Awards (2)	Other Equity Compensation (3)	Total
Peter Brennan(4)	$22,500	$1,589	$425	$24,514
Rustin Howard	$17,000	$1,589	$425	$19,014
Robert G. Moussa	$16,000	$1,589	$425	$18,014
Carl O’Connell	$12,000	$1,589	$425	$14,014
Stan Yarbro, Ph.D.	$23,400	$1,589	$425	$25,414

1) No cash payments were made to Directors for fees during 2014.

2) Each director serving on January 2, 2015 received a stock option grant for 10,000 shares of common stock, for services rendered during 2014 in January 2015 at $0.159 per share under the 2011 Directors Stock Option Plan approved by the Board of Directors in May 2011. We estimated the fair value of stock option awards at $0.159 per share using the Black-Scholes option valuation model with expected life of 5 years, risk free interest rate of 1.61%, volatility of 164.53% and dividend yield of 0.

3) Each director serving on January 2, 2015 received 2,500 shares of common stock, for services rendered during 2014. The fair market value of the stock was $0.17 per share.

4) Mr. Brennan served as Chairman since May of 2012.

Outstanding Equity Awards at January 2, 2015 to Non-Employee Directors

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Peter Brennan	10,000	(2)	$0.170	1/2/20
	10,000	(2)	$0.320	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.260	1/2/17
Rustin Howard	10,000	(2)	$0.170	1/2/20
	10,000	(2)	$0.320	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.260	1/2/17
	10,000	(2)	$1.830	5/1/16
	10,000	(1)	$2.290	10/5/17
	10,000	(1)	$1.510	1/2/18
	10,000	(1)	$1.005	1/2/19
	10,000	(1)	$1.870	1/4/20
Robert G. Moussa	10,000	(2)	$0.170	1/2/20
	10,000	(2)	$0.320	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.240	1/18/17
Carl O’Connell	10,000	(2)	$0.170	1/2/20
	2,500	(2)	$0.320	1/2/19
Stan Yarbro	10,000	(2)	$0.170	1/2/20
	10,000	(2)	$0.320	1/2/19
	10,000	(2)	$0.501	1/1/18
	10,000	(2)	$1.130	2/28/17

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information indicates the beneficial ownership of our stock by each director nominee, and by each person known to us to be the beneficial owner of more than 5% of our outstanding stock. The indicated owners, which have sole voting and investment power, have furnished such information to us as of June 17, 2015, except as otherwise indicated in the footnotes. The total number of shares of outstanding stock at June 17, 2015 was 28,366,478.

Names of Beneficial Owners (and address, if ownership is more than 5%)	Amount Beneficially Owned	(1)	Percent (%) (2)
Director nominees
Peter Brennan (3)	3,788,596	(3)(4)	12.3
Rustin Howard	153,255	(3)(7)	*
Conrad Mir	400,000	(3)(8)	1.4
Robert G. Moussa	47,500	(3)(13)	*
Carl O’Connell	15,625	(3)(9)	*
Stan Yarbro	273,480	(3)(6)	1.0

Director nominees total:	4,678,456		14.9

Five percent beneficial owners
Joseph M Finley (10)
Suite 2300, 150 South Fifth St., Minneapolis, MN 55402	1,621,153		5.6%

Bard Associates, Inc. (11) 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	3,750,025		12.7%

William Austin Lewis IV (12)	6,605,214		19.5%
500 5th Avenue, Suite 2240 New York, NY10110

* Less than 1%

(1)	Designated person or group has sole voting and investment power.
(2)	Pursuant to SEC Rule 13d-3, amounts shown include common shares that may be acquired by a person within 60 days of June 17, 2015. Therefore, the column titled “Percent (%)” has been computed based on (a) 28,366,478 common shares actually outstanding as of June 17, 2015; and (b) solely with respect to the person whose Rule 13d-3 Percentage Ownership of common shares is being computed, common shares that may be acquired within 60 days of June 17, 2015 upon the exercise of options, warrants and/or convertible debt held only by such person.

(3) Persons listed below have the right to acquire the listed number of shares upon exercise of stock options:

Name	Right to Acquire
Peter Brennan	40,000
Rustin Howard	90,000
Conrad Mir	400,000
Robert G. Moussa	40,000
Carl O’Connell	12,500
Stan Yarbro	40,000
Directors nominees total	622,500

(4) Peter Brennan is the beneficial owner of Damel Diversified LP, Damel Partners LP, and Lisl Brennan Family Trust 2005. Peter Brennan beneficially owns 1,408,615 shares (including the 40,000 stock options referenced in footnote 3 above) and has the right to acquire an additional 2,379,981 shares upon conversion of $2,498,980 of convertible debt.

(6) Stan Yarbro beneficially owns 178,242 shares (including the 40,000 stock options referenced in footnote 3 above) and has the right to acquire an additional 95,238 shares upon conversion of $100,000 of convertible debt.

(7) Rustin Howard beneficially owns 63,255 shares and has the right to acquire 90,000 shares upon exercise of stock options referenced in footnote 3 above.

(8) Conrad Mir has the right to acquire 400,000 shares upon exercise of stock options referenced in footnote 3 above.

(9) Carl O’Connell beneficially owns 3,125 shares and has the right to acquire 12,500 shares upon exercise of stock options referenced in footnote 3 above.

(10) Information is based on a Schedule 13GA filed with the SEC on February 6, 2015. Joseph Finley beneficially owns 1,087,613 shares and has the right to acquire an additional 185,714 shares upon the exercise of stock warrants and 347,826 shares upon conversion of $80,000 of convertible debt.

(11) Information is based on a Schedule 13G filed with the SEC on March 16, 2015. Bard Associates beneficially own 2,500,025 shares and has the right to acquire an additional 1,250,000 shares upon the exercise of stock warrants.

(12) William Austin Lewis IV beneficially owns 1,177,500 shares and has the right to acquire 2,882,370 shares upon conversion of $576,474 of convertible debt and 2,545,344 shares upon the exercise of stock warrants.

(13) Robert Moussa beneficially owns 7,500 shares and has the right to acquire 40,000 shares upon exercise of stock options referenced in footnote 3 above.

On June 17, 2015, the stock transfer records maintained by us with respect to our Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares; the largest owner of Class C Convertible Preferred Stock owned 375 shares. No directors own Preferred Stock.

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

At December 31, 2014, $2,642,000 of the outstanding Notes were payable to related parties; $2,499,000 to the chairman of our Board, Peter Brennan, and $143,000 to another director, Stan Yarbro.

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

Three of CTI’s Board Directors - Howard, Moussa and Yarbro - are considered to be independent directors.

Item 14. Principal Accounting Fees and Services

Fees

Mayer Hoffman McCann CPAs (the New York Practice of Mayer Hoffman McCann P.C.) (“MHM”) have been the independent registered public accountants for the company.

Fees Billed by Principal Accountants – The following table presents fees for professional services billed by MHM for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$96,500	$101,500
Tax Fees	-	-
Audit Related Fees(1)	-	9,521
All other fees	-	-
Total	$96,500	$111,021

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

The following consolidated financial statements of Calmare Therapeutics Incorporated and Subsidiary are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

(b)	List of exhibits: See Exhibit Index immediately preceding exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALMARE THERAPEUTICS INCCORPORATED
(the registrant)

By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: June 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Conrad Mir	Director, President and Chief Executive Officer	)	June 24, 2015
Conrad Mir	(Principal Executive Officer)	) )

/s/ Peter Brennan	Chairman	)	June 24, 2015
Peter Brennan		)

/s/ Rustin Howard	Director	)	June 24, 2015
Rustin Howard		)

/s/ Robert Moussa	Director	)	June 24, 2015
Robert Moussa		)

/s/ Stan Yarbro	Director	)	June 24, 2015
Stan Yarbro		)

/s/ Carl O’Connell	Director	)	June 24, 2015
Carl O’Connell		)

EXHIBIT INDEX

Exhibit
No.	Description

3.01	Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.
3.02	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 20, 2014, and herein incorporated by reference.
3.2	By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 31, 2012 , and hereby incorporated by reference.

10.3*	Registrant's 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant’s Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.5*	Registrant's 1997 Employees' Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.14	Employment Agreement dated February 2, 2007 between registrant and John B. Nano, filed (on February 6, 2007) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 6, 2007, and hereby incorporated by reference.

10.20	Distribution Agreement between the registrant and Life Episteme srl, dated February 24, 2009 filed (on February 26, 2009) as Exhibit 10.1 to registrant's Current Report on Form 8-K Dated February 26, 2009, and hereby incorporated by reference.

10.22	License Agreement between Competitive Technologies, Inc. and Daeyand E&C Co., Ltd. (now GEOMC Co., Ltd.), dated September 25, 2007. filed (on March 4, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.23	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated August 22, 2008 granting rights in South Korea, filed (on March 4, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.24	Memorandum of understanding between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated January 18, 2010, filed (on March 4, 2011) as Exhibit 10.3 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.25	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on March 4, 2011) as Exhibit 10.4 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.27	Lease Agreement between Competitive Technologies, Inc. and 1375 Kings Highway LLC dated November 22, 2010, and filed (February 11, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 11, 2011, and hereby incorporated by reference

10.28	Registration Rights Agreement dated December 2, 2010 and filed (December 14, 2010) as Exhibit 4.1 to registrant's Current Report on Form 8-K dated December 14, 2010, and hereby incorporated by reference

10.29	Preferred Stock Certification for Class C Convertible Preferred Stock issued December 30, 2011, and filed as Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed on February 20, 2011, and hereby incorporated by reference.

10.30	Settlement Agreement between Competitive Technologies, Inc. and Life Episteme srl (LEG) dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.31	Distribution Agreement between Competitive Technologies, Inc. and Life Episteme Italia dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.35	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated May 24, 2011 and effective April 1, 2011, and filed (May 31, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated May 31, 2011, and hereby incorporated by reference.

10.36	2011 Employees' Directors' and Consultants' Stock Option Plan dated May 2, 2011, and filed as Exhibit 10.1 to registrant's Registration Statement on Form S-8 dated May 26, 2011, and hereby incorporated by reference.

10.37	Factoring Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, filed (October 3, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.38	Security Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, and filed (October 3, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.39	Settlement Agreement between Competitive Technologies, Inc. and John B. Nano dated January 24, 2012, and filed Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 1, 2012, and hereby incorporated by reference.

10.40	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated July 3, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 6, 2012, and hereby incorporated by reference.

10.41	Carl O’Connell Employment Agreement effective October 25, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 31. 2012, and hereby incorporated by reference.

10.42	Factoring and Security Agreement with LSQ Funding, LLC effective September 18, 2012, and filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K dated May 31, 2013, and hereby incorporated by reference.

10.43	Conrad Mir Employment Agreement, effective October 1, 2013, filed as Exhibit 10.43 to the registrant’s Annual Report on Form 10-K dated April 15, 2014, and hereby incorporated by reference.

21	Subsidiary of registrant, and filed as Exhibit 21 to registrant’s Annual Report on Form 10-K dated April 16, 2012, and hereby incorporated by reference

31.1^	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1^	Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101^	Interactive Data Files.

* Management Contract or Compensatory Plan

^ Filed herewith

www.calmarethereuptics.com