Form 10-Q
period 2015-03-31
CALMARE THERAPEUTICS Inc
filed 2015-10-14
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-08696

www.calmaretherapeutics.com

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of October 13, 2015 was 28,395,888 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$501	$5,745
Receivables, net of allowance of $317,659 at March 31, 2015 and December 31, 2014	3,391	2,319
Inventory	4,118,220	4,118,220
Prepaid expenses and other current assets	179,636	253,102
Total current assets	4,301,748	4,379,386

Property and equipment, net	31,181	35,640
Security deposits	15,000	15,000
TOTAL ASSETS	$4,347,929	$4,430,026

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$1,545,735	$1,346,138
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	1,776,041	1,590,182
Notes payable	2,741,344	2,536,830
Deferred revenue	13,781	19,686
Series C convertible preferred stock derivative liability	66,177	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	12,695,778	12,111,713

Note payable – long-term	59,474	56,659

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 26,916,478 shares issued and outstanding at March 31, 2015 and 25,908,978 shares issued and outstanding at December 31, 2014	269,164	259,089
Capital in excess of par value	47,960,056	47,634,857
Accumulated deficit	(56,697,218)	(55,692,967)
Total shareholders’ deficit	(8,407,323)	(7,738,346)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,347,929	$4,430,026

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Revenue
Product sales	$7,950	$221,080
Cost of product sales	2,297	70,218
Gross profit from product sales	5,653	150,862

Other Revenue
Retained royalties	2,392	2,604
Other income	8,507	3,821
Total other revenue	10,899	6,425

Operating expenses
Selling expenses	1,236	71,994
Personnel and consulting expenses	507,478	395,023
General and administrative expenses	323,639	193,721
Total operating expenses	832,353	660,738

Operating loss	(815,801)	(503,451)

Other expense (income)
Interest expense	185,862	104,786
Loss on settlement of note and warrant	—	132,301
Loss on conversion of notes	2,588	—
Unrealized gain on derivative instruments	—	(14,232)
Total other expense	188,450	222,855

Loss before income taxes	(1,004,251)	(726,306)
Provision (benefit) for income taxes	—	—

Net loss	$(1,004,251)	$(726,306)

Basic and diluted loss per share	$(0.04)	$(0.04)

Basic and diluted weighted average number of common shares outstanding:	26,767,978	20,036,240

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2015

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2015	2,427	$60,675	25,908,978	$259,089	$47,634,857	$(55,692,967)	$(7,738,346)

Net loss	—	—	—	—	—	(1,004,251)	(1,004,251)
Common stock issued to directors	—	—	12,500	125	2,000	—	2,125
Stock option compensation expense	—	—	—	—	16,069	—	16,069
Common stock issued for consulting services	—	—	620,000	6,200	101,400	—	107,600
Warrants issued for consulting services	—	—	—	—	75,000	—	75,000
Private offering of common stock and warrants	—	—	375,000	3,750	71,250	—	75,000
Warrant and beneficial conversion feature on notes payable	—	—	—	—	59,480	—	59,480

Balance March 31, 2015	2,427	$60,675	26,916,478	$269,164	$47,960,056	$(56,697,218)	$(8,407,323)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:

Net loss	$(1,004,251)	$(726,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,459	1,824
Stock option compensation expense	16,069	14,328
Share-based compensation – common stock	2,125	4,038
Common stock and warrants issued to consultants	182,600	—
Debt discount amortization	49,720	61,364
Noncash finance charges	—	18,434
Unrealized gain on derivative instruments	—	(14,232)
Loss on conversion of notes	2,588	—
Loss on settlement of note and warrant	—	132,301
Changes in assets and liabilities:
Receivables	(1,072)	57,013
Prepaid expenses and other current assets	73,466	17,072
Inventory	—	30,000
Accounts payable, accrued expenses and other liabilities	385,457	178,694
Deferred revenue	(5,905)	13,287
Net cash used in operating activities	(294,744)	(212,183)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,078)
Cash used in investing activities	—	(3,078)

Cash flows from financing activities:
Proceeds from notes payable	257,000	120,000
Repayment of note and warrant settlement	(42,500)	(118,000)
Proceeds from common stock and warrants	75,000	500,000
Net cash provided by financing activities	289,500	502,000

Net increase (decrease) in cash	(5,244)	286,739

Cash at beginning of period	5,745	57,009

Cash at end of period	$501	$343,748

Supplemental disclosure of non-cash transactions:

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 of expense in the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The shares vested in two tranches, with 60,000 shares vesting in the quarter ended December 31, 2014 and remaining 60,000 shares vesting in the quarter ended March 31, 2015. The Company recorded consulting expenses of $10,800 in the quarter ended December 31, 2014 and $27,600 of consulting expenses in the quarter ended March 31, 2015. In each instance, the expense was based on the fair value on the vesting date.

During the quarter ended March 31, 2015, the Company issued 333,333 stock warrants for consulting services performed and recorded consulting expense of $75,000 for the fair value of the warrants.

During the quarter ended March 31, 2015, the Company allocated $59,480 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

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

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2015.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2015.

During the three months ended March 31, 2015, we had a significant concentration of revenues from the Calmare® Device.  The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three months ended March 31, 2015, were 74%; and 98% in the three months ended March 31, 2014.  Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the three months ended March 31, 2015, was 16%; and 1%, in the three months ended March 31, 2014.  We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at March 31, 2015.  The Company has taken steps to manage its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2015 and into 2016.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will attempt to meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At March 31, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,477,000 and a carrying value of $3,287,000.

The Company acquired the exclusive, worldwide rights to the Scrambler Therapy® technology in 2007. The Company’s original 2007 agreement with Giuseppe Marineo (the “Scrambler Therapy Agreement”), an inventor of Scrambler Therapy technology, and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented Scrambler Therapy technology. The original agreement was amended in 2011 to provide the Company with exclusive rights to the Scrambler Therapy technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void (see Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES, CTI’s Distribution Rights, Marineo and Delta). The Scrambler Therapy technology is patented in Italy and in the U.S. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance. CTI’s partner, GEOMC Co., Ltd. (“GEOMC”) of Korea, is manufacturing the product commercially under a ten (10) year agreement through 2017. Sales of these devices are expected to provide a significant proportion of the Company’s revenue through the term of the agreement.

2.    NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Denominator for basic net loss per share, weighted average shares outstanding	26,767,978	20,036,240

Dilutive effect of common stock options	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	26,767,978	20,036,240

Due to the net loss incurred for the three months ended March 31, 2015, and 2014, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	March 31, 2015	March 31, 2014
Exercise of common stock options	1,742,500	1,409,000
Exercise of common stock warrants	5,727,251	2,393,891
Conversion of Series C convertible preferred stock	1,470,588	1,176,471
Conversion of convertible debt	6,306,802	4,808,776
Total	15,247,141	9,788,138

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, as amended by ASU 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017; with early adoption permitted after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued.  When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the ASU also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt.  The ASU becomes effective for annual periods ending after December 15, 2017, and for any annual and interim periods thereafter.  Early application is permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. The ASU becomes effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal years. Early application is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

4.    RECEIVABLES

Receivables consist of the following:

	March 31, 2015	December 31, 2014
Calmare device sales receivable, net of allowance of $209,533 at March 31, 2015 and December 31, 2014	$—	$—
Royalties, net of allowance of $101,154 at March 31, 2015 and December 31, 2014	—	—
Other, net of allowance of $6,972 at March 31, 2015 and December 31, 2014	3,391	2,319
Total	$3,391	$2,319

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

PART I. FINANCIAL INFORMATION (Continued)
CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $66,000 at March 31, 2015 and December 31, 2014, in Level 2 of the fair value hierarchy.

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

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid insurance	$25,761	$71,651
Prepaid consulting services	60,000	37,500
Clinical trial	68,119	109,119
Other	25,756	34,832
Prepaid expenses and other current assets	$179,636	$253,102

PART I. FINANCIAL INFORMATION (Continued)
CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2015	December 31, 2014
Property and equipment, gross	$215,491	$215,491
Accumulated depreciation and amortization	(184,310)	(179,851)
Property and equipment, net	$31,181	$35,640

Depreciation and amortization expense was $4,459 during the three months ended March 31, 2015, and $1,824 for the three months ended March 31, 2014.

9.           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2015	December 31, 2014
Royalties payable	$319,417	$314,787
Accrued compensation	75,981	23,573
Accrued interest payable	1,123,401	987,659
Other	257,242	264,163
Accrued expenses and other liabilities, net	$1,776,041	$1,590,182

Excluded above is approximately $217,000 of accrued expenses and other liabilities at March 31, 2015 and December 31, 2014, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.         LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of October 13, 2015, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

PART I. FINANCIAL INFORMATION (Continued)
CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

11.         NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2015	December 31, 2014
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
10 day Note (Board member)	—	42,500
Series A3 15% OID Convertible Notes and Warrants	14,353	11,765
Series B OID Convertible Notes and Warrants	59,474	56,659
1 Year 15% OID Convertible Notes and Warrants	488,991	244,565
Notes Payable, gross	3,286,798	3,079,469
Less LPA amount	(485,980)	(485,980)
Notes Payable, net	$2,800,818	$2,593,489

Details of notes payable as of March 31, 2015 are as follows:

	Principal Amount		Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980		$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000		225,000		6%	1.05	March 2014 – June 2014
Series A3 15% OID Convertible Notes and Warrants	11,765	(1)	14,353	(1)	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000		59,474		None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	661,177		488,991		None	0.20	Aug. 2015 – Feb. 2016
Notes Payable, gross	$3,476,922		3,286,798
Less LPA amount			(485,980)
Notes Payable, net			$2,800,818

(1)     Includes $2,588 of accrued loss on conversion of OID note.

PART I. FINANCIAL INFORMATION (Continued)
CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014 and 2015, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $92,000 during the three months ended March 31, 2015, and has recorded cumulative additional interest in total of $711,000.

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

As of October 13, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $32,000 related to these notes.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

PART I. FINANCIAL INFORMATION (Continued)
CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Series A 15% Original Issue Discount (“OID”) Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of convertible notes and warrants, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature.

The note holders were also issued market-related warrants for 129,412 in shares of common stock. The warrants have an exercise price of $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants
Expected term	2 years
Volatility	184.88%
Risk Free Rate	0.32%

The proceeds of the Notes issued during the three months ended March 31, 2014 were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$32,390
Private Offering Warrants	14,845
Beneficial Conversion feature	7,765
Total	$55,000

During the quarter ended March 31, 2015, a holder of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of March 31, 2015, the Company had not issued the shares due related to the conversion notice.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$2,588
Accelerated interest expense	$—

Balance Sheet
Shares issued	—

Principal amount of notes converted	$11,765

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

The Series B OID notes included an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the Warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the Warrant.

As a result of the triggering of the above noted one time anti-dilution provision, the Company reallocated the proceeds of the Notes during the quarter ended December 31, 2014 as follows:

Proceeds allocated at issue date
Private Offering Notes	$46,222
Private Offering Warrants	18,778
Beneficial Conversion feature	—
Total	$65,000

1 Year 15% OID Convertible Notes and Warrants

During the quarter ended March 31, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $302,353 of convertible promissory notes for consideration of $257,000, the difference between the proceeds from the notes and principal amount consists of $45,353 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 755,882 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants three months ended March 31, 2015
Expected term	1 year
Volatility	180.15-185.71%
Risk Free Rate	0.18-0.22%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$197,521
Private Offering Warrants	46,097
Beneficial Conversion feature	13,382
Total	$257,000

 Tonaquint 9% Original Issue Discount Convertible Notes and Warrants

During the quarter ended September 30, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc., under which it was issued a $112,500 convertible promissory note in consideration for $100,000, the difference between the proceeds from the Note and the principal amount consisted of a $10,000 original issue discount and a carried transaction expense of $2,500. The original issue discount was being amortized over the life of the note. The note was convertible at an initial conversion price of $0.30 per share at any time, and contained a “down-round protection” feature that requires the valuation of a derivative liability associated with the note. The note bore interest at 7% and was due in May 2014. Tonaquint was also issued a market-related warrant for $112,500 in shares of common stock with a “cashless” exercise feature. The warrant had a $0.35 exercise price, a 5-year term and included a “down-round protection” feature that required it to be classified as a liability rather than as equity.

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

Southridge

During 2013, the Company issued a six-month $12,000 convertible note payable to Southridge to cover legal expenses as part of the LPA. The convertible note was convertible into the Company’s common stock at the greater of $0.25 or 85% of the average closing bid price during the five (5) trading days prior to conversion and was due in June 2014.

During the third quarter of 2014, the Company issued to Southridge 50,000 shares in exchange for and in full satisfaction for the note and recorded a $5,500 loss upon conversion of the note.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the three months ended March 31, 2015, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance. During the three months ended March 31, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three - months ended	Three - months ended
	March 31, 2015	March 31, 2014
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	164.5%	118.5%
Risk-free interest rates (3)	1.61%	1.72%
Expected lives (2)	5.0 YEARS	5.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During the three months ended March 31, 2015, the Company recognized expense of $7,963 for stock options issued to directors and expense of $8,106 for stock options issued to employees.

During the three months ended March 31, 2014, the Company recognized expense of $11,178 for stock options issued to directors and expense of $3,150 for stock options issued to employees.

Preferred Stock

Holders of 5% preferred stock are entitled to receive, if, as, and when declared by the Board of Directors, out of funds legally available therefore, preferential non-cumulative dividends at the rate of $1.25 per share per annum, payable quarterly, before any dividends may be declared or paid upon or other distribution made in respect of any share of common stock. The 5% preferred stock is redeemable, in whole at any time or in part from time to time, on 30 days’ notice, at the option of the Company, at a redemption price of $25. In the event of voluntary or involuntary liquidation, the holders of preferred stock are entitled to $25 per share in cash before any distribution of assets can be made to holders of common stock.

Each share of 5% preferred stock is entitled to one vote. Holders of 5% preferred stock have no preemptive or conversion rights. The preferred stock is not registered to be publicly traded.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of March 31, 2015, dividends declared were $89,073, of which $4,623 were declared during the three months ended March 31, 2015 and $70,325 have not been paid and are shown in accrued and other liabilities at March 31, 2015.

b)	Voting rights – Holders of these shares of Series C Convertible Preferred Stock shall have voting rights equivalent to 1,000 votes per $1,000 par value Series C Convertible Preferred share voted together with the shares of Common Stock

c)	Liquidation rights – Upon any liquidation these Series C Convertible Preferred Stock shares shall be treated as equivalent to shares of Common stock to which they are convertible.

d)	Conversion rights – Holder has right to convert each share of Series C Convertible Preferred Stock at any time into shares of the Company’s common stock at a conversion price for each share of common stock equal to 85% of the lower of (a) the closing market price at the date of notice of conversion or (b) the mid-point of the last bid price and the last ask price on the date of the notice of conversion. The variable conversion feature creates an embedded derivative that was bifurcated from the Series C Convertible Preferred Stock on the date of issuance and was recorded at fair value. The derivative liability will be recorded at fair value on each reporting date with any change recorded in the Statement of Operations as an unrealized (gain) loss on derivative instrument.

The Company recorded a convertible preferred stock derivative liability of $66,177, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at March 31, 2015 and December 31, 2014.

The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2015 and December 31, 2014 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

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

During the quarter ended March 31, 2015, the Company did a private offering of its common stock and warrants, for consideration of $75,000. 375,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 187,500 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

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

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 of expense in the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The shares vested in two tranches, with 60,000 shares vesting in the quarter ended December 31, 2014 and remaining 60,000 shares vesting in the quarter ended March 31, 2015. The Company recorded consulting expenses of $10,800 in the quarter ended December 31, 2014 and $27,600 of consulting expenses in the quarter ended March 31, 2015. In each instance, the expense was based on the fair value on the vesting date.

During the quarter ended March 31, 2015, the Company issued 333,333 stock warrants with a five year term for consulting services performed and recorded consulting expense of $75,000 for the fair value of the warrants.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

During the three months ended March 31, 2015 and 2014, the Company issued 12,500 and 10,625 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $2,125 and $4,038 for director stock compensation expense in the three months ended March 31, 2015 and 2014.

13.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of March 31, 2015, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

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

Authorized shares

Throughout the quarter ended March 31, 2015 and as of October 13, 2015, in the event that all of the outstanding securities issued by the Company were converted into shares of common stock at one time (the “Fully Diluted Shares”), whether exercisable or otherwise, the number of Fully Diluted Shares of common stock would exceed the number of currently authorized shares of the Company. If such an event were to happen, the Company could either (a) immediately effectuate a reverse stock split, which was approved by the Board of Directors and a majority of stockholders on August 14, 2014 or (b) call for a special general meeting of shareholders and request shareholder consent to increase the number of authorized shares of the Company.  In either case, such actions would cure the common stock shortfall and return the Company to compliance with the common stock share count threshold as so delineated in the supporting financing agreements. Notwithstanding the foregoing, the Company currently expects to request shareholder consent at the next Annual General Meeting of Shareholders, to increase the number of authorized shares of the Company, and, if received in either of the aforementioned cases, shall file a Certificate of Amendment to the Certificate of Incorporation to increase the number of authorized shares to a value larger than the number of Fully Diluted Shares.

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until March 31, 2015, the respective firms were compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

14.           RELATED PARTY TRANSACTIONS

Our board of directors determined that when a director’s services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses.

At March 31, 2015, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the chairman of our Board and $100,000 to another director.

15.           SUBSEQUENT EVENTS

From April 1, 2015 to October 13, 2015 the Company obtained additional funding, including $290,000 of equity funding and $600,000 of hybrid debt funding. From April 1, 2015 to October 13, 2015, the Company did a series of private offerings of its common stock and warrants, for consideration of $290,000. 1,450,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 725,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. From April 1, 2015 to October 13, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $706,000 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $106,000 of original issue discount. The notes are convertible at a conversion price of $0.25 per share. The note holder was also issued market-related warrants for 1,412,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption “Risk Factors,” in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on June 24, 2015, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Calmare Therapeutics Incorporated (“CTI”) was incorporated in Delaware in 1971, succeeding an Illinois corporation incorporated in 1968. CTI and its majority-owned subsidiary (collectively, “we,” “our,” or “us”), is a biotechnology company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive, Calmare pain therapy medical device, which was designed and developed to treat neuropathic and cancer-derived pain.

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

 Sales of our Calmare device continue to be the major source of revenue for the Company. The Company’s original 2007 agreement with Giuseppe Marineo (the “Scrambler Therapy Agreement”), an inventor of Scrambler Therapy technology (“ST”), and Delta Research and Development (“Delta”), authorized CTI to manufacture and sell worldwide the device developed from the patented ST. The original agreement was amended in 2011 to provide the Company with exclusive rights to the ST through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void . The Scrambler Therapy technology is patented in Italy and the U.S. Additional applications for patents have been filed internationally and are pending approval. The Calmare® device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

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

Results of Operations – Three months ended March 31, 2015 vs. three months ended March 31, 2014

Summary of Results

Our net loss, for the quarter ended March 31, 2015, increased to $1,004,000 or $0.04 per basic and diluted share as compared with a net loss of $726,000 or $0.04 per basic and diluted share for the comparable quarter of 2014.  This net loss increase is largely attributable to a $213,000 decrease in products sales and a $112,000 increase in personnel and consulting expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the three months ended March 31, 2015, decreased $213,000 to $8,000 as compared with $221,000 for the comparable quarter of 2014.

Cost of product sales, in the three months ended March 31, 2015, decreased $68,000 to $2,000 as compared with $221,000 for the comparable quarter of 2014. This decrease in cost of product sold is attributable to the decrease in sales.

Device sales, in the three months ended March 31, 2015, decreased with the sale of zero (0) Devices as compared with three (3) Device sales for the comparable quarter of 2014. Device sales for the three months ended March 31, 2015 were comprised of the earning of previously deferred revenue on one (1) U.S. private sector sale that was originally sold in 2014. Device sales for the three months ended March 31, 2014 were comprised of three (3) U.S. private sector sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended March 31, 2015 of $2,000, were substantially unchanged compared to $2,000 in the three months ended March 31, 2014.

Other income, for the three months ended March 31, 2015, was $9,000 as compared with $4,000 in the three months ended March 31, 2014.  Other income includes:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$3,000	$2,000
Rental income from customers who were renting Calmare Devices from CTI	$6,000	$2,000

Expenses

Total expenses increased $137,000 or 15% to $1,021,000 in the three months ended March 31, 2015 as compared with $884,000 in the three months ended March 31, 2014.

Total operating expenses increased $171,000 or 26% to $832,000 in the three months ended March 31, 2015 as compared with $661,000 in the three months ended March 31, 2014.

Selling expenses decreased 99% or $71,000 to $1,000 in the three months ended March 31, 2015 as compared with $72,000 in the three months ended March 31, 2014 and reflects decreased commissions as a result of decreased Devices sales.

Personnel and consulting expenses, in the three months ended March 31, 2015, increased 28% or $112,000 to $507,000 as compared with $395,000 in the three months ended March 31, 2014. This increase is primarily related to an increase in consulting costs of $197,000, principally in the form of equity compensation (stock and warrants) in the areas of sales and investor advisory services, partially offset by an $87,000 decrease in personnel costs, principally related to incentive compensation.

General and administrative expenses, in the three months ended March 31, 2015, increased 67% or $130,000 to $324,000 as compared with $194,000 in the three months ended March 31, 2014.  The increase primarily reflects a $136,000 increase in litigation expenses (see Note 13 of the Notes to Condensed Consolidated Interim Financial Statements).

  Interest expense, in the three months ended March 31, 2015, increased $81,000 or 77% to $186,000 as compared with $105,000 in the three months ended March 31, 2014 primarily as a result of the 1% additional monthly interest for the 90 day Convertible Notes (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized gain on derivative instruments, in the three months ended March 31, 2015, was zero, as compared with a $14,000 gain in the three months ended March 31, 2014.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At March 31, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,476,000 and a carrying value of $3,287,000.

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

At March 31, 2015, cash was $500, as compared with $6,000 at December 31, 2014. Net cash used in operating activities was $(295,000) for the three months ended March 31, 2015 as compared to $(212,000) for the three months ended March 31, 2014, primarily reflecting an increase in net loss partially offset by an increase in accounts payable, accrued expenses and other liabilities and non-cash equity expenses. There was minimal investing activity year to date in both 2015 and 2014. Net cash provided by financing activities was $290,000 for the three months ended March 31, 2015 as compared to $502,000 for the three months ended March 31, 2014, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Authorized shares

Throughout the quarter ended March 31, 2015 and as of October 13, 2015, in the event that all of the outstanding securities issued by the Company were converted into shares of common stock at one time (the “Fully Diluted Shares”), whether exercisable or otherwise, the number of Fully Diluted Shares of common stock would exceed the number of currently authorized shares of the Company. If such an event were to happen, the Company could either (a) immediately effectuate a reverse stock split, which was approved by the Board of Directors and a majority of stockholders on August 14, 2014 or (b) call for a special general meeting of shareholders and request shareholder consent to increase the number of authorized shares of the Company.  In either case, such actions would cure the common stock shortfall and return the Company to compliance with the common stock share count threshold as so delineated in the supporting financing agreements. Notwithstanding the foregoing, the Company currently expects to request shareholder consent at the next Annual General Meeting of Shareholders, to increase the number of authorized shares of the Company, and, if received in either of the aforementioned cases, shall file a Certificate of Amendment to the Certificate of Incorporation to increase the number of authorized shares to a value larger than the number of Fully Diluted Shares.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at March 31, 2015.  During the three months ended March 31, 2015 and 2014, we had a significant concentration of revenues from our Calmare Device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2015 and into 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, CTI will meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or attempt to pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

Debt Financing

Details of notes payable as of March 31, 2015 are as follows:

	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	1.05	March 2014 – June 2014
Series A3 15% OID Convertible Notes and Warrants	11,765	14,353	(1)	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000	59,474		None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	661,177	488,991		None	0.20	Aug. 2015 – Feb. 2016
Notes Payable, gross	$3,476,922	3,286,798
Less LPA amount		(485,980)
Notes Payable, net		$2,800,818

(1)     Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $92,000 during the three months ended March 31, 2015, and has recorded additional interest in total of $711,000.

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

24 month Convertible Notes

In March 2012, the Company issued a 24-month convertible promissory note to borrow $100,000. Additional 24-month convertible promissory notes were issued in April 2012 ($25,000) and in June 2012 ($100,000). All of the notes bear 6.00% simple interest. Conversion of the eligible principal amounts to common stock is allowed at any time after at a rate of $1.05 per share.

As of October 13, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $32,000 related to these notes.

Series A 15% Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2014, the Company did a private offering of a third tranche of convertible notes and warrants, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature.

The note holders were also issued market-related warrants for 129,412 (third tranche) and 958,179 (all tranches) in shares of common stock. The warrants have exercise prices that range from $0.40 to $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

During the quarter ended March 31, 2015, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion Company: (i) accelerated and recognized as interest expense in the current period any remaining discount and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. AS of March 31, 2015, the Company had not issued the shares due related to the conversion notice.

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

1 Year 15% OID Convertible Notes and Warrants

During the quarter ended March 31, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $302,353 of convertible promissory notes for consideration of $257,000, the difference between the proceeds from the notes and principal amount consists of $45,353 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 755,882 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

As of March 31, 2015, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.    CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)           Change in Internal Controls

During the period ending March 31, 2015, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the quarter ended March 31, 2015, the Company did a private offering of its common stock and warrants, for consideration of $75,000. 375,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 187,500 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term.

 During the quarter ended March 31, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $302,353 of convertible promissory notes for consideration of $257,000, the difference between the proceeds from the notes and principal amount consists of $45,353 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 755,882 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services.

During the quarter ended March 31, 2015, the Company issued 333,333 stock warrants with a five year term for consulting services performed and recorded consulting expense of $75,000 for the fair value of the warrants.

The securities issued in these transactions were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section4(2) and Regulation D (Rule 506) under the Securities Act.

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

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
October 13, 2015		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

