Form 10-Q
period 2015-06-30
CALMARE THERAPEUTICS Inc
filed 2015-12-02
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of November 30, 2015 was 28,395,888 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$75,148	$5,745
Receivables, net of allowance of $317,659 at June 30, 2015 and December 31, 2014	1,048	2,319
Inventory	4,098,220	4,118,220
Prepaid expenses and other current assets	100,660	253,102
Total current assets	4,275,076	4,379,386

Property and equipment, net	27,277	35,640
Security deposits	15,000	15,000
TOTAL ASSETS	$4,317,353	$4,430,026

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$1,718,733	$1,346,138
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	1,979,869	1,590,182
Notes payable	2,800,878	2,536,830
Deferred revenue	13,781	19,686
Series C convertible preferred stock derivative liability	77,080	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	13,143,041	12,111,713

Note payable – long-term	62,289	56,659

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 28,366,478 shares issued and outstanding at June 30, 2015 and 25,908,978 shares issued and outstanding at December 31, 2014	283,664	259,089
Capital in excess of par value	48,243,662	47,634,857
Accumulated deficit	(57,475,978)	(55,692,967)
Total shareholders’ deficit	(8,887,977)	(7,738,346)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,317,353	$4,430,026

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
Revenue
Product sales	$200,000	$316,000
Cost of product sales	45,943	98,148
Gross profit from product sales	154,057	217,852

Other Revenue
Retained royalties	2,256	2,348
Other income	17,026	13,653
Total other revenue	19,282	16,001

Operating expenses
Selling expenses	43,104	66,032
Personnel and consulting expenses	366,901	424,121
General and administrative expenses	326,522	317,305
Total operating expenses	736,527	807,458

Operating loss	(563,188)	(573,605)

Other expense
Interest expense	204,669	112,895
Interest expense – accelerated upon conversion of OID notes	—	35,109
Loss on conversion of notes	—	43,288
Unrealized loss on derivative instruments	10,903	25,952
Total other expense	215,572	217,244

Loss before income taxes	(778,760)	(790,849)
Provision (benefit) for income taxes	—	—

Net loss	$(778,760)	$(790,849)

Basic and diluted loss per share	$(0.03)	$(0.03)

Basic and diluted weighted average number of common shares outstanding:	27,862,908	23,082,699

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Revenue
Product sales	$207,950	$537,080
Cost of product sales	48,240	168,366
Gross profit from product sales	159,710	368,714

Other Revenue
Retained royalties	4,648	4,952
Other income	25,533	17,474
Total other revenue	30,181	22,426

Operating expenses
Selling expenses	44,340	138,026
Personnel and consulting expenses	874,379	819,144
General and administrative expenses	650,161	511,026
Total operating expenses	1,568,880	1,468,196

Operating loss	(1,378,989)	(1,077,056)

Other expense
Interest expense	390,531	217,681
Interest expense – accelerated upon conversion of OID notes	—	35,109
Loss on settlement of note and warrant	—	132,301
Loss on conversion of notes	2,588	43,288
Unrealized loss on derivative instruments	10,903	11,720
Total other expense	404,022	440,099

Loss before income taxes	(1,783,011)	(1,517,155)
Provision (benefit) for income taxes	—	—

Net loss	$(1,783,011)	$(1,517,155)

Basic and diluted loss per share	$(0.07)	$(0.07)

Basic and diluted weighted average number of common shares outstanding:	27,318,467	21,567,885

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2015	2,427	$60,675	25,908,978	$259,089	$47,634,857	$(55,692,967)	$(7,738,346)

Net loss	—	—	—	—	—	(1,783,011)	(1,783,011)
Common stock issued to directors	—	—	12,500	125	2,000	—	2,125
Stock option compensation expense	—	—	—	—	24,175	—	24,175
Common stock issued for consulting services	—	—	620,000	6,200	101,400	—	107,600
Warrants issued for consulting services	—	—	—	—	75,000	—	75,000
Private offering of common stock and warrants	—	—	1,825,000	18,250	346,750	—	365,000
Warrant and beneficial conversion feature on notes payable	—	—	—	—	59,480	—	59,480

Balance June 30, 2015	2,427	$60,675	28,366,478	$283,664	$48,243,662	$(57,475,978)	$(8,887,977)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:

Net loss	$(1,783,011)	$(1,517,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,363	6,346
Stock option compensation expense	24,175	41,123
Share-based compensation – common stock	2,125	4,038
Common stock and warrants issued to consultants	182,600	—
Debt discount amortization	112,069	169,436
Noncash finance charges	—	18,434
Unrealized loss on derivative instruments	10,903	11,720
Loss on conversion of notes	2,588	43,288
Loss on settlement of note and warrant	—	132,301
Changes in assets and liabilities:
Receivables	1,271	211
Prepaid expenses and other current assets	152,442	7,859
Inventory	20,000	70,000
Accounts payable, accrued expenses and other liabilities	762,283	456,927
Deferred revenue	(5,905)	13,287
Net cash used in operating activities	(510,097)	(542,185)

Cash flows from investing activities:
Purchase of property and equipment	—	(46,424)
Cash used in investing activities	—	(46,424)

Cash flows from financing activities:
Proceeds from notes payable	257,000	120,000
Repayment of note and warrant settlement	(42,500)	(242,000)
Proceeds from common stock and warrants	365,000	670,000
Net cash provided by financing activities	579,500	548,000

Net increase (decrease) in cash	69,403	(40,609)

Cash at beginning of period	5,745	57,009

Cash at end of period	$75,148	$16,400

Supplemental disclosure of non-cash transactions:

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 and $40,000 of expense in the quarter and six months ended June 30, 2015, respectively.

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

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2015.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2015.

During the three and six months ended June 30, 2015, we had a significant concentration of revenues from the Calmare® Device.  The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three and six months ended June 30, 2015, were 94% and 92%, respectively; and 98% in both the three and six months ended June 30, 2014.  Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the three and six months ended June 30, 2015, was 5% and 6%, respectively; and 1%, in both the three and six months ended June 30, 2014.  We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at June 30, 2015.  The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2015 and into 2016.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At June 30, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,477,000 and a carrying value of $3,349,000.

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

2.    NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Denominator for basic net loss per share, weighted average shares outstanding	27,862,908	23,082,699	27,318,467	21,567,885

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	27,862,908	23,082,699	27,318,467	21,567,885

 Due to the net loss incurred for the three and six months ended June 30, 2015, and 2014, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	June 30, 2015	June 30, 2014
Exercise of common stock options	1,742,500	1,708,500
Exercise of common stock warrants	6,452,248	2,818,890
Conversion of Series C convertible preferred stock	1,329,646	1,297,578
Conversion of convertible debt	6,305,390	4,649,011
Total	15,829,784	10,473,979

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, as amended by ASU 2015-14,that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017; with early adoption permitted after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

4.    RECEIVABLES

Receivables consist of the following:

	June 30, 2015	December 31, 2014
Calmare device sales receivable, net of allowance of $209,533 at June 30, 2015 and December 31, 2014	$—	$—
Royalties, net of allowance of $101,154 at June 30, 2015 and December 31, 2014	—	—
Other, net of allowance of $6,972 at June 30, 2015 and December 31, 2014	1,048	2,319
Total	$1,048	$2,319

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately $77,000 at June 30, 2015 and $66,000 at December 31, 2014, in Level 2 of the fair value hierarchy.

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

7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid insurance	$16,240	$71,651
Prepaid consulting services	40,000	37,500
Clinical trial	27,119	109,119
Other	17,301	34,832
Prepaid expenses and other current assets	$100,660	$253,102

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

8.           PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2015	December 31, 2014
Property and equipment, gross	$215,491	$215,491
Accumulated depreciation and amortization	(188,214)	(179,851)
Property and equipment, net	$27,277	$35,640

Depreciation and amortization expense was $3,904 and $8,363, respectively, during the three and six months ended June 30, 2015, and $4,522 and $6,346, respectively, for the three and six months ended June 30, 2014.

9.           ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2015	December 31, 2014
Royalties payable	$340,139	$314,787
Accrued compensation	81,271	23,573
Accrued interest payable	1,264,367	987,659
Other	294,092	264,163
Accrued expenses and other liabilities, net	$1,979,869	$1,590,182

Excluded above is approximately $217,000 of accrued expenses and other liabilities at June 30, 2015 and December 31, 2014, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.          LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of November 30, 2015, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

11.         NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2015	December 31, 2014
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
10 day Note (Board member)	—	42,500
Series A3 15% OID Convertible Notes and Warrants	14,353	11,765
Series B OID Convertible Notes and Warrants	62,289	56,659
1 Year 15% OID Convertible Notes and Warrants	548,525	244,565
Notes Payable, gross	3,349,147	3,079,469
Less LPA amount	(485,980)	(485,980)
Notes Payable, net	$2,863,167	$2,593,489

Details of notes payable as of June 30, 2015 are as follows:

	Principal Amount		Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980		$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000		225,000		6%	1.05	March 2014 – June 2014
Series A3 15% OID Convertible Notes and Warrants	11,765	(1)	14,353	(1)	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000		62,289		None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	661,177		548,525		None	0.20	Aug. 2015 – Feb. 2016
Notes Payable, gross	$3,476,922		3,349,147
Less LPA amount			(485,980)
Notes Payable, net			$2,863,167

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014 and 2015, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $188,000 during the six months ended June 30, 2015, and has recorded additional interest in total of $807,000.

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

As of November 30, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of June 30, 2015, there is also unpaid interest of $25,000 related to these notes.

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

During the quarter ended March 31, 2015, a holder of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of June 30, 2015, the Company had not issued the shares due related to the conversion notice.

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

During the quarter ended June 30, 2015, a holder of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes, with a principal amount of $5,882. As of June 30, 2015, the Company had not issued the shares due related to the conversion notice. The shares were issued in September 2015.

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the three months ended March 31, 2015, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance. During the three months ended March 31, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance. No options were granted during the three months ended June 30, 2015. During the three months ended June 30, 2014, the Company granted 320,000 options to employees. 20% of the options vested upon issuance and the remaining options vest ratably over a four (4) year period.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Six-months ended	Six-months ended
	June 30, 2015	June 30, 2014
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	164.5%	118.5-122.4%
Risk-free interest rates (3)	1.61%	1.19-1.72%
Expected lives (2)	5.0 YEARS	4.0-5.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During the six months ended June 30, 2015, the Company recognized expense of $7,963 for stock options issued to directors and recognized expense of $8,106 and $16,212, respectively, for the three and six months ended June 30, 2015, for stock options issued to employees.

During the six months ended June 30, 2014, the Company recognized expense of $11,178 for stock options issued to directors and recognized expense of $26,795 and $29,945, respectively, for the three and six months ended June 30, 2014, for stock options issued to employees.

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of June 30, 2015, dividends declared were $93,748, of which $4,675 and $9,298, respectively, were declared during the three and six months ended June 30, 2015 and $75,000 have not been paid and are shown in accrued and other liabilities at June 30, 2015.

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

The Company recorded a convertible preferred stock derivative liability of $77,080 and $66,177, respectively, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at June 30, 2015 and December 31, 2014.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2015 and December 31, 2014 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

Common Stock

On October 15, 2015 the shareholders approved an increase in the number of authorized shares of common stock from 40 million to 100 million.

On August 14, 2014 the shareholders approved an amendment to the Company’s certification of incorporation to effect up to a one-for-ten reverse stock split (the “reverse Stock Split” of the Company’s issued and authorized outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of November 20, 2015, the Board of Directors has not implemented the Reverse Stock Split.

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

During the quarter ended June 30, 2015, the Company did an additional private offering of its common stock and warrants, for consideration of $290,000. 1,450,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 725,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

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

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 of expense in the quarter ended June 30, 2015 and $40,000 of expense in the six months ended June 30, 2015.

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

PART I. FINANCIAL INFORMATION (Continued) CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

During the three months ended March 31, 2015 and 2014, the Company issued 12,500 and 10,625 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $2,125 and $4,038 for director stock compensation expense in the three months ended March 31, 2015 and 2014. No shares were issued during the three months ended June 30, 2015 and 2014. Additionally, no expense was recorded in the three months ended June 30, 2015 and 2014.

13.           CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2015, CTI and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.  CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until June 30, 2015, the respective firms were compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

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

At June 30, 2015, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the chairman of our Board and $100,000 to another director.

15.           SUBSEQUENT EVENTS

From July 1, 2015 to November 30, 2015 the Company obtained additional funding, including $600,000 of hybrid debt funding. From July 1, 2015 to November 30, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $706,000 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $106,000 of original issue discount. The notes are convertible at a conversion price of $0.25 per share. The note holder was also issued market-related warrants for 1,412,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

On September 15, 2015, the Company announced the appointment of Stephen J. D’Amato, M.D. as Chief Medical Officer of the Company. During 2010, CALMARx Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2015 and 2014, CALMARx purchased certain supplies from the Company. Dr. D’Amato is one of the owners and managers of CALMARx Pain Relief, LLC.

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share with an aggregate estimate fair value of $33,734. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company.

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

Results of Operations – Three months ended June 30, 2015 vs. three months ended June 30, 2014

Summary of Results

Our net loss, for the quarter ended June 30, 2015, decreased to $779,000 or $0.03 per basic and diluted share as compared with a net loss of $791,000 or $0.03 per basic and diluted share for the comparable quarter of 2014.  This net loss decrease is primarily attributable to a $57,000 decrease in personnel and consulting expenses and a $23,000 decrease in selling expenses, partially offset by a $64,000 decrease in gross profit from product sales related to an $116,000 decrease in products sales.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the three months ended June 30, 2015, decreased $116,000 to $200,000 as compared with $316,000 for the comparable quarter of 2014.

Cost of product sales, in the three months ended June 30, 2015, decreased $52,000 to $46,000 as compared with $98,000 for the comparable quarter of 2014. This decrease in cost of product sold is attributable to the decrease in sales as well as an increase in gross margin.

Device sales, in the three months ended June 30, 2015, decreased with the sale of two (2) Devices as compared with four (4) Device sales for the comparable quarter of 2014. Device sales for the three months ended June 30, 2015 were comprised of two (2) U.S. private sector sales. Device sales for the three months ended June 30, 2014 were comprised of three (3) U.S. private sector and one (1) U.S. military sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended June 30, 2015 of $2,000, were substantially unchanged compared to $2,000 in the three months ended June 30, 2014.

Other income, for the three months ended June 30, 2015, was $17,000 as compared with $14,000 in the three months ended June 30, 2014.  Other income includes:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$11,000	$3,000
Rental income from customers who were renting Calmare Devices from CTI	$6,000	$11,000

Expenses

Total expenses decreased $73,000 or 7% to $952,000 in the three months ended June 30, 2015 as compared with $1,025,000 in the three months ended June 30, 2014.

Total operating expenses decreased $70,000 or 9% to $737,000 in the three months ended June 30, 2015 as compared with $807,000 in the three months ended June 30, 2014.

Selling expenses decreased 35% or $23,000 to $43,000 in the three months ended June 30, 2015 as compared with $66,000 in the three months ended June 30, 2014 and reflects decreased commissions as a result of decreased Devices sales.

Personnel and consulting expenses, in the three months ended June 30, 2015, decreased 13% or $57,000 to $367,000 as compared with $424,000 in the three months ended June 30, 2014. This decrease is primarily attributable to a decrease in consulting costs related to sales and corporate activities.

General and administrative expenses, in the three months ended June 30, 2015, increased 3% or $10,000 to $327,000 as compared with $317,000 in the three months ended June 30, 2014.  The increase primarily relates an increase in litigation costs, partially offset by a decrease in corporate, sales and marketing travel costs.

  Interest expense, in the three months ended June 30, 2015, increased $92,000 or 81% to $205,000 as compared with $113,000 in the three months ended June 30, 2014 primarily as a result of the 1% additional monthly interest for the 90 day Convertible Notes (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the three months ended June 30, 2015, was $11,000, as compared with a $25,000 loss in the three months ended June 30, 2014.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Results of Operations – Six months ended June 30, 2015 vs. six months ended June 30, 2014

Summary of Results

Our net loss, for the six months ended June 30, 2015, increased to $1,783,000 or $0.03 per basic and diluted share as compared with a net loss of $1,517,000 or $0.03 per basic and diluted share for the comparable six months of 2014.  This net loss increase is primarily attributable to $209,000 decrease in gross profit from product sales related to a $329,000 decrease in products sales, partially offset by a $94,000 decrease in selling expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® pain therapy medical devices (the “Devices”), in the six months ended June 30, 2015, decreased $329,000 to $208,000 as compared with $537,000 for the comparable six months of 2014.

Cost of product sales, in the six months ended June 30, 2015, decreased $120,000 to $48,000 as compared with $168,000 for the comparable six months of 2014. This decrease in cost of product sold is attributable to the decrease in sales as well as an increase in gross margin.

Device sales, in the six months ended June 30, 2015, decreased with the sale of two (2) Devices as compared with seven (7) Device sales for the comparable six months of 2014. Device sales for the six months ended June 30, 2015 were comprised of two (2) U.S. private sector sales. Device sales for the six months ended June 30, 2014 were comprised of six (6) U.S. private sector and one (1) U.S. military sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the six months ended June 30, 2015 of $5,000, were substantially unchanged compared to $5,000 in the six months ended June 30, 2014.

Other income, for the six months ended June 30, 2015, was $26,000 as compared with $17,000 in the six months ended June 30, 2014.  Other income includes:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$14,000	$4,000
Rental income from customers who were renting Calmare Devices from CTI	$12,000	$13,000

Expenses

Total expenses increased $65,000 or 3% to $1,973,000 in the six months ended June 30, 2015 as compared with $1,908,000 in the six months ended June 30, 2014.

Total operating expenses increased $101,000 or 7% to $1,569,000 in the six months ended June 30, 2015 as compared with $1,468,000 in the six months ended June 30, 2014.

Selling expenses decreased 68% or $94,000 to $44,000 in the six months ended June 30, 2015 as compared with $138,000 in the six months ended June 30, 2014 and reflects decreased commissions as a result of decreased Devices sales.

Personnel and consulting expenses, in the six months ended June 30, 2015, increased 7% or $55,000 to $874,000 as compared with $819,000 in the six months ended June 30, 2014. This increase is primarily related to an increase in consulting costs of $154,000, principally in the form of equity compensation (stock and warrants) in the areas of sales and investor advisory services, partially offset by an $97,000 decrease in personnel costs, principally related to incentive compensation.

General and administrative expenses, in the six months ended June 30, 2015, increased 27% or $139,000 to $650,000 as compared with $511,000 in the six months ended June 30, 2014.  The increase primarily relates an increase in litigation costs, partially offset by a decrease in corporate, sales and marketing travel costs.

  Interest expense, in the six months ended June 30, 2015, increased $173,000 or 79% to $391,000 as compared with $218,000 in the six months ended June 30, 2014 primarily as a result of the 1% additional monthly interest for the 90 day Convertible Notes (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the six months ended June 30, 2015, was $11,000, as compared with a $12,000 loss in the six months ended June 30, 2014.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At June 30, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $3,477,000 and a carrying value of $3,349,000.

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

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare Device continue to expand and other products are added to the Company’s portfolio of technologies.

At June 30, 2015, cash was $75,000, as compared with $6,000 at December 31, 2014. Net cash used in operating activities was $(510,000) for the six months ended June 30, 2015 as compared to $(542,000) for the six months ended June 30, 2014, primarily reflecting an increase in net loss partially offset by an increase in accounts payable, accrued expenses and other liabilities and non-cash equity expenses. There was minimal investing activity year to date in both 2015 and 2014. Net cash provided by financing activities was $580,000 for the six months ended June 30, 2015 as compared to $548,000 for the six months ended June 30, 2014, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at June 30, 2015.  During the three and six months ended June 30, 2015 and 2014, we had a significant concentration of revenues from our Calmare Device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

Debt Financing

Details of notes payable as of June 30, 2015 are as follows:

	Principal Amount		Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980		$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000		225,000		6%	1.05	March 2014 – June 2014
Series A3 15% OID Convertible Notes and Warrants	11,765	(1)	14,353	(1)	None	0.25	January 2015
Series B OID Convertible Notes and Warrants	80,000		62,289		None	0.23	March 2017
1 Year 15% OID Convertible Notes and Warrants	661,177		548,525		None	0.20	Aug. 2015 – Feb. 2016
Notes Payable, gross	$3,476,922		3,349,147
Less LPA amount			(485,980)
Notes Payable, net			$2,863,167

(1)     Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $188,000 during the six months ended June 30, 2015, and has recorded additional interest in total of $807,000.

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

As of November 30, 2015 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of June 30, 2015, there is also unpaid interest of $25,000 related to these notes.

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

The note holders were also issued market-related warrants for 129,412 in shares of common stock. The warrants have exercise price of $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The total debt discount is amortized over the life of the notes to interest expense.

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

During the quarter ended March 31, 2015, certain holders of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion Company: (i) accelerated and recognized as interest expense in the current period any remaining discount and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of June 30, 2015, the Company had not issued the shares due related to the conversion notice.

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

During the quarter ended June 30, 2015, a holder of OID convertible notes and warrants delivered to the Company a notice of conversion related to the OID convertible notes with a principal amount of $5,882. As of June 30, 2015, the Company had not issued the shares due related to the conversion notice.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For the remainder of 2015, we expect our capital expenditures to be less than $100,000.

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

As of June 30, 2015, CTI and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.    CTI also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)           Change in Internal Controls

During the period ending June 30, 2015, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, with the exception of items disclosed in previous filings, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, the Company did an additional private offering of its common stock and warrants, for consideration of $290,000. 1,450,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 725,000 shares of common stock. The warrants have an exercise price of $0.60 and a 3-year term. The warrants were recorded to additional paid-in-capital.

The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506(b) of Regulation D. The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description	Filing Method
3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed.(1)	Incorporated by reference

3.2	Bylaws of the registrant as amended effective October 15, 2015 (2)	Incorporated by reference

10.1	VADM Conway Consulting Agreement	Filed herewith

31.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

31.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

32.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Furnished herewith

32.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1)	Filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 with the SEC on April 1, 1998.
(2)	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 23, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
December 2, 2015		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

