Form 10-Q
period 2015-09-30
CALMARE THERAPEUTICS Inc
filed 2016-03-01
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of February 24, 2016 was 28,395,888 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$44,819	$5,745
Receivables, net of allowance of $317,659 at September 30, 2015 and December 31, 2014	2,502	2,319
Inventory	4,078,220	4,118,220
Prepaid expenses and other current assets	61,853	253,102
Total current assets	4,187,394	4,379,386

Property and equipment, net	28,073	35,640
Security deposits	15,000	15,000
TOTAL ASSETS	$4,230,467	$4,430,026

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,545,804	$1,346,138
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	2,327,010	1,590,182
Notes payable	3,288,326	2,536,830
Deferred revenue	6,400	19,686
Series C convertible preferred stock derivative liability	107,871	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	13,828,111	12,111,713

Note payable – long-term	65,104	56,659

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 28,395,888 shares issued and outstanding at September 30, 2015 and 25,908,978 shares issued and outstanding at December 31, 2014	283,958	259,089
Capital in excess of par value	48,531,399	47,634,857
Accumulated deficit	(58,538,780)	(55,692,967)
Total shareholders’ deficit	(9,662,748)	(7,738,346)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,230,467	$4,430,026

See accompanying notes

PART I.  FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended September 30, 2015	ended September 30, 2014
Revenue
Product sales	$197,204	$400,000
Cost of product sales	59,830	247,184
Gross profit from product sales	137,374	152,816

Other Revenue
Retained royalties	2,389	19,781
Other income	13,673	14,204
Total other revenue	16,062	33,985

Operating expenses
Selling expenses	67,791	38,470
Personnel and consulting expenses	455,087	296,944
General and administrative expenses	362,208	432,528
Total operating expenses	885,086	767,942

Operating loss	(731,650)	(581,141)

Other expense
Interest expense	300,361	574,840
Loss on conversion of notes	-	5,500
Unrealized loss on derivative instruments	30,791	67,631
Total other expense	331,152	647,971

Loss before income taxes	(1,062,802)	(1,229,112)
Provision (benefit) for income taxes	-	-

Net loss	$(1,062,802)	$(1,229,112)

Basic and diluted loss per share	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding:	28,370,953	24,974,613

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Revenue
Product sales	$405,154	$937,080
Cost of product sales	108,070	415,550
Gross profit from product sales	297,084	521,530

Other Revenue
Retained royalties	7,037	24,733
Other income	39,206	31,677
Total other revenue	46,243	56,410

Operating expenses
Selling expenses	112,131	176,496
Personnel and consulting expenses	1,329,466	1,116,088
General and administrative expenses	1,012,369	943,554
Total operating expenses	2,453,966	2,236,138

Operating loss	(2,110,639)	(1,658,198)

Other expense
Interest expense	690,892	792,520
Interest expense – accelerated upon conversion of OID notes	-	35,109
Loss on settlement of note and warrant	-	132,301
Loss on conversion of notes	2,588	48,788
Unrealized loss on derivative instruments	41,694	79,351
Total other expense	735,174	1,088,069

Loss before income taxes	(2,845,813)	(2,746,267)
Provision (benefit) for income taxes	-	-

Net loss	$(2,845,813)	$(2,746,267)

Basic and diluted loss per share	$(0.10)	$(0.12)

Basic and diluted weighted average number of common shares outstanding:	27,673,151	22,715,940

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Nine Months Ended September 30, 2015

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	in excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2015	2,427	$60,675	25,908,978	$259,089	$47,634,857	$(55,692,967)	$(7,738,346)

Net loss	-	-	-	-	-	(2,845,813)	(2,845,813)
Common stock issued to directors	-	-	12,500	125	2,000	-	2,125
Stock option compensation expense	-	-	-	-	49,181	-	49,181
Common stock issued for consulting services	-	-	620,000	6,200	101,400	-	107,600
Common stock issued to convert OID note			29,410	294	5,588		5,882
Warrants issued for consulting services	-	-	-	-	75,000	-	75,000
Private offering of common stock and warrants	-	-	1,825,000	18,250	346,750	-	365,000
Warrant and beneficial conversion feature on notes payable	-	-	-	-	316,623	-	316,623

Balance September 30, 2015	2,427	$60,675	28,395,888	$283,958	$48,531,399	$(58,538,780)	$(9,662,748)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:

Net loss	$(2,845,813)	$(2,746,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,267	11,976
Stock option compensation expense	49,181	49,185
Share-based compensation – common stock	2,125	4,038
Common stock and warrants issued to consultants	182,600	-
Bad debt expense	-	79,500
Debt discount amortization	265,358	185,525
Noncash finance charges	-	18,434
Unrealized loss on derivative instruments	41,694	79,351
Loss on conversion of notes	2,588	48,788
Loss on settlement of note and warrant	-	132,301
Changes in assets and liabilities:
Receivables	(183)	(171,883)
Prepaid expenses and other current assets	191,249	(50,888)
Inventory	40,000	150,000
Accounts payable, accrued expenses and other liabilities	936,494	1,417,832
Deferred revenue	(13,286)	13,287
Net cash used in operating activities	(1,135,726)	(778,821)

Cash flows from investing activities:
Purchase of property and equipment	(4,700)	(47,688)
Cash used in investing activities	(4,700)	(47,688)

Cash flows from financing activities:
Proceeds from note payable	857,000	120,000
Repayment of note and warrant settlement	(42,500)	(242,000)
Proceeds from common stock and warrants	365,000	892,000
Net cash provided by financing activities	1,179,500	770,000

Net increase (decrease) in cash	39,074	(56,509)

Cash at beginning of period	5,745	57,009

Cash at end of period	$44,819	$500

Supplemental disclosure of non-cash transactions:

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 and $60,000 of expense in the quarter and nine months ended September 30, 2015, respectively.

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

During the nine months ended September 30, 2015, the Company allocated $316,623 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

During the nine months ended September 2014, the Company issued 1,378,240 shares of common stock upon conversion of notes (see Note 11).

During the quarter ended September 30, 2015, the Company issued 29,410 shares of common stock upon conversion of notes (see Note 11).

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

Effective August 20, 2014, Competitive Technologies, Inc. changed its name to Calmare Therapeutics Incorporated.

Calmare Therapeutics Incorporated (“CTI”) and its majority-owned (56.1%) subsidiary, Vector Vision, Inc. (“VVI”), (collectively, the “Company”, “we” or “us”) is a medical device company developing and commercializing innovative products and technologies. CTI is the licensed distributor of the non-invasive Calmare® Pain Therapy Device (the “Calmare Device”), which was developed to treat neuropathic and cancer-derived pain.

These consolidated financial statements include the accounts of CTI and VVI.  Inter-company accounts and transactions have been eliminated in consolidation.

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2015.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on June 24, 2015.

During the three and nine months ended September 30, 2015, we had a significant concentration of revenues from the Calmare® Device.  The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three and nine months ended September 30, 2015, were 95% and 94%, respectively; and 94% and 96%, respectively, in the three and nine months ended September 30, 2014.  Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the three and nine months ended September 30, 2015, was 4% in both periods; and 2% and 1%, respectively, in the three and nine months ended September 30, 2014.  We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency and shareholders’ deficiency at September 30, 2015.  The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2015 and into 2016.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs.  The Company does not have any significant individual cash or capital requirements in the budget going forward.  If necessary, the Company will attempt to meet anticipated operating cash requirements by further reducing costs, issuing debt and/or equity, and/or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining legacy portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  Failure to develop a recurring revenue stream sufficient to cover operating expenses could negatively affect the Company’s financial position.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At September 30, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $4,177,000 and a carrying value of $3,839,000.

In 2007, the Company secured the exclusive, worldwide rights to the patented, chronic pain reduction technology (the “Technology”) behind the Company’s flagship medical device – the Calmare Device. The Company’s 2007 agreement (the “2007 Agreement”) with Giuseppe Marineo, an inventor of the Technology, and Delta Research and Development (“Delta”), authorized the Company to manufacture and sell worldwide the Calmare Device developed from the patented Technology. The 2007 Agreement was amended in 2011 (the “2011 Amendment”) to provide the Company with exclusive rights to the Technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. (see Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES, the Company’s Distribution Rights, Marineo and Delta)

The Technology is patented in Italy and in the United States. Applications for patents have been filed internationally as well and are pending approval. The Calmare Device has CE Marking certification under the expressed jurisdiction from the European Commission’s Competitiveness and Innovation Program (“CIP”). The Calmare Device also has a 510(k) clearance from the U.S. Food and Drug Administration (#K081255) for sales in the United States and reciprocity countries. The Company partners with GEOMC Co., Ltd. (“GEOMC”) of Korea to manufacture the Calmare Device commercially.

2.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Denominator for basic net loss per share, weighted average shares outstanding	28,370,953	24,974,613	27,673,151	22,715,940

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A

Denominator for diluted net loss per share, weighted average shares outstanding	28,370,953	24,974,613	27,673,151	22,715,940

Due to the net loss incurred for the three and nine months ended September 30, 2015, and 2014, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	September 30, 2015	September 30, 2014
Exercise of common stock options	2,042,500	1,692,500
Exercise of common stock warrants	7,864,013	3,398,890
Conversion of Series C convertible preferred stock	1,857,194	2,673,797
Conversion of convertible debt	9,089,153	3,171,776
Total	20,852,860	10,936,963

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

4.	RECEIVABLES

Receivables consist of the following:

	September 30, 2015	December 31, 2014
Calmare device sales receivable, net of allowance of $209,533 at September 30, 2015 and December 31, 2014	$-	$-
Royalties, net of allowance of $101,154 at September 30, 2015 and December 31, 2014	-	-
Other, net of allowance of $6,972 at September 30, 2015 and December 31, 2014	2,502	2,319
Total	$2,502	$2,319

5.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately $108,000 at September 30, 2015 and $66,000 at December 31, 2014, in Level 2 of the fair value hierarchy.

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

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid insurance	$30,987	$71,651
Prepaid consulting services	20,000	37,500
Clinical trial	-	109,119
Other	10,866	34,832
Prepaid expenses and other current assets	$61,853	$253,102

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

8.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2015	December 31, 2014
Property and equipment, gross	$220,191	$215,491
Accumulated depreciation and amortization	(192,118)	(179,851)
Property and equipment, net	$28,073	$35,640

Depreciation and amortization expense was $3,904 and $12,267, respectively, during the three and nine months ended September 30, 2015, and $5,630 and $11,976, respectively, for the three and nine months ended September 30, 2014.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Royalties payable	$375,067	$314,787
Accrued compensation	196,723	23,573
Accrued interest payable	1,409,150	987,659
Other	346,070	264,163
Accrued expenses and other liabilities, net	$2,327,010	$1,590,182

Excluded above is approximately $217,000 of accrued expenses and other liabilities at September 30, 2015 and December 31, 2014, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of February 24, 2016, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

11.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2015	December 31, 2014
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
10 day Note (Board member)	-	42,500
Series A-3 15% OID Convertible Notes and Warrants	14,353	11,765
Series B-1 OID Convertible Notes and Warrants	65,104	56,659
Series B-2 OID Convertible Notes and Warrants	1,035,973	244,565
Notes Payable, gross	3,839,410	3,079,469
Less LPA amount	(485,980)	(485,980)
Notes Payable, net	$3,353,430	$2,593,489

Details of notes payable as of September 30, 2015 are as follows:

	Principal Amount		Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980		$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000		225,000		6%	1.05	March 2014 – June 2014
Series A-3 15% OID Convertible Notes and Warrants	11,765	(1)	14,353	(1)	None	0.25	January 2015
Series B-1 OID Convertible Notes and Warrants	80,000		65,104		None	0.23	March 2017
Series B-2 OID Convertible Notes and Warrants	1,361,177		1,035,973		None	0.20-0.25	Aug. 2015 – July 2016
Notes Payable, gross	$4,176,922		3,839,410
Less LPA amount			(485,980)
Notes Payable, net			$3,353,430

(1)	Includes $2,588 of accrued loss on conversion of OID note.

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $287,000 during the nine months ended September 30, 2015, and has recorded additional interest in total of $906,000.

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

As of February 24, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of September 30, 2015, there is also unpaid interest of $28,000 related to these notes.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Series A-3 15% Original Issue Discount (“OID”) Convertible Notes and Warrants

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

During the quarter ended June 30, 2014, certain holders of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Note holders (“Noteholders”) received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014 to the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$43,288
Accelerated interest expense	$35,109

Balance Sheet
Shares issued as of June 30, 2014	798,825
Shares to be issued subsequent to June 30, 2014	529,415
Principal amount of notes converted	$265,648

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of February 24, 2016, the Company had not issued the shares due related to the conversion notice.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$2,588
Accelerated interest expense	$-

Balance Sheet
Shares issued	-

Principal amount of notes converted	$11,765

Series B-1 Original Issue Discount Convertible Notes and Warrants

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

The Series B-1 OID notes include an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B-1 OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the Series B-1 OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the Warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the Warrant.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

As a result of the triggering of the above noted one time anti-dilution provision, the Company reallocated the proceeds of the Notes during the quarter ended December 31, 2014 as follows:

Proceeds allocated at issue date
Private Offering Notes	$46,222
Private Offering Warrants	18,778
Beneficial Conversion feature	-
Total	$65,000

Series B-2 OID Convertible Notes and Warrants

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

During the quarter ended June 30, 2015, a holder of Series B-2 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series B-2 OID convertible notes, with a principal amount of $5,882. In the quarter ended September 30, 2015, the Company issued 29,410 shares due related to the conversion notice.

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

During the quarter ended September 30, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 1,411,764 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants three months ended September 30, 2015
Expected term	1 year
Volatility	171.36%
Risk Free Rate	0.28%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$342,857
Private Offering Warrants	120,000
Beneficial Conversion feature	137,143
Total	$600,000

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

12. SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the three months ended March 31, 2015, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance. During the three months ended March 31, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance. During the three months ended June 30, 2014, the Company granted 320,000 options to employees. 20% of the options vested upon issuance and the remaining options vest ratable over a four (4) year period. No options were granted during the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company granted 300,000 options to employees. 20% of the options vested upon issuance and the remaining options vest ratable over a four (4) year period.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine - months ended	Nine - months ended
	September 30, 2015	September 30, 2014
Dividend yield (1)	0.00%	0.00%
Expected volatility (2)	159.8-164.5%	118.5-122.4%
Risk-free interest rates (3)	1.61%	1.19-1.72%
Expected lives (2)	5.0 YEARS	4.0-5.0YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During the nine months ended September 30, 2015, the Company recognized expense of $7,963 for stock options issued to directors and recognized expense of $25,006 and $41,218, respectively, for the three and nine months ended September 30, 2015, for stock options issued to employees.

During the nine months ended September 30, 2014, the Company recognized expense of $11,178 for stock options issued to directors and recognized expense of $8,062 and $38,007, respectively, for the three and nine months ended September 30, 2014, for stock options issued to employees.

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of September 30, 2015, dividends declared were $98,473, of which $4,726 and $14,024, respectively, were declared during the three and nine months ended September 30, 2015 and $79,726 have not been paid and are shown in accrued and other liabilities at September 30, 2015.

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

The Company recorded a convertible preferred stock derivative liability of $107,871 and $66,177, respectively, associated with the 375 shares of Series C Convertible Preferred Stock outstanding at September 30, 2015 and December 31, 2014.

The Company has classified the Series C Convertible Preferred Stock as a liability at September 30, 2015 and December 31, 2014 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

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

On August 14, 2014 the shareholders approved an amendment to the Company’s certification of incorporation to effect up to a one-for-ten reverse stock split (the “reverse Stock Split” of the Company’s issued and authorized outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of February 24, 2016, the Board of Directors has not implemented the Reverse Stock Split.

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

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company is amortizing the $80,000 over the service period and recorded $20,000 of expense in the quarter ended September 30, 2015 and $60,000 of expense in the nine months ended September 30, 2015.

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

During the three months ended March 31, 2015 and 2014, the Company issued 12,500 and 10,625 shares of its common stock to non-employee directors under its Director Compensation Plan. The Company recorded expense of $2,125 and $4,038 for director stock compensation expense in the three months ended March 31, 2015 and 2014. No shares were issued during the three months ended September 30, 2015 and 2014. Additionally, no expense was recorded in the three months ended September 30, 2015 and 2014.

13.	CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2015, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.  The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

GEOMC (case pending) - On August 22, 2014, GEOMC filed a complaint against the Company in the United States District Court for the District of Connecticut. The complaint alleges that the Company and GEOMC entered into a security agreement whereby in exchange for GEOMC’s sale and delivery of the Scrambler Therapy devices (the “Devices”), the Company would grant GEOMC a security interest in the Devices. Among other allegations, GEOMC claims that the Company has failed to comply with the terms of the security agreement and seeks an order to the Court to replevy the Devices or collect damages. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation. On February 4, 2016, the Company announced that it is discussing a settlement with GEOMC, however, to date, no settlement has been reached.

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

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

The Company’s Distribution Rights, Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding the Company stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. The Company issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and, as assured by the wire service, had the Group’s Press Release purged from the wire services’ foreign desk.

This issue between the Company and the Group is over the validity of the 2012 Amendment to a Sales and Representation Agreement which, if valid and enforceable, may have compromised the Company’s rights to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group in the global marketplace, especially in the European, Middle Eastern and North African (“EMENA”) territory which was responsible for approximately 70% of gross Calmare Device sales in 2011. However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void as so disclosed on April 16, 2014 in the Form 10-K filing. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology.

On April 16, 2014, counsel for the Group (“Group Counsel”) sent a cease and desist letter (“Cease and Desist Letter”) to the Company, requesting a confirmation that the Company would no longer hold itself out as an agent of the Group permitted to sell, distribute and manufacture the Calmare Device world-wide including the EMENA territory.

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the 2012 Amendment. At this time, the Company continues to work to find a reasonable and amicable resolution to the situation.

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until September 30, 2015, the respective firms were being compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

14.	RELATED PARTY TRANSACTIONS

Our Board of Directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses.

At September 30, 2015, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the Chairman of the Board and $100,000 to another director.

On September 15, 2015, the Company announced the appointment of Stephen J. D’Amato, M.D. as chief medical officer of the Company. During 2010, Calmar Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2015 and 2014, Calmar Pain Relief purchased certain supplies from the Company. Dr. D’Amato is one of the managing members of Calmar Pain Relief, LLC.

15.	SUBSEQUENT EVENTS

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

From October 1, 2015 to December 18, 2015, the Company obtained additional funding, including $400,000 of hybrid debt funding. From October 1, 2015 to December 18, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $470,588 of convertible promissory notes for consideration of $400,000, the difference between the proceeds from the notes and principal amount consists of $70,588 of original issue discount. The notes are convertible at a conversion price of $0.20 per share. The note holder was also issued market-related warrants for 470,588 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

On January 8, 2016, the Board of Directors of the Company determined that it would not be continuing to employ Ian Rhodes as the Company’s Executive Vice President and Chief Financial Officer. Mr. Rhodes’ termination from employment was effective on January 8, 2016. Mr. Rhodes termination did not result from disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On January 11, 2016, the Company appointed Thomas P. Richtarich as Chief Financial Officer of the Company. Mr. Richtarich served as a consultant to the Company prior to being hired as the Company’s Chief Financial Officer. The Company does not currently have an employment agreement in place with Mr. Richtarich. However, the Company will continue to provide Mr. Richtarich with the compensation he received as a consultant equal to $9,500 per month plus expenses.

On January 15, 2016, the Company appointed Dr. Christine Chansky, M.D., J.D., F.C.L.M. as its chief regulatory officer (CRO). As part of her duties, she will spearhead all of the Clinical studies sponsored by the Company and oversee all global regulatory issues related to the Company’s medical device practice.

On February 18, 2016, the Company announced it has been issued a general supply order contract from the U.S. Government (GSA contract number #V797P-4300B). The Company estimates this contract will total $15 million over the next 60 months.

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

Overview

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. The Company and its majority-owned subsidiary (collectively, "we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain and wound care affliction patients. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

In 2007, the Company secured the exclusive, worldwide rights to the patented, chronic pain reduction technology (the “Technology”) behind the Company’s flagship medical device – the Calmare Device. The Company’s 2007 agreement (the “2007 Agreement”) with Giuseppe Marineo, an inventor of the Technology, and Delta Research and Development (“Delta”), authorized the Company to manufacture and sell worldwide the Calmare Device developed from the patented Technology. The 2007 Agreement was amended in 2011 (the “2011 Amendment”) to provide the Company with exclusive rights to the Technology through March 31, 2016. In July 2012, the Company attempted to negotiate a five-year extension to the agreement with Marineo and Delta (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. (see the Company’s Distribution Rights, Marineo and Delta in Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES and below)

Since 2011, the Company has controlled the sales process for the Calmare Device. We are the primary obligor, responsible for delivering devices as well as training our customers in the proper use of the Calmare Device. We deal directly with customers, setting pricing and providing training, contribute to the development, new specifications and changes thereto, select and contract with manufacturing partners, and retain significant credit risk for amounts billed to customers. Therefore, all product sales are recorded following a gross revenue methodology. We record in product sales the total funds earned from customers and record the costs of the Calmare Device as cost of product sales, with gross profit from product sales being the result. The Technology supporting the Calmare Device has patent protection in Italy and the United States. Additional applications for patents have been filed internationally and are pending approval. The Calmare Device has CE Mark certification from the European Union as well as U.S. FDA 510(k) clearance.

In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices.

Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated.

The Company’s Distribution Rights, Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, an inventor of the Technology, and Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding CTI, stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. CTI issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

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

Results of Operations – Three months ended September 30, 2015 vs. three months ended September 30, 2014

Summary of Results

Our net loss, for the quarter ended September 30, 2015, decreased to $1,063,000 or $0.04 per basic and diluted share as compared with a net loss of $1,229,000 or $0.05 per basic and diluted share for the comparable quarter of 2014.  This net loss decrease is primarily attributable to a $275,000 decrease in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the three months ended September 30, 2015, decreased $203,000 to $197,000 as compared with $400,000 for the comparable quarter of 2014.

Cost of product sales, in the three months ended September 30, 2015, decreased $187,000 to $60,000 as compared with $247,000 for the comparable quarter of 2014. This decrease in cost of product sold is attributable to the decrease in sales as well as an increase in gross margin.

Calmare Device sales, in the three months ended September 30, 2015, decreased with the sale of two (2) Calmare Devices as compared with eight (8) Device sales for the comparable quarter of 2014. Calmare Device sales for the three months ended September 30, 2015 were comprised of two (2) U.S. private sector sales. Calmare Device sales for the three months ended September 30, 2014 were comprised of three (3) U.S. private sector and five (5) international sales. International sales for the three months ended September 30, 2014 were to distributors, and as such, had a lower sales price as compared to non-international sales.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended September 30, 2015 of $2,000, decreased $18,000 compared to $20,000 in the three months ended September 30, 2014. The decrease is primarily the result of the timing of certain royalties that occurred in the three months ended December 31, 2015 as compared to the three months September 30, 2014.

Other income, for the three months ended September 30, 2015, was $14,000, substantially unchanged as compared with $14,000 in the three months ended September 30, 2014.  Other income includes:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$8,000	$8,000
Rental income from customers who were renting Calmare Devices from us	$6,000	$6,000

Expenses

Total expenses decreased $200,000 or 14% to $1,216,000 in the three months ended September 30, 2015 as compared with $1,416,000 in the three months ended September 30, 2014.

Total operating expenses increased $117,000 or 15% to $885,000 in the three months ended September 30, 2015 as compared with $768,000 in the three months ended September 30, 2014.

Selling expenses increased 79% or $30,000 to $68,000 in the three months ended September 30, 2015 as compared with $38,000 in the three months ended September 30, 2014 and reflects increased commissions as a result of the change in the mix of sales between periods as well as an increase in the commission per sale as a result of the increase in the average sale price per device between periods.

Personnel and consulting expenses, in the three months ended September 30, 2015, increased 53% or $158,000 to $455,000 as compared with $297,000 in the three months ended September 30, 2014. This increase is attributable to an increase in personnel costs as a result of increased headcount and performance bonuses as well as increased consulting costs, primarily in the form of share-based compensation, related to sales and corporate activities.

General and administrative expenses, in the three months ended September 30, 2015, decreased 16% or $71,000 to $362,000 as compared with $433,000 in the three months ended September 30, 2014.  The decrease primarily relates to a decrease in corporate, sales and marketing travel costs, partially offset by an increase in litigation costs.

  Interest expense, in the three months ended September 30, 2015, decreased $275,000 or 48% to $300,000 as compared with $575,000 in the three months ended September 30, 2014 primarily as a result of the 1% additional monthly interest for the 90 day Convertible Notes recorded in Q3 2014 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the three months ended September 30, 2015, was $31,000, as compared with a $68,000 loss in the three months ended September 30, 2014.  This reflects the impact of the movement in CTI’s share price on the Class C Preferred Stock at the end of each period.

Results of Operations – Nine months ended September 30, 2015 vs. nine months ended September 30, 2014

Summary of Results

Our net loss, for the nine months ended September 30, 2015, increased to $2,846,000 or $0.10 per basic and diluted share as compared with a net loss of $2,746,000 or $0.12 per basic and diluted share for the comparable nine months of 2014.  This net loss increase is primarily attributable to $225,000 decrease in gross profit from product sales related to a $532,000 decrease in products sales, coupled with a $281,000 increase in personnel and consulting expenses and general and administrative expenses, partially offset by a $353,000 decrease in other expenses which is principally the result of a $178,000 decrease in loss on settlement of note and warrant and loss on conversion of notes coupled with a $137,000 decrease in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the nine months ended September 30, 2015, decreased $532,000 to $405,000 as compared with $937,000 for the comparable nine months of 2014.

Cost of product sales, in the nine months ended September 30, 2015, decreased $308,000 to $108,000 as compared with $416,000 for the comparable nine months of 2014. This decrease in cost of product sold is attributable to the decrease in sales as well as an increase in gross margin.

Calmare Device sales, in the nine months ended September 30, 2015, decreased with the sale of four (4) Calmare Devices as compared with fifteen (15) Calmare Device sales for the comparable nine months of 2014. Calmare Device sales for the nine months ended September 30, 2015 were comprised of four (4) U.S. private sector sales. Calmare Device sales for the nine months ended September 30, 2014 were comprised of nine (9) U.S. private sector, five (5) international and one (1) U.S. military sale. International sales for the nine months ended September 30, 2014 were to distributors, and as such, had a lower sales price as compared to non-international sales.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the nine months ended September 30, 2015 of $7,000, decreased $18,000 compared to $25,000 in the nine months ended September 30, 2014. The decrease is primarily the result of the timing of certain royalties that occurred in the three months ended December 31, 2015 as compared to the three months September 30, 2014.

Other income, for the nine months ended September 30, 2015, was $39,000 as compared with $32,000 in the nine months ended September 30, 2014.  Other income includes:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare Devices	$19,000	$13,000
Rental income from customers who were renting Calmare Devices from us	$20,000	$19,000

Expenses

Total expenses decreased $135,000 or 4% to $3,189,000 in the nine months ended September 30, 2015 as compared with $3,324,000 in the nine months ended September 30, 2014.

Total operating expenses increased $218,000 or 10% to $2,454,000 in the nine months ended September 30, 2015 as compared with $2,236,000 in the nine months ended September 30, 2014.

Selling expenses decreased 36% or $64,000 to $112,000 in the nine months ended September 30, 2015 as compared with $176,000 in the nine months ended September 30, 2014 and reflects decreased commissions as a result of decreased Devices sales.

Personnel and consulting expenses, in the nine months ended September 30, 2015, increased 19% or $213,000 to $1,329,000 as compared with $1,116,000 in the nine months ended September 30, 2014. This increase is primarily related to an increase in consulting costs, principally in the form of equity compensation (stock and warrants) in the areas of sales and investor advisory services, partially offset by a decrease in personnel costs, principally related to incentive compensation.

General and administrative expenses, in the nine months ended September 30, 2015, increased 7% or $68,000 to $1,012,000 as compared with $944,000 in the nine months ended September 30, 2014.  The increase primarily relates an increase in litigation costs, partially offset by a decrease in corporate, sales and marketing travel costs.

  Interest expense, in the nine months ended September 30, 2015, decreased $102,000 or 13% to $691,000 as compared with $793,000 in the nine months ended September 30, 2014 primarily as a result of the 1% additional monthly interest for the 90 day Convertible Notes recorded in Q3 2014 (see Note 11 of the Notes to Condensed Consolidated Interim Financial Statements).

Unrealized loss on derivative instruments, in the nine months ended September 30, 2015, was $42,000, as compared with a $79,000 loss in the nine months ended September 30, 2014.  This reflects the impact of the movement in the Company’s share price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At September 30, 2015, the Company had outstanding debt in the form of promissory notes with a total principal amount of $4,177,000 and a carrying value of $3,839,000.

Our future cash requirements depend on many factors, including results of our operations and marketing efforts, results and costs of our legal proceedings, and our equity financing.  To achieve and sustain profitability, we are implementing a corporate reengineering effort, which commenced on September 26, 2013 under the direction of the Company’s president & CEO, Mr. Conrad Mir. This plan design will change the inherent design of the current distributor network and focus on opportunities within the US Departments of Defense (the “DOD”) and Veterans Affairs (“VA”), and set out to upgrade the Company’s current U.S. Food and Drug Administration (“FDA”) clearance designation for the Calmare Device to approval. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand and revenue from executing our strategic plan will be sufficient to meet our obligations of current and anticipated operating cash requirements.

In fiscal 2010, the Company incorporated revenue from the sale of inventory into its revenue stream.  That source of revenue is expected to continue as sales of its Calmare Device continue to expand and other products are added to the Company's portfolio of technologies.

At September 30, 2015, cash was $45,000, as compared with $6,000 at December 31, 2014. Net cash used in operating activities was $(1,136,000) for the nine months ended September 30, 2015 as compared to $(779,000) for the nine months ended September 30, 2014, primarily reflecting an increase in non-cash equity expenses and an increase in debt discount amortization. There was minimal investing activity year to date in both 2015 and 2014. Net cash provided by financing activities was $1,180,000 for the nine months ended September 30, 2015 as compared to $770,000 for the nine months ended September 30, 2014, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at September 30, 2015.  During the three and nine months ended September 30, 2015 and 2014, we had a significant concentration of revenues from sales of our Calmare Devices.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2015 and into 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Notes Payable

Details of notes payable as of September 30, 2015 are as follows:

	Principal Amount		Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980		$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000		225,000		6%	1.05	March 2014 – June 2014
Series A-3 15% OID Convertible Notes and Warrants	11,765	(1)	14,353	(1)	None	0.25	January 2015
Series B-1 OID Convertible Notes and Warrants	80,000		65,104		None	0.23	March 2017
Series B-2 OID Convertible Notes and Warrants	1,361,177		1,035,973		None	0.20-0.25	Aug. 2015 – July 2016
Notes Payable, gross	$4,176,922		3,839,410
Less LPA amount			(485,980)
Notes Payable, net			$3,353,430

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $287,000 during the nine months ended September 30, 2015, and has recorded additional interest in total of $906,000.

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

As of February 24, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of September 30, 2015, there is also unpaid interest of $28,000 related to these notes.

Series A-3 15% Original Issue Discount Convertible Notes and Warrants

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

During the quarter ended June 30, 2014, certain holders of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Note holders (“Noteholders”) received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014 to the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

During the quarter ended March 31, 2015, certain holders of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion Company: (i) accelerated and recognized as interest expense in the current period any remaining discount and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of February 24, 2016, the Company had not issued the shares due related to the conversion notice.

Series B-1 Original Issue Discount Convertible Notes and Warrants

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

The Series B-1 OID notes include an anti-dilution provision that if the Company issues more than 20 million shares of its common stock, subject to certain exceptions, the conversion price of the notes and the conversion price of the warrants would be subject to an automatic pre-determined price adjustment. During the quarter ended December 31, 2014 the Series B-1 OID noteholder and the Company agreed that this anti-dilution provision had been triggered and the Series B-1 OID note share conversion price was adjusted down to $0.23 per share, which increased the number of shares available upon conversion to 347,826. The anti-dilution provision in the Warrant changed the share purchase price downward to $0.33 per share but did not change the number of shares available under the Warrant.

Series B-2 OID Convertible Notes and Warrants

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

During the quarter ended June 30, 2015, a holder of Series B-2 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series B-2 OID convertible notes, with a principal amount of $5,882. In the quarter ended September 30, 2015, the Company issued 29,410 shares due related to the conversion notice.

During the quarter ended September 30, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 1,411,764 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

As of September 30, 2015, the Company and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $198,334, respectively, in consideration of grant funding received in 1994 and 1995.    The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds.  VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)	Change in Internal Controls

During the period ending September 30, 2015, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GEOMC (case pending) - On August 22, 2014, GEOMC filed a complaint against the Company in the United States District Court for the District of Connecticut. The complaint alleges that the Company and GEOMC entered into a security agreement whereby in exchange for GEOMC’s sale and delivery of the Scrambler Therapy devices (the “Devices”), the Company would grant GEOMC a security interest in the Devices. Among other allegations, GEOMC claims that the Company has failed to comply with the terms of the security agreement and seeks an order to the Court to replevy the Devices or collect damages. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation. On February 4, 2016, the Company announced that it is discussing a settlement with GEOMC, however, to date, no settlement has been reached.

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

From October 1, 2015 to December 18, 2015, the Company obtained additional funding, including $400,000 of hybrid debt funding. From October 1, 2015 to December 18, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $470,588 of convertible promissory notes for consideration of $400,000, the difference between the proceeds from the notes and principal amount consists of $70,588 of original issue discount. The notes are convertible at a conversion price of $0.20 per share. The note holder was also issued market-related warrants for 470,588 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

On January 8, 2016, the Board of Directors of the Company determined that it would not be continuing to employ Ian Rhodes as the Company’s Executive Vice President and Chief Financial Officer. Mr. Rhodes’ termination from employment was effective on January 8, 2016. Mr. Rhodes termination did not result from disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On January 11, 2016, the Company appointed Thomas P. Richtarich as Chief Financial Officer of the Company. Mr. Richtarich served as a consultant to the Company prior to being hired as the Company’s Chief Financial Officer. The Company does not currently have an employment agreement in place with Mr. Richtarich. However, the Company will continue to provide Mr. Richtarich with the compensation he received as a consultant equal to $9,500 per month plus expenses.

On January 15, 2016, the Company appointed Dr. Christine Chansky, MD, JD, FCLM, Board Certified as Chief Regulatory Officer of the Company. Dr. Chansky’s appointment is subject to a sixty (60)-day trial period. The Company does not currently have an employment agreement in place with Dr. Chansky; however, Dr, Chansky was provided with an offer letter, which sets certain key terms of her compensation. The Company intends to enter into a formal employment agreement further memorializing the terms and conditions of Dr. Chansky’s employment once the sixty (60)-day trial period has expired.

Under the terms set forth in the offer letter, Dr. Chansky will receive base salary of $185, 000 per year and will be eligible to receive an annual bonus equal to 40% of Dr. Chansky’s base pay and payable in a combination of cash and equity. Such annual bonus shall be based on the achievement of certain defined goals and objectives. Additionally, the Company agreed to grant Dr. Chansky 300,000 warrants that will be subject to an equity plan that the Company intends to establish in the near term.

Christine Chansky, MD, JD, FCLM, Board Certified, age 47, has held roles in pharmaceuticals, academia regulatory affairs and corporate operations for over twenty years. From 2011 through 2015, Dr. Chansky served as Chief Regulatory Counsel and Chief Clinical Officer for a researcher and manufacturer of biotherapeutic products with operations in Florida, New York and New Jersey where she was responsible for the development and review of all regulatory strategies, submissions and compliance and clinical development plans, trial design, launch campaigns and educational materials. Prior to this role, Dr. Chansky was also in private practice from 2010-2015 with Emergency Medical Care NY & STAT Medical Associates in New York City, New York and also served as the Executive Director of Product Development- Oncology, Immunotherapy for Advaxis, Inc. in North Brunswick, New Jersey from 2008-2010.

Dr. Chansky began her professional career in various corporate, laboratory and research positions in medical affairs, research and development, regulatory affairs and product development. Dr. Chansky received her B.A. from Georgetown University in 1990, M.D. from Georgetown University School of Medicine in 1994 and J.D. from Seton Hall University School of Law in 2003. Dr. Chansky is currently licensed to practice medicine in New York. Dr. Chansky will spend 100% percent of her time serving as the Company’s Chief Regulatory Officer.

There are no family relationships between Dr. Chansky and any previous officers or directors of the Company.

There are no related party transactions involving Dr. Chansky.

The Company has provided Dr. Chansky with an offer letter setting forth certain key terms of her compensation. The Company intends to enter into a formal employment agreement with Dr. Chansky following the expiration of the sixty (60)-day trial period. The Company will disclose the terms of such employment agreement in a Current Report on Form 8-K once it has been entered into.

The foregoing description of the offer letter is qualified in its entirety by the full text of the offer letter filed herewith as Exhibit 10.3 and incorporated herein by reference.

On February 18, 2016, the Company announced it has been issued a general supply order contract from the U.S. Government (GSA contract number #V797P-4300B). The Company estimates this contract will total $15 million over the next 60 months

Item 6. Exhibits

Exhibit No	Description	Filing Method
3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed.(1)	Incorporated by reference

3.2	Bylaws of the registrant as amended effective October 14, 2005.(2)	Incorporated by reference

10.1	Securities Purchase Agreement with Tonaquint, Inc. dated July 16, 2013.(3)	Incorporated by reference

10.2	Equity Purchase Agreement with Southridge Partners II, L.P. dated September 10, 2013.(4)	Incorporated by reference

10.3	Offer Letter to Dr. Chansky, dated January 15, 2016	Filed herewith

31.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

31.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	Filed herewith

32.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Filed herewith

32.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	Filed herewith

99.1	Press Release- Appointment of Dr. Chansky	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1)	Filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 with the SEC on April 1, 1998.
(2)	Filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2005.
(3)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2013.
(4)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
February 29, 2016		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

	By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer
February 29, 2016		Authorized Signer (Duly Authorized Officer and Principal Financial Officer)