Form 10-K
period 2015-12-31
CALMARE THERAPEUTICS Inc
filed 2016-04-14
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-08696

CALMARE THERAPEUTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	OTCPink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.34 as reported by the OTC Pink Market, as of the last business day of the registrant’s most recently completed second quarter (June 30, 2015).	$7,642,433

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	28,777,831

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

Calmare Therapeutics Incorporated

PART I

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2015, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Item 1. Business

Overview:

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated. The Company (collectively, "we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain and wound care affliction patients. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

In 2007, the Company entered into an agreement (the “2007 Agreement”) with Giuseppe Marineo (“Marineo”) and Delta Research and Development (“Delta”), Mr. Marineo’s wholly-owned company, collectively (the “Parties”), that secured the exclusive, worldwide sales and distribution rights to the science behind Calmare Pain Mitigation Therapy™ (the “Technology”). Today, this science is effectuated by the Company’s flagship medical device – the Calmare Device. Sales of our Calmare Device continue to be the major source of revenue for the Company. In 2011, the Company’s 2007 agreement was amended (the “2011 Amendment”) to extend the exclusivity rights afforded to the Company by the 2007 Agreement through March 31, 2016.

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement. (see The Company’s Distribution Rights, Marineo and Delta under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation and in Footnote 16, COMMITMENTS AND CONTINGENCIES)

The Company has a majority-owned subsidiary, Vector Vision, Inc., which receives retained royalties from the Company’s previous business model, the licensing of patents.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2015. We continue to seek revenue from increased sales of Calmare Devices as well as expansion of sales of the devices into new markets. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we continue to pursue increased sales of our Calmare Devices. The Company does not have any significant individual cash or capital requirements in the budget going forward. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Our recent $15 million contract with the U.S. Government over five years will significantly improve our revenue streams. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the “Exchange”). On October 5, 2010, the Company’s securities began trading on the OTC Market's top tier, the OTCQX. Effective February 9, 2015, the Company’s securities began trading on the OTC Pink.

Revenue Generation

Revenue for 2015 was primarily from the sale of Calmare Devices to end users in the United States. It also includes rental income from situations where we rented Calmare Devices to end-users in the United States. A small percentage of revenue is derived from the sale of supplies and training, rental payments and the sale of rental assets. Additionally, the Company continues to receive a small amount of retained royalties as a result of the licensing of patents derived from the Company’s prior business model. These revenues are declining as the Company no longer actively licenses patents and existing licensing agreements are reaching the end of their term.

In 2010, the Company became its own distributor for the Calmare Device in the U.S, contracting with commissioned sales representatives to sell Devices from the Company’s inventory. During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare Device among critical medical specialties. The Company implemented those plans by targeting specific customers and locations in 2012. Since then, the Company has entered into multiple sales agreements for the Calmare Device. Sales to physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company.

In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices. In 2015 and 2014, we had a significant concentration of revenue from our Calmare Device, specifically 89.5% of total revenue in 2015 and 89.8% of total revenue in 2014.

The Company has a device manufacturing agreement, (the “Manufacturing Agreement”), with GEOMC Co., Ltd. (“GEOMC”, formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare Device, as per the specification delineated in the Company’s Food and Drug Administration’s 510k clearance (#K081255). As per this “clearance,” the Company has the sole, irrevocable right to sell the Calmare Device in the United States and global reciprocity countries. The Manufacturing Agreement is in effect for a period of ten (10) years through 2017, subject to terms and conditions.

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

Employees

As of March 31, 2016, we employed the full-time equivalent of seven (7) people. We also had independent consultants under contract to provide general and specific services specifically in (a) finance, (b) management, (c) medical device services, (d) business development, and (e) sales. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill other Company needs.

Changes in Leadership in the Company

On September 15, 2015, the Company announced the appointment of Dr. Stephen J. D’Amato, M.D., F.A.C.E.P., as Chief Medical Officer of the Company.

On January 11, 2016, the Company appointed Thomas P. Richtarich as the Company’s new Chief Financial Officer.

On January 15, 2016, the Company announced the appointment of Dr. Christine Chansky, M.D., J.D., F.C.L.M. as Chief Regulatory Officer of the Company.

Corporate Governance

The Company’s Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.calmaretherapeutics.com/investors/governance.html.

Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (“SEC”) on our website, www. calmaretherapeutics.com, as soon as reasonably practicable after they are filed. Our website's content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

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

We derived more than 85% of our total revenue in 2015 from one technology.

Total revenue consists of revenue from product sales, retained royalties, and other income. We derived approximately $892,000, or 89.5%, of 2015 revenue from sales of our Calmare pain therapy medical device technology. An additional 4% of revenue derived indirectly from that technology through sales of supplies and training, rental payments and the sale of rental assets. A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2015. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets. The Company does not have any significant individual capital requirements in the budget going forward. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices.

Our recent $15 million contract with the U.S. Government over five years will significantly improve our revenue streams. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our current recurring revenue stream is insufficient for us to be profitable with our present cost structure. To return to and sustain profitability, we must increase sales revenue by further penetrating the U.S. market and expanding to other markets. We significantly reduced overhead costs with staff reductions across all company departments, reduced extraneous litigations, and obtained new technologies to build revenue. We will continue to monitor our cost structure, and expect to operate within our generated revenue and cash balances.

Future revenue is subject to many factors beyond our control. These include technological changes and economic cycles. Consequently, we may not be able to generate sufficient revenue to be profitable. Although we cannot be certain that we will be successful in these efforts, we believe the combination of our cash on hand, and revenue from successfully executing our strategy will be sufficient to meet our obligations of current and anticipated operating cash requirements.

Our exclusive, worldwide rights to sell the chronic pain reduction technology, marketed as Calmare, which accounted for 89% of our total revenue in 2015, will expire on March 31, 2016 unless action is taken by the Company.

In 2007, the Company entered into an agreement (the “2007 Agreement”) with Giuseppe Marineo (“Marineo”) and Delta Research and Development (“Delta”), Mr. Marineo’s wholly-owned company, collectively (the “Parties”), that secured the exclusive, worldwide sales and distribution rights to the science behind Calmare Pain Mitigation Therapy™ (the “Technology”). Today, this science is effectuated by the Company’s flagship medical device – the Calmare Device. Sales of our Calmare Device continue to be the major source of revenue for the Company. In 2011, the Company’s 2007 agreement was amended (the “2011 Amendment”) to extend the exclusivity rights afforded to the Company by the 2007 Agreement through March 31, 2016.

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement.

We depend on government approvals to commercially develop our primary product.

The Calmare Device currently has a 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). Full commercial introduction in the United States will require an “approval” from the FDA. The FDA's approval process is rigorous, time consuming and costly. We may not be successful in obtaining FDA approval for the Calmare Device. In addition, we will require approval from foreign government agencies to commercially market the Calmare Device in those countries. We may not be successful in obtaining approval from individual foreign government agencies.

We and our customers depend on government and private insurance reimbursement to develop commercially viable medical products.

Successful commercialization of medical products demands appropriate reimbursement rates from government and private medical insurance programs. In the US, the Center for Medicare and Medicaid Services (“CMS”) sets reimbursement rates for medical procedures. Private insurance companies independently develop reimbursement rates for medical procedures as well. There is no assurance that rates will be set on the schedule or at the rates that we and our customers prefer. A lack of sufficient insurance reimbursement may cause customers to delay purchases of a new medical technology, pending the availability of reimbursement.

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

The OTC Marketplace is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the Pinks is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Marketplace is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Nevertheless, because trades and quotations on the OTC Marketplace involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Marketplace, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the Pinks at the time of the order entry. Orders for OTC Marketplace securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Pink. Due to the manual order processing involved in handling OTC Marketplace trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

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

Our shares are considered “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 2,700 square feet of office space in Fairfield, CT. Effective October 2013, the Company extended the term of the lease through February 2017 with an average annual cost of approximately $63,000.

Item 3. Legal Proceedings

Tim Conley (case pending) - On August 18, 2014, notice was issued to the Company that on June 23, 2014, Timothy Conley (the “Plaintiff”) filed a complaint against the Company, in the United States District Court for the District of Rhode Island. The complaint alleges that the Company’s former acting interim chief executive, Johnnie Johnson, and Plaintiff entered into an agreement whereby the Company agreed to make payments to Plaintiff. Among other allegations, Plaintiff claims that the Company’s nonpayment to Plaintiff constitutes a breach of contract. The Company believes it has meritorious defenses to the allegations and intends to vigorously defend against the litigation.

GEOMC (case pending) - On August 22, 2014, GEOMC filed a complaint against the Company in the United States District Court for the District of Connecticut. The complaint alleges that the Company and GEOMC entered into a security agreement whereby in exchange for GEOMC’s sale and delivery of the Calmare Devices, the Company would grant GEOMC a security interest in the Calmare Devices. Among other allegations, GEOMC claims that the Company has failed to comply with the terms of the security agreement and seeks an order to the Court to replevy the Calmare Devices or collect damages. The Company believes it has meritorious defenses to the allegations and intends to vigorously defend against the litigation. On February 4, 2016, the Company announced that it is discussing a settlement with GEOMC, however, to date, no settlement has been reached.

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

Item 4. Mine Safety Disclosures (Not Applicable)

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock had been traded on the NYSE Amex under the ticker symbol CTT since April 25, 1984. On September 3, 2010, our stock was delisted from the NYSE Amex and began trading on the OTCQB under the ticker symbol CTTC. On October 5, 2010, our stock began trading on the OTC market's top tier, the OTCQX. Effective February 9, 2015, the Company’s securities began trading on the OTC Pink.

Year Ended December 31, 2015			Year Ended December 31, 2014
	High	Low		High	Low
First Quarter	$0.33	$0.13	First Quarter	$0.45	$0.20
Second Quarter	$0.49	$0.14	Second Quarter	$0.55	$0.29
Third Quarter	$0.36	$0.21	Third Quarter	$0.33	$0.08
Fourth Quarter	$0.28	$0.11	Fourth Quarter	$0.29	$0.11

Holders of Common Stock.

At March 31, 2016, there were 443 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2015.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					-

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$2.45	51,000	-	51,000	-
2000 Directors’ Stock Option Plan	$1.57	120,000	-	120,000	-
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$0.27	1,867,500	-	1,867,500	0

Issuer Repurchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Common stock

During 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services.

During 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The shares vested in two tranches, with 60,000 shares vesting in the quarter ended December 31, 2014 and remaining 60,000 shares vesting in the quarter ended March 31, 2015. The Company recorded consulting expenses of $10,800 in the quarter ended December 31, 2014 and $27,600 of consulting expenses in the quarter ended March 31, 2015. In each instance, the expense was based on the fair value on the vesting date.

During 2015, the Company issued 503,333 stock warrants for consulting services performed and recorded consulting expense of $75,000 for the fair value of the warrants.

During 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The Company recorded consulting expenses of $31,200 based on the fair value on the issuance date.

During 2015, the Company did private offerings of its common stock and warrants for a total consideration of $365,000. 1,825,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 912,500 shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The warrants were recorded to additional paid-in-capital.

Series B-2 Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $302,353 of convertible promissory notes for consideration of $257,000, the difference between the proceeds from the notes and principal amount consists of $45,353 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance. The note holders were also issued market-related warrants for 755,882 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

During the quarter ended September 30, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance. The note holders were also issued market-related warrants for 1,411,764 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

During the quarter ended December 31, 2015, the Company did a private offering of convertible notes and warrants, under which it issued $470,588 of convertible promissory notes for consideration of $400,000, the difference between the proceeds from the notes and principal amount consists of $70,588 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance. The note holders were also issued market-related warrants for 1,176,470 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

CALMARE THERAPEUTICS INCCORPORATED

Item 6. Selected Financial Data

Not Required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption “Risk Factors,” in this Annual Report on Form 10-K for the year ended December 31, 2015, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated. The Company and its majority-owned subsidiary, Vector Vision, Inc., (collectively, “we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain and wound care affliction patients. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

In 2007, the Company entered into an agreement (the “2007 Agreement”) with Giuseppe Marineo (“Marineo”) and Delta Research and Development (“Delta”), Mr. Marineo’s wholly-owned company, collectively (the “Parties”), that secured the exclusive, worldwide sales and distribution rights to the science behind Calmare Pain Mitigation Therapy™ (the “Technology”). Today, this science is effectuated by the Company’s flagship medical device – the Calmare Device. Sales of our Calmare Device continue to be the major source of revenue for the Company. In 2011, the Company’s 2007 agreement was amended (the “2011 Amendment”) to extend the exclusivity rights afforded to the Company by the 2007 Agreement through March 31, 2016.

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement. (see The Company’s Distribution Rights, Marineo and Delta below and also in Footnote 16. COMMITMENTS AND CONTINGENCIES)

In 2010, the Company became its own distributor for the Calmare Device in the U.S, contracting with 15 commissioned sales representatives. During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare Device among critical medical specialties and began to implement those plans targeting specific customers and locations in 2012. Since then the Company has entered into multiple sales agreements for the Calmare Device. Sales to physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company. In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices.

Since 2010 the Company has controlled the sales process for its Calmare® Device. We are the primary obligor, responsible for delivering devices as well as training our customer in the proper use of the Calmare Device. We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, all product sales are recorded following a gross revenue methodology.

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

The Company’s Distribution Rights for the Calmare Device

On April 8, 2014, Mr. Giuseppe Marineo and Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding the Company, stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. The Company issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

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

Reliance on one revenue source.

In 2015, we had a significant concentration of revenue from our Calmare devices. We continue to seek revenue from increased sales of devices in the United States as well as expansion into new markets.

Presentation.

All amounts in this Item 7 have been rounded to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Changes in Leadership in the Company

On September 15, 2015, the Company announced the appointment of Dr. Stephen J. D’Amato, M.D., F.A.C.E.P., as Chief Medical Officer of the Company.

On January 11, 2016, the Company appointed Thomas P. Richtarich as the Company’s new Chief Financial Officer.

On January 15, 2016, the Company announced the appointment of Dr. Christine Chansky, M.D., J.D., F.C.L.M. as Chief Regulatory Officer of the Company.

Results of Operations – 2015 versus 2014

Summary of Results

Our net loss for 2015 increased to $3,678,082 or $0.13 per basic and diluted share as compared with a net loss of $3,411,000 or $0.15 per basic and diluted share for 2014. This net loss increase is primarily attributable to an increase in operating expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® devices (the “Devices”), for 2015, decreased 15% or $154,000 to $891,000 as compared with $1,045,000 for 2014. Although the number of Devices sold declined from 2014 to 2015 by nearly 50%, the average sales price increased which resulted in revenue only declining 15%.

Cost of product sales, for 2015, decreased 37% or $161,000 to $280,000 as compared with $441,000 for 2014. The decrease is consistent with the decrease in revenues during the same period. Gross margin, however, increased slightly to $612,000 in 2015 from $604,000 in 2014 due to the higher gross margin associated with U.S. private sector sales.

Device sales, for 2015, decreased with the sale of nine (9) Devices as compared with seventeen (17) Device sales for 2014. Device sales for 2015 were comprised of nine (9) U.S. private sector sales as compared to ten (10) U.S. private sector sales, one (1) U.S. military sale and six (6) international sales for 2014. The primary reason for this decline was the absence of international sales in 2015 as the Company focused on domestic and military sales.

International sales for 2014 were to distributors, and as such, had a lower sales price compared to non-international sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from period to period.

Other Revenue

Retained royalties, for 2015, increased by 25% or $7,000, to $35,000 as compared with the $28,000 of retained royalties for 2014. The increase in royalties is primarily attributable to a one-time $17,000 royalty payment received in 2015.

Other income, for 2015, decreased 24% or $22,000 to $69,000 as compared with $91,000 for 2014. Other income includes:

	2015	2014
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare® devices	$43,000	$17,000
Rental income from customers renting Calmare® devices	$26,000	$25,000

In addition to the amounts in the preceding table, the Company received $45,000 in 2014 as partial settlement related to a legal judgment from a prior year. If this amount is excluded, other income for 2015 increased 50% or $23,000 over 2014.

Expenses

Total expenses, for 2015, increased 6% or $260,000 to $4,394,000 as compared with $4,134,000 for 2014.

Total operating expenses, for 2015, increased 16% or $462,000 to $3,415,000 as compared with $2,953,000 for 2014.

Selling expenses, for 2015, increased 18% or $38,000 to $251,000 compared with $213,000 for 2014. The increase primarily reflects a slightly higher commission rate for U.S. private sector sales.

Personnel and consulting expenses, for 2015, increased 24% or $332,000 to $1,700,000 as compared with $1,368,000 for 2014. Personnel expenses, for 2015, increased 4% or $33,000 to $955,000, as compared with $922,000 for 2014. Consulting expenses, for 2015, increased 67% or $298,000 to $745,000, as compared with $447,000 for 2014. The increase in consulting fees primarily relate to external marketing, sales and investment/funding consultants.

General and administrative expenses, for 2015, increased 7% or $92,000 to $1,463,000 as compared with $1,371,000 for 2014. The change reflects a net effect of:

(a)	$124,000 decrease in travel expenses due to a reduction in executive travel;

(b)	$319,000 increase in legal expenses due to an increase in litigation expense, primarily related to the GEOMC case;

(c)	$61,000 increase in audit and tax services fees related to the deferral of activities from 2014 to 2015;

(d)	$50,000 decrease in investor and public relations expenses;

(e)	$2,000 decrease in directors’ fees and expenses;

(f)	$112,000 decrease in other expenses, primarily bad debt expense.

Interest expense, for 2015, increased $13,000 to $977,000 as compared with $964,000 for 2014.

Other expense items, for 2015, decreased $229,000 to $3,000 as compared with $231,000 in 2014 due to various settlements of notes and warrants in 2014.

Unrealized (gain) loss on derivative instruments, for 2015, was $0 as compared with a $14,000 gain recorded for 2014.

In current and prior years, we generated significant federal and state income and alternative minimum tax (“AMT”) losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. In the years ended December 31, 2015 and 2014, we incurred additional losses but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2015 and 2014, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized. We have substantial federal and state NOLs and to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at December 31, 2015, approximately $4,308,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock. At December 31, 2015, we had outstanding debt, in the form of promissory notes with a total principal amount of $4,653,000 and a carrying value of $4,339,000.

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

At December 31, 2015, cash was $50,000, as compared with $6,000 at December 31, 2014. Net cash used in operating activities was $(1,531,000) for 2015 as compared to $(1,062,000) for 2014, primarily reflecting the increase in the net loss in 2015 compared to 2014, as well as increases in accounts payable and accrued expenses partially offset by decreases in inventory and prepaid expenses. There was minimal investing activity in 2015 and 2014. Net cash provided by financing activities was $1,580,000 for 2015 as compared to $1,056,000 for 2014 primarily as a result of the Company’s debt financing activities in both years.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2015, we had aggregate federal net operating loss carryforwards of approximately $46,284,000, which expire at various times from 2017 through 2035. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carry forwards of approximately $47,722,000 that expire through 2035.

A significant portion of the NOLs remaining at December 31, 2015, approximately $4,308,000, was derived from income tax deductions related to the exercise of stock options.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2015.  During 2015 and 2014, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology.  We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2016.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The Company does not have any significant individual cash or capital requirements in the budget going forward.   If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, issuing debt and /or equity, and / or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies.  There can be no assurance that the Company will be successful in such efforts.  To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Our recent $15 million contract with the U.S. Government over five years will significantly improve our revenue streams. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Funding and Capital Requirements

Debt Financing

Notes payable as of December 31, 2015 consists of the following:

	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	1.05	March 2014 – June 2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	0.25	January 2015
Series B-1 OID Convertible Notes and Warrants	80,000	67,919		None	0.23	March 2017
Series B-2 OID Convertible Notes and Warrants	1,837,647	1,532,710		None	0.20-0.25	Aug. 2015 – Dec. 2017
Notes Payable, gross	$4,653,392	4,338,962
Less LPA amount		(485,980)
Notes Payable, net		$3,852,982

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded. During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $388,000 for the year ended December 31, 2015.

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

As of March 31, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note, or the June 2012 $100,000 note and is in default under the terms of the notes. As of December 31, 2015, there is also $33,000 unpaid interest related to these notes.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

Series A-3 Original Issue Discount Convertible Notes and Warrants

During 2014, the Company did a private offering of a third tranche of convertible notes and warrants, under which it issued $64,706 of convertible promissory notes for consideration of $55,000, the difference between the proceeds from the notes and principal amount consists of $9,706 of original issue discount. The notes are convertible at an initial conversion price of $0.25 per share any time after issuance thereby having an embedded beneficial conversion feature.

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

Series B-1 Original Issue Discount Convertible Notes and Warrants

During 2014, the Company did a private offering of convertible notes and warrants, under which it issued $80,000 of convertible promissory notes for consideration of $65,000, the difference between the proceeds from the notes and principal amount consists of $15,000 of original issue discount. The notes are convertible at an initial conversion price of $0.35 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 185,714 in shares of common stock. The warrants have an exercise price of $0.45 and a 4-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Series B-2 OID Convertible Notes and Warrants

During 2014, the Company did a private offering of convertible notes and warrants, under which it issued $358,824 of convertible promissory notes for consideration of $305,000, the difference between the proceeds from the notes and principal amount consists of $53,824 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 897,060 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

During 2015, a holder of Series B-2 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series B-2 OID convertible notes, with a principal amount of $5,882. In 2015, the Company issued 29,410 shares due related to the conversion notice.

As of December 31, 2015, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

During the quarter ended December 31, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $470,588 of convertible promissory notes for consideration of $400,000, the difference between the proceeds from the notes and principal amount consists of $70,588 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 1,176,470 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Contractual Obligations and Contingencies

At December 31, 2015, our contractual obligations were:

Contractual Obligations

	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent (1)	$82,000	$70,000	$12,000	$-	$-
Long-term Note Payable(2)	68,000		68,000

(1)	The current lease expires February 2017.
(2)	See Note 13 to the Consolidated Financial Statements. Principal amount is $80,000 and is due in March 2017.

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

As of December 31, 2015, the Company and its majority owned subsidiary, Vector Vision, Inc. ("VVI"), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

At December 31, 2015, $2,598,980 of the outstanding Notes Payable, including interest, were payable to related parties; $2,498,980 to the Chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.

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

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five-year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calmare Therapeutics Incorporated

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Calmare Therapeutics Incorporated and Subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calmare Therapeutics Incorporated and Subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Calmare Therapeutics Incorporated and Subsidiary will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since fiscal year 2006 and has a working capital and shareholders’ deficiency at December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York

April 14, 2016

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$49,801	$5,745
Receivables, net of allowance of $317,659 at December 31, 2015 and 2014	33,081	2,319
Inventory	4,028,220	4,118,220
Prepaid expenses and other current assets	58,034	253,102
Total current assets	4,169,136	4,379,386
Security Deposits	15,000	15,000
Property and equipment, net	23,726	35,640

TOTAL ASSETS	$4,207,862	$4,430,026

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,895,382	$1,346,138
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	2,248,024	1,590,182
Deferred revenue	6,400	19,686
Notes payable	3,785,063	2,536,830
Series C convertible preferred stock liability	375,000	375,000
Series C convertible preferred stock derivative liability	66,177	66,177
Total current liabilities	14,553,746	12,111,713

Long term notes payable	67,919	56,659

Commitments and contingencies
Shareholders' deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized at December 31, 2015, 40,000,000 shares authorized at December 31, 2014, 28,515,888 shares issued and outstanding at December 31, 2015 and 25,908,978 shares issued and outstanding at December 31, 2014	285,158	259,089
Capital in excess of par value	48,611,413	47,634,857
Accumulated deficit	(59,371,049)	(55,692,967)

Total shareholders’ deficit	(10,413,803)	(7,738,346)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,207,862	$4,430,026

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31, 2015	Year ended December 31, 2014
Revenue
Product sales	$891,472	$1,045,080
Cost of product sales	279,687	440,668
Gross profit from product sales	611,785	604,412

Other Revenue
Retained royalties	34,748	27,782
Other income	69,304	90,776
Total other revenue	104,052	118,558

Operating expenses
Selling expenses	250,995	213,419
Personnel and consulting expenses	1,700,166	1,368,299
General and administrative expenses	1,463,396	1,371,035
Total operating expenses	3,414,557	2,952,753

Operating loss	(2,698,720)	(2,229,783)

Other expense (income)
Interest expense	976,774	964,070
Interest expense – accelerated upon conversion of OID notes	-	35,109
Loss on conversion of notes	2,588	63,867
Loss on settlement of note and warrant	-	132,301
Unrealized gain on derivative instruments	-	(14,231)
Total other expense	979,362	1,181,116

Loss before income taxes	(3,678,082)	(3,410,899)
Provision (benefit) for income taxes	-	-

Net loss	$(3,678,082)	$(3,410,899)

Basic and diluted loss per share	$(0.13)	$(0.15)

Basic and diluted weighted average number of common shares outstanding:	27,885,238	23,513,870

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total Shareholders’ Deficit

Balance – January 1, 2014	2,427	$60,675	19,952,907	$199,529	$46,077,394	$(52,282,068)	$(5,944,470)
Net loss	-	-	-	-	-	(3,410,099)	(3,410,099)
Common shares and warrants issued for consulting services	-	-	60,000	600	84,600	-	85,200
Common stock issued to directors	-	-	10,625	106	3,932	-	4,038
Stock option compensation expense	-	-	-	-	57,291	-	57,291
Common stock issued upon conversion of notes	-	-	1,732,946	17,329	394,280	-	411,609
Private offering of common stock and warrants	-	-	4,152,500	41,525	788,975	-	830,500
Warrant and beneficial conversion feature on notes payable	-	-	-	-	121,741	-	121,741
Liabilities settled under Liability Purchase Agreement	-	-	-	-	106,644	-	106,644
Balance – December 31, 2014	2,427	60,675	25,908,978	259,089	47,634,857	(55,692,697)	(7,738,346)
Net loss	-	-	-	-	-	(3,678,082)	(3,678,082)
Common shares and warrants issued for consulting services	-	-	740,000	7,400	206,400	-	213,800
Common stock issued to directors	-	-	12,500	125	2,000	-	2,125
Stock option compensation expense	-	-	-	-	61,186	-	61,186
Common stock issued upon conversion of notes	-	-	29,410	294	5,588	-	5,882
Private offering of common stock and warrants	-	-	1,825,000	18,250	346,750	-	365,000
Warrant and beneficial conversion feature on notes payable	-	-	-	-	354,632	-	354,632
Balance – December 31, 2015	2,427	$60,675	28,515,888	$285,158	$48,611,413	$(59,371,049)	$(10,413,803)

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014
Cash flows from operating activities:
Net loss	$(3,678,082)	$(3,410,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,475	17,547
Stock option compensation expense	61,186	57,291
Share-based compensation – common stock	2,125	4,038
Common stock and warrants to consultants	213,800	85,200
Bad debt expense	41	216,505
Unrealized gain on derivative instrument	-	(14,231)
Debt discount amortization	402,918	217,323
Noncash finance charges	-	17,591
Loss on conversion of notes	2,588	63,867
Loss on settlement of note and warrant	-	132,301
Changes in assets and liabilities:
Receivables	(30,803)	(75,494)
Prepaid expenses and other current assets	195,068	(187,935)
Inventory	90,000	160,000
Accounts payable, accrued expenses and other liabilities	1,207,086	1,641,927
Deferred revenue	(13,286)	13,286
Net cash used in operating activities	(1,530,883)	(1,061,683)

Cash flows from investing activities:
Purchases of property and equipment	(4,561)	(45,581)
Net cash used in investing activities	(4,561)	(45,581)

Cash flows from financing activities:
Proceeds from notes payable	1,257,000	467,500
Repayment of note and warrant settlement	(42,500)	(242,000)
Proceeds from common stock and warrants	365,000	830,500
Net cash provided by financing activities	1,579,500	1,056,000

Net increase (decrease) in cash	44,056	(51,264)
Cash at beginning of year	5,745	57,009
Cash at end of year	$49,801	$5,745

Supplemental Cash Flow Information
Cash Paid for interest	$10,000	$-

See accompanying notes

Supplemental disclosure of non-cash transactions:

During 2015, the Company issued 29,410 shares of common stock upon conversion of notes (see Note 11).

During 2015, the Company issued 620,000 shares with a fair value of $111,200 to an advisory firm for consulting services.

During 2015, the Company issued 503,333 stock warrants for consulting services performed valued at $75,000.

During 2015, the Company allocated $354,632 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid in capital.

During 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The shares vested in two tranches, with 60,000 shares vesting in the quarter ended December 31, 2014 and remaining 60,000 shares vesting in the quarter ended March 31, 2015. The Company recorded consulting expenses of $10,800 in the quarter ended December 31, 2014 and $27,600 of consulting expenses in the quarter ended March 31, 2015. In each instance, the expense was based on the fair value on the vesting date.

During 2014, the Company issued 1,732,946 shares of common stock upon conversion of notes (see Note 11).

During 2014, the Company issued 60,000 shares of its common stock for consulting services at $0.17 per share.

During 2014, the Company issued 333,333 stock warrants for consulting services valued at $75,000.

During 2014, the Company allocated $121,741 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid in capital.

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Business AND BASIS OF PRESENTATION

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated. The Company and its majority-owned (56.1%) subsidiary, Vector Vision, Inc., (collectively, "we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain and wound care affliction patients. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

In 2007, the Company entered into an agreement (the “2007 Agreement”) with Giuseppe Marineo (“Marineo”) and Delta Research and Development (“Delta”), Mr. Marineo’s wholly-owned company, collectively (the “Parties”), that secured the exclusive, worldwide sales and distribution rights to the science behind Calmare Pain Mitigation Therapy™ (the “Technology”). Today, this science is effectuated by the Company’s flagship medical device – the Calmare Device. Sales of our Calmare Device continue to be the major source of revenue for the Company. In 2011, the Company’s 2007 agreement was amended (the “2011 Amendment”) to extend the exclusivity rights afforded to the Company by the 2007 Agreement through March 31, 2016.

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement. (see The Company’s Distribution Rights, Marineo and Delta in Footnote 16, COMMITMENTS AND CONTINGENCIES)

Since then the Company has entered into multiple sales agreements for the Calmare device. Sales to physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company. In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices.

The Company has a device manufacturing agreement, (the “Manufacturing Agreement”), with GEOMC Co., Ltd. (“GEOMC”, formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare Device, as per the specification delineated in the Company’s Food and Drug Administration’s 510k clearance (#K081255). As per this “clearance,” the Company has the sole, irrevocable right to sell the Calmare Device in the United States and global reciprocity countries. The Manufacturing Agreement is in effect for a period of ten (10) years through 2017, subject to terms and conditions.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Vector Vision, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2015. We continue to seek revenue from expansion of sales of the Calmare devices into new markets. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we continue to pursue increased sales of our Calmare devices. The Company does not have any significant capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Our recent $15 million contract with the U.S. Government over five years will significantly improve our revenue streams. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards. At December 31, 2015, we had outstanding debt, in the form of promissory notes with a total principal amount of $4,653,000 and a carrying value of $4,339,000.

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

Revenue from foreign sources was 13% of total revenue in 2014. The Company received no revenue from foreign sources in 2015.

The Company continues to receive retained royalties as a result of the licensing of patents derived from the Company’s prior business model. We determine the royalty revenue for a given period from the cash we receive in that period. These revenues are declining as the Company no longer actively licenses patents and existing agreements are reaching the end of their term.

Unless otherwise specified, we record all other revenue, as earned.

Concentration of Revenues

Total revenue consists of revenue from product sales, retained royalties, and other income. During the year ended December 31, 2015, we derived approximately $891,500 or 89.5% of total revenue from sales of our Calmare devices. An additional 4% of revenue derived indirectly from those sales through sales of supplies and training, rental payments and the sale of rental assets.

During the year ended December 31, 2014, we derived approximately $1,045,000 or 89.8% of total revenue from sales of our Calmare devices. An additional 4% of revenue derived indirectly from those sales through sales of supplies and training, rental payments and the sale of rental assets.

Expenses

Cost of product sales includes contractual payments to inventor and manufacturer relating to our Calmare Device. Expenses associated with shipping Devices are also included in cost of product sales.

Selling expenses include commission expenses and other direct sales costs related to sales of Calmare Devices.

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

Inventory

Inventory consists of finished product of our Calmare Device. Inventory is stated at lower of cost (first in, first out) and market.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment recorded during the years ended December 31, 2015 and 2014.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 718 – “Compensation – Stock Compensation.” Accordingly, the Company recognizes compensation expense equal to the fair value of the stock awards at the time of the grant over the requisite service period.

Our accounting for share-based compensation has resulted in our recognizing non-cash compensation expense related to stock options granted to employees, which is included in personnel and consulting expenses, and stock options granted to our directors, which is included in general and administrative expenses.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted after December 31, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Provision (benefit) at U.S. federal statutory rate	(34.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.9)	(4.9)
Permanent differences	0.1	0.9

Other items	1.9	2.5
Deferred tax valuation allowance	(36.9)	(35.5)
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	December 31, 2015	December 31, 2014
Net federal and state operating loss carryforwards	$18,513,698	$16,912,223
Impairment of investments	531,470	531,470
Other, net	795,327	767,266
Deferred tax assets	19,840,495	18,210,959
Valuation allowance	(19,840,495)	(18,210,959)
Net deferred tax assets	$-	$-

At December 31, 2015, we had aggregate federal net operating loss carryforwards of approximately $46,284,000 which expire at various times from 2017 through 2035. A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability. We also have state net operating loss carryforwards of approximately $47,722,000 that expire at various times through 2035.

Approximately $4,308,000 of our NOL carryforward remaining at December 31, 2015 was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Balance, beginning of year	$18,210,959	$16,967,149
Change in temporary differences	28,061	79,840
Change in net operating and capital losses	1,601,476	1,163,970
Balance, end of year	$19,840,495	$18,210,959

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2015 and December 31, 2014, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut. Our open tax years for review are fiscal years ended December 31, 2012 through year ended December 31, 2014. The Company's returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Year ended December 31, 2015	Year ended December 31, 2014
Denominator for basic net loss per share, weighted average shares outstanding	27,855,238	23,513,870
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C convertible preferred stock and convertible debt	N/A	N/A
Denominator for net loss per share, assuming dilution	27,855,238	23,513,870

Due to the net loss incurred for the years ended December 31, 2015, and December 31, 2014, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	December 31, 2015	December 31, 2014
Exercise of common stock options	2,038,500	1,692,500
Exercise of common stock warrants	9,207,486	4,450,536
Conversion of Series C convertible preferred stock	2,450,980	2,828,054
Conversion of convertible debt	11,442,095	4,783,272
Total	25,139,061	13,754,362

5.	SHAREHOLDERS’ DEFICIENCY

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

Additionally, under the terms of the EPA and LPA, the Company issued 250,000 shares of its common stock at $0.35, or $87,500, to Southridge for expenses associated with the EPA and LPA.

On August 14, 2014, the shareholders approved an amendment to the Company’s certificate of incorporation to effect up to a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of March 15, 2016, the Board of Directors has not implemented the Reverse Stock Split.

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

During 2014, the Company issued 333,333 stock warrants with a fair value of $75,000 for consulting services. The Company is amortizing $75,000 over the service period and recorded $37,500 of expense in 2014.

During 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services.

During 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The shares vested in two tranches, with 60,000 shares vesting in 2014 and remaining 60,000 shares vesting in 2015. The Company recorded consulting expenses of $10,800 in 2014 and $27,600 of consulting expenses in 2015. In each instance, the expense was based on the fair value on the vesting date.

During 2015, the Company issued 503,333 stock warrants for consulting services performed and recorded consulting expense of $75,000 for the fair value of the warrants.

During 2015, the Company issued 120,000 shares to an advisory firm for consulting services. The Company recorded consulting expenses of $31,200 based on the fair value on the issuance date.

During 2015, the Company did private offerings of its common stock and warrants for a total consideration of $365,000. 1,825,000 shares of common stock were issued at a per share price of $0.20. The common stock holders were also issued warrants to purchase 912,500 shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The warrants were recorded to additional paid-in-capital.

On October 15, 2015 the shareholders approved an increase in the number of authorized shares of common stock from 40 million to 100 million.

The Company issued 12,500 and 10,625 shares of its common stock to non-employee directors under its Director Compensation Plan in 2015 and 2014, respectively. The Company recorded expense of $2,125 and $4,038 for director stock compensation expense in 2015 and 2014, respectively.

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

At its December 2, 2010 meeting, the Company’s Board of Directors declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, par value $0.01, of the Company (the “Common Shares”). The dividend was payable to holders of record as of the close of business on December 2, 2010 (the “Record Date”). Issuance of the dividend may be triggered by an investor purchasing more than 20% of the outstanding shares of common stock.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of December 31, 2015 dividends declared were $103,200, of which $18,750 were declared during the year ended December 31, 2015 and $84,452 have not been paid and are shown in accrued and other liabilities at December 31, 2015.

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

The Company recorded a convertible preferred stock derivative liability of $66,177 associated with the 375 shares of Series C Convertible Preferred Stock outstanding at both December 31, 2015 and 2014.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2015 and 2014 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.	RECEIVABLES

Receivables consist of the following:

	December 31, 2015	December 31, 2014
Calmare device sales receivable, net of allowance of $210,284 and $209,533 at December 31, 2015 and 2014, respectively	$31,827	$-
Royalties, net of allowance of $101,154 at December 31, 2015 and 2014	-	-
Other, net of allowance of $6,221 and $6,972 at December 31, 2015 and 2014, respectively	1,254	2,319
Total	$33,081	$2,319

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2015	December 31, 2014
Property and equipment, gross	$220,051	$215,491
Accumulated depreciation and amortization	(196,325)	(179,851)
Property and equipment, net	$23,726	$35,640

Depreciation and amortization expense was $16,475 and $17,547 for the years ended December 31, 2015 and 2014, respectively.

8.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2015	December 31, 2014	Number of shares	Type
Security Innovation, Inc.	—	—	223,317	Common stock
Xion Pharmaceutical Corporation	—	—	60	Common stock

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

The Company measures fair value in accordance with Topic 820 of the FASB ASC, Fair Value Measurement (“ASC 820”), which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 5) based on the market price of its common stock.  For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date.  The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of $66,000 at both December 31, 2015 and December 31, 2014, in Level 2 of the fair value hierarchy.

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

10.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2015	December 31, 2014
Prepaid insurance	$47,931	$71,651
Clinical trial	-	109,119
Other	10,103	72,332
Prepaid expenses and other current assets	$58,034	$253,102

11.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge. The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of March 15, 2016, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2015	December 31, 2014
Royalties payable	$487,739	$314,787
Accrued compensation	49,769	23,573
Commissions payable	15,900	15,900
Accrued interest payable	1,589,256	987,659
Other	205,360	248,263
Accrued expenses and other liabilities, net	$2,248,024	$1,590,182

Excluded above is approximately $217,000 of accrued expenses and other liabilities for both December 31, 2015 and December 31, 2014 that fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

As of December 31, 2015 and 2014, approximately $1,453,000 and $922,000, respectively, of accrued interest is to related parties.

13.	NOTES PAYABLE

Notes payable consist of the following:

Short term	December 31, 2015	December 31, 2014
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
10 day Note (Board member)	-	42,500
Series A-3 OID Convertible Notes and Warrants	14,353	11,765
Series B-2 OID Convertible Notes and Warrants	1,532,710	244,565
Short term notes payable, gross	4,271,043	3,022,810
Less LPA amount	(485,980)	(485,980)
Short term notes payable, net	$3,785,063	$2,536,830

Long term	December 31, 2015	December 31, 2014
Series B-1 OID Convertible Notes and Warrants	$67,919	$56,659

Details of notes payable as of December 31, 2015 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1/2015
Series B-2 OID Convertible Notes and Warrants	1,837,647	1,532,710		None	$0.20 – 0.25	8/2015 – 12/2016
Short term notes payable, gross	$4,573,392	4,271,043
Less LPA amount		(485,980)
Short term notes payable, net		$3,785,063

Long term
Series B-1 OID Convertible Notes and Warrants	$80,000	$67,919		None	$0.23	3/2017

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded. During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of $388,000 and $602,000 during the years ended December 31, 2015 and December 31, 2014, respectively.

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

As of March 15, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $33,000 related to these notes.

10 day Note

In late December 2014, the Company issued a 10 day non-interest bearing note to a Board member in the amount of $42,500. This note was repaid in early January 2015.

Series A-3 Original Issue Discount Convertible Notes and Warrants

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

The note holders were also issued market-related warrants for 192,412 in shares of common stock. The warrants have an exercise price $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

During 2014, certain holders of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Due to the timing of receipt of the notices by the Company, certain Note holders (“Noteholders”) received their shares during the quarter ended June 30, 2014, while other Noteholders received or are due to receive their shares after June 30, 2014. Additionally, the Company offered certain Noteholders an inducement to convert their notes to shares. The inducement, when offered, provided Noteholders a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion and irrespective of whether the shares were delivered in the quarter ended June 30, 2014 or subsequent to June 30, 2014 the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement.

Presented below is summary information related to the conversion:

Statement of Operations
Loss on conversion of notes	$43,288
Accelerated interest expense	$35,109

Balance Sheet
Shares issued as of June 30, 2014	798,825
Shares issued subsequent to June 30, 2014	529,415
Principal amount of notes converted	$265,648

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert these notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of March 15, 2016, the Company had not issued the shares due related to the conversion notice.

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

Series B-2 Original Issue Discount Convertible Notes and Warrants

During the quarter ended December 31, 2014, the Company did private offerings of convertible notes and warrants, under which it issued $358,824 of convertible promissory notes for consideration of $305,000, the difference between the proceeds from the notes and principal amount consists of $53,824 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 897,060 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

As of December 31, 2015, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

During the quarter ended December 31, 2015, the Company did an additional private offering of convertible notes and warrants, under which it issued $470,588 of convertible promissory notes for consideration of $400,000, the difference between the proceeds from the notes and principal amount consists of $70,588 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 1,176,470 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants
Expected term	1 year
Volatility	132.44%
Risk Free Rate	0.66%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$361,991
Private Offering Warrants	38,009
Beneficial Conversion feature
Total	$400,000

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

The following information relates to the 2011 Option Plan:

	December 31, 2015	December 31, 2014
Common shares reserved for issuance on exercise of options	1,867,500	1,517,500
Shares available for future option grants	0	482,500

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

The following information relates to the 1997 Option Plan:

	December 31, 2015	December 31, 2014
Common shares reserved for issuance on exercise of options	51,000	55,000
Shares available for future option grants	-	-

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

The following information relates to the 2000 Directors' Stock Option Plan:

	December 31, 2015	December 31, 2014
Common shares reserved for issuance on exercise of options	120,000	120,000
Shares available for future option grants	-	-

Summary of Common Stock Options – The total fair value of shares vested in the years ended December 31, 2015 and December 31, 2014 was $61,186 and $57,291, respectively, of non-cash compensation expense. Of these amounts, $53,223 and $46,113 was included in personnel and consulting expenses, from stock options granted to employees, and vesting during the year ended December 31, 2015 and 2014, respectively.

Also $7,963 and $11,178 of noncash compensation expense was included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan in the years ended December 31, 2015 and 2014, respectively. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

During the year ended December 31, 2014, the Company granted 42,500 options to non-employee directors which were fully vested upon issuance, as approved by the Board of Directors.

During the year ended December 31, 2014, the Company granted 300,000 options to the former CFO. As approved by the Board of Directors, these options vest over a four (4) year period, with 60,000 options vested upon issuance and another 60,000 vested on his one-year anniversary. Because the former CFO is no longer employed by the Company as of January 8, 2016, 180,000 options will be cancelled and 120,000 vested options will expire 90 days from January 8, 2016, per the Option Agreement.

During the year ended December 31, 2014, the Company granted 20,000 options to employees. As approved by the Board of Directors, these options vest over a four (4) year period, with 20% of the options vested upon issuance.

During the year ended December 31, 2015, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance, as approved by the Board of Directors.

During the year ended December 31, 2015, the Company granted 300,000 options to the Company’s Chief Medical Officer. As approved by the Board of Directors, these options vest over a four (4) year period, with 60,000 options vested upon issuance.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2015	Year ended December 31, 2014
Dividend yield (1)	0.0%	0.0%
Expected volatility (2)	159.8% - 164.5%	118.5% - 122.24%
Risk-free interest rates (3)	1.61%	1.19 – 1.72%
Expected lives (2)	5 years	4-5 years

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.

(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.

(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

A summary of the status of all our common stock options as of December 31, 2015 and 2014, and changes during the periods then ended is presented below.

	Year ended December 31, 2015			Year ended December 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	1,692,500	$0.44		$1,372,000	$0.50
Granted	350,000	0.26		362,500	0.39
Forfeited	-			(30,500)	2.03
Exercised	-			-
Expired or terminated	(4,000)	5.34		(11,500)	2.87
Outstanding at end of year	2,038,500	$0.40	$100,550	1,692,500	$0.44	$80,000

Vested at end of year	1,212,500	$0.52	$60,550	844,500	$0.70	$32,000

Nonvested at end of year	826,000	$0.21	$40,000	848,000	$0.18	$48,000

Weighted average fair value per share of options issued during the year		$0.26			$0.26

Generally, we issue new shares of common stock to satisfy stock option exercises.

15.	401(k) PLAN

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

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. No contributions were accrued or made in the years ended December 31, 2015 and 2014.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases –

Future minimum rental payments required under operating leases with remaining non-cancelable lease terms as of December 31, 2015 are as follows:

More than 5 years	$-
3-5 years	-
1-3 years	12,000
Within 1 year	70,000
Total	$82,000

Total rental expense for all operating leases was:

	Year ended December 31, 2015	Year ended December 31, 2014
Minimum rental payments	$68,315	$56,615
Deferred rent charge	(4,793)	8,397
	$63,522	$65,012

Contingencies – Revenue based

As of December 31, 2015, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

Contingencies - The Company’s Distribution Rights, Marineo and Delta

On April 8, 2014, Mr. Giuseppe Marineo, Delta Research and Development (“Delta”), Mr. Marineo’s research company, and Delta International Services and Logistics (“DIS&L”), Delta’s commercial arm in which Mr. Marineo is the sole beneficiary of all proceeds as its founder and sole owner (collectively the “Group”), issued a press release (the “Group’s Press Release”) regarding the Company, stating that the Company did not have authority to sell, distribute and manufacture the Calmare Device as an exclusive agent of the Group. The Company issued a corporate response in a press release dated April 11, 2014 stating that the Group’s Press Release was inaccurate and has since been purged by the overseeing body of wire services.

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

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until December 31, 2015, the respective firms were being compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

17.	RELATED PARTY TRANSACTIONS

Our board of directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and consulting expenses.

At December 31, 2015, $2,598,980 of the outstanding Notes were payable to related parties; $2,498,980 to the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro.

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

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five-year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company.

18.	SUBSEQUENT EVENTS

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

On January 11, 2016, the Company appointed Thomas P. Richtarich as Chief Financial Officer of the Company. Mr. Richtarich served as a consultant to the Company prior to being hired as the Company’s Chief Financial Officer. Initially, the Company provided Mr. Richtarich with the compensation he received as a consultant equal to $9,500 per month plus expenses. On April 11, 2016, the Company entered into an employment agreement with Mr. Richtarich. Under the terms of the agreement, Mr. Richtarich will receive an annual base salary of $150,000 and will be eligible for an annual bonus of 40% of the base salary, subject to the attainment of mutually agreed upon milestones. In addition, Mr. Richtarich will be granted 300,000 stock options that will be subject to an equity plan that the Company intends to establish in the near term. These options will vest over a five (5) year period.

On January 15, 2016, the Company appointed Dr. Christine Chansky, M.D., J.D., F.C.L.M. as its chief regulatory officer (CRO). As part of her duties, she will spearhead all of the Clinical studies sponsored by the Company and oversee all global regulatory issues related to the Company’s medical device practice. On January 15, 2016, the Company entered into an employment agreement with Dr. Chansky. Under the terms of the agreement, Dr. Chansky will receive an annual base salary of $185,000 and will be eligible for an annual bonus of 40% of the base salary, subject to the attainment of mutually agreed upon milestones. In addition, Dr. Chansky will be granted 300,000 stock options that will be subject to an equity plan that the Company intends to establish in the near term. These options will vest over a five (5) year period.

On February 18, 2016, the Company announced it has been issued a general supply order contract from the U.S. Government (GSA contract number #V797P-4300B). The Company estimates this contract will total $15 million over the next 60 months.

During the quarter ended March 31, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 7,058,824 in shares of common stock. The warrants have an exercise price of $0.60 and a 6-month term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

During April, 2016, the Company issued 261,943 shares of common stock to Conrad Mir, its President & CEO, as payment for unpaid bonus and unused vacation amounts from 2015, per the Board of Directors. 100% of the stock vested immediately.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO, and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO, and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement (Schedule 14A) for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2015. The information can be found under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers and Executive Compensation,” “Director Compensation,” and “Beneficial Ownership of Shares,” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of financial statements and schedules.

The following consolidated financial statements of Calmare Therapeutics Incorporated and Subsidiary are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014

Consolidated Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2015 and December 31, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

(b)	List of exhibits: See Exhibit Index immediately preceding exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALMARE THERAPEUTICS INCORPORATED (the registrant)

By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2016

By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	)	Date
)
/s/ Conrad Mir	Director, President and Chief Executive Officer	)	April 14, 2016
Conrad Mir	(Principal Executive Officer))
/s/ Thomas P. Richtarich	Chief Financial Officer (Principal Financial		April 14, 2016
Thomas P. Richtarich	Officer)

/s/ Peter Brennan	Chairman	)	April 14, 2016
Peter Brennan		)

/s/ Carl D. O’Connell	Director		April 14, 2016
Carl D. O’Connell

/s/ Rustin Howard	Director	)	April 14, 2016
Rustin Howard		)

/s/ Stanley K. Yarbro	Director	)	April 14, 2016
Stanley K. Yarbro		)

/s/ Steve Roehrich	Director	)	April 14, 2016
Steve Roehrich		)

/s/ VADM Robert T. Conway, Jr.	Director		April 14, 2016
VADM Robert T. Conway, Jr.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2	By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 31, 2012 , and hereby incorporated by reference.

10.3*	Registrant's 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant’s Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.5*	Registrant's 1997 Employees' Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant's Current Report on Form 8-K, and hereby incorporated by reference.

10.14	Employment Agreement dated February 2, 2007 between registrant and John B. Nano, filed (on February 6, 2007) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 6, 2007, and hereby incorporated by reference.

10.20	Distribution Agreement between the registrant and Life Episteme srl, dated February 24, 2009 filed (on February 26, 2009) as Exhibit 10.1 to registrant's Current Report on Form 8-K Dated February 26, 2009, and hereby incorporated by reference.

10.22	License Agreement between Competitive Technologies, Inc. and Daeyand E&C Co., Ltd. (now GEOMC Co., Ltd.), dated September 25, 2007. filed (on March 4, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.23	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated August 22, 2008 granting rights in South Korea, filed (on March 4, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.24	Memorandum of understanding between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated January 18, 2010, filed (on March 4, 2011) as Exhibit 10.3 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.25	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on March 4, 2011) as Exhibit 10.4 to registrant's Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.27	Lease Agreement between Competitive Technologies, Inc. and 1375 Kings Highway LLC dated November 22, 2010, and filed (February 11, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 11, 2011, and hereby incorporated by reference

10.28	Registration Rights Agreement dated December 2, 2010 and filed (December 14, 2010) as Exhibit 4.1 to registrant's Current Report on Form 8-K dated December 14, 2010, and hereby incorporated by reference

10.29	Preferred Stock Certification for Class C Convertible Preferred Stock issued December 30, 2011, and filed as Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed on February 20, 2011, and hereby incorporated by reference.

10.30	Settlement Agreement between Competitive Technologies, Inc. and Life Episteme srl (LEG) dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.31	Distribution Agreement between Competitive Technologies, Inc. and Life Episteme Italia dated March 31, 2011 and filed (April 18, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated April 18, 2011, and hereby incorporated by reference

10.35	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated May 24, 2011 and effective April 1, 2011, and filed (May 31, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated May 31, 2011, and hereby incorporated by reference.

10.36	2011 Employees' Directors' and Consultants' Stock Option Plan dated May 2, 2011, and filed as Exhibit 10.1 to registrant's Registration Statement on Form S-8 dated May 26, 2011, and hereby incorporated by reference.

10.37	Factoring Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, filed (October 3, 2011) as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.38	Security Agreement between Competitive Technologies, Inc. and Versant Funding LLC Entered into on September 28, 2011 and Effective September 9, 2011, and filed (October 3, 2011) as Exhibit 10.2 to registrant's Current Report on Form 8-K dated October 3, 2011, and hereby incorporated by reference.

10.39	Settlement Agreement between Competitive Technologies, Inc. and John B. Nano dated January 24, 2012, and filed Exhibit 10.1 to registrant's Current Report on Form 8-K dated February 1, 2012, and hereby incorporated by reference.

10.40	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated July 3, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated July 6, 2012, and hereby incorporated by reference.

10.41	Carl O’Connell Employment Agreement effective October 25, 2012, and filed as Exhibit 10.1 to registrant's Current Report on Form 8-K dated October 31. 2012, and hereby incorporated by reference.

10.42	Factoring and Security Agreement with LSQ Funding, LLC effective September 18, 2012, and filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K dated May 31, 2013, and hereby incorporated by reference.

10.43	Conrad Mir Employment Agreement, effective October 1, 2013.

10.44^	Dr. Christine Chansky Employment Agreement, effective January 15, 2016.

10.45^	Thomas P. Richtarich Employment Agreement, effective April 11, 2016.

21	Subsidiary of registrant, and filed as Exhibit 21 to registrant’s Annual Report on Form 10-K dated April 16, 2012, and hereby incorporated by reference

31.1^	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1^	Certification by the Chief Executive Officer and Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101^	Interactive Data Files.

*	Management Contract or Compensatory Plan

^	Filed herewith

www.calmaretherapeutics.com

Page 60