Form 10-Q
period 2016-03-31
CALMARE THERAPEUTICS Inc
filed 2016-05-19
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 28,525,888 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$125,931	$49,801
Receivables, net of allowance of $317,659 at March 31, 2016 and December 31, 2015	74,327	33,081
Inventory	4,018,220	4,028,220
Prepaid expenses and other current assets	39,537	58,034
Total current assets	4,258,015	4,169,136

Property and equipment, net	19,594	23,726
Security deposits	15,000	15,000
TOTAL ASSETS	$4,292,609	$4,207,862

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,929,063	$1,895,382
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	2,423,262	2,248,024
Notes payable	4,381,458	3,785,063
Deferred revenue	6,400	6,400
Series C convertible preferred stock derivative liability	66,177	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	15,359,060	14,553,746

Note payable – long-term	70,734	67,919

Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 28,525,888 shares issued and outstanding at March 31, 2016 and 28,515,888 shares issued and outstanding at December 31, 2015	285,258	285,158
Capital in excess of par value	48,765,848	48,611,413
Accumulated deficit	(60,248,966)	(59,371,049)
Total shareholders’ deficit	(11,137,185)	(10,413,803)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,292,609	$4,207,862

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Revenue
Product sales	$56,250	$7,950
Cost of product sales	24,446	2,297
Gross profit from product sales	31,804	5,653

Other Revenue
Retained royalties	69	2,392
Other income	13,287	8,507
Total other revenue	13,356	10,899

Operating expenses
Selling expenses	6,557	1,236
Personnel and consulting expenses	449,056	507,478
General and administrative expenses	174,898	323,639
Total operating expenses	630,511	832,353

Operating loss	(585,351)	(815,801)

Other expense
Interest expense	292,566	185,862
Loss on conversion of notes	-	2,588
Total other expense	292,566	188,450

Loss before income taxes	(877,917)	(1,004,251)
Provision (benefit) for income taxes	-	-

Net loss	$(877,917)	$(1,004,251)

Basic and diluted loss per share	$(0.03)	$(0.04)

Basic and diluted weighted average number of common shares outstanding:	28,525,558	26,767,978

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Three Months Ended March 31, 2016

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	In excess of par value	Accumulated deficit	shareholders’ deficit
Balance January 1, 2016	2,427	$60,675	28,515,888	$285,158	$48,611,413	$(59,371,049)	$(10,413,803)

Net loss	-	-	-	-	-	(877,917)	(877,917)
Common stock issued to directors	-	-	10,000	100	1,800	-	1,900
Stock option compensation expense	-	-	-	-	7,180	-	7,180
Warrant and beneficial conversion feature on notes payable	-	-	-	-	145,455	-	145,455

Balance March 31, 2016	2,427	$60,675	28,525,888	$285,258	$48,765,848	$(60,248,966)	$(11,137,185)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:

Net loss	$(877,917)	$(1,004,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,132	4,459
Stock option compensation expense	7,180	16,069
Share-based compensation – common stock	1,900	2,125
Common stock and warrants issued to consultants	-	182,600
Debt discount amortization	144,665	49,720
Loss on conversion of notes	-	2,588
Changes in assets and liabilities:
Receivables	(41,246)	(1,072)
Prepaid expenses and other current assets	18,497	73,466
Inventory	10,000	-
Accounts payable, accrued expenses and other liabilities	208,919	385,457
Deferred revenue	-	(5,905)
Net cash used in operating activities	(523,870)	(294,744)

Cash flows from financing activities:
Proceeds from notes payable	600,000	257,000
Repayment of note and warrant settlement	-	(42,500)
Proceeds from common stock and warrants	-	75,000
Net cash provided by financing activities	600,000	289,500

Net increase (decrease) in cash	76,130	(5,244)

Cash at beginning of period	49,801	5,742

Cash at end of period	$125,931	$501

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

During the quarter ended March 31, 2016, the Company allocated $145,455 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial information presented in the accompanying condensed consolidated financial statements and notes hereto is unaudited.

Calmare Therapeutics Incorporated and its majority-owned (56.1%) subsidiary, Vector Vision, Inc., (collectively, the “Company,” "we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain and wound care affliction patients. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Vector Vision, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the three ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2016.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

During the three months ended March 31, 2016, we had a significant concentration of revenues from the Calmare® Device. The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three months ended March 31, 2016 and March 31, 2015, were 89% and 74%, respectively. Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the three months ended March 31, 2016 and March 31, 2015, were 10 % and 16%, respectively. We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency and shareholders’ deficiency at March 31, 2016. The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2016 and into 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At March 31, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $5,353,000 and a carrying value of $4,938,000.

2.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Denominator for basic net loss per share, weighted average shares outstanding	28,525,558	26,767,978

Dilutive effect of common stock options	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	28,525,558	26,797,978

Due to the net loss incurred for the three months ended March 31, 2016, and March 31, 2015, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	March 31,2016	March 31, 2015
Exercise of common stock options	1,738,500	1,742,500
Exercise of common stock warrants	12,569,898	5,727,251
Conversion of Series C convertible preferred stock	1,918,159	1,470,588
Conversion of convertible debt	14,971,505	6,306,802
Total	31,198,062	15,247,141

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The ASU is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in this standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in this standard also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard becomes effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

4.	RECEIVABLES

Receivables consist of the following:

	March 31, 2016	December 31, 2015
Calmare device sales receivable, net of allowance of $210,284 at March 31, 2016 and December 31, 2015	$71,200	$31,827
Royalties, net of allowance of $101,154 at March 31, 2016 and December 31, 2015	-	-
Other, net of allowance of $6,221 at March 31, 2016 and December 31, 2015	3,127	1,254
Total	$74,327	$33,081

5.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

The fair value of the equity securities we held were categorized as available-for-sale securities, which were carried at a fair value of zero, consisted of shares in Security Innovation and Xion Pharmaceutical Corporation (“Xion”). The Company owns 223,317 shares of stock in the privately held Security Innovation, an independent provider of secure software located in Wilmington, MA.

In September 2009 we announced the formation of a joint venture with Xion for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. The Company received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010. The Company currently owns 30% of the outstanding stock of Xion Pharmaceutical Corporation.

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock. For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date. The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately $66,000 at both March 31, 2016 and December 31, 2015, in Level 2 of the fair value hierarchy.

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

The carrying amounts reported in our Condensed Consolidated Balance Sheet for cash, accounts receivable, liabilities under the claims purchase agreement, accounts payable, GEOMC, notes payable, deferred revenue, and preferred stock liability approximate fair value due to the short-term maturity of those financial instruments.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepaid insurance	$17,907	$47,931
Other	21,630	10,103
Prepaid expenses and other current assets	$39,537	$58,034

8.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	March 31, 2016	December 31, 2015
Property and equipment, gross	$220,051	$220,051
Accumulated depreciation and amortization	(200,457)	(196,325)
Property and equipment, net	$19,594	$23,726

Depreciation and amortization expense was $4,132 during the three months ended March 31, 2016, and $4,459 for the three months ended March 31, 2015.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Royalties payable	$500,591	$487,739
Accrued compensation	49,769	49,769
Commissions payable	22,369	15,900
Accrued interest payable	1,712,187	1,589,256
Other	138,346	105,360
Accrued expenses and other liabilities, net	$2,423,262	$2,248,024

Excluded above is approximately $217,000 of accrued expenses and other liabilities at March 31, 2016 and December 31, 2015, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of May 16, 2016, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

11.	NOTES PAYABLE

Notes payable consist of the following:

Short term	March 31, 2016	December 31, 2015
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Series A-3 OID Convertible Notes and Warrants	14,353	14,353
Series B-2 OID Convertible Notes and Warrants	2,129,105	1,532,710
Short term notes payable, gross	4,867,438	4,271,043
Less LPA amount	(485,980)	(485,980)
Short term notes payable, net	$4,381,458	$3,785,063

Long term	March 31, 2016	December 31, 2015
Series B-1 OID Convertible Notes and Warrants	$70,734	$67,919

Details of notes payable as of March 31, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1/2015
Series B-2 OID Convertible Notes and Warrants	2,537,647	2,129,105		None	$0.20 – 0.25	11/2015 – 12/2016
Short term notes payable, gross	$5,273,392	4,867,438
Less LPA amount		(485,980)
Short term notes payable, net		$4,381,458

Long term
Series B-1 OID Convertible Notes and Warrants	$80,000	$70,734		None	$0.23	3/2017

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $102,000 and $92,000 during the three months ended March 31, 2016 and March 31, 2015, respectively, and has recorded additional interest in total of $1,109,000.

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

As of March 31, 2016, the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of March 31, 2016, there is also unpaid interest of $43,191 related to these notes.

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

Warrants
Expected term	2 years
Volatility	184.88%
%%Risk Free Rate	0.32%

The proceeds of the Notes issued during the three months ended March 31, 2014 were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$32,390
Private Offering Warrants	14,845
Beneficial Conversion feature	7,765
Total	$55,000

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

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of March 31, 2016, the Company had not issued the shares due related to the conversion notice.

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

As of March 31, 2016, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of March 31, 2016, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

During the quarter ended March 31, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,529,412 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants
Expected term	1 year
Volatility	136.24%
Risk Free Rate	0.62%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$454,545
Private Offering Warrants	122,727
Beneficial Conversion feature	22,728
Total	$600,000

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

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended
March 31, 2015
Dividend yield (1)	0.00%
Expected volatility (2)	164.5%
Risk-free interest rates (3)	1.61%
Expected lives (2)	5.0 YEARS

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.
(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

During the three months ended March 31, 2016, the Company recognized expense of $7,180 for stock options issued to employees.

During the three months ended March 31, 2015, the Company recognized expense of $7,963 for stock options issued to directors and recognized expense of $8,106 for stock options issued to employees.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of March 31, 2016, dividends declared were $107,874, of which $4,674 was declared during the three months ended March 31, 2016 and $89,127 have not been paid and are shown in accrued and other liabilities at March 31, 2016.

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

The Company recorded a convertible preferred stock derivative liability associated with the 375 shares of Series C Convertible Preferred Stock outstanding of $66,177 at both March 31, 2016 and December 31, 2015.

The Company has classified the Series C Convertible Preferred Stock as a liability at March 31, 2016 and December 31, 2015 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

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

On August 14, 2014 the shareholders approved an amendment to the Company’s certification of incorporation to effect up to a one-for-ten reverse stock split (the “reverse Stock Split” of the Company’s issued and authorized outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of March 31, 2016, the Board of Directors has not implemented the Reverse Stock Split.

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

The Company issued 10,000 and 12,500 shares of its common stock to non-employee directors under its Director Compensation Plan during the three months ended March 31, 2016 and 2015, respectively. The Company recorded expense of $1,900 and $2,125 for director stock compensation expense in the three months ended March 31, 2016 and 2015.

13.	CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of March 31, 2016, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until March 31, 2016, the respective firms were being compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

14.	RELATED PARTY TRANSACTIONS

Our Board of Directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses.

At March 31, 2016, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the Chairman of the Board and $100,000 to another director.

Dr. Stephen J. D’Amato, the Company’s chief medical officer is also one of the managing members of Calmar Pain Relief, LLC. During 2010, Calmar Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2015 and 2014, Calmar Pain Relief purchased from the Company electrodes for use with the devices.

Since October 15, 2015, the Company has a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share with an aggregate estimate fair value of $33,734. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company.

15.	SUBSEQUENT EVENTS

During April, 2016, the Company did two additional private offerings of convertible notes and warrants, under which it issued in the aggregate $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued in the aggregate market-related warrants for 3,000,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The warrants were recorded to additional paid-in-capital.

During April, 2016, the Company issued 261,943 shares of common stock to Conrad Mir, its President & CEO, as payment for unpaid bonus and unused vacation amounts from 2015, per the Board of Directors. 100% of the stock vested immediately.

In May, 2016, the Company announced that it had received final signatures on its supply order contract with the U.S. Government. The Company may now receive and fulfill medical product orders, as per terms of the contract.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements about our future expectations are “forward-looking statements” within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used in herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations – Three months ended March 31, 2016 vs. three months ended March 31, 2015

Summary of Results

Our net loss, for the quarter ended March 31, 2016, decreased to $878,000 or $0.03 per basic and diluted share as compared with a net loss of $1,004,000 or $0.04 per basic and diluted share in the three months ended March 31, 2015. This net loss decrease is primarily attributable an increase in revenue and a decrease in operating expenses, partially offset by an increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the three months ended March 31, 2016, increased $48,000 to $56,000 as compared with $8,000 in the three months ended March 31, 2015.

Cost of product sales, in the three months ended March 31, 2016, increased $22,000 to $24,000 as compared with $2,000 in the three months ended March 31, 2015. This increase in cost of product sold is attributable to the increase in sales as well as an increase in gross margin.

Calmare Device sales, in the three months ended March 31, 2016, was one (1) Calmare Device to the U.S. military. Device sales for the three months ended March 31, 2015 were comprised of the earning of previously deferred revenue on one (1) U.S. private sector sale that was originally sold in 2014.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended March 31, 2016, decreased $2,000 to $0 compared to $2,000 in the three months ended March 31, 2015. The decrease is primarily the result of the timing of certain royalties that occurred in the three months ended March 31, 2016 as compared to the three months March 31, 2015.

Other income, for the three months ended March 31, 2016, increased $4,000 to $13,000 as compared with $9,000 in the three months ended March 31, 2015. Other income includes:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Training payments and the sale of supplies i.e., electrodes and cables for use with Calmare Devices	$7,000	$3,000
Rental income from customers who were renting Calmare Devices from the Company	$6,000	$6,000

Expenses

Total expenses decreased $98,000 or 10% to $923,000 in the three months ended March 31, 2016 as compared with $1,021,000 in the three months ended March 31, 2015.

Total operating expenses decreased $201,000 or 24% to $631,000 in the three months ended March 31, 2016 as compared with $832,000 in the three months ended March 31, 2015.

Selling expenses increased 600% or $6,000 to $7,000 in the three months ended March 31, 2016 as compared with $1,000 in the three months ended March 31, 2015. This increase is primarily the result the accrual of commission on the first quarter 2016 sale of the Calmare Device.

Personnel and consulting expenses, in the three months ended March 31, 2016, decreased 11% or $58,000 to $449,000 as compared with $507,000 in the three months ended March 31, 2015. This decrease is attributable to an $80,000 decrease in consulting costs offset by a $23,000 increase in personnel expenses as a result of recent hires.

General and administrative expenses, in the three months ended March 31, 2016, decreased 46% or $149,000 to $175,000 as compared with $324,000 in the three months ended March 31, 2015. The decrease was primarily the result of a decrease of $130,000 in corporate legal expense costs related to ongoing litigation. The remaining decrease is attributable to other general and administrative expenses.

Interest expense, in the three months ended March 31, 2016, increased $107,000 or 58% to $293,000 as compared with $186,000 in the three months ended March 31, 2015 primarily as a result of the additional OID borrowings in 2015.

Loss on conversion of notes, in the three months ended March 31, 2016, was $0, as compared with $3,000 in the three months ended March 31, 2015. There were no notes converted in the first quarter of 2016.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At March 31, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $5,353,000 and a carrying value of $4,938,000.

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

At March 31, 2016, cash was $126,000, as compared with $50,000 at December 31, 2015. Net cash used in operating activities was $(524,000) for the three months ended March 31, 2016 as compared to $(295,000) for the three months ended March 31, 2015, primarily reflecting an increase in non-cash equity expenses and an increase in debt discount amortization. There was no investing activity year to date in both 2016 and 2015. Net cash provided by financing activities was $600,000 for the three months ended March 31, 2016 as compared to $290,000 for the three months ended March 31, 2015, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at March 31, 2016. During the three months ended March 31, 2016 and 2015, we had a significant concentration of revenues from sales of our Calmare Devices. We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2016 and into 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its developing recurring revenue streams sufficient to cover operating costs. The Company does not have any significant individual cash or capital requirements in the budget going forward. If necessary, the Company will meet anticipated operating cash requirements by further reducing costs, issuing debt and /or equity, and / or pursuing sales of certain assets and technologies while we pursue licensing and distribution opportunities for our remaining portfolio of technologies. There can be no assurance that the Company will be successful in such efforts. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Our recent contract with the U.S. Government over five years will significantly improve our revenue streams. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Notes Payable

Details of notes payable as of March 31, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1/2015
Series B-2 OID Convertible Notes and Warrants	2,537,647	2,129,105		None	$0.20 – 0.25	11/2015 – 12/2016
Short term notes payable, gross	$5,273,392	4,867,438
Less LPA amount		(485,980)
Short term notes payable, net		$4,381,458

Long term
Series B-1 OID Convertible Notes and Warrants	$80,000	$70,734		None	$0.23	3/2017

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $102,000 during the three months ended March 31, 2016, and has recorded additional interest in total of $1,109,000.

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

As of March 31, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of March 31, 2016, there is also unpaid interest of $43,191 related to these notes.

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

As of December 31, 2015, the remaining notes from 2014 have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

During 2015, the Company did several private offerings of convertible notes and warrants, under which it issued $1,478,823 of convertible promissory notes for consideration of $1,257,000, the difference between the proceeds from the notes and principal amount consists of $221,823 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,344,116 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

As of March 31, 2016, $302,353 of the notes from 2015 have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

During the quarter ended March 31, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,529,412 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses.  We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For 2016, we expect our capital expenditures to be less than $100,000.

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

As of March 31, 2016, the Company and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

Critical Accounting Estimates

There have been no significant changes in our accounting estimates described under the caption “Critical Accounting Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual report on Form 10-K for the year ended December 31, 2015.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)	Change in Internal Controls

During the period ending March 31, 2016, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1) (2)

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

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
May 19, 2016		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

	By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer
May 19, 2016		Authorized Signer (Duly Authorized Officer and Principal Financial Officer)

