Form 10-Q
period 2016-06-30
CALMARE THERAPEUTICS Inc
filed 2016-08-22
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2016 was 28,787,831 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$64,548	$49,801
Receivables, net of allowance of $317,659 at both June 30, 2016 and December 31, 2015	8,235	33,081
Inventory	3,998,220	4,028,220
Prepaid expenses and other current assets	21,346	58,034
Total current assets	4,092,349	4,169,136

Property and equipment, net	15,463	23,726
Security deposits	15,000	15,000
TOTAL ASSETS	$4,122,812	$4,207,862

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,639,868	$1,895,382
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	2,668,810	2,248,024
Notes payable	5,180,567	3,785,063
Deferred revenue	6,400	6,400
Series C convertible preferred stock derivative liability	88,979	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	16,137,324	14,553,746
Note payable – long-term	-	67,919
Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 28,787,831 shares issued and outstanding at June 30, 2016 and 28,515,888 shares issued and outstanding at December 31, 2015	287,877	285,158
Capital in excess of par value	48,997,725	48,611,413
Accumulated deficit	(61,360,789)	(59,371,049)
Total shareholders’ deficit	(12,014,512)	(10,413,803)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,122,812	$4,207,862

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015
Revenue
Product sales	$195,000	$200,000
Cost of product sales	49,540	45,943
Gross profit from product sales	145,460	154,057

Other Revenue
Retained royalties	9,257	2,256
Other income	10,933	17,026
Total other revenue	20,190	19,282

Operating expenses
Selling expenses	56,262	43,104
Personnel and consulting expenses	417,001	366,901
General and administrative expenses	311,045	326,522
Total operating expenses	784,308	736,527

Operating loss	(618,658)	(563,188)

Other expense
Interest expense	470,363	204,669
Unrealized loss on derivative instruments	22,802	10,903
Total other expense	493,165	215,572

Loss before income taxes	(1,111,823)	(778,760)
Provision (benefit) for income taxes	-	-

Net loss	$(1,111,823)	$(778,760)

Basic and diluted loss per share	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding:	28,753,289	27,862,908

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Revenue
Product sales	$251,250	$207,950
Cost of product sales	73,985	48,240
Gross profit from product sales	177,265	159,710

Other Revenue
Retained royalties	9,326	4,648
Other income	24,221	25,533
Total other revenue	33,547	30,181

Operating expenses
Selling expenses	62,819	44,340
Personnel and consulting expenses	866,057	874,379
General and administrative expenses	485,944	650,161
Total operating expenses	1,414,820	1,568,880

Operating loss	(1,204,008)	(1,378,989)

Other expense
Interest expense	762,930	390,531
Loss on conversion of notes	-	2,588
Unrealized loss on derivative instruments	22,802	10,903
Total other expense	785,732	404,022

Loss before income taxes	(1,989,740)	(1,783,011)
Provision (benefit) for income taxes	-	-

Net loss	$(1,989,740)	$(1,783,011)

Basic and diluted loss per share	$(0.07)	$(0.07)

Basic and diluted weighted average number of common shares outstanding:	28,639,424	27,318,467

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Six Months Ended June 30, 2016

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	In excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2016	2,427	$60,675	28,515,888	$285,158	$48,611,413	$(59,371,049)	$(10,413,803)

Net loss	-	-	-	-	-	(1,989,740)	(1,989,740)
Common stock issued to directors	-	-	10,000	100	1,800	-	1,900
Stock option compensation expense	-	-	-	-	1,080	-	1,080
Stock grant to employee			261,943	2,619	47,150		49,769
Warrant and beneficial conversion feature on notes payable	-	-	-	-	336,282	-	336,282

Balance June 30, 2016	2,427	$60,675	28,787,831	$287,877	$48,997,725	$(61,360,789)	$(12,014,512)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:

Net loss	$(1,989,740)	$(1,783,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,263	8,363
Stock option compensation expense	1,080	24,175
Share-based compensation – common stock	1,900	2,125
Common stock and warrants issued to consultants	-	182,600
Debt discount amortization	463,867	112,069
Unrealized loss on derivative instruments	22,802	10,903
Loss on conversion of notes	-	2,588
Changes in assets and liabilities:
Receivables	24,846	1,271
Prepaid expenses and other current assets	36,688	152,442
Inventory	30,000	20,000
Accounts payable, accrued expenses and other liabilities	215,041	762,283
Deferred revenue	-	(5,905)
Net cash used in operating activities	(1,185,253)	(510,097)

Cash flows from financing activities:
Proceeds from notes payable	1,200,000	257,000
Repayment of note and warrant settlement	-	(42,500)
Proceeds from common stock and warrants	-	365,000
Net cash provided by financing activities	1,200,000	579,500

Net increase in cash	14,747	69,403

Cash at beginning of period	49,801	5,745

Cash at end of period	$64,548	$75,148

Supplemental disclosure of non-cash transactions:

During the six months ended June 30, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company amortized the $80,000 over the service period and recorded $20,000 and $40,000 of expense in the quarter and six months ended June 30, 2015, respectively.

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

During the six months ended June 30, 2016, the Company allocated $336,282 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

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

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2016.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

During the three and six months ended June 30, 2016, we had a significant concentration of revenues from the Calmare® Device. The percentages of gross revenue (excluding retained royalties) attributed to sales and rentals of Calmare Devices, in the three months ended June 30, 2016 and June 30, 2015, were 98% and 95%, respectively. The percentages of gross revenue (excluding retained royalties) attributed to sales and rentals of Calmare Devices, in the six months ended June 30, 2016 and June 30, 2015, were 96% and 94%, respectively. Additionally, the percentage of gross revenue (excluding retained royalties) attributed to other Calmare Device related sales of equipment and training, in the three months ended June 30, 2016 and June 30, 2015, were 2% and 5%, respectively. The percentage of gross revenue (excluding retained royalties) attributed to other Calmare Device related sales of equipment and training, in the six months ended June 30, 2016 and June 30, 2015, were 4% and 6%, respectively. We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency and shareholders’ deficiency at June 30, 2016. The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2016 and into 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At June 30, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $5,667,000.

2.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Denominator for basic net loss per share, weighted average shares outstanding	28,753,289	27,862,908	28,639,424	27,318,467

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	28,753,289	27,862,908	28,639,424	27,318,467

Due to the net loss incurred for the three and six months ended June 30, 2016, and June 30, 2015, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	June 30,2016	June 30, 2015
Exercise of common stock options	1,698,500	1,742,500
Exercise of common stock warrants	12,213,276	6,452,248
Conversion of Series C convertible preferred stock	1,982,816	1,329,646
Conversion of convertible debt	18,500,915	6,305,390
Total	34,395,507	15,829,784

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

4.	RECEIVABLES

Receivables consist of the following:

	June 30, 2016	December 31, 2015
Calmare device sales receivable, net of allowance of $210,284 at June 30, 2016 and December 31, 2015	$1,000	$31,827
Royalties, net of allowance of $101,154 at June 30, 2016 and December 31, 2015	-	-
Other, net of allowance of $6,221 at June 30, 2016 and December 31, 2015	7,235	1,254
Total	$8,235	$33,081

5.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock. For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date. The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately at $89,000 and $66,000 at June 30, 2016 and December 31, 2015, respectively, in Level 2 of the fair value hierarchy.

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

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepaid insurance	$5,671	$47,931
Other	15,675	10,103
Prepaid expenses and other current assets	$21,346	$58,034

8.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	June 30, 2016	December 31, 2015
Property and equipment, gross	$220,051	$220,051
Accumulated depreciation and amortization	(204,588)	(196,325)
Property and equipment, net	$15,463	$23,726

Depreciation and amortization expense was $4,131 and $8,263, respectively, during the three and six months ended June 30, 2016, and $3,904 and $8,363, respectively, for the three and six months ended June 30, 2015.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Royalties payable	$525,823	$487,739
Accrued compensation	-	49,769
Commissions payable	57,782	15,900
Accrued interest payable	1,862,128	1,589,256
Other	223,077	105,360
Accrued expenses and other liabilities, net	$2,668,810	$2,248,024

Excluded above is approximately $217,000 of accrued expenses and other liabilities at June 30, 2016 and December 31, 2015, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of the Company’s financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of August 22, 2016, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

11.	NOTES PAYABLE

Notes payable consist of the following:

Short term	June 30, 2016	December 31, 2015
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Series A-3 OID Convertible Notes and Warrants	14,353	14,353
Series B-2 OID Convertible Notes and Warrants	2,928,214	1,532,710
Short term notes payable, gross	5,666,547	4,271,043
Less LPA amount	(485,980)	(485,980)
Short term notes payable, net	$5,180,567	$3,785,063

Long term	June 30, 2016	December 31, 2015
Series B-1 OID Convertible Notes and Warrants	$-	$67,919

Details of notes payable as of June 30, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014

24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014

Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1/2015

Series B-2 OID Convertible Notes and Warrants	3,323,529	2,928,214		None	$0.20 – 0.25	11/2015 – 03/2017

Short term notes payable, gross	$6,059,274	5,666,547

Less LPA amount		(485,980)

Short term notes payable, net		$5,180,567

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $207,000 and $188,000 during the six months ended June 30, 2016 and June 30, 2015, respectively, and has recorded additional interest in total of $1,214,000.

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

As of June 30, 2016, the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of June 30, 2016, there is also unpaid interest of $46,556 related to these notes.

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

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of June 30, 2016, the Company had not issued the shares due related to the conversion notice.

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

As of June 30, 2016, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of June 30, 2016, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

During the quarter ended June 30, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,000,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

Warrants
Expected term	1 year
Volatility	128.74-134.16%
Risk Free Rate	0.55-0.61%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$409,174
Private Offering Warrants	111,243
Beneficial Conversion feature	79,583
Total	$600,000

12.	SHAREHOLDERS’ DEFICIENCY

Stock Option Plan

On May 2, 2011 the Company adopted and executed the Employees’ Directors’ and Consultants Stock Option Plan (the “Plan”). During the six months ended June 30, 2015, the Company granted 50,000 options to non-employee directors which were fully vested upon issuance.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended
June 30, 2015
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

No options were granted during the six months ended June 30, 2016. During the six months ended June 30, 2016, 300,000 options were cancelled and 40,000 options expired.

During the three and six months ended June 30, 2016, the Company recognized expense of $7,180 and $14,360, respectively, for stock options issued to employees and realized a credit of $13,280 during the three months ended June 30, 2016 for options cancelled as a result of the January 2016 resignation of the Company’s Chief Financial Officer.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of June 30, 2016, dividends declared were $112,548, of which $4,675 and $9,349 were declared during the three and six months ended June 30, 2016, respectively, and $93,802 have not been paid and are shown in accrued and other liabilities at June 30, 2016.

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

The Company recorded a convertible preferred stock derivative liability associated with the 375 shares of Series C Convertible Preferred Stock outstanding of $88,979 and $66,177 at June 30, 2016 and December 31, 2015, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at June 30, 2016 and December 31, 2015 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

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

During the quarter ended June 30, 2016, the Company issued 261,943 shares with a fair value of $49,769 to Conrad Mir, its President and CEO, for the remainder of his 2015 bonus and his 2015 unused accrued vacation.

On October 15, 2015 the shareholders approved an increase in the number of authorized shares of common stock from 40 million to 100 million.

The Company issued 10,000 and 12,500 shares of its common stock to non-employee directors under its Director Compensation Plan during the three months ended March 31, 2016 and 2015, respectively. The Company recorded expense of $1,900 and $2,125 for director stock compensation expense in the three months ended March 31, 2016 and 2015, respectively. No shares were issued under the Director Compensation Plan in the three months ended June 30, 2016 and June 30, 2015. Additionally, no expense was recorded in the three months ended June 30, 2016 and June 30, 2015.

13.	CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of June 30, 2016, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At that time, the Company initiated an effort to find a reasonable and amicable resolution to the situation. To date, despite a number of attempts by the Company, the situation remains unresolved. The Company continues to properly sell and distribute Calmare Devices manufactured under the 2007 Agreement and the 2011 Amendment.

Unsigned Agreements

The Company uses two unrelated firms to provide marketing and investor relations services, CME Acuity (“CMEA”) and Legend Capital Management (“LCM”), respectively. The LCM and CMEA agreements were not signed due to an inability to come to final terms due to certain nuances in either agreement that included but were not limited to assignment of human capital and allowable performance based bonus(es). However, from the start date until June 30, 2016, the respective firms were being compensated for services rendered on a “pay-as-we go” basis (the “Arrangement”). The aforementioned Arrangement is expected to continue for the next few consecutive quarters until such time as their agreements can be consummated.

14.	RELATED PARTY TRANSACTIONS

Our Board of Directors determined that when a director's services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting.  We classify these amounts as consulting expenses, included in personnel and consulting expenses.

As of June 30, 2016 and December 31, 2015, the Company has $357,200 and $302,500, respectively, owed in fees to current directors. All of the December 31, 2015 amount is in Accounts Payable while the June 30, 2016 amount is split $312,500 in Accounts Payable and $44,700 in Accrued Liabilities – Other.

At June 30, 2016, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the Chairman of the Board and $100,000 to another director.

Dr. Stephen J. D’Amato, the Company’s chief medical officer is also one of the managing members of Calmar Pain Relief, LLC. Calmar Pain Relief purchases from the Company electrodes for use with the Calmare Device. These electrodes are purchased at the same price as those purchased by other customers. In the first six months of 2016, purchases of electrodes by Calmar Pain Relief totaled $1,600.

Since October 15, 2015, the Company has a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share with an aggregate estimated fair value of $33,734. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company. As of June 30, 2016, the Company has $15,000 in consulting fees payable to the Admiral,

15.	SUBSEQUENT EVENTS

On August 8, 2016, the Board of Directors approved a new series of preferred stock called Series D Convertible Preferred Stock. The Company intends to use this series of stock to raise new capital and to convert some of its existing debt to this new offering. 500,000 shares of this stock were authorized at a par value of $25.00 per share. The shares are convertible into Common Stock at 125 shares of Common Stock for each share of Series D Convertible Preferred Stock. Holders of shares of Series D Convertible Preferred Stock are entitled to receive, when, as and if declared by the Board, semi-annual dividends in the amount of $0.75 per share. Holders of shares of Series D Convertible Preferred Stock do not have any voting rights.

On August 8, 2016, the Board of Directors approved the 2016 Employees,’ Directors’ and Consultants Stock Option Plan. The Board authorized 2,500,000 shares of Common Stock as available to be granted under this Plan.

On August 8, 2016, the Company granted 60,000 options to non-employee directors which were fully vested upon issuance. On the same day, the Company also granted 650,000 options to new employees, 75,000 options to current employees and 110,000 options to consultants. 20% of these options vest immediately and the remainder vest over a four year period. The strike price for all these options is $0.17 per share, which is the fair market value of the Company’s Common Stock at the close of business on August 8, 2016.

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

In 2007, the Company entered into an agreement (the “2007 Agreement”) with Giuseppe Marineo (“Marineo”) and Delta Research and Development (“Delta”), Mr. Marineo’s wholly-owned company, collectively (the “Parties”), that secured the exclusive, worldwide sales and distribution rights to the science behind Calmare Pain Mitigation Therapy™ (the “Technology”). Today, this science is effectuated by the Company’s flagship medical device – the Calmare Device. Sales of our Calmare Device continue to be the major source of revenue for the Company. In 2011, the Company’s 2007 agreement was amended (the “2011 Amendment”) to extend the exclusivity rights afforded to the Company by the 2007 Agreement through March 31, 2016. The Company continues to properly sell and distribute Calmare Devices manufactured under the 2007 Agreement and the 2011 Amendment.

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement. The Company continues to properly sell and distribute Calmare Devices manufactured under the 2007 Agreement and the 2011 Amendment. (see the Company’s Distribution Rights, Marineo and Delta in Footnote 13. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES and below)

In 2010, the Company became its own distributor for the Calmare Device in the U.S, contracting with 15 commissioned sales representatives. During 2011 and 2012, the Company and its representatives developed plans to increase awareness of the Calmare Device among critical medical specialties and began to implement those plans targeting specific customers and locations in 2012. Since then the Company has entered into multiple sales agreements for the Calmare Device. Sales to physicians and medical practices and to others with whom the Company had existing sales agreements continue to generate revenue for the Company. In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices.

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

The Company responded on April 25, 2014 to the Cease and Desist Letter, disputing Group Counsel’s interpretation of the events surrounding the execution of the Amendment. At that time, the Company initiated an effort to find a reasonable and amicable resolution to the situation. To date, despite a number of attempts by the Company, the situation remains unresolved. The Company continues to properly sell and distribute Calmare Devices manufactured under the 2007 Agreement and the 2011 Amendment.

Presentation

All amounts in this Item 2 are rounded to the nearest thousand dollars.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Results of Operations – Three months ended June 30, 2016 vs. three months ended June 30, 2015

Summary of Results

Our net loss, for the quarter ended June 30, 2016, increased to $1,112,000 or $0.04 per basic and diluted share as compared with a net loss of $779,000 or $0.03 per basic and diluted share in the three months ended June 30, 2015. This net loss increase is primarily attributable to an increase in interest expense and a smaller increase in operating expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the three months ended June 30, 2016, decreased $5,000 to $195,000 as compared with $200,000 in the three months ended June 30, 2015.

Cost of product sales, in the three months ended June 30, 2016, increased $4,000 to $50,000 as compared with $46,000 in the three months ended June 30, 2015. This increase in cost of product sold is attributable to an understatement in excise tax due in the three months ended June 30, 2015.

Calmare Device sales, in the three months ended June 30, 2016 and June 30, 2015 were comprised of two (2) U.S. private sector sales each.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended June 30, 2016, increased $7,000 to $9,000 compared to $2,000 in the three months ended June 30, 2015. The increase is primarily the result of the timing of certain royalties that occurred in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Other income, for the three months ended June 30, 2016, decreased $6,000 to $11,000 as compared with $17,000 in the three months ended June 30, 2015. Other income includes:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Training payments and the sale of supplies i.e., electrodes and cables for use with Calmare Devices	$5,000	$11,000
Rental income from customers who were renting Calmare Devices from the Company	$6,000	$6,000

Expenses

Total expenses increased $324,000 or 34% to $1,277,000 in the three months ended June 30, 2016 as compared with $953,000 in the three months ended June 30, 2015.

Total operating expenses increased $47,000 or 6% to $784,000 in the three months ended June 30, 2016 as compared with $737,000 in the three months ended June 30, 2015.

Selling expenses increased 30% or $13,000 to $56,000 in the three months ended June 30, 2016 as compared with $43,000 in the three months ended June 30, 2015. This increase is the result of slightly higher commissions paid on the sales of the Devices in the second quarter of 2016 as compared to the second quarter of 2015.

Personnel and consulting expenses, in the three months ended June 30, 2016, increased 14% or $50,000 to $417,000 as compared with $367,000 in the three months ended June 30, 2015. This increase is primarily attributable to an increase in personnel expenses reflecting new hires over the last twelve months offset by a decrease in consulting expenses.

General and administrative expenses, in the three months ended June 30, 2016, decreased 5% or $16,000 to $311,000 as compared with $327,000 in the three months ended June 30, 2015. The decrease was primarily the result of a decrease of $24,000 in corporate legal expense costs related to ongoing litigation. This decrease was offset by increases in other general and administrative expenses.

Interest expense, in the three months ended June 30, 2016, increased $265,000 or 129% to $470,000 as compared with $205,000 in the three months ended June 30, 2015 primarily as a result of the additional OID borrowings in 2015 and 2016.

Unrealized loss on derivative instruments, in the three months ended June 30, 2016, increased $12,000 or 109% to $23,000 as compared with $11,000 in the three months ended June 30, 2015. This reflects the impact of the Company’s common stock price on the Class C Preferred Stock at the end of each period.

Results of Operations – Six months ended June 30, 2016 vs. six months ended June 30, 2015

Summary of Results

Our net loss, for the six months ended June 30, 2016, increased to $1,990,000 or $0.07 per basic and diluted share as compared with a net loss of $1,783,000 or $0.07 per basic and diluted share in the six months ended June 30, 2015. This net loss increase is primarily attributable to an increase in interest expense partially offset by a decrease in operating expenses.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the six months ended June 30, 2016, increased $43,000 to $251,000 as compared with $208,000 in the six months ended June 30, 2015.

Cost of product sales, in the six months ended June 30, 2016, increased $26,000 to $74,000 as compared with $48,000 in the six months ended June 30, 2015. This increase in cost of product sold is attributable to the increase in sales.

Calmare Device sales, in the six months ended June 30, 2016, were three (3) Calmare Devices, one to the U.S. military and two to the U. S. Private sector as compared with two (2) Devices to the U.S. private sector for the six months ended June 30, 2015.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the six months ended June 30, 2016, increased $4,000 to $9,000 compared to $5,000 for the six months ended June 30, 2015. The increase is primarily the result of the timing of certain royalties that occurred in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Other income, for the six months ended June 30, 2016, decreased $2,000 to $24,000 as compared with $26,000 in the six months ended June 30, 2015. Other income includes:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Training payments and the sale of supplies i.e., electrodes and cables for use with Calmare Devices	$12,000	$14,000
Rental income from customers who were renting Calmare Devices from the Company	$12,000	$12,000

Expenses

Total expenses increased $228,000 or 12% to $2,201,000 in the six months ended June 30, 2016 as compared with $1,973,000 in the six months ended June 30, 2015.

Total operating expenses decreased $154,000 or 10% to $1,415,000 in the six months ended June 30, 2016 as compared with $1,569,000 in the six months ended June 30, 2015.

Selling expenses increased 43% or $19,000 to $63,000 in the six months ended June 30, 2016 as compared with $44,000 in the six months ended June 30, 2015. This increase is primarily the result of paying commissions on one additional Device in 2016 as compared to 2015.

Personnel and consulting expenses, in the six months ended June 30, 2016, decreased 1% or $8,000 to $866,000 as compared with $874,000 in the six months ended June 30, 2015. This slight decrease is attributable to an $139,000 decrease in consulting costs offset by a $131,000 increase in personnel expenses as a result of recent hires.

General and administrative expenses, in the six months ended June 30, 2016, decreased 25% or $164,000 to $486,000 as compared with $650,000 in the six months ended June 30, 2015. The decrease was primarily the result of a decrease of $160,000 in corporate legal expense costs related to ongoing litigation.

Interest expense, in the six months ended June 30, 2016, increased $372,000 or 95% to $763,000 as compared with $391,000 in the six months ended June 30, 2015 primarily as a result of the additional OID borrowings in 2015 and 2016.

Unrealized loss on derivative instruments, in the six months ended June 30, 2016, increased $12,000 or 109% to $23,000 as compared with $11,000 in the six months ended June 30, 2015. This reflects the impact of the Company’s common stock price on the Class C Preferred Stock at the end of each period.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At June 30, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $5,667,000.

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

At June 30, 2016, cash was $65,000, as compared with $50,000 at December 31, 2015. Net cash used in operating activities was $(1,185,000) for the six months ended June 30, 2016 as compared to $(510,000) for the six months ended June 30, 2015, primarily reflecting an increase in net loss and debt discount amortization offset by a decrease in non-cash equity expenses, prepaid expenses and accounts payable. There was no investing activity year to date in both 2016 and 2015. Net cash provided by financing activities was $1,200,000 for the six months ended June 30, 2016 as compared to $580,000 for the six months ended June 30, 2015, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at June 30, 2016. During the three months ended June 30, 2016 and 2015, we had a significant concentration of revenues from sales of our Calmare Devices. We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

Notes Payable

Details of notes payable as of June 30, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014

24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014

Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1/2015

Series B-2 OID Convertible Notes and Warrants	3,323,529	2,928,214		None	$0.20 – 0.25	11/2015 – 03/2017

Short term notes payable, gross	$6,059,274	5,666,547

Less LPA amount		(485,980)

Short term notes payable, net		$5,180,567

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

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

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded.  During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $207,000 during the six months ended June 30, 2016, and has recorded additional interest in total of $1,214,000.

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

As of June 30, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of June 30, 2016, there is also unpaid interest of $46,556 related to these notes.

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

As of June 30, 2016, $302,353 of the notes from 2015 have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

During the quarter ended June 30, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,000,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

Capital requirements

The Company’s business model does not require significant capital expenditures to manufacture and distribute the Calmare Device. For 2016, we expect our capital expenditures to be less than $100,000.

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

As of June 30, 2016, the Company and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Change in Internal Controls

During the period ending June 30, 2016, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Tim Conley (case pending) - On August 18, 2014, notice was issued to the Company that on June 23, 2014, Timothy Conley (the “Plaintiff”) filed a complaint against the Company in the United States District Court for the District of Rhode Island. The complaint alleges that the Company’s former acting interim CEO, Johnnie Johnson, and Plaintiff entered into an agreement whereby the Company agreed to make payments to Plaintiff. Among other allegations, Plaintiff claims that the Company’s nonpayment to Plaintiff constitutes a breach of contract. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
August 22, 2016		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

	By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer
August 22, 2016		Authorized Signer (Duly Authorized Officer and Principal Financial Officer)

