Form 10-Q
period 2016-09-30
CALMARE THERAPEUTICS Inc
filed 2016-12-29
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                          to ____________________________

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 29, 2016 was 28,787,831 shares.

CALMARE THERAPEUTICS INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$6,872	$49,801
Receivables, net of allowance of $317,659 at both September 30, 2016 and December 31, 2015	2,751	33,081
Inventory	3,948,220	4,028,220
Prepaid expenses and other current assets	5,510	58,034
Total current assets	3,963,353	4,169,136

Property and equipment, net	11,331	23,726
Security deposits	15,000	15,000
TOTAL ASSETS	$3,989,684	$4,207,862

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,690,860	$1,895,382
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	2,889,400	2,248,024
Notes payable	5,422,458	3,785,063
Deferred revenue	6,400	6,400
Series C convertible preferred stock derivative liability	83,591	66,177
Series C convertible preferred stock liability	375,000	375,000
Total current liabilities	16,645,409	14,553,746
Note payable – long-term	-	67,919
Commitments and Contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	-	-
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 28,787,831 shares issued and outstanding at September 30, 2016 and 28,515,888 shares issued and outstanding at December 31, 2015	287,877	285,158
Capital in excess of par value	49,004,905	48,611,413
Accumulated deficit	(62,009,182)	(59,371,049)
Total shareholders’ deficit	(12,655,725)	(10,413,803)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,989,684	$4,207,862

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015
Revenue
Product sales	$465,000	$197,204
Cost of product sales	125,719	59,830
Gross profit from product sales	339,281	137,374

Other Revenue
Retained royalties	4,647	2,389
Other income	30,954	13,673
Total other revenue	35,601	16,062

Operating expenses
Selling expenses	22,718	67,791
Personnel and consulting expenses	444,082	455,087
General and administrative expenses	167,996	362,208
Total operating expenses	634,796	885,086

Operating loss	(259,914)	(731,650)

Other expense
Interest expense	393,867	300,361
Unrealized (gain) loss on derivative instruments	(5,388)	30,791
Total other expense	388,479	331,152

Loss before income taxes	(648,393)	(1,062,802)
Provision (benefit) for income taxes	-	-

Net loss	$(648,393)	$(1,062,802)

Basic and diluted loss per share	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares outstanding:	28,787,831	28,370,953

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Revenue
Product sales	$716,250	$405,154
Cost of product sales	199,704	108,070
Gross profit from product sales	516,546	297,084

Other Revenue
Retained royalties	13,973	7,037
Other income	55,175	39,206
Total other revenue	69,148	46,243

Operating expenses
Selling expenses	85,537	112,131
Personnel and consulting expenses	1,310,139	1,329,466
General and administrative expenses	653,940	1,012,369
Total operating expenses	2,049,616	2,453,966

Operating loss	(1,463,922)	(2,110,639)

Other expense
Interest expense	1,156,797	690,892
Loss on conversion of notes	-	2,588
Unrealized loss on derivative instruments	17,414	41,694
Total other expense	1,174,211	735,174

Loss before income taxes	(2,638,133)	(2,845,813)
Provision (benefit) for income taxes	-	-

Net loss	$(2,638,133)	$(2,845,813)

Basic and diluted loss per share	$(0.09)	$(0.10)

Basic and diluted weighted average number of common shares outstanding:	28,689,254	27,673,151

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Nine Months Ended September 30, 2016

(Unaudited)

	Preferred Stock		Common Stock		Capital		Total
	Shares outstanding	Amount	Shares outstanding	Amount	In excess of par value	Accumulated deficit	shareholders’ deficit

Balance January 1, 2016	2,427	$60,675	28,515,888	$285,158	$48,611,413	$(59,371,049)	$(10,413,803)

Net loss	-	-	-	-	-	(2,638,133)	(2,638,133)
Common stock issued to directors	-	-	10,000	100	1,800	-	1,900
Stock option compensation expense	-	-	-	-	8,260	-	8,260
Stock grant to employee			261,943	2,619	47,150		49,769
Warrant and beneficial conversion feature on notes payable	-	-	-	-	336,282	-	336,282

Balance September 30, 2016	2,427	$60,675	28,787,831	$287,877	$49,004,905	$(62,009,182)	$(12,655,725)

See accompanying notes

PART I. FINANCIAL INFORMATION (Continued)

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:

Net loss	$(2,638,133)	$(2,845,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,395	12,267
Stock option compensation expense	8,260	49,181
Share-based compensation – common stock	1,900	2,125
Common stock and warrants issued to consultants	-	182,600
Debt discount amortization	705,758	265,358
Unrealized loss on derivative instruments	17,414	41,694
Loss on conversion of notes	-	2,588
Changes in assets and liabilities:
Receivables	30,330	(183)
Prepaid expenses and other current assets	52,524	191,249
Inventory	80,000	40,000
Accounts payable, accrued expenses and other liabilities	486,623	936,494
Deferred revenue	-	(13,286)
Net cash used in operating activities	(1,242,929)	(1,135,726)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,700)
Net cash used in investing activities	-	(4,700)

Cash flows from financing activities:
Proceeds from notes payable	1,200,000	857,000
Repayment of note and warrant settlement	-	(42,500)
Proceeds from common stock and warrants	-	365,000
Net cash provided by financing activities	1,200,000	1,179,500

Net increase (decrease) in cash	(42,929)	39,074

Cash at beginning of period	49,801	5,745

Cash at end of period	$6,872	$44.819

Supplemental disclosure of non-cash transactions:

During the quarter ended March 31, 2015, the Company issued 500,000 shares with a fair value of $80,000 to an advisory firm for consulting services. The Company amortized the $80,000 over the service period and recorded $20,000 and $60,000 of expense in the quarter and nine months ended September 30, 2015, respectively.

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

During the nine months ended September 30, 2016, the Company allocated $336,282 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid-in capital.

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

We believe we have made all adjustments necessary, consisting only of normal recurring adjustments, to present the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2016.

The interim unaudited condensed consolidated financial statements and notes thereto, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

During the three and nine months ended September 30, 2016, we had a significant concentration of revenues from the Calmare® Device. The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the three months ended September 30, 2016 and September 30, 2015, were 94% and 95%, respectively. The percentages of gross revenue attributed to sales and rentals of Calmare Devices, in the nine months ended September 30, 2016 and September 30, 2015, were 93% and 94%, respectively. Additionally, the percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the three months ended September 30, 2016 and September 30, 2015, were 5% and 4%, respectively. The percentage of gross revenue attributed to other Calmare Device related sales of equipment and training, in the nine months ended September 30, 2016 and September 30, 2015, were 5% and 4%, respectively. We continue to attempt to expand our sales activities for the Calmare Device and expect the majority of our revenues to come from this technology.

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency and shareholders’ deficiency at September 30, 2016. The Company has taken steps to reduce its operating expenses as well as increase revenue from sales of Calmare Devices and related sales. However, even at the reduced spending levels, should the anticipated increase in revenue from sales of Calmare Devices and related sales not occur the Company may not have sufficient cash flow to fund operations through 2016 and into 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any, including royalty legal awards. At September 30, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $5,908,000.

2.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Denominator for basic net loss per share, weighted average shares outstanding	28,787,831	28,370,953	28,689,254	27,673,151

Dilutive effect of common stock options	N/A	N/A	N/A	N/A

Dilutive effect of Series C convertible preferred stock, convertible debt and warrants	N/A	N/A	N/A	N/A
Denominator for diluted net loss per share, weighted average shares outstanding	28,787,831	28,370,953	28,689,254	27,673,151

Due to the net loss incurred for the three and nine months ended September 30, 2016, and September 30, 2015, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	September 30, 2016	September 30, 2015
Exercise of common stock options	1,552,500	2,042,500
Exercise of common stock warrants	10,801,512	7,864,013
Conversion of Series C convertible preferred stock	2,902,477	1,857,194
Conversion of convertible debt	18,500,915	9,089,153
Total	33,757,404	20,852,860

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customer (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This guidance is effective for annual periods beginning after December 15, 2018, including interim reporting periods therein. The Company is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

4.	RECEIVABLES

Receivables consist of the following:

	September 30, 2016	December 31, 2015
Calmare device sales receivable, net of allowance of $210,284 at September 30, 2016 and December 31, 2015	$-	$31,827
Royalties, net of allowance of $101,154 at September 30, 2016 and December 31, 2015	-	-
Other, net of allowance of $6,221 at September 30, 2016 and December 31, 2015	2,751	1,254
Total	$2,751	$33,081

5.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 12) based on the market price of its common stock. For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date. The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately $84,000 and $66,000 at September 30, 2016 and December 31, 2015, respectively, in Level 2 of the fair value hierarchy.

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

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepaid insurance	$4,549	$47,931
Other	961	10,103
Prepaid expenses and other current assets	$5,510	$58,034

8.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following:

	September 30, 2016	December 31, 2015
Property and equipment, gross	$220,051	$220,051
Accumulated depreciation and amortization	(208,720)	(196,325)
Property and equipment, net	$11,331	$23,726

Depreciation and amortization expense was $4,132 and $12,395, respectively, during the three and nine months ended September 30, 2016, and $3,904 and $12,267, respectively, for the three and nine months ended September 30, 2015.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Royalties payable	$588,685	$487,739
Accrued compensation	79,406	49,769
Commissions payable	21,525	15,900
Accrued interest payable	2,015,986	1,589,256
Other	183,798	205,360
Accrued expenses and other liabilities, net	$2,889,400	$2,248,024

Excluded above is approximately $217,000 of accrued expenses and other liabilities at September 30, 2016 and December 31, 2015, that fall under the Liability Purchase Agreement (“LPA”) with ASC Recap, LLC (“ASC Recap”), and are expected to be repaid using the process as described in Note 10.  Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

10.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge, Partners II, L.P. (“Southridge”). The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of the Company’s financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of December 29, 2016, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

11.	NOTES PAYABLE

Notes payable consist of the following:

Short term	September 30, 2016	December 31, 2015
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Series A-3 OID Convertible Notes and Warrants	14,353	14,353
Series B-2 OID Convertible Notes and Warrants	3,170,105	1,532,710
Short term notes payable, gross	5,908,438	4,271,043
Less LPA amount	(485,980)	(485,980)
Short term notes payable, net	$5,422,458	$3,785,063

Long term	September 30, 2016	December 31, 2015
Series B-1 OID Convertible Notes and Warrants	$-	$67,919

Details of notes payable as of September 30, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1 /2015
Series B-2 OID Convertible Notes and Warrants	3,323,529	3,170,105		None	$0.20 – 0.25	11/2015 – 03/2017
Short term notes payable, gross	$6,059,274	5,908,438
Less LPA amount		(485,980)
Short term notes payable, net		$5,422,458

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest. As of September 30, 2016, there is unpaid interest of $546,021 related to these notes. A conversion feature was added to the notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share. Additional terms have been added to all notes to include additional interest of 1% simple interest per month on all amounts outstanding for all notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the notes was not recorded. During 2014, management has been in negotiations to modify the terms of the notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $108,000 and $99,000 during the three months ended September 30, 2016 and September 30, 2015, respectively, and has recorded approximately $315,000 and $287,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively, As of September 30, 2016, the Company has recorded total additional interest of approximately $1,321,000.

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

As of September 30, 2016, the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. The Company recorded additional interest of approximately $3,400 during both the three months ended September 30, 2016 and September 30, 2015, and has recorded approximately $10,100 during both the nine months ended September 30, 2016 and September 30, 2015. As of September 30, 2016, the Company has recorded total additional interest of approximately $50,000 related to these notes.

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

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert his/her notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of September 30, 2016, the Company had not issued the shares due related to the conversion notice.

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

As of September 30, 2016, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of September 30, 2016, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of September 30, 2016, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of September 30, 2016, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

Warrants
Expected term	1 year
Volatility	128.74-134.16%34.16
Risk Free Rate	0.55-0.61%

The proceeds of the Notes were allocated to the components as follows:

Proceeds allocated at issue date
Private Offering Notes	$409,174
Private Offering Warrants	111,243
Beneficial Conversion feature	79,583
Total	$600,000

12.	SHAREHOLDERS’ DEFICIENCY

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
September 30, 2015
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

During the nine months ended September 30, 2016, 440,000 options were cancelled and 46,000 options expired.

During both the three and nine months ended September 30, 2016, there were no stock options issued to directors. During the three and nine months ended September 30, 2016, the Company recognized expense of $7,180 and $8,260, respectively, for stock options issued to employees and consultants. The Company realized a credit of $13,280 during the nine months ended September 30, 2016 for options cancelled as a result of the January 2016 resignation of the Company’s Chief Financial Officer.

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

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of September 30, 2016, dividends declared were $117,274, of which $4,726 and $14,075 were declared during the three and nine months ended September 30, 2016, respectively, and are recorded as interest expense. $98,528 of the total dividends declared have not been paid and are shown in accrued and other liabilities at September 30, 2016.

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

The Company recorded a convertible preferred stock derivative liability associated with the 375 shares of Series C Convertible Preferred Stock outstanding of $83,591 and $66,177 at September 30, 2016 and December 31, 2015, respectively.

The Company has classified the Series C Convertible Preferred Stock as a liability at September 30, 2016 and December 31, 2015 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

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

On August 14, 2014 the shareholders approved an amendment to the Company’s certification of incorporation to effect up to a one-for-ten reverse stock split (the “reverse Stock Split” of the Company’s issued and authorized outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of September 30, 2016, the Board of Directors has not implemented the Reverse Stock Split.

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

The Company issued 10,000 and 12,500 shares of its common stock to non-employee directors under its Director Compensation Plan during the three months ended March 31, 2016 and 2015, respectively. The Company recorded expense of $1,900 and $2,125 for director stock compensation expense in the three months ended March 31, 2016 and 2015, respectively. No shares were issued under the Director Compensation Plan in the three months ended September 30, 2016 and September 30, 2015. Additionally, no expense was recorded in the three months ended September 30, 2016 and September 30, 2015.

13.	CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

As of September 30, 2016, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

CME Acuity Rx, LLC (case pending) - On June 6, 2016, notice was issued to the Company that on May 26, 2016, CME Acuity Rx, LLC (the “Plaintiff”) filed a complaint against the Company, in the Superior Court of New Jersey. The complaint alleges the Company and Plaintiff entered into an agreement whereby the Company agreed to make payments to Plaintiff in return for services to the Company. Among other allegations, Plaintiff claims that the Company’s nonpayment to Plaintiff constitutes a breach of contract. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

Joel Bradus (case pending) – On November 9, 2016, the Company filed a complaint against Joel Bradus, an independent contractor for CME Acuity Rx, LLC, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Mr. Bradus interfered in the business relationship between the Company and CME Acuity Rx, LLC, interfered in the business relationship between the Company and one of its major customers, and engaged in written and oral defamatory conduct against the Company. The Company is seeking actual, consequential, compensatory and punitive damages.

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

As of September 30, 2016 and December 31, 2015, the Company has $380,400 and $308,400, respectively, owed in fees to current directors, which are in Accounts Payable.

As of September 30, 2016, $2,598,980 of the outstanding Notes payable were Notes payable to related parties; $2,498,980 to the Chairman of the Board and $100,000 to another director. As of September 30, 2016, unpaid interest related to these notes amounted to approximately $1,867,000 to the Chairman of the Board and $26,000 to another director, which is recorded in Accrued Expenses and Other Liabilities.

Dr. Stephen J. D’Amato, the Company’s chief medical officer is also one of the managing members of Calmar Pain Relief, LLC. Calmar Pain Relief purchases from the Company electrodes for use with the Calmare Device. These electrodes are purchased at the same price as those purchased by other customers. In the first nine months of 2016, purchases of electrodes by Calmar Pain Relief totaled $2,500.

Since October 15, 2015, the Company has a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share with an aggregate estimated fair value of $33,734. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company. As of September 30, 2016, the Company has $22,500 in consulting fees payable to the Admiral.

15.	SUBSEQUENT EVENTS

There are no subsequent events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – Three months ended September 30, 2016 vs. three months ended September 30, 2015

Summary of Results

Our net loss, for the quarter ended September 30, 2016, decreased to $648,000 or $0.02 per basic and diluted share as compared with a net loss of $1,063,000 or $0.04 per basic and diluted share in the three months ended September 30, 2015. This net loss decrease is primarily attributable to an increase in revenue and a decrease in operating expenses offset by an increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the three months ended September 30, 2016, increased $268,000 to $465,000 as compared with $197,000 in the three months ended September 30, 2015.

Cost of product sales, in the three months ended September 30, 2016, increased $66,000 to $126,000 as compared with $60,000 in the three months ended September 30, 2015. This increase in cost of product sales is attributable to the increase in Devices sold in the three months ended September 30, 2015 as compared with the three months ended September 30, 2015.

Calmare Device sales, in the three months ended September 30, 2016 and September 30, 2015 were comprised of five (5) and two (2) U.S. private sector sales, respectively.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the three months ended September 30, 2016, increased $3,000 to $5,000 compared to $2,000 in the three months ended September 30, 2015. The increase is primarily the result of the timing of certain royalties that occurred in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Other income, for the three months ended September 30, 2016, increased $17,000 to $31,000 as compared with $14,000 in the three months ended September 30, 2015. Other income includes:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Training payments and the sale of supplies i.e., electrodes and cables for use with Calmare Devices	$26,000	$8,000
Rental income from customers who were renting Calmare Devices from the Company	$5,000	$6,000

Expenses

Total expenses decreased $193,000 or 16% to $1,023,000 in the three months ended September 30, 2016 as compared with $1,216,000 in the three months ended September 30, 2015.

Total operating expenses decreased $250,000 or 28% to $635,000 in the three months ended September 30, 2016 as compared with $885,000 in the three months ended September 30, 2015.

Selling expenses decreased 66% or $45,000 to $23,000 in the three months ended September 30, 2016 as compared with $68,000 in the three months ended September 30, 2015. This increase is the result of lower overall commissions paid on the sales of the Devices in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to the sales of four Devices in the third quarter of 2016 without commission.

Personnel and consulting expenses, in the three months ended September 30, 2016, decreased 2% or $11,000 to $444,000 as compared with $455,000 in the three months ended September 30, 2015. This decrease is primarily attributable to slight decreases in both personnel and consulting expenses.

General and administrative expenses, in the three months ended September 30, 2016, decreased 54% or $194,000 to $168,000 as compared with $362,000 in the three months ended September 30, 2015. The decrease was primarily the result of a decrease of $103,000 in corporate legal expense costs related to ongoing litigation. Other general and administrative expenses including directors’ fees, travel and investor fees also decreased.

Interest expense, in the three months ended September 30, 2016, increased $94,000 or 31% to $394,000 as compared with $300,000 in the three months ended September 30, 2015 primarily as a result of the additional OID borrowings in 2015 and 2016.

Unrealized (gain) loss on derivative instruments, in the three months ended September 30, 2016, decreased $36,000 or 116% to ($5,000) as compared with $31,000 in the three months ended September 30, 2015. This reflects the impact of the Company’s common stock price on the Class C Preferred Stock at the end of each period.

Results of Operations – Nine months ended September 30, 2016 vs. nine months ended September 30, 2015

Summary of Results

Our net loss, for the nine months ended September 30, 2016, decreased to $2,638,000 or $0.09 per basic and diluted share as compared with a net loss of $2,846,000 or $0.10 per basic and diluted share in the nine months ended September 30, 2015. This net loss decrease is primarily attributable to an increase in revenue and a decrease in operating expenses partially offset by an increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare Devices in the nine months ended September 30, 2016, increased $311,000 to $716,000 as compared with $405,000 in the nine months ended September 30, 2015.

Cost of product sales, in the nine months ended September 30, 2016, increased $92,000 to $200,000 as compared with $108,000 in the nine months ended September 30, 2015. This increase in cost of product sales is attributable to the increase in sales.

Calmare Device sales, in the nine months ended September 30, 2016, were eight (8) Calmare Devices, one to the U.S. military and seven to the U. S. Private sector as compared with four (4) Devices to the U.S. private sector for the nine months ended September 30, 2015.

Due to the relatively long sales cycle for a Calmare Device, Calmare Device sales and related revenues and expenses can and will vary significantly from quarter to quarter.

Other Revenue

Retained royalties, in the nine months ended September 30, 2016, increased $7,000 to $14,000 compared to $7,000 for the nine months ended September 30, 2015. The increase is primarily the result of the timing of certain royalties that occurred in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Other income, for the nine months ended September 30, 2016, increased $16,000 to $55,000 as compared with $39,000 in the nine months ended September 30, 2015. Other income includes:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Training payments and the sale of supplies i.e., electrodes and cables for use with Calmare Devices	$38,000	$19,000
Rental income from customers who were renting Calmare Devices from the Company	$17,000	$20,000

Expenses

Total expenses increased $35,000 or 1% to $3,224,000 in the nine months ended September 30, 2016 as compared with $3,189,000 in the nine months ended September 30, 2015.

Total operating expenses decreased $404,000 or 16% to $2,050,000 in the nine months ended September 30, 2016 as compared with $2,454,000 in the nine months ended September 30, 2015.

Selling expenses decreased 23% or $26,000 to $86,000 in the nine months ended September 30, 2016 as compared with $112,000 in the nine months ended September 30, 2015. This decrease is primarily due to the sales of four Devices in the third quarter of 2016 without commission.

Personnel and consulting expenses, in the nine months ended September 30, 2016, decreased 1% or $19,000 to $1,310,000 as compared with $1,329,000 in the nine months ended September 30, 2015. This slight decrease is attributable to a $143,000 decrease in consulting costs offset by a $123,000 increase in personnel expenses as a result of recent hires.

General and administrative expenses, in the nine months ended September 30, 2016, decreased 35% or $358,000 to $654,000 as compared with $1,012,000 in the nine months ended September 30, 2015. The decrease was primarily the result of a decrease of $263,000 in corporate legal expense costs related to ongoing litigation. Other general and administrative expenses including directors’ fees, travel and investor fees also decreased.

Interest expense, in the nine months ended September 30, 2016, increased $466,000 or 67% to $1,157,000 as compared with $691,000 in the nine months ended September 30, 2015 primarily as a result of the additional OID borrowings in 2015 and 2016.

Unrealized loss on derivative instruments, in the nine months ended September 30, 2016, decreased $25,000 or 60% to $17,000 as compared with $42,000 in the nine months ended September 30, 2015. This reflects the impact of the Company’s common stock price on the Class C Preferred Stock at the end of each period.

Loss on conversion of notes was $2,600 for the nine months ended September 30, 2015. There was no loss on conversion of notes in the nine months ended September 30, 2016.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to sell our current technologies and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, sales of common stock and cash flows from operations, if any. At September 30, 2016, the Company had outstanding debt in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $5,908,000.

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

At September 30, 2016, cash was $7,000, as compared with $50,000 at December 31, 2015. Net cash used in operating activities was ($1,243,000) for the nine months ended September 30, 2016 as compared to ($1,136,000) for the nine months ended September 30, 2015, primarily reflecting an increase in debt discount amortization and use of inventory offset by a decrease in net loss, non-cash equity expenses, prepaid expenses and accounts payable.

There was no investing activity year to date in 2016 and minimal activity in 2015.

Net cash provided by financing activities was $1,200,000 for the nine months ended September 30, 2016 as compared to $1,180,000 for the nine months ended September 30, 2015, primarily as a result of the Company’s debt and equity financing activities in both periods.

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

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital deficiency at September 30, 2016. During the three and nine months ended September 30, 2016 and 2015, we had a significant concentration of revenues from sales of our Calmare Devices. We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

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

Notes Payable

Details of notes payable as of September 30, 2016 are as follows:

Short term	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	$0.25	1 /2015
Series B-2 OID Convertible Notes and Warrants	3,323,529	3,170,105		None	$0.20 – 0.25	11/2015 – 03/2017
Short term notes payable, gross	$6,059,274	5,908,438
Less LPA amount		(485,980)
Short term notes payable, net		$5,422,458

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,980
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest. As of September 30, 2016, there is unpaid interest of $546,021 related to these notes. A conversion feature was added to the notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share.  Additional terms have been added to all notes to include additional interest 1% simple interest per month on all amounts outstanding for all notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the notes was not recorded.  Since 2014, management has been in negotiations to modify the terms of the notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $315,000 during the nine months ended September 30, 2016, and has recorded additional interest in total of $1,321,000.

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

As of September 30, 2016 the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. As of September 30, 2016, there is also unpaid interest of approximately $50,000 related to these notes.

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

As of September 30, 2016, the remaining notes from 2014 have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of September 30, 2016, $1,008,235 of the notes from 2015 have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

During the quarter ended March 31, 2016, the Company did an additional private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,529,412 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term. The beneficial conversion feature and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense. As of September 30, 2016, these notes have reached their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of September 30, 2016, the Company and its majority-owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenue, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

(a)	Evaluation of disclosure controls and procedures

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Change in Internal Controls

During the period ending September 30, 2016, there were no changes in our internal control over financial reporting during that period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CME Acuity Rx, LLC (case pending) - On June 6, 2016, notice was issued to the Company that on May 26, 2016, CME Acuity Rx, LLC (the “Plaintiff”) filed a complaint against the Company, in the Superior Court of New Jersey. The complaint alleges the Company and Plaintiff entered into an agreement whereby the Company agreed to make payments to Plaintiff in return for services to the Company. Among other allegations, Plaintiff claims that the Company’s nonpayment to Plaintiff constitutes a breach of contract. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

Joel Bradus (case pending) – On November 9, 2016, the Company filed a complaint against Joel Bradus, an independent contractor for CME Acuity Rx, LLC, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Mr. Bradus interfered in the business relationship between the Company and CME Acuity Rx, LLC, interfered in the business relationship between the Company and one of its major customers, and engaged in written and oral defamatory conduct against the Company. The Company is seeking actual, consequential, compensatory, and punitive damages.

Item 1A.	Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016 that were not otherwise disclosed in a Current Report on Form 8-K.

.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed..

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

CALMARE THERAPEUTICS INCORPORATED
(the registrant)

	By	/s/ Conrad Mir
Conrad Mir
President and Chief Executive Officer
December 29, 2016		Authorized Signer (Duly Authorized Officer and Principal Executive Officer)

	By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer
December 29, 2016		Authorized Signer (Duly Authorized Officer and Principal Financial Officer)

