Form 10-K
period 2016-12-31
CALMARE THERAPEUTICS Inc
filed 2017-07-21
CIK 102198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-08696

CALMARE THERAPEUTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	36-2664428
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1375 Kings Highway East, Suite 400, Fairfield, CT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 368-6044

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of $0.1001as reported by the OTCQB, as of the last business day of the registrant’s most recently completed second quarter (June 30, 2017).	$3,040,702

As of July 17, 2017, the registrant had 30,376,639 shares of its common stock, $0.01 par value per share, outstanding.

Documents Incorporated By Reference: None

Calmare Therapeutics Incorporated

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Overview:

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated. The Company (collectively, “we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

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

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement. (see The Company’s Distribution Rights, Marineo and Delta under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and in Footnote 16, COMMITMENTS AND CONTINGENCIES)

The Company has a majority-owned subsidiary, Vector Vision, Inc., which receives retained royalties from the Company’s previous business model, the licensing of patents.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2016. We continue to seek revenue from increased sales of Calmare Devices as well as expansion of sales of the devices into new markets. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we continue to pursue increased sales of our Calmare Devices. The Company does not have any significant individual cash or capital requirements in the budget going forward. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

On September 3, 2010, the Company’s securities began trading on the OTCQB marketplace under the ticker symbol CTTC, having been delisted from the NYSE Amex (the “Exchange”). On October 5, 2010, the Company’s securities began trading on the OTC Market’s top tier, the OTCQX. Effective February 9, 2015, the Company’s securities began trading on the OTC Pink. Effective May 23, 2016, the Company’s securities were uplisted and began trading on the OTCQB.

Revenue Generation

Revenue for 2016 was primarily from the sale of Calmare Devices to end users in the United States. It also includes rental income from situations where we rented Calmare Devices to end-users in the United States. A small percentage of revenue is derived from the sale of supplies and training, rental payments and the sale of rental assets. Additionally, the Company continues to receive a small amount of retained royalties as a result of the licensing of patents derived from the Company’s prior business model. These revenues are declining as the Company no longer actively licenses patents and existing licensing agreements are reaching the end of their term.

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

In June 15, 2010, the Company became a government contractor and was granted its first General Services Administration (“GSA”) contract (V797P-4300B) from the U.S. Veterans Administration (the “VA”) for Calmare Devices. In 2016 and 2015, we had a significant concentration of revenue from sales and rentals of our Calmare Device, specifically 96.6% of total revenue in 2016 and 92.2% of total revenue in 2015.

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

Employees

We currently employ the full-time equivalent of seven (7) people. We also had independent consultants under contract to provide general and specific services specifically in (a) finance, (b) management, (c) medical device services, (d) business development, and (e) sales. In addition to the diverse technical, intellectual property, legal, financial, marketing and business expertise of our professional team, from time to time we rely on advice from outside specialists to fulfill other Company needs.

Corporate Governance

The Company’s Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit and Nominating Committees of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are available on our website at www.calmaretherapeutics.com/investors/governance.html.

Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (“SEC”) on our website, www. calmaretherapeutics.com, as soon as reasonably practicable after they are filed. Our website’s content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

You may read and copy materials we file with the SEC on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

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

We derived more than 96% of our total revenue in 2016 from one technology.

Total revenue consists of revenue from product sales, retained royalties, and other income. We derived approximately $1,105,000, or 96.6%, of 2016 revenue from sales and rentals of our Calmare pain therapy medical device technology. An additional 2% of revenue derived indirectly from that technology through sales of supplies and training. A concentration of revenue makes our operations vulnerable to patent changes or expiration, or to variability in the medical device market, or to the development of new and competing technologies and could have a significant adverse impact on our financial position.

In the last five fiscal years, we incurred significant net losses and negative cash flows, and our ability to finance future losses is limited, and may significantly affect existing stockholders.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2016. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets. The Company does not have any significant individual capital requirements in the budget going forward. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices.

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

Our exclusive, worldwide rights to sell the chronic pain reduction technology, effectuated through the Calmare Device, which accounted for more than 96% of our total revenue in 2016, was obtained through an agreement in 2007 and the Company continues to sell the Device under the terms of that agreement.

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

In July 2012, the Company and the Parties worked on a five-year extension to the 2011 Agreement (the “2012 Amendment”). However, the Company believes that the 2012 Amendment is neither valid nor enforceable as it was never duly signed or authorized and subsequently deemed null and void. Therefore, the Company’s rights are determined by the 2011 Amendment which provides the Company with the exclusive rights to manufacture and sell the Calmare Device worldwide using the Technology. The Company is negotiating an extension to the 2007 Agreement and continues to sell the Device under the terms of the 2007 Agreement.

We depend on government approvals to commercially develop our primary product.

The Calmare Device currently has a 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). Full commercial introduction in the United States will require an “approval” from the FDA. The FDA’s approval process is rigorous, time consuming and costly. We may not be successful in obtaining FDA approval for the Calmare Device. In addition, we will require approval from foreign government agencies to commercially market the Calmare Device in those countries. We may not be successful in obtaining approval from individual foreign government agencies.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;
●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Our shares are considered “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 2,700 square feet of office space in Fairfield, CT. Effective October 2013, the Company extended the term of the lease through February 2017 with an average annual cost of approximately $63,000. In February, 2017, the Company extended the lease through February 2018 at an average annual cost of $82,000.

Item 3. Legal Proceedings

Cases pending:

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

On June 7, 2017, William Austin Lewis (“Lewis”), Lewis Asset Management (“Lewis Asset”), Lewis Opportunity Fund LP (“Lewis Opportunity Fund”), and William A. Lewis Defined Pension Plan and Trust (“Lewis Defined Pension Plan and Trust”) filed a complaint in the United States District Court for the Southern District of New York, against the Company, Conrad F. Mir (“Mir”), Peter Brennan (“Brennan”) Rustin Howard (“Howard”), and Carl O’Connell (“O’Connell”) (collectively, “Defendants”). The lawsuit alleges that Defendants violated federal securities laws and disseminated false and misleading statements concerning the financial status and contractual relations of the Company. Lewis, Lewis Opportunity Fund, and Lewis Defined Pension Plan and Trust are shareholders in the Company. The complaint seeks to recover unspecified compensatory and punitive damages. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

On March 13, 2017, Bryan Clark filed a complaint against the Company, in the Circuit Court of the First Judicial Circuit in and for Escambia County, Florida. The complaint alleges that the Company is in breach of the terms of its promissory note with Mr. Clark. The Company is negotiating a settlement with Mr. Clark.

Cases settled:

On August 18, 2014, notice was issued to the Company that on June 23, 2014, Timothy Conley filed a complaint against the Company, in the United States District Court for the District of Rhode Island. The complaint alleged that the Company’s former acting interim chief executive, Johnnie Johnson, and Mr. Conley entered into an agreement whereby the Company agreed to make payments to Mr. Conley. Among other allegations, Mr. Conley claims that the Company’s nonpayment to Mr. Conley constitutes a breach of contract. On March 16, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with Mr. Conley. Under the terms of this agreement, the Company, without acknowledging any liability, agreed to a settlement payment to fully and completely resolve all claims from the Mr. Conley’s complaint. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party. The Company has accrued the amount of the settlement in Accounts Payable and Accrued Expenses and Other Liabilities as of December 31, 2016.

On June 6, 2016, notice was issued to the Company that on May 26, 2016, CME Acuity Rx, LLC (“CME Acuity”) filed a complaint against the Company, in the Superior Court of New Jersey. The complaint alleged the Company and CME Acuity entered into an agreement whereby the Company agreed to make payments to CME Acuity.in return for services to the Company. Among other allegations, CME Acuity claimed that the Company’s nonpayment to CME Acuity constituted a breach of contract. On February 27, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with CME Acuity. Under the terms of this Agreement, the Company, without acknowledging any liability, agreed to a settlement payment to fully and completely resolve all claims from the CME Acuity complaint. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party. The Company has accrued the amount of the settlement in Accounts Payable as of December 31, 2016.

On November 9, 2016, the Company filed a complaint against Joel Bradus, an independent contractor for CME Acuity, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Mr. Bradus interfered in the business relationship between the Company and CME Acuity, interfered in the business relationship between the Company and one of its major customers, and engaged in written and oral defamatory conduct against the Company. The Company was seeking actual, consequential, compensatory and punitive damages. On February 27, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with Mr. Bradus. Under the terms of this agreement, Mr. Bradus agrees to take no action which is intended, or would reasonably be expected, to cause material harm to the Company. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party.

Other:

On January 27, 2017, Christine Chansky (the “Plaintiff”) filed a complaint against the Company, in the United States District Court for the District of New Jersey. The complaint alleged wrongful termination and other claims. On May 25, 2017, the Court filed a 60-day order administratively terminating the action. The Company is discussing a settlement with Ms. Chansky, however, to date, no settlement has been reached.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock had been traded on the NYSE Amex under the ticker symbol CTT since April 25, 1984. On September 3, 2010, our stock was delisted from the NYSE Amex and began trading on the OTCQB under the ticker symbol CTTC. On October 5, 2010, our stock began trading on the OTC market’s top tier, the OTCQX. Effective February 9, 2015, the Company’s securities began trading on the OTC Pink. Effective May 23, 2016, the Company’s securities began trading on the OTCQB.

The following table shows the high and low market prices on OTC Markets for our shares for each fiscal quarter for the two most recent fiscal years.

Year Ended December 31, 2016			Year Ended December 31, 2015
	High	Low		High	Low
First Quarter	$0.36	$0.13	First Quarter	$0.33	$0.13
Second Quarter	$0.26	$0.17	Second Quarter	$0.49	$0.14
Third Quarter	$0.24	$0.13	Third Quarter	$0.36	$0.21
Fourth Quarter	$0.23	$0.10	Fourth Quarter	$0.28	$0.11

(b)	Holders of Common Stock

At July 17, 2017, there were 432 holders of record of our common stock.

(c)	Dividend Policy

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

(d)	Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes securities available under our equity compensation plans as of December 31, 2016.

	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares Issuable Under Current Outstanding awards	Number of Securities available for future issuance
Equity compensation plans approved by security holders:
None					—

Equity compensation plans not approved by security holders:
1997 Employee Stock Option Plan	$2.25	15,000	—	15,000	—
2000 Directors’ Stock Option Plan	$1.67	40,000	—	40,000	—
2011 Employees’, Directors’ and Consultants’ Stock Option Plan	$0.16	1,447,500	—	1,447,500	0

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, N.Y. 11219.

Unregistered Sales of Equity Securities

Common stock

During 2016, the Company issued 261,943 shares with a fair value of $49,769 to Conrad Mir, its President and CEO, for the remainder of his 2015 bonus and his 2015 unused accrued vacation. The Company also issued 178,808 shares with a fair value of $27,000 to Conrad Mir, its President and CEO, as a portion of his 2016 bonus.

Series B-2 Original Issue Discount Convertible Notes and Warrants

During the quarter ended March 31, 2016, the Company did a private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,529,412 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

During the quarter ended June 30, 2016, the Company did a private offering of convertible notes and warrants, under which it issued $705,882 of convertible promissory notes for consideration of $600,000, the difference between the proceeds from the notes and principal amount consists of $105,882 of original issue discount. The notes are convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holders were also issued market-related warrants for 3,000,000 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

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

Reliance on one revenue source.

In 2016, we had a significant concentration of revenue from our Calmare devices. We continue to seek revenue from increased sales of devices in the United States as well as expansion into new markets.

Results of Operations – December 31, 2016 versus December 31, 2015

Summary of Results

Our net loss for 2016 increased to $3,759,000 or $0.13 per basic and diluted share as compared with a net loss of $3,678,000 or $0.13 per basic and diluted share for 2015. This net loss increase is primarily attributable to an increase in revenue, a decrease in operating expenses and an increase in interest expense.

Revenue and Gross Profit from Sales

Revenue from the sale and shipment of Calmare® devices (the “Devices”), for 2016, increased 24% or $214,000 to $1,105,000 as compared with $891,000 for 2015.

Cost of product sales, for 2016, increased 13% or $37,000 to $317,000 as compared with $280,000 for 2015. Gross margin increased 29% to $788,000 in 2016 from $612,000 in 2015 due to the higher gross margin associated with U.S. private sector sales. Both cost of product sales and gross margin were impacted by a one-time credit of $56,000 in 2016. This credit reversed a 2015 accrual for additional royalties related to the sale of Devices. In 2016, the Company determined that this additional royalty was not required. Cost of product sales and gross margin were also impacted by an adjustment of $70,000 to inventory as a result of a physical count.

Device sales, for 2016, increased with the sale of twelve (12) Devices as compared with nine (9) Device sales for 2015. Device sales for 2016 were comprised of eleven (11) U.S. private sector sales and one (1) U.S. military sale as compared to nine (9) U.S. private sector sales for 2015. The primary reason for this increase was the increased focus on domestic and military sales.

Due to the relatively long sales cycle for a Device, Device sales and related revenues and expenses can and will vary significantly from period to period.

Other Revenue

Retained royalties, for 2016, decreased by 51% or $18,000 to $17,000 as compared with the $35,000 of retained royalties for 2015. The decrease in royalties is primarily attributable to a one-time $17,000 royalty payment received in 2015.

Other income, for 2016, decreased 32% or $22,000 to $47,000 as compared with $69,000 for 2015, primarily because of a decline in training revenue. Other income includes:

	2016	2015
Training payments and the sale of supplies i.e., electrodes and cables for use with our Calmare® devices	$23,000	$43,000
Rental income from customers renting Calmare® devices	$24,000	$26,000

Expenses

Total expenses, for 2016, increased 7% or $286,000 to $4,680,000 as compared with $4,394,000 for 2015.

Total operating expenses, for 2016, decreased 5% or $169,000 to $3,246,000 as compared with $3,415,000 for 2015.

Selling expenses, for 2016, decreased 38% or $94,000 to $157,000 compared with $251,000 for 2015. This decrease is due primarily to a number of devices sold directly to customers in 2016 that did not incur sales commission.

Personnel and consulting expenses, for 2016, increased 24% or $407,000 to $2,107,000 as compared with $1,700,000 for 2015. Personnel expenses, for 2016, increased 61% or $587,000 to $1,542,000, as compared with $955,000 for 2015. Consulting expenses, for 2016, decreased 24% or $180,000 to $565,000, as compared with $745,000 for 2015. The increase in personnel expenses reflects new hires in late 2015 and early 2016. The decrease in consulting fees primarily relate to a decrease in external marketing, sales and investment/funding consultants.

General and administrative expenses, for 2016, decreased 33% or $481,000 to $982,000 as compared with $1,463,000 for 2015. The change reflects a net effect of:

a)	$30,000 decrease in travel expenses due to a reduction in executive travel;

b)	$44,000 decrease in directors’ expense primarily due to a decrease in the cost of insurance;

c)	$236,000 decrease in legal expenses due to an decrease in litigation expense in 2016 related to all pending cases;

d)	$30,000 increase in audit and tax services fees related to the deferral of activities from 2015 to 2016;

e)	$30,000 decrease in investor and public relations expenses; and

f)	$171,000 decrease in other expenses, primarily miscellaneous expense, of which $107,000 was a one-time expense in 2015.

Interest expense, for 2016, increased $457,000 to $1,434,000 as compared with $977,000 for 2015 primarily as a result of the additional OID borrowings in 2015 and 2016.

Other expense items, for 2016, decreased $3,000 to $0 as compared with $3,000 in 2015 due to various settlements of notes and warrants in 2015 that did not occur in 2016.

In current and prior years, we generated significant federal and state income and alternative minimum tax (“AMT”) losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income. In the years ended December 31, 2016 and 2015, we incurred additional losses but did not record a benefit since the benefit was fully reserved (see below).

The NOLs are an asset to us if we can use them to offset or reduce future taxable income and therefore reduce the amount of both federal and state income taxes to be paid in future years. Previously, since we were incurring losses and could not be sure that we would have future taxable income to be able to use the benefit of our NOLs, we recorded a valuation allowance against the asset, reducing its book value to zero. In 2016 and 2015, the benefit from our net loss was offset completely by a valuation allowance recorded against the asset. We did not show a benefit for income taxes. We will reverse the valuation allowance or portions thereof when we determine it is more likely than not that our NOL’s will be utilized. We have substantial federal and state NOLs to use against future regular taxable income. In addition, we can use our NOLs to reduce our future AMT liability. A significant portion of the remaining NOLs at December 31, 2016, approximately $4,308,000, was derived from income tax deductions related to the stock options exercises. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Financial Condition and Liquidity

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and market new or existing technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand and cash flows from operations, if any, including royalty legal awards, short term debt, and sales of common stock. At December 31, 2016, we had outstanding debt, in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $6,028,000.

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

At December 31, 2016, cash was $13,000, as compared with $50,000 at December 31, 2015. Net cash used in operating activities was $(1,237,000) for 2016 as compared to $(1,531,000) for 2015, primarily reflecting the decrease in the net loss in 2016 compared to 2015, as well as decreases in stock option expense, accounts payable, prepaid expenses and accrued expenses partially offset by an increase in the use of inventory and prepaid expenses. There was minimal investing activity in 2016 and 2015. Net cash provided by financing activities was $1,200,000 for 2016 as compared to $1,580,000 for 2015 primarily as a result of the Company’s debt financing activities in both years.

We currently have the benefit of using a portion of our accumulated NOLs to eliminate any future regular federal and state income tax liabilities. We will continue to receive this benefit until we have utilized all of our NOLs, federal and state. However, we cannot determine when and if we will be profitable and thus able to utilize the benefit of the remaining NOLs before they expire.

At December 31, 2016, we had aggregate federal net operating loss carryforwards of approximately $50,110,000, which expire at various times from 2017 through 2036. A majority of our federal NOLs can be used to reduce taxable income used in calculating our AMT liability. We also have state net operating loss carry forwards of approximately $48,548,000 that expire through 2036.

A significant portion of the NOLs remaining at December 31, 2016, approximately $4,308,000, was derived from income tax deductions related to the exercise of stock options.

Going Concern

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2016. During 2016 and 2015, we had a significant concentration of revenues from our Calmare® pain therapy medical device technology. We continue to seek revenue from new and existing technologies or products to mitigate the concentration of revenues, and replace revenues from expiring licenses on other technologies.

Although we have taken steps to significantly reduce operating expenses going forward, even at these reduced spending levels, should the anticipated increase in revenue from sales of Calmare® medical devices and other technologies not occur, the Company may not have sufficient cash flow to fund operations through 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Debt Financing

Notes payable as of December 31, 2016 consists of the following:

	Principal Amount	Carrying Value		Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980		6%	$1.05	Various 2014

24 month Convertible Notes ($100,000 to Board member)	225,000	225,000		6%	1.05	March 2014 – June 2014

Series A-3 OID Convertible Notes and Warrants	11,765	14,353	(1)	None	0.25	January 2015

Series B-1 OID Convertible Notes and Warrants	80,000	77,849		None	0.23	March 2017

Series B-2 OID Convertible Notes and Warrants	3,243,529	3,211,648		None	0.20-0.25	Aug. 2015 – Jan. 2017
Notes Payable, gross	$6,059,274	6,027,830
Less LPA amount		(485,980)
Notes Payable, net		$5,541,850

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest. As of December 31, 2016, there is unpaid interest of $615,000 related to these notes. A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share. Additional terms have been added to all Notes to include additional interest of 1% simple interest per month on all amounts outstanding for all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded. During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of approximately $425,000 for the year ended December 31, 2016, and has recorded additional interest in total of $1,432,000.

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

As of July 17, 2017, the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note, or the June 2012 $100,000 note and is in default under the terms of the notes. As of December 31, 2016, there is also $53,000 unpaid interest related to these notes.

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

The note holders were also issued market-related warrants for 129,412 shares of common stock. The warrants have an exercise price of $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, all of the notes from 2015, totaling $1,478,823, have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of these notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of these notes.

Capital requirements

We continue to seek revenue from new technology licenses to mitigate the concentration of revenue, and replace revenue from expiring licenses. We have created a new business model for appropriate technologies that allows us to move beyond our usual royalty arrangement and share in the profits of distribution.

For 2017, we expect our capital expenditures to be less than $100,000.

Contractual Obligations and Contingencies

At December 31, 2016, our contractual obligations were:

Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations, principally rent (1)	$95,000	$82,000	$14,000	$—	$—

(1)	The current lease expires February 2018.

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

As of December 31, 2016, the Company and its majority owned subsidiary, Vector Vision, Inc. (“VVI”), have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

As of December 31, 2016, and December 31, 2015, the Company has $431,300 and $308,400, respectively, owed in fees to current directors, which are in Accounts Payable.

At December 31, 2016, and December 31, 2015, $2,598,980 of the outstanding Notes Payable were payable to related parties; $2,498,980 to the Chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro. Accrued Interest on the Note to Mr. Brennan, which is in Accrued Liabilities, was $615,000 and $465,000, respectively, as of December 31, 2016 and December 31, 2015. Accrued Interest on the Note to Mr. Yarbro, which is in Accrued Liabilities, was $28,000 and $22,000, respectively, as of December 31, 2016 and December 31, 2015. In addition, the Company has recorded additional interest on Mr. Brennan’s Notes, pending negotiations, of $1,432,000 as of December 31, 2016, and $1,007,000 as of December 31, 2015 (see 90 day Convertible Notes above).

On September 15, 2015, the Company announced the appointment of Stephen J. D’Amato, M.D. as chief medical officer of the Company. During 2010, Calmar Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2016 and 2015, Calmar Pain Relief purchased certain supplies from the Company totaling $3,200 and $1,900, respectively. Dr. D’Amato is one of the managing members of Calmar Pain Relief, LLC.

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five-year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company. On January 19, 2017, the Admiral resigned from the Board of Directors. As of January 19, 2017, the Company has $30,000 in consulting fees payable to the Admiral.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calmare Therapeutics Incorporated and Subsidiary

Fairfield, CT

We have audited the accompanying consolidated balance sheets of Calmare Therapeutics Incorporated and Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calmare Therapeutics Incorporated and Subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Calmare Therapeutics Incorporated and Subsidiary will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since fiscal year 2006 and has a working capital and shareholders’ deficit at December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York

July 21, 2017

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$12,551	$49,801
Receivables, net of allowance of $317,659 at December 31, 2016 and 2015	3,366	33,081
Inventory	3,838,220	4,028,220
Prepaid expenses and other current assets	7,878	58,034
Total current assets	3,862,015	4,169,136
Security Deposits	15,000	15,000
Property and equipment, net	7,199	23,726

TOTAL ASSETS	$3,884,214	$4,207,862

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,086,825	$1,895,382
Liabilities under claims purchase agreement	1,995,320	1,995,320
Accounts payable, GEOMC	4,182,380	4,182,380
Accrued expenses and other liabilities	3,442,308	2,248,024
Deferred revenue	6,400	6,400
Notes payable	5,541,850	3,785,063
Series C convertible preferred stock liability	375,000	375,000
Series C convertible preferred stock derivative liability	66,177	66,177
Total current liabilities	17,696,260	14,553,746

Long term notes payable	—	67,919

Commitments and contingencies
Shareholders’ deficit:
5% preferred stock, $25 par value, 35,920 shares authorized, 2,427 shares issued and outstanding	60,675	60,675
Series B preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Series C convertible preferred stock, $1,000 par value, 750 shares authorized, 375 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized at December 31, 2016 and at December 31, 2015, 28,966,639 shares issued and outstanding at December 31, 2016 and 28,515,888 shares issued and outstanding at December 31, 2015	289,666	285,158
Capital in excess of par value	49,037,296	48,611,413
Accumulated deficit	(63,199,683)	(59,371,049)

Total shareholders’ deficit	(13,812,046)	(10,413,803)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,884,214	$4,207,862

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

	Year ended December 31, 2016	Year ended December 31, 2015
Revenue
Product sales	$1,105,050	$891,472
Cost of product sales	317,286	279,687
Gross profit from product sales	787,764	611,785

Other Revenue
Retained royalties	16,712	34,748
Other income	47,114	69,304
Total other revenue	63,826	104,052

Operating expenses
Selling expenses	157,298	250,995
Personnel and consulting expenses	2,106,972	1,700,166
General and administrative expenses	981,747	1,463,396
Total operating expenses	3,246,017	3,414,557

Operating loss	(2,394,427)	(2,698,720)

Other expense (income)
Interest expense	1,434,207	976,774
Loss on conversion of notes	—	2,588
Total other expense	1,434,207	979,362

Loss before income taxes	(3,828,634)	(3,678,082)
Provision (benefit) for income taxes	—	—

Net loss	$(3,828,634)	$(3,678,082)

Basic and diluted loss per share	$(0.13)	$(0.13)

Basic and diluted weighted average number of common shares outstanding:	28,715,010	27,885,238

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock
	Shares outstanding	Amount	Shares outstanding	Amount	Capital in excess of par value	Accumulated deficit	Total Shareholders’ Deficit
Balance – January 1, 2015	2,427	$60,675	25,908,978	$259,089	$47,634,857	$(55,692,697)	$(7,738,346)
Net loss						(3,678,082)	(3,678,082)
Common shares and warrants issued for consulting services			740,000	7,400	206,400		213,800
Common stock issued to directors			12,500	125	2,000		2,125
Stock option compensation expense					61,186		61,186
Common stock issued upon conversion of notes			29,410	294	5,588		5,882
Private offering of common stock and warrants			1,825,000	18,250	346,750		365,000
Warrant and beneficial conversion feature on notes payable					354,632		354,632
Balance – December 31, 2015	2,427	$60,675	28,515,888	$285,158	$48,611,413	$(59,371,049)	$(10,413,803)
Net loss	—	—	—	—	—	(3,828,634)	(3,828,634)
Common stock issued to directors	—	—	10,000	100	1,800	—	1,900
Stock option compensation expense	—	—	—	—	15,440	—	15,440
Stock grants to employees	—	—	440,751	4,408	72,361	—	76,769
Warrant and beneficial conversion feature on notes payable	—	—	—	—	336,282	—	336,282
Balance – December 31, 2016	2,427	$60,675	28,966,639	$289,666	$49,037,296	$(63,199,683)	$(13,812,046)

See accompanying notes

CALMARE THERAPEUTICS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015
Cash flows from operating activities:
Net loss	$(3,828,634)	$(3,678,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,527	16,475
Stock option compensation expense	15,440	61,186
Share-based compensation – common stock	78,669	2,125
Common stock and warrants to consultants	—	213,800
Bad debt expense	73	41
Debt discount amortization	825,150	402,918
Loss on conversion of notes	—	2,588
Changes in assets and liabilities:
Receivables	29,642	(30,803)
Prepaid expenses and other current assets	50,156	195,068
Inventory	190,000	90,000
Accounts payable, accrued expenses and other liabilities	1,385,727	1,207,086
Deferred revenue	—	(13,286)
Net cash used in operating activities	(1,237,250)	(1,530,883)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,561)
Net cash used in investing activities	—	(4,561)

Cash flows from financing activities:
Proceeds from notes payable	1,200,000	1,257,000
Repayment of note and warrant settlement	—	(42,500)
Proceeds from common stock and warrants	—	365,000
Net cash provided by financing activities	1,200,000	1,579,500

Net increase (decrease) in cash	(37,250)	44,056
Cash at beginning of year	49,801	5,745
Cash at end of year	$12,551	$49,801

Supplemental Cash Flow Information
Cash Paid for interest	$—	$10,000

See accompanying notes

Supplemental disclosure of non-cash transactions:

During 2016, the Company allocated $336,282 of convertible note proceeds for the fair value of warrants and beneficial conversion feature to additional paid in capital.

During 2016, there was an adjustment of $70,000 to inventory as a result of a physical audit.

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

Calmare Therapeutics Incorporated (the “Company”) was incorporated in Delaware in 1971 as Competitive Technologies, Inc., succeeding an Illinois corporation incorporated in 1968. Effective August 20, 2014, the Company changed its name from Competitive Technologies, Inc. to Calmare Therapeutics Incorporated. The Company and its majority-owned (56.1%) subsidiary, Vector Vision, Inc., (collectively, “we,” “our,” or “us”), is a medical device company developing and commercializing innovative products and technologies for chronic neuropathic pain. The Company’s flagship medical device, the Calmare® Pain Therapy Device (the “Calmare Device”), is the world’s only non-invasive and non-addictive modality that can successfully treat chronic, neuropathic pain.

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

The Company has a device manufacturing agreement, (the “Manufacturing Agreement”), with GEOMC Co., Ltd. (“GEOMC”, formerly Daeyang E & C Co., Ltd.) of Seoul, South Korea, to manufacture the Calmare Device, as per the specification delineated in the Company’s Food and Drug Administration’s 510k clearance (#K081255). As per this “clearance,” the Company has the sole, irrevocable right to sell the Calmare Device in the United States and global reciprocity countries. The Manufacturing Agreement is in effect for a period of ten (10) years through September 2017, subject to terms and conditions.

The Calmare Device currently has a 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). Full commercial introduction in the United States will require an “approval” from the FDA. The FDA’s approval process is rigorous, time consuming and costly. We may not be successful in obtaining FDA approval for the Calmare Device.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Vector Vision, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred operating losses since fiscal 2006 and has a working capital and shareholders’ deficiency at December 31, 2016. We continue to seek revenue from expansion of sales of the Calmare devices into new markets. At current reduced spending levels, the Company may not have sufficient cash flow to fund operations through 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments to reflect the possible future effect of the recoverability and classification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependent upon its developing other recurring revenue streams sufficient to cover operating costs. If necessary, we will meet anticipated operating cash requirements by further reducing costs, issuing debt or equity, and/or pursuing sales of certain assets and technologies while we continue to pursue increased sales of our Calmare devices. The Company does not have any significant capital requirements in the budget going forward. There can be no assurance that the Company will be successful in such efforts. To return to and sustain profitability, we must increase our revenue through sales of our Calmare Devices and other products and services related to the Devices. Failure to develop a recurring revenue stream sufficient to cover operating expenses would negatively affect the Company’s financial position.

Our liquidity requirements arise principally from our working capital needs, including funds needed to find and obtain new technologies or products, and protect and enforce our intellectual property rights, if necessary. We fund our liquidity requirements with a combination of cash on hand, debt and equity financing, and cash flows from operations, if any, including royalty legal awards. At December 31, 2016, we had outstanding debt, in the form of promissory notes with a total principal amount of $6,059,000 and a carrying value of $6,028,000.

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

Revenue Recognition

We earn revenue in two ways: retained royalties from licensing our clients’ and our own technologies to our customer licensees, and from sales of finished products, including the Calmare Device. We record revenue when the terms of the sales arrangement are accepted by all parties including a fee that is fixed and determinable, delivery has occurred and our customer has taken title, and collectability is reasonably assured, net of sales tax

We are the primary obligor, responsible for delivering devices as well as for training our customers in the proper use of the device. We deal directly with customers, setting pricing and providing training; work directly with the inventor of the technology to develop specifications and any changes thereto and to select and contract with manufacturing partners; and retain significant credit risk for amounts billed to customers. Therefore, all product sales are recorded following a gross revenue methodology.

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

Concentration of Revenues

Total revenue consists of revenue from product sales, retained royalties, and other income. During the year ended December 31, 2016, we derived approximately $1,129,000 or 96.6% of total revenue from sales and rentals of our Calmare devices. An additional 2% of revenue derived indirectly from those sales through sales of supplies and training. The remaining 1.4% of total revenue is derived from royalty payments.

During the year ended December 31, 2015, we derived approximately $917,500 or 92.2% of total revenue from sales and rentals of our Calmare devices. An additional 4.3% of revenue derived indirectly from those sales through sales of supplies and training. The remaining 3.5% of total revenue is derived from royalty payments.

Expenses

Cost of product sales includes contractual payments to inventor and manufacturer relating to our Calmare Device. Expenses associated with shipping Devices are also included in cost of product sales.

Selling expenses include commission expenses and other direct sales costs related to sales of Calmare Devices.

Personnel and consulting expenses include salaries and benefits for employees plus consulting expenses related to technologies and specific revenue initiatives, and other direct costs.

General and administrative expenses include directors’ fees and expenses, public company related expenses, professional services, including financing, marketing, audit and legal services, rent and other general business and operating expenses.

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

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated fair value is less than the carrying amount of the asset, we record an impairment loss. If a quoted market price is available for the asset or a similar asset, we use it to determine estimated fair value. We re-evaluate the remaining useful life of the asset and adjust the useful life accordingly. There were no impairment indicators identified during the years ended December 31, 2016 and 2015.

Income Taxes

Income taxes are accounted for under an asset and a liability approach that requires recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s consolidated financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Net Income (Loss) Per Share

We calculate basic net income (loss) per share based on the weighted average number of common shares outstanding during the period without giving any effect to potentially dilutive securities. Net income (loss) per share, assuming dilution, is calculated giving effect to all potentially dilutive securities outstanding during the period.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 718 – “Compensation – Stock Compensation.” Accordingly, the Company recognizes compensation expense equal to the fair value of the stock awards at the time of the grant over the requisite service period.

Our accounting for share-based compensation has resulted in our recognizing non-cash compensation expense related to stock options granted to employees, which is included in personnel and consulting expenses, and stock options granted to our directors, which is included in general and administrative expenses.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued. When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the ASU also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt. The ASU becomes effective for annual periods ending after December 15, 2016, and for any annual and interim periods thereafter. The Company has adopted this standard and has appropriately included disclosures relating to its financial position and results of operations.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This ASU deferred the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, which had been issued in May 2014. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are now effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted after December 31, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue From Contracts With Customers. The amendments address the following areas: collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition, and transition technical correction. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted after December 31, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms and conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted after December 31, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.	INCOME TAXES

In current and prior years, we generated significant federal and state income and alternative minimum tax losses, and these net operating losses (“NOLs”) were carried forward for income tax purposes to be used against future taxable income.

A reconciliation of our effective income tax rate compared to the U.S. federal statutory rate is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Provision (benefit) at U.S. federal statutory rate	(34.0)%	(34.0)%
State provision (benefit), net of U.S. federal tax	(4.9)	(4.9)
Permanent differences	0.2	0.1

Other items	0.2	1.9
Deferred tax valuation allowance	38.5	36.9
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consist of the following:

	December 31, 2016	December 31, 2015
Net federal and state operating loss carryforwards	$20,072,124	$18,513,698
Impairment of investments	531,470	531,470
Other, net	798,494	795,327
Deferred tax assets	21,402,088	19,840,495
Valuation allowance	(21,402,088)	(19,840,495)
Net deferred tax assets	$—	$—

At December 31, 2016, we had aggregate federal net operating loss carryforwards of approximately $50,180,000 which expire at various times from 2017 through 2036. A majority of our federal NOLs can be used to reduce taxable income used in calculating our alternative minimum tax liability. We also have state net operating loss carryforwards of approximately $48,618,000 that expire at various times through 2036.

Approximately $4,308,000 of our NOL carryforward remaining at December 31, 2016 was derived from income tax deductions related to the exercise of stock options. The tax effect of these deductions will be credited against capital in excess of par value at the time they are utilized for book purposes, and not credited to income. We will never receive a benefit for these NOLs in our statement of operations.

Changes in the valuation allowance were as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Balance, beginning of year	$19,840,495	$18,210,959
Change in temporary differences	3,167	28,061
Change in net operating and capital losses	1,558,426	1,601,476
Balance, end of year	$21,402,088	$19,840,495

Our ability to derive future tax benefits from the net deferred tax assets is uncertain and therefore we continue to provide a full valuation allowance against the assets, reducing the carrying value to zero. We will reverse the valuation allowance if future financial results are sufficient to support a carrying value for the deferred tax assets.

At December 31, 2016 and December 31, 2015, we had no uncertain tax positions.

We include interest and penalties on the underpayment of income taxes in income tax expense.

We file income tax returns in the United States and Connecticut. Our open tax years for review are fiscal years ended December 31, 2013 through year ended December 31, 2015. The Company’s returns filed with Connecticut are subject to audit as determined by the statute of limitations.

4.	NET LOSS PER COMMON SHARE

The following sets forth the denominator used in the calculations of basic net loss per share and net loss per share assuming dilution:

	Year ended December 31, 2016	Year ended December 31, 2015
Denominator for basic net loss per share, weighted average shares outstanding	28,715,010	27,855,268
Dilutive effect of common stock options	N/A	N/A
Dilutive effect of Series C convertible preferred stock and convertible debt	N/A	N/A
Denominator for net loss per share, assuming dilution	28,715,010	27,855,268

Due to the net loss incurred for the years ended December 31, 2016, and December 31, 2015, the denominator used in the calculation of basic net loss per share was the same as that used for net loss per share, assuming dilution, since the effect of any options, convertible preferred shares, convertible debt or warrants would have been anti-dilutive.

Potentially dilutive securities outstanding are summarized as follows:

	December 31, 2016	December 31, 2015
Exercise of common stock options	1,502,500	2,038,500
Exercise of common stock warrants	9,625,042	9,207,486
Conversion of Series C convertible preferred stock	2,320,760	2,450,980
Conversion of convertible debt	18,500,915	11,442,095
Total	31,949,217	25,139,061

5.	SHAREHOLDERS’ DEFICIENCY

Common Stock

During 2013, the Company entered into an Equity Purchase Agreement (“EPA”) with Southridge Partners II, L.P. (“Southridge”). Under the terms of the EPA, which was filed with the SEC on February 26, 2013, Southridge will purchase, at the Company’s election, up to $10,000,000 of the Company’s registered common stock (the “Shares”). During the two year term of the EPA, the Company may at any time in its sole discretion deliver a “put notice” to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety percent of the lowest closing bid price for the Company’s common stock during the ten-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company’s common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company’s common stock.

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

On August 14, 2014, the shareholders approved an amendment to the Company’s certificate of incorporation to effect up to a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Board of Directors, in its sole discretion, has discretion to implement the Reverse Stock Split. As of July 17, 2017, the Board of Directors has not implemented the Reverse Stock Split.

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

During 2016, the Company issued 440,751 shares to its President & CEO in lieu of cash bonuses earned from April 1, 2015 through September 30, 2016. The Company recorded a compensation expense of $76,769 related to this transaction in 2016.

The Company issued 10,000 and 12,500 shares of its common stock to non-employee directors under its Director Compensation Plan in 2016 and 2015, respectively. The Company recorded expense of $1,900 and $2,125 for director stock compensation expense in 2016 and 2015, respectively.

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

On December 15, 2010, the Company issued a $400,000 promissory note. The promissory note was scheduled to mature on December 31, 2012 with an annual interest rate of 5%.

On December 15, 2010, the Company’s Board of Directors authorized the issuance of 750 shares of Series C Convertible Preferred Stock ($1,000 par value) with a 5% cumulative dividend to William R. Waters, Ltd. of Canada. On December 30, 2010, 750 shares were issued. The Company converted the above $400,000 promissory note into 400 shares and received cash of $350,000 for the remaining 350 shares.

Effective June 16, 2011, William R. Waters, Ltd. of Canada converted one half of its Series C Convertible Preferred Stock, or 375 shares, to 315,126 shares of common stock.

The rights of the Series C Convertible Preferred Stock are as follows:

a)	Dividend rights – The shares of Series C Convertible Preferred Stock accrue a 5% cumulative dividend on a quarterly basis and is payable on the last day of each fiscal quarter when declared by the Company’s Board. As of December 31, 2016, dividends declared were $122,000, of which $18,801 were declared during the year ended December 31, 2016 and $103,254 have not been paid and are shown in accrued and other liabilities at December 31, 2016.

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

The Company recorded a convertible preferred stock derivative liability of $66,177 associated with the 375 shares of Series C Convertible Preferred Stock outstanding at both December 31, 2016 and December 31, 2015.

The Company has classified the Series C Convertible Preferred Stock as a liability at December 31, 2016 and at December 31, 2015 because the variable conversion feature may require the Company to settle the conversion in a variable number of its common shares.

6.	RECEIVABLES

Receivables consist of the following:

	December 31, 2016	December 31, 2015
Calmare device sales receivable, net of allowance of $210,284 and $210,284 at December 31, 2016 and 2015, respectively	$—	$31,827
Royalties, net of allowance of $101,154 at December 31, 2016 and 2015	—	—
Other, net of allowance of $6,221 and $6,221 at December 31, 2016 and 2015, respectively	3,366	1,254
Total	$3,366	$33,081

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2016	December 31, 2015
Property and equipment, gross	$220,051	$220,051
Accumulated depreciation and amortization	(212,852)	(196,325)
Property and equipment, net	$7,199	$23,726

Depreciation and amortization expense was $16,527 and $16,475 for the years ended December 31, 2016 and 2015, respectively.

8.	AVAILABLE-FOR-SALE AND EQUITY SECURITIES

	December 31, 2016	December 31, 2015	Number of shares	Type
Security Innovation, Inc.	—	—	223,317	Common stock
Xion Pharmaceutical Corporation	—	—	0	Common stock

In prior years, we acquired 3,129,509 shares of NTRU Cryptosystems, Inc. (“NTRU”) common stock, and certain preferred stock that later was redeemed, in exchange for cash and a reduction in our future royalty rate on sales of NTRU’s products. NTRU was a privately held company that sold encryption software for security purposes, principally in wireless markets. There was no public market for NTRU shares. In 2003, we wrote down the value of NTRU to $0, but we continued to own the shares. On July 22, 2009, all NTRU assets were acquired by Security Innovation, an independent provider of secure software located in Wilmington, MA. We received 223,317 shares of stock in the privately held Security Innovation for our shares of NTRU.

In September 2009 we announced the formation of a joint venture with Xion Corporation for the commercialization of our patented melanocortin analogues for treating sexual dysfunction and obesity. We received 60 shares of privately held Xion Pharmaceutical Corporation common stock in June 2010. The Company currently owns 30% of the outstanding stock of Xion Pharmaceutical Corporation. On March 23, 2015, the Company received notice that Xion Pharmaceutical Corporation was to be dissolved. The dissolution was effective October 14, 2015.

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

The Company values its derivative liability associated with the variable conversion feature on its Series C Convertible Preferred Stock (Note 5) based on the market price of its common stock. For each reporting period the Company calculates the amount of potential common stock that the Series C Preferred Stock could convert into based on the conversion formula (incorporating market value of our common stock) and multiplies those converted shares by the market price of its common stock on that reporting date. The total converted value is subtracted by the consideration paid to determine the fair value of the derivative liability. The Company classified the derivative liability of approximately $66,000 at both December 31, 2016 and December 31, 2015 in Level 2 of the fair value hierarchy.

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

10.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2016	December 31, 2015
Prepaid insurance	$2,151	$47,931
Other	5,727	10,103
Prepaid expenses and other current assets	$7,878	$58,034

11.	LIABILITIES ASSIGNED TO LIABILITY PURCHASE AGREEMENT

During the third quarter of 2013, the Company negotiated a LPA with Southridge. The LPA takes advantage of a provision in the Securities Act of 1933, Section 3(a)(10), that allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The process, approved by the court in August 2013, has the potential to eliminate nearly $2.1 million of our financial obligations to existing creditors who agreed to participate and executed claims purchase agreements with Southridge’s affiliate ASC Recap accounting for $2,093,303 of existing payables, accrued expenses and other current liabilities, and notes payable. The process began with the issuance in September 2013 of 1,618,235 shares of the Company’s common stock to ASC Recap. During September and October 2013, ASC Recap sold the Company’s common stock and during the three months ended March 31, 2014 paid creditors approximately $80,000 from the proceeds and retained a service fee of approximately $27,000. During 2014, the Company also made cash payments of $18,000 for accrued expenses previously included in the LPA amount. As of July 17, 2017, no further shares of the Company’s common stock had been issued to ASC Recap to settle creditors’ balances.

There can be no assurance that the Company will be successful in completing this process with Southridge, and the Company retains ultimate responsibility for this debt, until fully paid.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2016	December 31, 2015
Royalties payable	$583,482	$487,739
Accrued compensation	386,559	49,769
Commissions payable	79,480	15,900
Accrued interest payable	2,172,124	1,589,256
Other	220,663	105,360
Accrued expenses and other liabilities, net	$3,442,308	$2,248,024

Excluded above is approximately $217,000 of accrued expenses and other liabilities for both December 31, 2016 and December 31, 2015 that fall under the LPA with ASC Recap, and are expected to be repaid using the process as described in Note 11. Because there can be no assurance that the Company will be successful in completing this process, the Company retains ultimate responsibility for these liabilities, until fully paid down.

13.	NOTES PAYABLE

Notes payable consist of the following:

Short term	December 31, 2016	December 31, 2015
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000
Series A-3 OID Convertible Notes and Warrants	14,353	14,353
Series B-1 OID Convertible Notes and Warrants	77,849	—
Series B-2 OID Convertible Notes and Warrants	3,211,648	1,532,710
Short term notes payable, gross	6,027,830	4,271,043
Less LPA amount	(485,980)	(485,980)
Short term notes payable, net	$5,541,850	$3,785,063

Long term	December 31, 2016	December 31, 2015
Series B-1 OID Convertible Notes and Warrants	$—	$67,919

Details of notes payable as of December 31, 2016, are as follows:

Short term	Principal Amount	Carrying Value	Cash Interest Rate	Common Stock Conversion Price	Maturity Date
90 day Convertible Notes (Chairman of the Board)	$2,498,980	$2,498,980	6%	$1.05	Various 2014
24 month Convertible Notes ($100,000 to Board member)	225,000	225,000	6%	$1.05	3/2014 – 6/2014
Series A-3 OID Convertible Notes and Warrants	11,765	14,353(1)	None	$0.25	1/2015
Series B-1 OID Convertible Notes and Warrants	$80,000	$77,849	None	$0.23	3/2017
Series B-2 OID Convertible Notes and Warrants	3,243,529	3,211,648	None	$0.20 – 0.25	8/2015 – 1/2017
Short term notes payable, gross	$6,059,274	6,027,830
Less LPA amount		(485,980)
Short term notes payable, net		$5,541,850

(1)	Includes $2,588 of accrued loss on conversion of OID note.

90 day Convertible Notes

The Company has issued 90-day notes payable to borrow funds from a director, now the chairman of our Board, as follows:

2013	$1,188,900
2012	1,210,000
2011	100,000
Total	$2,498,980

These notes have been extended several times and all bear 6.00% simple interest. As of December 31, 2016, there is unpaid interest of $584,000 related to these notes. A conversion feature was added to the Notes when they were extended, which allows for conversion of the eligible principal amounts to common stock at any time after the six month anniversary of the effective date – the date the funds are received – at a rate of $1.05 per share. Additional terms have been added to all Notes to include additional interest of 1% simple interest per month on all amounts outstanding for all Notes if extended beyond their original maturity dates and to provide the lender with a security interest in unencumbered inventory and intangible assets of the Company other than proceeds relating to the Calmare Device and accounts receivable.

Due to the Board’s February 10, 2014 decision authorizing management to nullify certain actions taken by prior management, the additional terms noted above were not approved and therefore, the additional interest for the extension of the Notes was not recorded. During 2014, management has been in negotiations to modify the terms of the Notes. However, until those negotiations are resolved, the Company has agreed to honor the additional terms and as such, the Company recorded additional interest of $425,000 and $388,000 during the years ended December 31, 2016 and December 31, 2015, respectively. The Company has recorded total additional interest of $1,432,000 through December 31, 2016.

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

As of July 17, 2017, the Company has not repaid the principal due on the March 2012 $100,000 note, the April 2012 $25,000 note or the June 2012 $100,000 note and is in default under the terms of the notes. There is also unpaid interest of $53,000 related to these notes at December 31, 2016.

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

The note holders were also issued market-related warrants for 129,412 shares of common stock. The warrants have an exercise price $0.60 and a term of 2 years. The beneficial conversion feature, if any, and the warrants were recorded to additional paid-in-capital. The Company allocated the proceeds received to the notes, the beneficial conversion feature and the warrants on a relative fair value basis at the time of issuance. The total debt discount is amortized over the life of the notes to interest expense.

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

During the quarter ended March 31, 2015, a holder of Series A-3 OID convertible notes and warrants delivered to the Company a notice of conversion related to the Series A-3 OID convertible notes. Additionally, the Company offered the Noteholder an inducement to convert these notes to shares. The inducement provided the Noteholder a conversion price of $0.20. All other original terms, including the warrant terms, remained the same. Upon notice of conversion, the Company: (i) accelerated and recognized as interest expense in the current period any remaining discount, and (ii) recognized a loss for the fair value of the additional shares offered as the conversion inducement. As of July 17, 2017, the Company had not issued the shares due related to the conversion notice.

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

As of July 17, 2017, the remaining notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

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

As of July 17, 2017, these notes have passed their maturity date. The Company has not repaid the amounts due on these notes and is in default under the terms of the notes.

14.	STOCK-BASED COMPENSATION PLANS

2011 Employees’, Directors’ and Consultants’ Stock Option Plan – In May 2011, the Board of Directors approved a new option plan for employees, directors and consultants. Pursuant to this plan which is administered by a Committee appointed by the Board of Directors, we could grant to qualified employees, directors and consultants either incentive options or nonstatutory options (as defined by the Internal Revenue Service). The stock options granted per written option agreements approved by the Committee, must have exercise prices not less than 100% of the Fair Market Value of our common stock on the date of the grant. No options could be granted under this plan after December 31, 2015.

The following information relates to the 2011 Option Plan:

	December 31, 2016	December 31, 2015
Common shares reserved for issuance on exercise of options	1,447,500	1,867,500
Shares available for future option grants	0	0

1997 Employee Stock Option Plan – Pursuant to our 1997 Employees’ Stock Option Plan, as amended (the “1997 Option Plan”), we could grant to employees either incentive stock options or nonqualified stock options (as defined by the Internal Revenue Service). The stock options had to be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The maximum life of stock options granted under this plan is ten years from the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. No options could be granted under this plan after September 30, 2007.

The following information relates to the 1997 Option Plan:

	December 31, 2016	December 31, 2015
Common shares reserved for issuance on exercise of options	15,000	51,000
Shares available for future option grants	—	—

2000 Director’s Stock Option Plan – Pursuant to our Directors’ Stock Option Plan (the “Directors’ Option Plan”), we could grant each non-employee director 10,000 fully vested, nonqualified common stock options when the director first is elected, and 10,000 common stock options on the first business day of January thereafter, as long as the individual is a director. All such stock options are granted at an option price not less than 100% of the fair market value of the common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. No options could be granted after January 4, 2010.

The following information relates to the 2000 Directors’ Stock Option Plan:

	December 31, 2016	December 31, 2015
Common shares reserved for issuance on exercise of options	40,000	120,000
Shares available for future option grants	—	—

Summary of Common Stock Options – The total fair value of shares vested in the years ended December 31, 2016 and December 31, 2015 was $28,720 and $61,186, respectively, of non-cash compensation expense. Of these amounts, $28,720 and $53,223 was included in personnel and consulting expenses, from stock options granted to employees, and vesting during the year ended December 31, 2016 and 2015, respectively.

Also $0 and $7,963 of noncash compensation expense was included in general and administrative expenses, from stock options granted to directors pursuant to the Directors Option Plan in the years ended December 31, 2016 and 2015, respectively. Since these stock options are fully vested upon grant, the full fair value of the stock options is recorded as expense at the date of grant.

The Company realized a credit of $13,280 in 2016 for options cancelled as a result of the January 2016 resignation of the Company’s Chief Financial Officer.

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

During the year ended December 31, 2016, no stock options were granted.

We estimated the fair value of each option on the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015
Dividend yield (1)	—%	0.0%
Expected volatility (2)	—%	159.8% - 164.5%
Risk-free interest rates (3)	—%	1.61%
Expected lives (2)	—	5 years

(1)	We have not paid cash dividends on our common stock since 1981, and currently do not have plans to pay or declare cash dividends. Consequently, we used an expected dividend rate of zero for the valuations.

(2)	Estimated based on our historical experience. Volatility was based on historical experience over a period equivalent to the expected life in years.
(3)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.

A summary of the status of all our common stock options as of December 31, 2016 and 2015, and changes during the periods then ended is presented below.

	Year ended December 31, 2016				Year ended December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values		Shares	Weighted Average Exercise Price	Aggregate Intrinsic Values
Outstanding at beginning of period	2,038,500	$0.40	$		1,692,000	$0.44
Granted	—	—			350,000	0.26
Expired or terminated	(46,000)	1.90			(4,000)	5.34
Forfeited	(490,000)	0.79			—	—
Exercised	—				—
Outstanding at end of year	1,502,500	$0.22		$111,206	2,038,500	$0.40	$100,500

Vested at end of year	1,118,500	$0.24		$89,186	1,212,500	$0.52	$60,550

Nonvested at end of year	384,000	$0.18		$22,020	826,000	$0.21	$40,000

Weighted average fair value per share of options issued during the year		$—				$0.26

Generally, we issue new shares of common stock to satisfy stock option exercises.

15.	401(k) PLAN

We have an employee-defined contribution plan qualified under section 401(k) of the Internal Revenue Code (the “Plan”), for all employees age 21 or over, and meeting certain service requirements. The Plan has been in effect since January 1, 1997. Participation in the Plan is voluntary. Employees may defer compensation up to a specific dollar amount determined by the Internal Revenue Service for each calendar year. We do not make matching contributions, and employees are not allowed to invest in our stock under the Plan.

Our directors may authorize a discretionary contribution to the Plan, allocated according to the provisions of the Plan, and payable in shares of our common stock valued as of the date the shares are contributed. No contributions were accrued or made in the years ended December 31, 2016 and 2015.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases –

Future minimum rental payments required under operating leases with remaining non-cancelable lease terms as of December 31, 2016, are as follows:

More than 5 years	$—
3-5 years	—
1-3 years	13,645
Within 1 year	81,301
Total	$94,946

Total rental expense for all operating leases was:

	Year ended December 31, 2016	Year ended December 31, 2015
Minimum rental payments	$70,597	$68,315
Deferred rent charge	(7,522)	(4,793)
	$63,077	$63,522

Contingencies – Revenue based

As of December 31, 2016, the Company and its majority owned subsidiary, VVI, have remaining obligations, contingent upon receipt of certain revenues, to repay up to $165,788 and $199,334, respectively, in consideration of grant funding received in 1994 and 1995. The Company also is obligated to pay at the rate of 7.5% of its revenues, if any, from transferring rights to certain inventions supported by the grant funds. VVI is obligated to pay at rates of 1.5% of its net sales of supported products or 15% of its revenues from licensing supported products, if any.

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

Cases pending:

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

On June 7, 2017, William Austin Lewis (“Lewis”), Lewis Asset Management (“Lewis Asset”), Lewis Opportunity Fund LP (“Lewis Opportunity Fund”), and William A. Lewis Defined Pension Plan and Trust (“Lewis Defined Pension Plan and Trust”) filed a complaint in the United States District Court for the Southern District of New York, against the Company, Conrad F. Mir (“Mir”), Peter Brennan (“Brennan”) Rustin Howard (“Howard”), and Carl O’Connell (“O’Connell”) (collectively, “Defendants”). The lawsuit alleges that Defendants violated federal securities laws and disseminated false and misleading statements concerning the financial status and contractual relations of the Company. Lewis, Lewis Opportunity Fund, and Lewis Defined Pension Plan and Trust are shareholders in the Company. The complaint seeks to recover unspecified compensatory and punitive damages. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

On March 13, 2017, Bryan Clark filed a complaint against the Company, in the Circuit Court of the First Judicial Circuit in and for Escambia County, Florida. The complaint alleges that the Company is in breach of the terms of its promissory note with Mr. Clark. The Company is negotiating a settlement with Mr. Clark.

Cases settled:

On August 18, 2014, notice was issued to the Company that on June 23, 2014, Timothy Conley filed a complaint against the Company, in the United States District Court for the District of Rhode Island. The complaint alleged that the Company’s former acting interim chief executive, Johnnie Johnson, and Mr. Conley entered into an agreement whereby the Company agreed to make payments to Mr. Conley. Among other allegations, Mr. Conley claims that the Company’s nonpayment to Mr. Conley constitutes a breach of contract. On March 16, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with Mr. Conley. Under the terms of this agreement, the Company, without acknowledging any liability, agreed to a settlement payment to fully and completely resolve all claims from the Mr. Conley’s complaint. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party. The Company has accrued the amount of the settlement in Accounts Payable and Accrued Liabilities as of December 31, 2016.

On June 6, 2016, notice was issued to the Company that on May 26, 2016, CME Acuity Rx, LLC (“CME Acuity”) filed a complaint against the Company, in the Superior Court of New Jersey. The complaint alleged the Company and CME Acuity entered into an agreement whereby the Company agreed to make payments to CME Acuity.in return for services to the Company. Among other allegations, CME Acuity claimed that the Company’s nonpayment to CME Acuity constituted a breach of contract. On February 27, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with CME Acuity. Under the terms of this Agreement, the Company, without acknowledging any liability, agreed to a settlement payment to fully and completely resolve all claims from the CME Acuity complaint. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party. The Company has accrued the amount of the settlement in Accounts Payable as of December 31, 2016.

On November 9, 2016, the Company filed a complaint against Joel Bradus, an independent contractor for CME Acuity, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Mr. Bradus interfered in the business relationship between the Company and CME Acuity, interfered in the business relationship between the Company and one of its major customers, and engaged in written and oral defamatory conduct against the Company. The Company was seeking actual, consequential, compensatory and punitive damages. On February 27, 2017, the Company entered into a Settlement, Compromise and Mutual Release Agreement with Mr. Bradus. Under the terms of this agreement, Mr. Bradus agrees to take no action which is intended, or would reasonably be expected, to cause material harm to the Company. Each party has also released and discharged the other party of any liability or claims that the first party ever had, may have had, or in the future have against the other party.

Other:

 On January 27, 2017, Christine Chansky (the “Plaintiff”) filed a complaint against the Company, in the United States District Court for the District of New Jersey. The complaint alleged wrongful termination and other claims. On May 25, 2017, the Court filed a 60-day order administratively terminating the action. The Company is discussing a settlement with Ms. Chansky, however, to date, no settlement has been reached.

17.	RELATED PARTY TRANSACTIONS

Our board of directors determined that when a director’s services are outside the normal duties of a director, we compensate the director at the rate of $1,000 per day, plus expenses, which is the same amount we pay a director for attending a one-day Board meeting. We classify these amounts as consulting expenses, included in personnel and consulting expenses.

As of December 31, 2016, and December 31, 2015, the Company has $433,300 and $308,400, respectively, owed in fees to current directors, which are in Accounts Payable.

At December 31, 2016 and at December 31, 2015, $2,598,980 of the outstanding Notes were payable to related parties; $2,498,980 to the chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro. Accrued Interest on the Note to Mr. Brennan, which is in Accrued Liabilities, was $615,000 and $465,000, respectively, as of December 31, 2016 and December 31, 2015. Accrued Interest on the Note to Mr. Yarbro, which is in Accrued Liabilities, was $28,000 and $22,000, respectively, as of December 31, 2016 and December 31, 2015. In addition, the Company has recorded additional interest on Mr. Brennan’s Notes, pending negotiations, of $1,432,000 as of December 31, 2016, and $1,007,000 as of December 31, 2015 (see 90 day Convertible Notes above).

On September 15, 2015, the Company announced the appointment of Stephen J. D’Amato, M.D. as chief medical officer of the Company. During 2010, Calmar Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2016 and 2015, Calmar Pain Relief purchased certain supplies from the Company totaling $3,200 and $1,900, respectively. Dr. D’Amato is one of the managing members of Calmar Pain Relief, LLC.

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five-year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company. On January 19, 2017, the Admiral resigned from the Board of Directors. As of January 19, 2017, the Company has $30,000 in consulting fees payable to the Admiral.

18.	SUBSEQUENT EVENTS

On January 19, 2017, Robert T. Conway, Jr. informed Calmare Therapeutics Incorporated (the “Company”) of his decision to resign, effective immediately, from the Company’s Board of Directors (the “Board”). Mr. Conway was the Chairman of Nominating and Corporate Governance Committee and a member of Compensation Committee of the Board at the time of his resignation. The resignation was not the result of any disagreements with the Company.

On January 19, 2017, Steve Roehrich informed the Company of his decision to resign, effective at the close of business on January 19, 2017, from the Company’s Board. Mr. Roehrich was a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee of the Board at the time of his resignation. The resignation was not the result of any disagreements with the Company.

On January 24, 2017, the Company’s Board of Directors voted unanimously to reduce the number of board members from seven (7) to five (5).

On March 15, 2017, the Company entered into an Agreement with a consulting firm to provide marketing and investor relations advice to the Company. Under the terms of the Agreement, the Company paid the consulting firm one million, four hundred thousand shares (1,400,000) of Common Stock valued at $170,800.

On March 18, 2017, Stan Yarbro was removed as a Director of the Company by a majority vote of the Board, effective immediately. Mr. Yarbro was Chairman of the Audit Committee and a member of the Compensation Committee of the Board at the time of his removal.

During the quarter ended March 31, 2017, the Company did an additional private offering with Peter Brennan, Chairman of the Board, under which it issued a convertible promissory Note in the amount of $24,706 for consideration of $21,000, the difference between the proceeds from the Note and principal amount consisting of $3,706 of original issue discount. The Note is convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holder was also issued market-related warrants for 123,530 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

During the quarter ended March 31, 2017, the Company did an additional private offering under which it issued a convertible promissory Note in the amount of $102,000. The Note is convertible any time after issuance at a conversion price equal to 58% of the lowest trading price in the twenty (20) days prior to conversion. The Note also bears an interest rate of 12% per annum. There is a requirement that the Company reserve 20 million shares of common stock for future conversion of this Note.

During the quarter ended June 30, 2017, the Company did an additional private offering with Peter Brennan, Chairman of the Board, under which it issued a convertible promissory Note in the amount of $82,353 for consideration of $70,000, the difference between the proceeds from the Note and principal amount consisting of $12,353 of original issue discount. The Note is convertible at an initial conversion price of $0.20 per share any time after issuance thereby having an embedded beneficial conversion feature. The note holder was also issued market-related warrants for 411,765 in shares of common stock. The warrants have an exercise price of $0.60 and a 1-year term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on the foregoing, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 as a result of the material weaknesses in internal control over financial reporting described below. As a result, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of any change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the Company’s latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016 because of material weaknesses existing as of such date resulting from the accruals associated with certain liabilities and a lack of sufficient resources in accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements.

The Company is evaluating measures to remediate the aforementioned by continuing to augment the Company’s existing resources with additional consultants or employees to assist in financial statement preparation and the analysis and recording of accounting transactions. Although the Company believes that this corrective step will enable management to conclude that the internal controls over the Company’s financial reporting are effective, the Company cannot provide assurance that these steps will be sufficient and the Company may be required to expend additional resources to remediate the material weaknesses.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Board of Directors

The following table sets forth the names, ages and positions of all of the directors and executive officers of the Company and the positions they hold as of the date hereof. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name and Address	Age	Position(s)
Conrad Mir	48	President and Chief Executive Officer, Director
Thomas P. Richtarich	64	Chief Financial Officer
Peter Brennan	61	Chairman of the Board
Rustin R. Howard	60	Director
Carl D. O’Connell	53	Director

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Conrad Mir, 48, has been a director, President and Chief Executive Officer of the Company since October 2013. He has over twenty years of investment banking, financial structuring, and corporate reengineering experience. He has served in various executive management roles and on the Board of Directors of several companies in the biotechnology industry. From December 2012 until September 2013, Mr. Mir served as the Chief Financial Officer of Pressure BioSciences, Inc., (OTCQB: PBIO), a sample preparation company advancing its proprietary pressure cycling technology. From June 2011 until October 2012, Mr. Mir was Chairman and Chief Executive Officer of Genetic Immunity, Inc., a plasmid, DNA company in the HIV space. From November 2008 until May 2011, Mr. Mir served as Executive Director of Advaxis, Inc., (OTCQB: ADXS), a vaccine biotechnology company. Over the last ten years, he was responsible for raising more than $40 million in growth capital and broadening corporate reach to new investors and current shareholders. Mr. Mir has worked for several investment banks including Sanford C. Bernstein, First Liberty Investment Group, and Nomura Securities International. He holds a BS/BA in Economics and English with special concentrations in Mathematics and Physics from New York University.

We believe Mr. Mir’s qualifications to serve on our Board of Directors include his proven track record in executive management in biotechnology and medical device companies, capital raising, financial instrument structuring and corporate reengineering.

Thomas P. Richtarich, 64, Chief Financial Officer, joined the Company in January 2016. Mr. Richtarich has held roles in corporate financial management for public and privately held companies for over twenty years. Prior to joining CTI, Mr. Richtarich has run his own consulting firm, serving as the Chief Financial Officer for his clients and providing assistance to clients in the areas of financial management, strategic planning, capital fund raising, compensation/benefits, talent management and marketing. During 2014 through 2015, Mr. Richtarich served as Director of Finance, Human Resources, and Administration and Chief Financial Officer of ReadMe Systems, Inc., a privately held company, where his efforts led to a revitalization of the company through capital raises and employee recruitment. From 2009 through 2013, Mr. Richtarich served as Director – Human Resources and Administration and Corporate Secretary of TranSwitch Corporation, a public company. During this tenure, Mr. Richtarich managed strategic restructuring, compliance with SEC requirements, benefits programs, and talent acquisition. Mr. Richtarich began his professional career with Southern New England Telephone in various positions in strategic planning, marketing and sales each providing him with progressively increasing management and leadership responsibilities. Mr. Richtarich received his Bachelor of Arts in Political Science from Fairfield University and his Master’s in Business Administration from the University of Connecticut Graduate School of Business.

Peter Brennan, CFA, 61, has been a director of the company since June 2011. Mr. Brennan is a New York based investor who has worked over 30 years in the investment management business as an analyst and portfolio manager. In 2004 he founded Damel Investors LLC, a private partnership which invests in small technology companies. Mr. Brennan received his MBA from the University of Chicago in 1979 and his BA from Haverford College in 1977. He is a member and past Chairman of the Corporate Governance Committee of the New York Society of Security Analysts and received the 2001 Volunteer of the Year award from the NYSSA. Mr. Brennan was a member of the US Advocacy Committee of the CFA Institute and was a founding member of the Capital Markets Policy Council of the CFA Institute for Market Integrity, the global advocacy committee of the CFA Institute.

We believe Mr. Brennan’s qualifications to serve on our Board of Directors include expertise in working with small medical device companies as well as his experience in the investment community and as an investor in the pharmaceutical, medical device and health care industries.

Rustin R. Howard, 60, has been a director of the company since October 2007. Mr. Howard is the chairman of the Board of Directors of Deep Gulf, Inc., which builds energy transportation systems and associated facilities to serve niche economies. Mr. Howard also serves on the Board of Directors of Silver Bullet Technology, Inc. Silver Bullet, builds and sells software for the banking and payment processing industry. In 1990, he founded and served as Chief Executive Officer and Chairman of the Board of Directors of Phyton, Inc., the world leader in the use of proprietary plant cell fermentation technology, that is used for production of paclitaxel, the active ingredient of Bristol-Myers Squibb’s (NYSE:BMY) multi-billion dollar anticancer drug, Taxol®. Phyton was sold to DFB Pharmaceuticals, Inc. in 2003. Previously, Mr. Howard served as President and Chief Executive Officer of BioWorks Inc., a biotechnology company he founded to develop, produce, and sell products that replace chemical pesticides. Mr. Howard earned his MBA from Cornell University’s Johnson Graduate School of Management, where he focused his studies on entrepreneurship, and managing innovation and technology.

We believe Mr. Howard’s qualifications to serve on our Board of Directors include his expertise in biotechnology and product development as well as his experience in technology and high-growth business development.

Carl D. O’Connell, 53, has been a director of the Company since January 2013, having served as its President and Chief Executive Officer from November 2012 to September 2013. Mr. O’Connell has 30 years of experience in the healthcare field and 20 years as a leader in the medical device arena. Prior to joining the Company, Mr. O’Connell held executive positions for top global medical device and Fortune 500 companies. He recently served as President and Chief Executive Officer for the US Healthcare Division MedSurg for ITOCHU, a Japanese conglomerate, Vice President of Global Marketing for Stryker Spine, and President of Carl Zeiss Surgical, the market leader in optical digital solutions for Neurosurgery, Spine, Ophthalmology, ENT and Dentistry.

We believe Mr. O’Connell’s qualifications to serve on our Board of Directors include his proven track record in commercializing medical technologies as well as building effective and profitable sales and distribution organizations.

Corporate Governance

The Company’s Corporate Governance Principles, Corporate Code of Conduct, the Committee Charters for the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors, the unofficial restated Certificate of Incorporation and the By-Laws are all available on our website at www.calmaretherapeutics.com /investors/governance.html.

Board Meetings and Committees

The Board has three committees, with current membership as follows:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Peter Brennan, Chairman	Carl O’Connell, Chairman	Rustin Howard, Chairman

Rustin Howard	Rustin Howard	Carl O’Connell

Carl O’Connell	Peter Brennan	Peter Brennan

During the fiscal year ended December 31, 2016, the board of directors met six times.

The Audit Committee held six meetings during the fiscal year ended December 31, 2016. The Compensation Committee held one meeting in conjunction with Board Meetings in 2016. The Nominating and Corporate Governance committee each held one meeting during fiscal year ended December 31, 2016. In 2016, all directors attended at least 75% of all meetings of the Board of Directors, and the committees on which they served after becoming a member of the Board or Committee. We expect all directors to attend the next Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

Audit Committee

The function of the Audit Committee is to assist the Board in fulfilling its responsibility to the shareholders relating to our corporate accounting matters, financial reporting practices, and the quality and integrity of our financial reports. The Audit Committee’s purpose is to assist the Board with overseeing:

●	the reliability and integrity of our financial statements, accounting policies, internal controls and disclosure practices;
●	our compliance with legal and regulatory requirements, including our disclosure controls and procedures;
●	our independent auditor’s qualifications, engagement, compensation, and independence;
●	the performance of our independent auditor; and
●	the production of an annual report of the Audit Committee for inclusion in our annual proxy statement.

The Audit Committee is to be comprised of not less than three independent directors. The Board has determined that each member of the Audit Committee is an independent director in accordance with applicable legal or regulatory requirements. It has also determined that each member is financially literate. Its members have identified Mr. Howard as an audit committee financial expert, as so defined by the US Securities and Exchange Commission (the “SEC”).

Compensation Committee

The purpose of the Compensation Committee is to:

●	review and approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation;
●	review and approve the compensation of our other officers based on recommendations from the CEO;
●	review, approve and make recommendations to the Board with respect to incentive compensation plans or programs, or other equity-based plans or programs, including but not limited to our Annual Incentive Plan, and our 401(k) Plan; and
●	produce an annual report of the Compensation Committee on executive compensation for inclusion in our annual proxy statement.

The Compensation Committee is to be comprised of not less than three of our independent directors. The Board has determined that each member of the Compensation Committee is an independent director in accordance with applicable legal or regulatory requirements.

Nominating and Corporate Governance Committee

The purpose of the Nominating Committee is to:

●	identify individuals qualified to become members of the Board, consistent with criteria approved by the Board;
●	recommend to the Board, candidates for all directorships to be filled by the Board or our shareholders;

●	recommend to the Board, and in consultation with the chairman, which member(s) can and may be appointed to committees of the Board and the chairpersons thereof, including filling any vacancies;
●	develop and recommend to the Board a set of corporate governance principles applicable to us;
●	oversee, evaluate and monitor the Board and its individual members, and our corporate governance principles and procedures; and
●	fulfill such other duties and responsibilities as may be set forth in its charter or assigned by the Board from time to time.

The Nominating Committee is to be comprised of not less than three independent directors. The Board has determined that each member of the Nominating Committee is an independent director in accordance with applicable legal or regulatory requirements.

The Nominating Committee will consider nominees recommended by shareholders but have not designated any special procedures shareholders need to follow to submit those recommendations. The Nominating Committee has not designated any such procedures because as discussed below under the heading “Shareholder Communications to the Board,” shareholders are free to send written communications directly to the Board, committees of the Board, and/or individual directors, at our corporate address in care of our Secretary.

Shareholder Communications to the Board

Shareholders may send communications in writing to the Board, committees of the Board, and/or to individual directors, at our corporate address in care of our Secretary. Written communications addressed to the Board are reviewed by the Chairman of the Board for appropriate handling. Written communications addressed to an individual Board member are forwarded to that person directly.

Code of Conduct

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

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We have a standing Compensation Committee on our Board. Our President, or in the absence of a President, our Chief Executive Officer, makes recommendations to the committee as to employee benefit programs and officer and employee compensation. The Company’s compensation program consists of base salary, bonus, stock options, other incentive awards and other benefits, which the Committee generally reviews annually. The Committee’s overall philosophy is to align compensation with our business strategy and to support achievement of our long-term goals. In order to attract and retain competent executives, we believe it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience. The Committee annually reviews all compensation plans to assure effectiveness and fiduciary responsibility.

Annual Base Salary. The Company provides officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for officers are determined for each executive based on his or her position and responsibility using a) market data, b) an internal review of the executive’s compensation, both individually and relative to other executive officers, and c) the individual performance of the executive.

Incentive Stock Options. In August 2016, the Board approved the 2016 Stock Option Plan. This Plan gives the Board the capability to promote high performance and achievement of corporate goals by all employees, encourage the growth of shareholder value, and allow all employees to participate in the long-term growth and profitability of the Company. At the Company’s Annual Meeting on November 9, 2016, the proposal to approve the 2016 Stock Option Plan did not receive the affirmative vote of a majority of outstanding shareholders. In 2017, The Board will consider the adoption of a 2017 Stock Option Plan.

Annual Cash Bonus. In addition to the competitive annual base salary, we intend to reward executive officers each year for the achievement of specific goals, which may be financial, operational or technological. We consider objectively measurable goals, such as obtaining new investment capital, negotiating valuable contracts and achieving research and regulatory milestones, and more subjective goals, such as quality of management performance and consistency of effort. CTI’s objectives include operating, strategic and financial goals the board considers critical to CTI’s overall goal of building shareholder value. Our recommendations for cash bonuses also take into account CTI’s liquidity and capital resources in any given year.

In August 2015, the Compensation Committee of the Board of Directors reviewed the performance of the Chief Executive Officer over the previous 18 months. Based on this performance, the Committee recommended that the Board award the Chief Executive Officer 40% of the allowable bonus, which amounted to $53,000. The Committee also recommended that the Board extend the contract of the Chief Executive Officer until September 30, 2016. Both recommendations were approved by the Board.

In November 2016, the Compensation Committee of the Board of Directors reviewed the performance of the Chief Executive Officer over the previous 18 months. Based on this performance, the Committee recommended that the Board award the Chief Executive Officer 20% of the allowable bonus, which amounted to $54,000. The Committee also recommended that the Board extend the contract of the Chief Executive Officer on a month to month basis. Both recommendations were approved by the Board.

Benefits. The Company provides executive officers with retirement and other personal benefits. These include medical, dental, vision, life, AD&D, short-term disability and long-term disability insurance, as well as a Company sponsored 401(k) plan. The Committee believes that these benefits are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for all positions. Officers are eligible to receive the same health and welfare benefits that are generally available to other employees and they contribute to their benefit premium on the same terms as other employees under the same plan and level of coverage.

Assessment of Risk. In the design of executive compensation plans, the Committee considers the desired behavior the Committee wants to incent and how that behavior relates to increasing shareholder value. The Committee does not feel that there are any compensation-related risks that are reasonably likely to have a material effect on the Company.

The annual base salaries and annual cash bonus targets for our current executive officers are shown in the table below.

Executive Officer	Annual Base Salary	Cash Bonus Target

Conrad F. Mir	$270,000	100%
Thomas P. Richtarich	150,000	40%

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered by the 4 highest paid ($100,000 or more) employees that served during the years ended December 31, 2016 and December 31, 2015.

Name and Principal Position	Year ended	Salary		Bonus	Option Awards (4)	All Other Compensation	Total

Conrad F. Mir (1)	12/31/2016		$225,000	$54,000	$		$279,000
Director, President and Chief Executive Officer	12/31/2015		$270,747	$53,000	$		$323,747

Thomas P. Richtarich (2)	12/31/2016		$113,017				$113,017
Chief Financial Officer

Ian Rhodes (3)
Former Executive Vice President	12/31/2015		$146,689				$146,689
and Chief Financial Officer		$

(1)	Mr. Mir joined the Company in September 2013.

(2)	Mr. Richtarich joined the Company in January 2016.

(3)	Mr. Rhodes joined the Company in May 2014 and resigned as Chief Financial Officer in January 2016.

(4)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation of these options can be found in Note 14 to our financial statements included in our 2015 Form 10-K.

Grants of Plan-Based Awards

During the quarter ended December 31, 2013, the Company granted 1,000,000 options to Conrad Mir. As approved by the Board of Directors, these options vest over a four (4) year period, with 200,000 options vested upon issuance.

During the quarter ended June 30, 2014, the Company granted 300,000 options to Ian Rhodes. As approved by the Board of Directors, these options granted were expected to vest over a four (4) year period, with 60,000 options vested upon issuance. Upon his resignation on January 8, 2016, the 180,000 unvested options were forfeited. Additionally, the 120,000 vested options all expired 90 days from his resignation, per the Option Agreement.

Outstanding Equity Awards at December 31, 2016

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Price	Option Expiration Date
Conrad Mir	800,000	200,000	0.08	10/1/18

(1) Option awarded under the 2011 Employees’, Directors’ and Consultants’ Stock Option Plan.

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

Non-employee directors were granted 10,000 fully vested, non-qualified stock options to purchase our common stock on the date the individual was first elected as a director, whether by the stockholders or by the Board, and were granted 10,000 options on the first business day of January thereafter, provided the individual was still a director. The stock options granted were at an exercise price not less than 100% of the fair market value of the common stock at the grant date and had a term of five (5) years from date of grant; options granted under earlier, now expired plans had ten year terms. If an individual’s directorship terminated because of death or permanent disability, the stock options may be exercised within one year after termination. If the termination was for any other reason, the stock options may be exercised within 180 days after termination. However, the Board had the discretion to amend previously granted stock options to provide that such stock options may continue to be exercisable for specified additional periods following termination. In no event may a stock option be exercised after the expiration of its term.

The following table summarizes the total compensation awarded to, earned by or paid by us for services rendered during fiscal years ended December 31, 2016 and December 31, 2015, to the non-employee Board of Director members:

Name	Year Ended	Fees Earned or Paid in Cash(1)	Option Awards (2)	Other Equity Compensation (3)	Total
Peter Brennan(4)	12/31/2016	$22,500	$	$475	$22,975
	12/31/2015	$18,000	$	$475	$18,475

Robert T. Conway, Jr. (5)	12/31/2016	$15,000	$	$475	$15,475
	12/31/2015	$3,500	$	$475	$3,975

Rustin Howard	12/31/2016	$21,000	$	$475	$21,475
	12/31/2015	$15,000	$	$475	$15,475

Carl O’Connell	12/31/2016	$16,000	$	$475	$16,475
	12/31/2015	$12,000	$	$475	$12,475

Steven Roehrich(6)	12/31/2016	$20,000	$	$475	$20,475
	12/31/2015	$10,000	$	$475	$10,475

Stan Yarbro, Ph.D. (7)	12/31/2016	$28,400	$	$475	$28,875
	12/31/2015	$21,400	$	$475	$21,875

(1)   In 2015, Mr. Roehrich received $10,000 in cash. No other cash payments were made to directors for fees during 2015. No cash payments were made to directors for fees during 2016.

(2)   In August 2016, each director serving on January 2, 2016 received a stock option for 10,000 shares of common stock for services rendered in 2015 at $0.1427 per share under the 2016 Stock Option Plan approved by the Board of Directors in August 2016. Because the 2016 Stock Option Plan was not approved by the stockholders at the Company’s Annual Meeting in November 2016, these options were cancelled. No stock options were awarded to Directors in 2017 for services rendered in the prior year.

(3) Each director serving on January 2, 2016 received 2,500 shares of common stock for services rendered during 2015. The fair market value of the stock was $0.19 per share. Each director serving on January 2, 2017 received 2,500 shares of common stock for services rendered during 2016. The fair market value of the stock was $0.19 per share.

(4) Mr. Brennan has served as Chairman since May of 2012.

(5) Mr. Conway resigned as a Director on January 19, 2017.

(6) Mr. Roehrich resigned as a Director on January 19, 2017.

(7) Mr. Yarbro was removed as a Director on March 18, 2017.

Outstanding Equity Awards at December 31, 2016 to Non-Employee Directors

Name	Number of Securities Underlying Unexercised Options		Option Exercise Price		Option Expiration Date
Peter Brennan	10,000	(2)		$0.170	1/2/20
	10,000	(2)		$0.320	1/2/19
	2,500	(2)		$0.170	8/9/18
	10,000	(2)		$0.501	1/1/18
	10,000	(2)		$1.260	1/2/17
Robert T. Conway, Jr. (3)	0		$
Rustin Howard	10,000	(2)		$0.170	1/2/20
	10,000	(2)		$0.320	1/2/19
	10,000	(2)		$0.501	1/1/18
	10,000	(2)		$1.260	1/2/17
	10,000	(1)		$2.290	10/5/17
	10,000	(1)		$1.510	1/2/18
	10,000	(1)		$1.005	1/2/19
	10,000	(1)		$1.870	1/4/20
Carl O’Connell	10,000	(2)		$0.170	1/2/20
	2,500	(2)		$0.320	1/2/19
Steven Roehrich (4)	0		$
Stan Yarbro(5)	10,000	(2)		$0.170	1/2/20
	10,000	(2)		$0.320	1/2/19
	10,000	(2)		$0.501	1/1/18
	10,000	(2)		$1.130	2/28/17

(1) These stock options were granted pursuant to our 2000 Directors Stock Option Plan. The shares were vested immediately on issuance.

(2) These stock options were granted pursuant to our 2011 Employees’ Directors’ and Consultants’ Stock Option Plan. The shares were vested immediately on issuance.

(3) Mr. Conway resigned as a Director on January 19, 2017.

(4) Mr. Roehrich resigned as a Director on January 19, 2017.

(5) Mr. Yarbro was removed as a Director on March 18, 2017. His options expired 90 days from his removal date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information indicates the beneficial ownership of our stock by each director nominee, and by each person known to us to be the beneficial owner of more than 5% of our outstanding stock. The indicated owners, which have sole voting and investment power, have furnished such information to us as of July 17, 2017, except as otherwise indicated in the footnotes.

Names of Beneficial Owners (and address, if ownership is more than 5%)	Amount Beneficially Owned	(1)	Percent (%)	(2)
Director nominees
Peter Brennan	3,799,596	(3)(4)	11.6
Rustin Howard	131,176	(3)(5)	*
Conrad Mir	1,309,686	(3)(6)	4.2
Carl O’Connell	30,625	(3)(7)	*

Officers
Thomas P. Richtarich	0	(3)(8)	*

Director nominees and officers total:	5,271,083		15.6

Five percent beneficial owners
Joseph M Finley (9)
Suite 2300, 150 South Fifth St., Minneapolis, MN 55402	1,621,153		5.2

Bard Associates, Inc. (10) 135 South LaSalle Street, Suite 3700 Chicago, IL 60603	2,500,025		8.2

William Austin Lewis IV (11)	9,792,989		25.0
500 5th Avenue, Suite 2240, New York, NY 10110

HK Opportunity Group, LLC (11)	3,529,412		10.4
1225 Johnson Ferry Rd., Suite 160, Marietta, GA 30068

Joseph J. Prischak (13)	3,565,412		10.5
2425 W. 23rd St., Erie, PA 16506

* Less than 1%

(1) Designated person or group has sole voting and investment power.

(2) Pursuant to SEC Rule 13d-3, amounts shown include common shares that may be acquired by a person within 60 days of October 7, 2016. Therefore, the column titled “Percent (%)” has been computed based on (a) 28,787,831 common shares actually outstanding as of October 7, 2016; and (b) solely with respect to the person whose Rule 13d-3 Percentage Ownership of common shares is being computed, common shares that may be acquired within 60 days of October 7, 2016 upon exercise of options, warrants and/or convertible debt held only by such person.

(3) Persons listed below have the right to acquire the listed number of shares upon exercise of stock options:

Name	Right to Acquire
Peter Brennan	42,500
Rustin Howard	82,500
Conrad Mir	800,000
Carl O’Connell	12,500
Directors nominees total	977,500

Thomas P. Richtarich	0
Officers total (excluding Conrad Mir shown above)	0

(4) Peter Brennan is the beneficial owner of Damel Diversified LP, Damel Partners LP, and Lisl Brennan Family Trust 2005. Peter Brennan beneficially owns 1,409,615 shares (including the 42,500 stock options referenced in footnote 3 above) and has the right to acquire an additional 2,379,981 shares upon conversion of $2,498,980 of convertible debt.

(5) Rustin Howard beneficially owns 38,676 shares and has the right to acquire 82,500 shares upon exercise of stock options referenced in footnote 3 above.

(6) Conrad Mir beneficially owns 509,686 shares and has the right to acquire 800,000 shares upon exercise of stock options referenced in footnote 2 above.

(7) Carl O’Connell beneficially owns 5,625 shares and has the right to acquire 12,500 shares upon exercise of stock options referenced in footnote 3 above.

(8) Thomas P. Richtarich beneficially owns 0 shares.

(9)Joseph Finley beneficially owns 1,087,613 shares and has the right to acquire an additional 185,714 shares upon the exercise of stock warrants and 347,826 shares upon conversion of $80,000 of convertible debt.

(10) Information is based on a Schedule 13G filed with the SEC on February 1, 2016. Bard Associates beneficially own 2,500,025 shares.

(11) William Austin Lewis IV beneficially owns 1,067,500 shares and has the right to acquire 8,058,823 shares upon conversion of $1,752,941 of convertible debt and 666,666 shares upon the exercise of stock warrants.

(12) HK Opportunity Group, LLC has the right to acquire 3,529,412 shares upon conversion of $705,882 of convertible debt.

(13) Joseph J. Prischak beneficially owns 36,000 shares and has the right to acquire 3,529,412 shares upon conversion of $705,882 of convertible debt.

(14) LP Funding, LLC beneficially owns 1,400,000 shares.

On July 17, 2017, the stock transfer records maintained by us with respect to our Preferred Stock showed that the largest holder of Preferred Stock owned 500 shares; the largest owner of Class C Convertible Preferred Stock owned 375 shares. No directors own Preferred Stock.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Party Transactions

As of December 31, 2016, and December 31, 2015, the Company has $431,300 and $308,400, respectively, owed in fees to current directors, which are in Accounts Payable.

At December 31, 2016, and December 31, 2015, $2,598,980 of the outstanding Notes Payable were payable to related parties; $2,498,980 to the Chairman of our Board, Peter Brennan, and $100,000 to another director, Stan Yarbro. Accrued Interest on these Notes, which are in Accrued Liabilities, was $615,000 and $28,000, respectively as of December 31, 2016, and $465,000 and $22,000, respectively, as of December 31, 2015. In addition, the Company has recorded additional interest on Mr. Brennan’s Notes, pending negotiations, of $1,432,000 as of December 31, 2016, and $1,007,000 as of December 31, 2015.

On September 15, 2015, the Company announced the appointment of Stephen J. D’Amato, M.D. as chief medical officer of the Company. During 2010, Calmar Pain Relief, LLC, purchased 10 Calmare devices from the Company for an aggregate purchase price of $550,000. Additionally, during 2016 and 2015, Calmar Pain Relief purchased certain supplies from the Company totaling $3,200 and $1,900, respectively. Dr. D’Amato is one of the managing members of Calmar Pain Relief, LLC.

On October 15, 2015, the Company entered into a consulting agreement with VADM Robert T. Conway, Jr., U.S. Navy, (Ret) (the “Admiral”), a member of the Company’s Board of Directors. The agreement is for one year and includes compensation of a monthly retainer fee of $7,500 and a five-year warrant to purchase 167,000 shares of common stock of the Company, fully vested on the date of issuance, at a strike price of $.60 per share. As a result of this agreement, the Board of Directors has determined that the Admiral is no longer an independent director of the Company. On January 19, 2017, the Admiral resigned from the Board of Directors. As of January 19, 2017, the Company has $30,000 in consulting fees payable to the Admiral.

Director Independence

Since our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based upon the above, Mr. Howard and Mr. O’Connell are considered to be independent directors.

There are no family relationships among our directors and executive officers.

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

Mayer Hoffman McCann CPAs, the New York Practice of Mayer Hoffman McCann P.C. (“MHM”) have been the independent registered public accountants for the company.

The following table presents fees for professional services billed by MHM for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$94,330	$93,500
Tax Fees	—	—
Audit Related Fees	—	—
All other fees	—	—
Total	$94,330	$93,500

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of financial statements and schedules.

The following consolidated financial statements of Calmare Therapeutics Incorporated and Subsidiary are included herein by reference to the pages listed in “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

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

Date: July 21, 2017

By	/s/ Thomas P. Richtarich
Thomas P. Richtarich
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Conrad Mir	Director, President and Chief Executive Officer	July 21, 2017
Conrad Mir	(Principal Executive Officer)

/s/ Thomas P. Richtarich	Chief Financial Officer (Principal Financial	July 21, 2017
Thomas P. Richtarich	Officer)

/s/ Peter Brennan	Chairman	July 21, 2017
Peter Brennan

/s/ Rustin Howard	Director	July 21, 2017
Rustin Howard

/s/ Carl D. O’Connell	Director	July 21, 2017
Carl D. O’Connell

/

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Unofficial restated certificate of incorporation of the registrant as amended to date filed (on April 1, 1998) as Exhibit 4.1 to registrant’s Registration Statement on Form S-8, File Number 333-49095 and hereby incorporated by reference.

3.2	By-laws of the registrant as amended, filed (on December 12, 2005) as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 and amended pursuant to the Current Report on Form 8-K filed March 31, 2012 , and hereby incorporated by reference.

10.3*	Registrant’s 2000 Directors Stock Option Plan as amended January 24, 2003, filed (on January 29, 2003) as Exhibit 4.4 to registrant’s Registration Statement on Form S-8, File Number 333-102798 and hereby incorporated by reference.

10.5*	Registrant’s 1997 Employees’ Stock Option Plan as amended January 14, 2005, filed (on January 21, 2005) as Exhibit 4.3 to registrant’s Current Report on Form 8-K, and hereby incorporated by reference.

10.22	License Agreement between Competitive Technologies, Inc. and Daeyand E&C Co., Ltd. (now GEOMC Co., Ltd.), dated September 25, 2007. filed (on March 4, 2011) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.23	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated August 22, 2008 granting rights in South Korea, filed (on March 4, 2011) as Exhibit 10.2 to registrant’s Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.24	Memorandum of understanding between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated January 18, 2010, filed (on March 4, 2011) as Exhibit 10.3 to registrant’s Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.25	Distributor Appointment Agreement between Competitive Technologies, Inc. and GEOMC Co., Ltd. dated February 4, 2011 granting rights in Japan filed (on March 4, 2011) as Exhibit 10.4 to registrant’s Current Report on Form 8-K dated March 4, 2011, and hereby incorporated by reference.

10.28	Registration Rights Agreement dated December 2, 2010 and filed (December 14, 2010) as Exhibit 4.1 to registrant’s Current Report on Form 8-K dated December 14, 2010, and hereby incorporated by reference

10.29	Preferred Stock Certification for Class C Convertible Preferred Stock issued December 30, 2011, and filed as Exhibit 4.1 to registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 filed on February 20, 2011, and hereby incorporated by reference.

10.35	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated May 24, 2011 and effective April 1, 2011, and filed (May 31, 2011) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated May 31, 2011, and hereby incorporated by reference.

10.36*	2011 Employees’ Directors’ and Consultants’ Stock Option Plan dated May 2, 2011, and filed as Exhibit 10.1 to registrant’s Registration Statement on Form S-8 dated May 26, 2011, and hereby incorporated by reference.

10.40	Amended, Restated and Extended Services and Representation Agreement among Competitive Technologies, Inc., Professor Giuseppe Marineo, and Delta Research & Development dated July 3, 2012, and filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated July 6, 2012, and hereby incorporated by reference.

10.43*	Conrad Mir Employment Agreement, effective October 1, 2013.

10.45*	Thomas P. Richtarich Employment Agreement, effective April 11, 2016.

21	Subsidiary of registrant, and filed as Exhibit 21 to registrant’s Annual Report on Form 10-K dated April 16, 2012, and hereby incorporated by reference

31.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Calmare Therapeutics Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Management Contract or Compensatory Plan

^ Filed herewith

www.calmaretherapeutics.com

